Form 10-K
period 2000-10-31
VERMONT PURE HOLDINGS LTD/DE
filed 2001-01-29
CIK 1123316

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 2000

                  or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from_______ to _______

                        Commission File Number 333-45226

                           VERMONT PURE HOLDINGS, LTD.
                 (Exact name of business issuer in its charter)



                DELAWARE                                     03-0366218
-------------------------------------              -----------------------------
     (State or other jurisdiction of              I.R.S. Employer Identification
     incorporation or organization)                          Number


    P.O. BOX C, ROUTE 66, CATAMOUNT INDUSTRIAL PARK, RANDOLPH, VERMONT 05060
    ------------------------------------------------------------------------
              (Address of principal executive offices and zip code)

         Issuer's telephone number, including area code: (802) 728-3600

Securities registered pursuant to Section 12(g) of the Act:

         None

Securities registered pursuant to Section 12(b) of the Act:

         Common Stock, par value $.001 per share
                    (Title of Class)

Check  whether  the Issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained herein, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

The Issuer's revenues for the most recent fiscal year were $35,124,813.

Based on the last sale at the close of business on January 19, 2001, the aggregate market value of the Issuer's common stock held by non-affiliates of the Issuer was approximately $26,972,552.

The number of shares outstanding of the Issuer's Common Stock, $.001 par value, was 20,167,773 on January 19, 2001.

Transitional Small Business Disclosure Format (check one):  Yes []  No [X]

ITEM 1.  BUSINESS.

         The Company bottles, markets and distributes natural spring water under the Vermont Pure(R) and Hidden Spring(R) brands and distilled water with minerals added under the Crystal Rock(R) brand to the retail consumer and home/office markets. The Company sells its products primarily in New England, New York and New Jersey as well as Mid-Atlantic and Mid-Western states.

INDUSTRY BACKGROUND

         Bottled water has been and continues to be one of the fastest growing segments of the beverage industry. According to studies prepared by Beverage Marketing Corporation, total bottled water consumption on a per capita basis in the United States increased 77%, or 6.7 gallons, from 1990 to 1999. Annual consumption increased from 8.8 gallons per capita in 1990 to 15.5 gallons per capita in 1999. Bottled water volume in the United States has grown significantly, increasing from approximately 2.2 billion gallons in 1990 to approximately 4.3 billion gallons in 1999. The retail sales value in 1990 was approximately $2.6 billion and has grown to approximately $5.0 billion in 1999. In the period 1993 to 1999, bottled water has been the fastest growing beverage category in the United States

         The bottled water market is divided into two distinct categories: non-sparkling (defined as still or non-carbonated water), which accounts for approximately 91% of bottled water sales, and sparkling (carbonated), which accounts for approximately 9% of bottled water sales. Non-sparkling water was responsible for 99% of the incremental volume increase from 1990 to 1999. All of the Company's natural spring water and distilled water with minerals added are in the non-sparkling category.

         The Company believes that consumers perceive bottled water as a healthy and refreshing beverage alternative to beer, liquor, wine, soft drinks, coffee and tea. The Company anticipates that sales of bottled water will continue to grow as consumers focus on health and fitness, alcohol moderation and the avoidance of both caffeine and sodium. Bottled water has become a mainstream beverage as the centerpiece of consumers' healthy living lifestyles. In addition, the Company believes that the development and continued growth of the bottled water industry since the early 1980's reflects growing public awareness of the potential contamination and unreliability of municipal water supplies.

         In recent years, the bottled water industry has experienced periods of consolidation. Large multi-national companies such as Perrier (owned by Nestle), Groupe Danone and Suntory Water Group have been active acquirers of small and medium sized regional bottled water companies. The primary drivers of this consolidation are incremental growth through acquiring the customer base and synergies resulting from integration into existing operations. Additionally, permitting spring sources has been increasingly more difficult due to increased state and federal regulation. Companies that have a strong and densely serviced customer base and permitted natural spring sites are attractive targets for acquisitions. Another significant impact in the industry has been the entrance of major soft drink bottlers into the bottling and distribution segment of the indusry. Both Coca-Cola and Pepsi Cola have started producing and marketing their own brands of reverse osmosis drinking water within the last three years. Consequently, by 2000 both companies, based on dollar sales, have entered the top 10 bottled water companies in the United States.

COMPANY BACKGROUND

         Incorporated in Delaware in 1990, the Company developed Vermont Pure(R) Natural Spring Water as its flagship brand in the still, non-carbonated retail consumer category. Over the next decade, the Company grew aggressively both internally and through acquisition. Growth in the retail consumer market resulted from establishing productive relationships with beverage distributors throughout the Northeast as well as brand and product extensions. In addition to Vermont Pure(R), in 1995 the Company started re-marketing the Company's original trademark Hidden Spring(R), a brand that it had acquired upon its inception. The Company also utilizes excess capacity to co-pack retailers private brands. The Company expanded product lines to include more sizes and features, such as sports caps on selected bottle sizes for convenient single serve and multi-packs for the grocery and convenience store channels.

         The growth in the Home and Office delivery category has predominantly been fueled by market expansion through acquisition in New England and Northern New York and subsequent internal growth in those acquired markets. The Company began to pursue this acquisition strategy in 1996 to minimize its reliance on the retail consumer side of the business. Prior to 1996 the retail business represented 90% of total sales revenue. Additional benefits of the Home & office channel are higher gross margins, approximately 70%, and less seasonal influence. During this time, the Company expanded its product lines to leverage its distribution system. In particular, coffee, a product counter seasonal to water, became the second leading product in the system and grew to account for almost 10% of the Company's total sales. The Company purchases coffee future contracts to maintain price and supply stability. Since coffee is a commodity the Company can not insure that future supplies and pricing will not be subject to volatility in the world commodity markets. Any interruption in supply or dramatic increase in pricing may have an adverse affect on the business.

     To accommodate the growing demand for bottled spring water, the Company has increased its investment in plant and equipment. When the company was founded, the assets included one spring on 1.7 acres of land, a 9,000 square foot office facility and bottling plant in Randolph, Vermont. Since that time, the Company has acquired additional springs on approximately 65 acres of land and built a second office, bottling and warehouse facility of 32,000 square feet in Randolph, Vermont which was recently expanded to approximately 72,000 square feet. It also developed a five-gallon bottling facility near Albany, NY and expanded distribution centers in New England and Northern New York (see Property). The Company has the original office and bottling facility in Randolph, Vermont listed for sale.

     As the Company entered its second decade in 2000, it continued to grow internally and with small acquisitions in the home and office area. At the end of fiscal year 2000, the Company consummated a merger involving the Crystal Rock Spring Water Company of Watertown, Connecticut. In terms of sales, the Company nearly doubled its size as a result of this transaction. In addition, it significantly accelerated its home and office growth strategy and added to its management depth. Following the acquisition, the home and office segment accounts for 75% of sales with the retail products comprising the balance.

     Crystal Rock is a bottled water manufacturer focusing on the still, non-carbonated, segment of the bottled water industry. Its primary business is the marketing and distribution of Crystal Rock brand of purified and mineralized drinking water to the home and office delivery markets. The company also distributes coffee and other refreshment type products, and vending services in

Connecticut, New York and Massachusetts. To achieve merger synergies Crystal Rock closed and absorbed Vermont Pure route operations in Bloomfield and Shelton, CT. The Vermont Pure brand is distributed and available through the Crystal Rock operations.

         Crystal Rock was founded in 1914 by Henry Baker, Sr., who delivered water in 1/2 gallon containers by horse drawn wagon in Stamford, Connecticut. In 1965 Henry E. Baker, Jr. became President, representing the second generation of Bakers to manage Crystal Rock. Under Henry Baker's tenure as President in the `60s and `70s Crystal Rock constructed a bottling plant in Stamford, Connecticut and successfully implemented a strategy to expand sales to the office coffee and refreshment service market. In 1975 John Baker joined Crystal Rock, with Peter Baker joining in 1977.

         With expansion continuing into the `80s, Crystal Rock constructed a new facility in 1988 in Watertown, Connecticut. The 72,000 square foot bottling facility replaced the Stamford facility as a bottling plant and became Crystal Rock's headquarters. With the construction of the new facility came a new strategy to market purified and mineralized drinking water. This process can easily be replicated in any market that Crystal Rock targets for expansion. Maintaining the strategy to penetrate the office coffee and refreshment service market, Crystal Rock realized a customer mix of 75% commercial accounts to 25% residential by 1989.

         Crystal Rock is recognized as a water industry leader in the ability to successfully and continually maintain such integration of coffee and refreshment products into its bottled water business. This is evident through the recognition that the Bakers have received from the IBWA. Henry E. Baker was a Board member for 20 years and is in the IBWA Hall of Fame. Peter K. Baker has served as a Board member and Chairman of the association

         In 1993, John B. Baker and Peter K. Baker were appointed Co-Presidents of the growing enterprise. Contributing to growth in the `90s were a number of acquisitions of various office coffee and water companies.

         By focusing on the home and office delivery sector, Crystal Rock has intentionally concentrated efforts on the largest and most profitable segment of the industry. By offering over 500 products for sale to Crystal Rock's customers the value of the home and office account base is maximized. Utilization of 100% of truck space and equitable sales commission plans to Crystal Rock's Route Sales Personnel creates efficiencies and maintains profitability. A major factor in Crystal Rock's ability to duplicate its success in other territories is the water manufacturing process.

         Vermont Pure Holdings, Ltd. is now primarily comprised of two operating subsidiaries, Crystal Rock Spring Water Company and Vermont Pure Springs, Inc. It is presently integrating the extensive home and office delivery operations of both companies. In the coming year, this category will be approximately 75% of the Company's total sales. This places the Company fourth in the United States and second in the northeast region for this type of distribution. Peter Baker, as President of the Company is coordinating this effort.

         The Company continues to upgrade and expand its bottling operations in Connecticut, New York and Vermont. Jack Baker, as Executive Vice President, is in charge of the merged companies production, engineering, and quality initiatives. Tim Fallon and Bruce MacDonald remain the Company's Chief Executive and Chief Financial Officer, respectively.

     To finance the merger, the Company re-financed existing debt and borrowed additional funds from Webster Bank of Watertown, Connecticut. It also financed a substantial amount of purchase price from the former Crystal Rock shareholders. This debt is subordinated to the bank. The increased debt will result in significantly higher interest costs for the Company in the future. Management expects that growth and efficiencies gained through integration will increase the cash flow and profitability sufficiently to pay down the debt on schedule. (For more information concerning the Company's debt, see Note 8 to the Financial Statements.)

         To date,  the  Company  has not  experienced  significant  problems  in integrating its acquired businesses with its existing operations. However, the acquisition of new businesses, particularly one of the size and complexity of Crystal Rock may require management to devote time and energy to the successful, efficient and timely integration of operations, labor forces, administrative systems (including accounting practices and procedures and management information systems), and varying corporate cultures. Although the Company expects to complete the merger synergies there can be no assurances that the Company will be successful with this integration. Any failure to realize expected synergies could have an adverse effect on the company.

WATER SOURCES AND BOTTLING OPERATIONS

         The primary sources of the natural spring water used by the Company are springs located at the Company's properties in Randolph and Tinmouth, Vermont, and a spring owned by a third party in Stockbridge, Vermont, that is subject to a water supply contract in favor of the Company.

         Percolation through the earth's surface is nature's best filter of water. The Company believes that the exceptionally long percolation period of natural spring water in the north central Vermont area and in particular in the area of its springs assures a high level of purity. Moreover, the long percolation period permits the water to become mineralized and Ph balanced.

         Management believes that the age and extended percolation period of its natural spring water provides the natural spring water with certain distinct attributes: a purer water; noteworthy mineral characteristics including the fact that the water is sodium free and has a naturally balanced Ph; and a light, refreshing taste.

         In addition to drawing water from its own springs, the Company purchases bulk quantities of water from natural springs owned or operated by non-affiliated entities. All of such springs are approved sources for natural spring water. See "Government Regulation". During fiscal 1999 and 1998, purchases of spring water from a non-affiliated source in Vermont amounted to approximately half of the Company's usage of spring water. During the latest fiscal year, usage from the third party source amounted to 8% of total water usage. The Company is actively exploring the acquisition of additional spring sources that would enable it to reduce its reliance on third-party springs.

         The Company has for several years purchased spring water from an unaffiliated source in Stockbridge, Vermont. Until late 1999, the Company had no contract with respect to this source. Commencing in November 1999, the Company has obtained a 50-year water supply contract to purchase, on a first priority basis, up to 5,000,000 gallons per month from the spring owner. Because this amount is well in excess of the Company's current needs and within the apparent capacity of the spring, the Company believes it can readily meet its bulk water supply needs for the foreseeable future. An interruption or contamination of any of its spring sites would materially affect the Company. The Company believes that it could find adequate supplies of bulk spring water from other sources, but that it might suffer inventory shortages or inefficiencies, such as increased purchase or transport costs, in obtaining such supplies.

         Municipal water is the primary raw water source for the Crystal Rock(R) brand. Although the water source is currently made available from the local municipality, if the source were eliminated, Crystal Rock could purchase water from other sources and have it shipped to the Watertown manufacturing facility. The raw water is purified through a number of processes beginning with filtration. Utilizing carbon and ion exchange filtration systems, chlorine and other volatile compounds and dissolved solids are removed. After the filtration process, 98% of all impurities are removed by reverse osmosis and any remaining impurities are removed through distillation. This process produces highly purified water in conformance with U.S. Pharmacopoeia (23rd Revision). Purified water is ozonated (the process of injecting ozone (O(3)) into the water as an agent to prohibit the formation of bacteria) prior to storage in four
30,000-gallon storage tanks. Prior to bottling, drinking water has pharmaceutical grade minerals including calcium and potassium added for taste. The water is again ozonated and bottled in a fully enclosed clean room with a high efficiency particulate air, or HEPA, filtering system designed to prevent any airborne contaminants from entering the bottling area, assuring a sanitary filling environment.

         The Company is highly dependent on the integrity of the sources and processes by which it derives its product. Natural occurrences beyond the control of the Company such as drought, earthquake or other geological changes, a change in the chemical or mineral content or purity of the water or environmental pollution may affect the amount and quality of the water emanating from the springs the Company uses. Any such occurrence may have an adverse impact on the business of the Company. The Company is also dependent on its availability of water and its bottling processes. An interruption may result in an inability to meet market demand and/or negative impact the cost to bottle the products. Finally, the distribution and consumption of the product is dependent on other businesses and consumers. There is a possibility that integrity of the product could be changed either inadvertently or by tampering before consumption. Even if such an event was not attributed to the Company, the product's integrity may be irreparably harmed. Consequently, the Company would experience economic hardship.

PRODUCTS

         The Company's natural spring water is sold in the retail consumer market under the Vermont Pure and Hidden Spring brands, packaged in various bottle sizes ranging from 8 ounces to 1.5 liters and sold in single units and plastic rings of six and eight bottles. Products are sold in 12-pack and 24-pack cases. In recent years, sales indicate that the preferred container sizes are "single serve" sizes" - 750 ml and 500ml. The Company uses a sports cap on various product sizes to create convenience and add extra value. Consumer sizes are bottled in clear PET (polyethylene terephthalate) recyclable bottles that are perceived in the marketplace as a high quality package. Although the Crystal Rock brand is bottled in this type of bottle for retail sale, in similar sizes, this outlet does not comprise a significant amount of the Company's sales. The Company's three major brands are sold in three and five gallon bottles to homes and offices throughout New England and New York. In general, Crystal Rock is distributed in Southern New England while Vermont Pure and Hidden Spring are distributed in Northern New England and Upstate and Western New York. The Company rents water coolers to dispense bottled water. Coolers are available in various consumer preferences such as cold, and hot & cold dispensing units. In conjunction with the home and office accounts, the Company also distributes a variety of coffee, tea and other hot beverage products and related supplies, other consumable products used around the office, and offers vending services in some locations. The Company rents or supplies multi burner coffee machines to customers. In addition, the Company supplies whole beans and coffee grinders for fresh ground coffee as well as cappuccino machines to restaurants. Coffee has grown to become the Company's second largest selling product, accounting for close to 10% of total sales. The Company sells its own branded coffee (Crystal Rock(R) and Vermont Pure(R)) as well as other national brands, most notably, Green Mountain Coffee Roasters(R).

MARKETING

     The Company generally markets its products as "premium" domestic bottled water products in two categories.

         HOME AND OFFICE DELIVERY

     The Company distributes and markets its water in five and three gallon bottles as "premium" bottled water products. It seeks brand differentiation by offering quality service. Home and office sales are generated and serviced using directly operated facilities, Company employees and vehicles.

     The Company also uses tele-marketers and outside/cold-call sales personnel to market its home and office delivery. The sales effort is supported through promotional giveaways and Yellow Page advertising, as well as radio, television and billboard ad campaigns. The Company also sponsors local area professional sports and professional sporting events, participates in trade shows and is very visible in community and charitable events.

     The Company markets its home and office delivery service throughout most of New England and New York.

         RETAIL CONSUMER (PET)

     In the retail consumer category, a premium bottled water product is distinguished from other available bottled water products by being packaged in small portable containers, typically PET recyclable bottles. PET bottles are sleek, clear plastic and the Company believes that this is the "ultimate" consumer bottle package because it is clean, clear, light and recyclable and generally is perceived by consumers to be upscale. The Company believes that the high quality packaging of its products enhances their image as premium domestic bottled water products.

     The Company prices its Vermont Pure brand competitive to other domestic premium brands but lower than imported premium water products. The Hidden Spring products are similarly packaged and sold to retail grocery and convenience markets. Both of these brands, as well as Crystal Rock, are marketed off the Company's own delivery routes.

     The Crystal Rock brand is marketed by assimilating the same consistent, refreshing taste in a small package that customers have relied on from their coolers in their homes and offices. It has also been actively distributed for sponsorship of organizations and events.

     The Company markets its spring water products by highlighting the unique characteristics of the Company's water, namely a natural spring source, purity, mineral composition and desirable taste. The Company also uses the image of the State of Vermont in its marketing and brand identification. The Company believes that products originating from Vermont have the general reputation for being pure, wholesome, trustworthy and natural.

     The Company has focused its consumer product marketing and sales activities in the eastern and mid-western United States. The Company currently distributes its products in the New England, New York, New Jersey, Mid-Atlantic and Northern Mid-Western states and the Northern Virginia - Washington, D.C. - Baltimore metropolitan area.

         SLOTTING FEES

         For the Company to achieve placement of its retail consumer products in certain supermarket chains and individual supermarket stores, it may sometimes be necessary for the Company to purchase shelf space by paying slotting fees. Typically, supermarket chains and prominent local supermarkets impose these charges as a one time payment before the products are permitted in the store or chain. Other types of retail outlets such as individual convenience stores and delicatessens less frequently impose slotting fees. The fees are negotiated on an individual basis. As the Company has become better established and its brands have achieved greater recognition, the Company has become less dependent on slotting fees to gain space. Nevertheless, like many producers of food products, the Company pays slotting fees in some cases, and expects to continue to do so.

         ADVERTISING AND PROMOTION

         The Company advertises its products primarily through print, television and radio media. In connection with this advertising, the Company uses point of sale, in-store displays, price promotions, store coupons, free-standing inserts and cooperative and trade advertising. The Company has also actively promoted its products through sponsorship of various organizations and sporting events. In recent years, the Company has sponsored professional golf and tennis events, as well as major ski areas and sports arenas, and various charitable and cultural organizations, such as Special Olympics, the Susan G. Koman Foundation, the Multiple Sclerosis Society, and the Vermont Symphony Orchestra.

         DISTRIBUTION AND SALES

         HOME AND OFFICE DELIVERY

         The Company sells and delivers products directly to its customers using its employees and route delivery trucks. Deliveries are made to customers on a regularly scheduled basis. Water is bottled in the Company's facilities in Watertown, Connecticut, Randolph, Vermont, and Halfmoon, New York. The Company also uses a third party co-packer in Syracuse, New York. The Company maintains numerous distribution locations throughout its market area (see Property). An inventory of water dispensing equipment, a variety of coffee, tea and other refreshment products and related supplies is distributed from these locations as well. Product is shipped between the production and distribution sites by either the Company's own trucks or contracted carrier. The recent increase in petroleum and diesel products has had an adverse effect on transportation expenses. The Company has tried to pass on increases to consumers but there is no guarantee that it will be successful in passing on these price increases. Any petroleum or diesel supply shortages or price increases would have an adverse affect the Company's operations and expense structure.

         The company also utilizes outside distributors in areas that the company currently does not distribute its product. Distributor sales represent less than one percent of total revenue.

         RETAIL CONSUMER (PET)

         The Company uses major beverage distributors for the distribution of most of its retail consumer products, and distributes its home/office products directly. Using distributors is typical in the beverage industry as an efficient use of capital for maximum market penetration. Beverage distributors purchase the products of many companies and then wholesale them to retail chains or make bulk retail sales. Distributors generally have established relationships with local retail outlets for beverage products and facilitate obtaining shelf space. Occasionally, the Company sells its products directly to grocery store chains.

         The Company distributes its Vermont Pure(R) brand with a number of distributors. The Company is obligated to supply the distributors with their requirements of the Vermont Pure brand at established prices. Arrangements with the distributors of the Hidden Spring(R) brand are, in general, less restrictive.

         During 2000, the Company modified its distribution agreements with certain distributors in the metropolitan New York City area. As a result, Vermont Pure is the exclusive spring water brand carried by these distributors.

         As discussed elsewhere, the Company is pursuing an acquisition strategy to purchase independent home and office bottlers and distributors in New England and New York State. Management's decision to expand in this market has been driven by, among other things, attractive margins and good cash flows from equipment rentals, as well as by the advantages of product diversification, such as diminished reliance on a single segment of the market. Moreover, the Vermont Pure and Crystal Rock brands in the multi gallon or home and office setting affords consumers an opportunity to sample the product, which the Company believes augments retail sales and contributes to brand awareness.

         The Company ships its consumer products from its bottling facilities in Randolph, Vermont by common carrier either directly to beverage distributors, retail outlets or to authorized warehouses for later distribution to beverage distributors and retail outlets. Storage is charged on a per pallet basis. Transportation costs vary according to the distance of the shipment.

         The Company employs a sales force of 8 persons for retail and distributor coverage on a geographic basis. The Company's sales personnel act as liaison between distributors/customers and the Company for ordering product, facilitating distribution, servicing retail outlets, and warehouse distribution. Sales personnel actively seek to expand the number of retail outlets, distributors, and participate in overall market development.

CONTRACT PACKAGING

         The Company utilizes excess capacity to bottle private label brands for grocery and food service distributors. The Company also packs five gallon home and office containers for third parties. Contract packaging is very price competitive and typically is performed under short-term arrangements. The Company seeks opportunities for contract packaging for a variety of reasons, including the fact that it develops favorable relationships with retail chains. In fiscal year 2000, contract packing represented 7% of total sales revenue of the combined Vermont Pure and Crystal Rock operations.

SUPPLIES

         The Company currently sources all its raw materials from outside vendors. On the retail PET business the Company sources PET bottles, caps and corrugated packaging under supply agreements ranging from one to three years. Pricing is fixed in the agreement with pass through formulas for price increases or decreases based on total market prices for these commodities. Due to increases in demand or shortage of key raw materials, the Company has at times had difficulty sourcing raw materials. Supply shortages or subsequent increases in pricing of these materials have had an adverse effect on the Company's expense structure. The Company entered into a new supply agreement for bottles effective January1, 2001 that enables the Company to significantly light-weight its bottles. The Company will experience savings in raw materials due to the reduction in gram weight of resin and have a favorable impact on the environment. Based on this project, the Company will reduce the amount of plastic in its containers and subsequently reduce the amount of plastic entering the waste stream by over 1,000,000 lbs. per year. Management believes that this reduction in raw materials and a stable resin market will stabilize the cost of goods for fiscal year 2001. Notwithstanding these expectations, the company may experience shortages or unscheduled price increases that would adversely effect its cost of goods.

         The merger of Crystal Rock and Vermont Pure has nearly doubled the Company's operations in the Home and Office category and, as a result, afforded the Company the opportunity to increase its combined buying power for such things as bottles, dispensing equipment, supplies, and administrative needs. The Company has experienced some success in this area since the completion of the merger and expects further synergies to be realized. The company is a member of the Quality Bottlers Cooperative (QBC). QBC is a purchasing cooperative comprised of the largest independent home & office in the United States. QBC acts as a purchasing and negotiating agent to acquire national pricing for the cooperative on common materials such as bottles, water coolers, cups, and other supplies. QBC believes due to its size that it can effectively purchase equipment and supplies at levels competitive to larger national entities. The company also believes that its relationship with other QBC members provides access to potential acquisition targets.

         No assurance can be given that the Company will be able to obtain the supplies it requires on a timely basis or that the Company will be able to obtain them at prices that allow it to maintain the profit margin it has had in the past. Any raw material disruption or price increase may result in an adverse impact on the financial condition and prospects for the Company.

         For information about the Company's water sources, see "Description of Water Sources and Bottling Processes."

SEASONALITY

         The Company's business is seasonal, with the consumer portion of the business being somewhat more seasonal than the home and office market. The period from June to September represents the peak period for sales and revenues due to increased consumption of beverages during the summer months in the Company's core Northeastern United States market. As the larger share of total sales has trended toward the home and office category, the business, as a whole, has become less seasonal.

COMPETITION

         Management believes that bottled water historically has been a regional business in the United States. As a result, there are numerous bottling operations within the United States producing a large number of branded products which are offered in local supermarkets and other retail outlets in the smaller consumer sizes and sold to the home and office markets in one gallon and multiple gallon containers.

     The United States bottled water market is dominated by large multi-national companies such as Nestle(Perrier Group), Groupe Danone, and the Suntory Water Group. Perrier markets such regional brands such as Poland Spring, Deer Park, Ice Mountain, Great Bear, Arrowhead, Calistoga, Ozarka,Zephyr Hills, and its recent acquisition Aberfoyle Springs. Groupe Danone distributes nationally Evian, Dannon, Naya and regionally Sparkletts. Suntory markets primarily through the home & office channel regional brands such as Belmont Springs, Kentwood, Crystal Springs, Sierra Springs, and Hinckley Springs. Recently Pepsi Cola (Aquafina) and Coca-Cola (Dasani) have begun marketing drinking water in the PET retail segment leveraging their production and distribution infrastructure. These global competitors have greater resources and their brands may be better established than the company's trademarks.

     The Company also faces increased competition from Canadian suppliers at low prices due to the exchange rate differential and governmental subsidies in the retail PET business. Additionally there are regional well-established water companies that could have an adverse effect on the company's business. The Company also faces competition from the fast growing "private label" and contract-packaged brands of natural spring water. These brands compete on a low-price basis and often occupy premium shelf space because they are retailer brands (also see "Contract Packaging").

     The home and office market has several national or large competitors such as Perrier Group (Poland Spring, Deer Park, and Great Bear), Suntory Water Group (Belmont Springs), and IONICS (AquaCool). Additionally the company competes with smaller regional bottlers such as Monadnock (Boston), Leisure Time (NY), and Mayer Brothers (Buffalo).

     The Company competes on the basis of pricing, customer service, quality of its products, association with the image of the State of Vermont, attractive packaging, and brand recognition. Crystal Rock competes on the purity of the distilled product with minerals added back for taste. The Company considers its trademarks, trade names and brand identities to be very important to its competitive position, and defends its brands vigorously.

     The Company feels that installation of filtration units in the home or commercial setting poses a competitive threat to the business. To address this, the Company makes available plumbed in filtration units on a limited basis.

TRADEMARKS

     The Company sells its bottled water products under the trade names Vermont Pure Natural Spring Water, Crystal Rock, Hidden Spring, and Stoneridge. It has rights to other trade names including, Pequot Natural Spring Water, Excelsior Spring Water, Happy Spring Water and Vermont Naturals. The Company's trademarks as well as label design are registered with the United States Patent and Trademark Office.

GOVERNMENT REGULATION

     The Federal Food and Drug Administration ("FDA") regulates bottled water as a "food." Accordingly, the Company's bottled water must meet FDA requirements of safety for human consumption, of processing and distribution under sanitary conditions and of production in accordance with the FDA "good manufacturing practices." To assure the safety of bottled water, the FDA has established quality standards that address the substances that may be present in water which may be harmful to human health as well as substances that affect the smell, color and taste of water. These quality standards also require public notification whenever the microbiological, physical, chemical or radiological quality of bottled water falls below standard. The labels affixed to bottles and other packaging of the water are subject to FDA restrictions on health and nutritional claims for foods under the Fair Packaging and Labeling Act. In addition all drinking water must meet Environmental Protection Agency standards established under the Safe Drinking Water Act for mineral and chemical concentration and drinking water quality and treatment which are enforced by the FDA.

         The Company is subject to the food labeling regulations required by the Nutritional Labeling and Education Act of 1990. The regulations, which are administered by the Secretary of Health and Human Services through the FDA, require all companies which offer food for sale and have annual gross sales of more than $500,000, including the Company, to place uniform labels disclosing the amounts of specified nutrients on all food products intended for human consumption and offered for sale. The act contains exemptions and modifications of labeling requirements for certain types of food products, such as those served in restaurants and other institutions, bulk foods, foods in small packages and foods containing insignificant amounts of nutrients. The act also establishes the circumstances in which companies may place nutrient content claims or health claims on labels. The Company believes it is in substantial compliance with these regulations.

         The Company is subject to periodic, unannounced inspections by the FDA. Upon inspection, the Company must be in compliance with all aspects of the quality standards and good manufacturing practices for bottled water, the Fair Packaging and Labeling Act, and all other applicable regulations that are incorporated in the FDA quality standards.

         In May 1996, new FDA regulations became effective which redefined the standards for the identification and quality of bottled water. The Company believes that it meets the current regulations of the FDA, including the classification as spring water.

         The Company also must meet state regulations in a variety of areas. The Department of Health of the State of Vermont regulates water products for purity, safety and labeling claims. Bottled water sold in Vermont must originate from an "approved source." The water source must be inspected and the water sampled, analyzed and found to be of safe and wholesome quality. The water and the source of the water is subject to an annual "compliance monitoring test" by the State of Vermont. In addition the Company's bottling facilities are inspected by the Department of Health of the State of Vermont.

         The Company's product labels are subject to state regulation (in addition to the federal requirements) in each state where the water products are sold. These regulations set standards for the information that must be provided and the basis on which any therapeutic claims for water may be made. The Company has received approval for its Vermont Pure and its Hidden Spring brands from 49 states.

         The bottled water industry has a comprehensive program of self-regulation. The Company is a member of the International Bottled Water Association ("IBWA"). As a member of the IBWA, the Company's facilities are inspected annually by an independent laboratory, the National Sanitation Foundation ("NSF"). By means of unannounced NSF inspections, IBWA members are evaluated on their compliance with the FDA regulations and the association's performance requirements which in certain respects are more stringent than those of the federal and various state regulations.

EMPLOYEES

         As of January 19, 2001, the Company had 323 full-time employees and 24 part-time employees. None of the employees belongs to a labor union. The Company believes that its relations with its employees are good.

         The continued success of the Company will depend in large part upon the expertise of senior management. In conjunction with the merger with Crystal Rock, Timothy G. Fallon, Chairman and Chief Executive Officer; Peter K. Baker, President; John B. Baker, Executive Vice President; and Bruce MacDonald, Chief Financial Officer, Treasurer and Secretary have entered into five-year employment contracts with the Company. These agreements do not prevent these employees from resigning. The departure or loss of Mr. Fallon or Peter Baker in particular could have a negative effect on the business and operations of the combined entity.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company owns office, bottling and warehouse properties and natural springs in Randolph, Vermont. It also has owned a spring and recharge acreage in Sharon Springs, New York since 1991. The Company rents on a monthly basis an office in an office suite in While Plains, New York.

         The Company rents warehouse space in different locations from time to time for the purpose of the trans-shipment of its bottled water products to its distributors and retailers. This space is rented on a per pallet basis.

         As part of the Company's home and office delivery operations, it has entered into or assumed various lease agreements for properties used as distribution points and office space. The following table summarizes these arrangements:

LOCATION                 LEASE EXPIRATION    SQ. FT.                 ANNUAL RENT
---------                ----------------    -------                 -----------
Williston, VT            July, 2003           8,500                  $    53,380
Wilmington, MA           October, 2003       10,670                  $    82,159
Rochester, NY            August, 2003         8,000                  $    24,000
Buffalo, NY              September, 2005     10,000                  $    60,000
Syracuse, NY             December, 2005      10,000                  $    34,500
Halfmoon, NY             April, 2008         22,500                  $   118,125
Plattsburgh, NY          August, 2004         3,640                  $    20,568
Watertown, CT            October, 2010       72,000                  $   360,000
Stamford, CT             October,2010        22,000                  $   216,000
White River Junction, VT March, 2004          3,275                  $    16,211

     In conjunction with the Crystal Rock merger, the Company entered into ten-year lease agreements to lease the buildings that it currently utilizesfor operations in Watertown sand Stamford CT. The landlord for the buildings is a Baker family trust.

          The Company expanded its bottling plant in Randolph, VT to approximately 72,000 square feet to accommodate increased bottling operations and to gain the efficiencies of internal warehouse space. To increase efficiency the Company shut down operations in a separate 9,000 square foot building and moved the operations into the expanded facility. The smaller building is presently on the market to be sold. In addition, in January, 2001 the Company sold substantially all of its land in Sharon Springs, NY.

ITEM 3.  LEGAL PROCEEDINGS.

         In March of 1999, the Company contracted with Descartes Systems Group, Inc. ("Descartes"), an Ontario corporation, to provide professional services related to the design, installation, maintenance, operation and training for computer hardware and software. The computer hardware and software was marketed to the Company as a product that would provide computerized management of the Company's direct distribution through its delivery network, and associated billing and accounting.

        On July 27, 2000, the Company filed a lawsuit against Descartes and an affiliate of Descartes entitled VERMONT PURE HOLDINGS, LTD. V. DESCARTES SYSTEMS GROUP, INC. AND ENDGAME SYSTEMS, INC. F/K/A DSD SOLUTIONS, INC., in the United States District Court for the District of Vermont. The action is docketed as Civil Action No.2:00-CV-269. The Company has sought monetary damages against Descartes and Endgame in an amount exceeding $100,000 for the Company's losses associated with failures of the systems and services provided by the defendants. In addition, the Company has sought a Declaratory Judgment invalidating the defendant's demand for payments in the amount of $411,841.10.

         The defendants have filed a motion in response to the suit to dismiss it based on the premise that the federal court is not the proper jurisdiction and the case should be arbitrated in Ontario, Canada. As of the date of this disclosure, no ruling has been made in the matter. The Company intends to vigorously prosecute the lawsuit and has discontinued the use of products and services of the defendants.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On October 5, 2000, the Company held a special meeting of the shareholders at 10:00 AM at the office of Foley, Hoag & Eliot in Boston, Massachusetts to consider and vote upon proposals to:

         1. Approve and adopt the agreement and plan of merger and contribution dated May 5, 2000, as amended, among Vermont Pure Holdings, Ltd., VP Merger Parent Inc., VP Acquisition Corp., Crystal Rock Spring Water Company and the stockholders of Crystal Rock.

         2. Amend the 1998 Stock Option Plan to increase the number of shares from 500,000 to 1,500,000 and to make other amendments.

         3.    Adjourn the special meeting if necessary to solicit more proxies.

         A total of votes were cast as follows:

                                      "FOR"          "AGAINST"       "ABSTAIN"
                                      -----          ---------       ---------
                Proposal #1         6,428,476          41,243          14,100
                Proposal #2         5,581,714         885,225          16,900
                Proposal #3         6,430,209         189,535          44,075

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Common Stock is traded on the American Stock Exchange ("AMEX") under the symbols "VPS". The table below indicates the range of the high and low prices of the Common Stock as reported by AMEX. Prior to May 18, 1999 the Company traded its common stock on the Nasdaq SmallCap Market under the symbols "VPUR".


           FISCAL YEAR ENDED OCTOBER 31, 1998                  High        Low

                    First Quarter .......................      $4.56       $3.81
                    Second Quarter ......................      $5.44       $3.63
                    Third Quarter .......................      $4.88       $3.88
                    Fourth Quarter ......................      $4.50       $2.75


         FISCAL YEAR ENDED OCTOBER 30, 1999

                  First Quarter..........................      $4.81       $3.13
                  Second Quarter..........................     $4.50       $3.81
                  Third Quarter..........................      $3.88       $3.81
                  Fourth Quarter.........................      $3.63       $2.63

         FISCAL YEAR ENDED OCTOBER 31, 2000

                  First Quarter..........................      $3.00       $2.50
                  Second Quarter..........................     $3.75       $3.69
                  Third Quarter..........................      $4.00       $3.00
                  Fourth Quarter.........................      $3.75       $3.00

         The last reported sale price of the Common Stock on the American Stock Exchange on January 19, 2001 was $2.62.

         The Company had 235 record owners of the Common Stock as of January 19, 2001. As of that date, the Company believes that there were in excess of 1,500 beneficial holders of the Common Stock.

         No dividends have been declared or paid to date on the Company's common stock, and the Company does not anticipate paying dividends in the foreseeable future. The Company has adopted a policy of cash preservation for future use in the business.

SECURITIES SOLD AND EXEMPTION FROM REGISTRATION CLAIMED.

         On October 5, 2000, the Company acquired all of the capital stock of Crystal Rock Spring Water Company in a transaction in which the stockholders of Crystal Rock contributed their stock to the Company. Simultaneously, the Company's wholly owned subsidiary merged with the Company's publicly held predecessor, then known as Vermont Pure Holdings, Ltd. (now Platinum Acquisition Corp.), in a transaction in which the stockholders of Vermont Pure Holdings, Ltd. received shares of common stock of the Company on a one-for-one basis. The issuance of common stock to the public stockholders was registered under the Securities Act of 1933.

         In exchange for their stock, the stockholders of Crystal Rock (members of the Baker family and related family trusts) received cash in the amount of $10.2 million, the Company's 12% subordinated promissory notes due 2007 in the original principal amount of $22.6 million, and 9,873,015 shares of the Company's common stock valued at $3.15 per share. For more information, see Note 6 of Notes to Financial Statements.

         The Company's common stock was issued to the former Crystal Rock stockholders in a private transaction exempt under Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D.

         ITEM 6.  SELECTED FINANCIAL DATA

                                             Fiscal Years Ended

                          October 31,    October 30,   October 31,   October 27,    October 26,
                             2000           1999           1998         1997          1996
                       -------------   ------------   ------------  ------------  ------------
Net sales              $  35,124,813   $ 31,396,375   $ 29,169,185  $ 17,685,442  $ 11,878,829

Net Income (loss)      $  (2,382,678)  $  3,398,641   $  2,858,750  $  1,067,395  $ (1,267,331)

Net Income (loss)
  per share- diluted   $        (.22)  $        .31   $        .26  $        .11  $      (.13)

Total assets           $ 110,825,640   $ 33,834,230   $ 26,173,503  $ 16,546,766  $ 9,971,394

Long term obligations  $  51,888,257   $ 13,733,268   $ 10,422,803  $  5,739,889  $ 2,878,353



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

         When used in the Form 10-K and in future filings by the Company with the Securities and Exchange Commission, the words or phrases "will likely result" and "the Company expects", "will continue", "is anticipated",
"estimated", "project", or "outlook" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or
unanticipated  events  or  circumstances   occurring  after  the  date  of  such
statements.

RESULTS OF OPERATIONS

         YEAR ENDED OCTOBER 31, 2000 COMPARED TO YEAR ENDED OCTOBER 30, 1999

     Sales  for 2000 were  $35,125,000  compared  to  $31,396,000  for 1999,  an increase of $3,729,000 or 12%. 2000 sales attributable to the merger with Crystal Rock were $2,023,000, which represented 7 percentage points of the overall 12 point increase. Excluding revenues attributable to the merger, sales for 2000 net of acquisitions were $33,102,000. Revenue growth was primarily due to growth of home and office delivery markets.

     Sales of the Company's retail-size products were $14,561,000, a decrease of 9% compared to $15,996,000 in 1999. The sales decline is attributable to decreased average selling prices as a result of increased competition and changes in distributor relationships. In addition, an unseasonably cool, rainy summer in 2000 negatively impacted overall beverage sales in the Company's major market, the Northeastern United States. Prices continue to fall in the marketplace with the entrance of large competitors that have low water processing, bottling, and raw material costs. Year to year average selling price was down 12%. Vermont Pure brand sales decreased 26% compared to 1999. Hidden Spring brand sales were up 18% for the year, due to continued growth through market expansion in secondary distribution channels. During the year, the Company increased the private label volume that it bottles, resulting in an 8% increase in sales for these products. Total case sales were up 4%. The increase in volume was due to the continued growth of Hidden Spring, which increase 19% during the year and private labels brands, which increased 28% during the year. Vermont Pure case volume decreased 15%. The decrease in revenue and volume of the Vermont Pure brand in 2000 compared to 1999 was a result of the Company terminating its distribution agreement with its largest distributor in April, 1999. This major customer accounted for 16% of the Company's volume in 1999 and 30% in 1998. The Company terminated this distribution agreement because the distributor had indicated that it planned to bottle and distribute its own brand of water. Alternative distribution arrangements were significantly less effective in late 1999 and early 2000. However in March, 2000, the Company modified its agreements with its new distributors in the New York City area so that Vermont Pure is the exclusive water being distributed by those companies.

         Net of the merger with Crystal Rock, sales for the home and office delivery category of the business increased in 2000 to $18,541,000 from $15,400,000 in 1999, an increase of $3,142,000 or 20%. The increase in internal growth in existing market areas is a result of strong market growth for bottled water, in general, and greater brand awareness. In addition to internal growth, the Company completed a major expansion into the home and office market with the merger with Crystal Rock. Sales attributable to the merger in 2000 were $2,023,000 resulting in total home and office sales of $20,564,000.

         Cost of goods sold for 2000 were $14,682,000, or 42% of sales, compared to $11,742,000 or 37% of sales, for 1999. The increase in cost of goods sold as a percentage of sales compared to the prior year is partially attributable to lower average selling prices combined with increases in raw materials for retail products. These factors more than offset the fact that higher sales volume for both retail and home and office packages continue increase efficiency and lower costs per unit. The Company experienced price increases for bottles, caps, and corrugated paper that averaged 8-10% during the year. A new supply contract for bottles as well as a decrease in resin costs in January, 2001 is expected to result in lower bottle costs over the next 12-18 months. Management is reconfiguring packaging design to use less material and ultimately achieve lower packaging costs by mid-2001. The Company's retail products cost more to bottle because the process is more complex and it requires more material, labor, and handling. The home and office category is characterized by lower bottling costs because of larger sizes and re-fillable bottles. Of the Company's total sales, home and office were 59% in 2000 - up from 49% in 1999. As a result of the product mix and higher sales, in general, the gross profit increased $788,000 to $20,442,000, or 58% of sales in 2000, from $19,654,000 or 63% of sales, in 1999.

         Total operating expenses increased to $21,391,000 from $17,019,000 in 1999, an increase of $4,372,000, or 26%. Of these amounts, selling, general and administrative ("SG&A") expenses were $16,425,000 and $13,149,000 for 2000 and 1999, respectively, an increase of $3,276,000, or 25%. The increase in selling, general and administrative expenses was reflective of the increase in home and office sales. This category is characterized by higher selling expenses than the retail category. The Company experienced significant increases during the year for personnel costs as tight labor markets drove costs higher and fuel expense increased nearly 75%. Since the merger with Crystal Rock occurred at the end of the fiscal year, many of the synergies used to rationalize that transaction had not yet materialized. The Company incurred $110,000 of non-recurring charges related to the merger with Crystal Rock that were included in SG&A expenses. These expenses were related to personnel changes and elimination of a product line. Net of non-recurring charges, SG&A expenses increased 24%. In addition, as a result of the merger with Crystal Rock the Company owned and operated two major delivery accounting systems. The Company decided to consolidate operations on one system and consequently wrote down $1,292,000 for the system that was terminated. This charge consisted of licensing, installation, training, and consulting costs. Advertising expenses decreased to $2,754,000 in 2000 from
$3,258,000 in 1999, a decrease of $504,000, or 15%. The decrease is related primarily to the Company's use of different distribution channels that require less promotional support and the Company's strategy to compete with lower pricing instead of promotion. However, given the competitive nature of the industry, the Company anticipates that it is likely to continue to spend significant amounts in the future for advertising and promotion as it continues to promote and develop brand recognition and increase market penetration. It can give no assurances that increases in spending or lower pricing will result in higher sales. As a result of the merger with Crystal Rock, amortization expense increased to $802,000 in 2000 from $612,000 in 1999, an increase of $190,000.
The Company booked $58,733,000 of goodwill in fiscal year 2000, primarily as a result of the merger. This is being amortized over 30 years resulting in an annual charge of approximately $1,950,000 per year. Although it will not impact the cash flow of the Company, amortization will have a substantial impact on the Company's profitability in future years. During the year, the compensation committee of the Board of Directors approved the extension of exercise periods for stock options for certain employees and directors. It recognized compensation expense of $119,000 in conjunction with this.

         Loss from operations totaled $948,000 compared to profit from operations in 1999 of $2,635,000, a decrease of $3,583,000. Net interest expense increased to $1,893,000 from $1,030,000 in 1999, an increase of $863,000. This was reflective of higher interest rates and increased borrowing during the period for operating capital, capital expansion, and the merger with Crystal Rock. The Company increased its debt approximately $33,000,000 as a result of the merger with Crystal Rock. It is expected that this debt will increase interest approximately $3,600,000 in the first year of combined operations. In the years following interest will decrease but continue to be a very significant cost for the Company. Also in conjunction with the financing of the merger, the Company wrote off fees and expenses amounting to $406,000 related to the financing it closed with First Union and Key Banks in January when it expected to charge these over the five year term of the facility. Additional expense of $181,000 was incurred on the write down of land the Company owned in New York State. The land was originally purchased by the Company in 1991 for spring development. The development did not take place and the land was sold in January, 2001. Miscellaneous income represents a cash settlement of litigation. For more information, see Note 12a to the Financial Statements. The net loss before taxes of $3,152,000 in 2000 compared to net income before taxes of $1,605,000 in 1999 is a decrease of $4,757,000. The decrease in profitability is a result of decline in the Company's sales growth trend due to the weather, lower selling prices, higher material costs, and ongoing integration costs related to operations as well as $2,108,000 of non-recurring costs.

         The net loss of $2,383,000 compared to net income of $3,399,000 in 1999 was a decrease of $5,782,000. The Company recorded a tax benefit of $769,000 in 2000 compared to $1,793,000 in 1999. The decrease in the benefit corresponds with the interruption in the Company's profit trend and is a partial recognition of the Company's total available deferred tax assets of approximately $5,527,000 at October 31, 2000, based on an evaluation of likely utilization. If the Company returns to profitability, the remaining $973,000 of unrecorded deferred tax benefits will be available for recognition in future years Based on the weighted number of shares of common stock outstanding of 10,992,995 during 2000 the net loss was $.22 per share. This compares to net income of $.33 per share based on 10,279,377 weighted average shares and diluted net income per share of $.31 per share based on the weighted number of shares of diluted common stock outstanding of 10,790,722 in 1999.

         In December, 1999, the United States Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB No.101"), "Revenue Recognition in Financial Statements". (The implementation date of SAB No.101, was subsequently amended by SAB No.101A and SAB No.101B.) Under SAB No.101 additional guidance on revenue recognition criteria and related disclosure requirements are required. Implementation of SAB No.101 is required no later than the than the fourth fiscal quarter of fiscal years beginning after December 15, 1999, but is effective retroactively to the beginning of that fiscal period (per SAB No.101B). Company management has evaluated the standard and the reporting implications thereof, and has determined that there will not be a significant impact on the Company's operating results.

         YEAR ENDED OCTOBER 30, 1999 COMPARED TO YEAR ENDED OCTOBER 31, 1998

                  Sales for 1999 were  $31,396,000  compared to $29,169,000  for
1998, an increase of $2,227,000 or 8%. 1999 sales attributable to acquisitions made during the year were $2,137,000, which represented 7 percentage points of the overall 8 point increase. Excluding revenues attributable to acquisitions, sales for 1999 net of acquisitions were $29,259,000. The Company's revenue growth trend was slowed primarily due to the Company terminating its distribution agreement with its largest distributor which resulted in some loss of sales revenue as new distributors were brought on line. The Company's 1 percentage point (1999 over 1998) increase in sales, net of acquisitions, was accounted for by increases in the following distribution channels: 6 points for Hidden Spring, 5 points for private label and 6 points for home/office. These were mostly offset by the 16 point decrease in retail size Vermont Pure, a direct result of the change in distribution networks. Due to the fact that the Company operates on a "52-53 week" reporting year, 1999 had 52 weeks of sales while 1998 had 53 weeks of sales.

         Sales of the Company's retail-size products were $15,996,000 in 1999, a decrease of 8% compared to 1998, when sales of these products were $17,455,000. The sales decline is partially attributable to the termination of the Company's agreement with its largest distributor and decreased average selling prices. Year to year average selling price per case was down 28%. Vermont Pure brand sales decreased 34% compared to 1998. Hidden Spring brand sales were up 89% for the year, due to continued growth through market expansion in secondary distribution channels. During the year, the Company increased the number of private label customers that it packs for, resulting in an 83% increase in sales for these products.

         Sales for the home and office delivery category of the business increased in 1999 to $15,400,000 from $11,714,000 in 1998, an increase of $3,686,000 or 31%. In addition to internal growth, the Company continued to expand its home and office distribution through acquisitions. New sales attributable to acquisitions in 1999 were $2,137,000. Net of acquisitions, home/office sales increased 13% in 1999. The increase in internal growth in existing market areas is a result of strong market growth for bottled water, in general, and greater brand awareness.

         Cost of goods sold for 1999 were $11,742,000 or 37% of sales, compared to $11,550,000, or 40% of sales, for 1998. The decrease in cost of goods sold as a percentage of sales compared to the prior year is partially attributable to lower bottling costs as a result of higher production volumes and more efficient production, and an increase in home and office distribution, which has better margins. The Company's mix of sales continued to skew more toward product for home and office delivery- to 49% in 1999 from 40% in 1998, in large part the result of acquisitions. The home and office category is characterized by lower bottling costs because of larger sizes and re-fillable bottles. As a result, the gross profit was higher in 1999, $19,654,000 or 63% of sales, than in 1998 when it was $17,619,000, or 60% of sales.

         Total operating expenses increased to $17,019,000 in 1999 from $15,555,000 in 1998, an increase of $1,464,000, or 9%. Of these amounts, selling, general and administrative expenses were $13,149,000 and $10,235,000 for 1999 and 1998, respectively, an increase of $2,914,000, or 28%. The increase in selling, general and administrative expenses was due to increased personnel, rent and lease expenses needed to grow the business as well as expenses associated with the businesses acquired in 1999. Advertising expenses decreased to $3,258,000 in 1999 from $4,702,000 in 1998, a decrease of $1,444,000, or 31%.
The decrease is related primarily to the Company's use of different distribution channels that require less promotional support. However, given the competitive nature of the industry, the Company anticipates that it is likely to continue to spend significant amounts in the future for advertising and promotion as it continues to develop brand recognition and increase market penetration but can give no assurances that increases in spending will result in higher sales. Amortization expense decreased slightly to $612,000 in 1999 from $617,000 in 1998, a decrease of $5,000.

         Profit from operations in 1999 was $2,635,000 compared to $2,065,000 for 1998, an increase of $570,000. Net interest expense increased to $1,030,000 in 1999 from $755,000 in 1998, an increase of $275,000. The increase was a result of greater amounts borrowed during the period primarily related to acquisitions. The improvement in profit before income taxes to $1,605,000 in 1999 from $1,412,000 in 1998 was the result of increased sales and decreased manufacturing and operating costs, on a per unit basis.

         Net income of  $3,399,000  in 1999  compared to  $2,859,000 in 1998, an improvement of $540,000. The Company recorded a tax benefit of $1,793,000 in 1999 compared to $1,447,000 in 1998. This benefit reflects a partial recognition of the Company's total available deferred tax assets of approximately $4.6 million at October 30, 1999, based on an evaluation of likely utilization. If the Company continues to be profitable, the remaining $832,000 of unrecorded deferred tax benefits will be available for recognition in future years. No assurance can be given that the Company will be profitable in the future and that these tax benefits will actually be used. Based on the weighted number of shares of common stock outstanding of 10,279,377 during 1999 and 10,248,389 during 1998, the basic net income per share was $.33 and $.28 per share, respectively. Based on the weighted number of shares of diluted common stock outstanding of 10,790,722 and 10,927,025 for the same respective periods, the diluted net income per share was $.31 per share in 1999 and $.26 per share in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         At October 31, 2000, the Company had working capital of $2,977,000. This represents a decrease of $51,000 from the $3,028,000 of working capital on October 30, 2000. The small decrease is indicative that working capital has been largely unaffected by the Company' operating loss and the merger. Specifically, the Company reserved cash for the large increase in the current portion of the long-term debt. At the same time, the increased level of accounts payable and accrued expenses were offset by the increase in receivables.

         Cash flow used in operations was $1,432,000 for the fiscal year ended October 31, 2000 as compared to cash provided from operations of $740,000 in the fiscal year ended October 30, 1999, an increase of $692,000. The increase of cash provided from operations primarily reflects increased non-cash expenses, depreciation and amortization in 2000. In addition, in 1999 the Company experienced an increase of current assets at year-end resulting from construction in progress and inventory buildup compared to 2000 when construction had been completed and inventory build had not yet started.

         Cash flows from investing activities had a net outflow of $19,155,000 compared to $4,026,000 in 1999. The increase of $15,129,000 of cash used for investment activities from 1999 to 2000 was primarily attributable to $3,681,000 for capital expenditures and $10,330,000 for acquisitions. The majority of capital expenditures were for expansion of the Company's facility in Randolph, Vermont. The remainder of capital expenditures were in the normal course of the Company's business - vehicles, bottles, and water dispensing, manufacturing, and computer equipment. The Company used cash for small acquisitions to increase density in existing home and office markets.

         On October 1, 1999, the Company issued a $975,000 non-interest bearing convertible debenture due September 30, 2001 to Middlebury Venture Partners, Inc. ("Middlebury", fomerly Marcon Capital Corporation). As a result of claims the Company made under the loan documents, the Company received $1,270,000 from the obligor. Of the proceeds received, $975,000 was invested in a Certificate of Deposit and is restricted as collateral in favor of Middlebury until the note is converted.

         In January the Company closed an agreement with First Union National Bank to increase the line of credit to $25 million. Of the $25 million, $4.3 million was allocated to a letter of credit to underwrite a new bond issue for the Randolph, Vermont building expansion as well as new production equipment purchases the balance is for working capital and acquisitions and subject to certain customary covenants.

         On May 5, 2000 Vermont Pure Holdings, Ltd. entered into an Agreement and Plan of Merger and Contribution ("the Agreement") with Crystal Rock Spring Water Company. Crystal Rock was a privately held company based in Watertown, CT. The agreement provided for the formation of a new publicly held holding company, also to be known as Vermont Pure Holdings, Ltd., own the two businesses. The merger and contribution, pursuant to the agreement, were consummated on October 5, 2000. Existing shareholders of Vermont Pure received stock of the new holding company on a 1-for-1 basis. Shareholders of Crystal Rock received 9,873,015 shares of Vermont Pure Springs common stock. In addition, Crystal Rock shareholders received $10,241,000 in cash and a subordinated note from the Company for $22,600,000.

         To finance to the merger with Crystal Rock, the Company entered into a loan agreement with Webster Bank and Manufacturers and Traders Trust Company, effective October 5, 2000. The financing provides for a $31,000,000 seven-year term loan. In addition to providing the cash to the sellers, proceeds were used to payoff and consolidate existing Vermont Pure and Crystal Rock debt and the expenses of the transaction. The note requires payments of principal and interest over its term. With the proceeds of the note, in addition to paying cash to the sellers the Company paid all of the debt to First Union and bondholders, other bank debt, selected leases, and expenses incurred in the transaction. (For additional information about these arrangements, see Note 6 to the Financial Statements.)

         The commitment also provides for a $5,000,000 working capital line of credit for operating capital, capital expenditures, and acquisitions. There is a separate limit within the line for letters of credit which the Company predominantly uses for its insurance needs. The line of credit, is for two years with interest payable monthly.

         Both facilities are initially priced at the current LIBOR interest rate plus 175 basis points and are secured by a lien against all of the assets of Vermont Pure Holdings and its subsidiaries. The interest rate is subject to periodic adjustments based on evaluation of the Company's senior funded debt to EBITDA ratio. In addition, there are other customary covenants that the Company must achieve to comply with the agreement

         In addition to the senior bank debt associated with the merger with Crystal Rock, the Company financed the transaction with notes to the sellers. The notes are for a total of $22,600,000, bear an interest rate of 12%, are for a term of seven years, and are subordinated to the bank. Quarterly payments for the first three years are interest only with principal and interest due quarterly in the fourth through seventh year and the principal balance due at maturity. (For additional information about these arrangements, see Note 6 to the Financial Statements.)

         At October 31, 2000, the Company has recorded a deferred tax asset of $4,554,000. Based on projected profitability, the realization of such deferred tax asset would take approximately three more years.

         The Company continues to pursue an active program of evaluating acquisition opportunities. To complete any acquisitions, the Company anticipates using its capital resources and obtaining financing from outside sources. Except for the current loan facilities discussed above, the Company has no other current arrangements with respect to, or sources of, additional financing for its business or future plans. There can be no assurance given that financing will be available to the Company on acceptable terms or at all.

         Inflation has not had a material impact on the Company's operations to date.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risks relating to the Company's operations result primarily from changes in interest rates and commodity prices (the resin prices for PET bottles).

INTEREST RATE RISKS

     At October 31, 2000 the Company had approximately $32,000,000 of long term debt subject to variable interest rates. Under the revolving line of credit agreement with Webster Bank the Company currently pays interest at a rate of LIBOR plus 1.75%. A hypothetical 100 basis increase in the LIBOR rate would result in an additional $114,000 of interest expense on an annualized basis. The Company uses interest rate "swap" agreements to curtail interest rate risk. In conjunction with the financing for the Crystal Rock merger it terminated two such agreements in October, 2000. On November 3, 2000, the Company entered into a swap agreement with Webster Bank to fix $8,000,000 of its long term debt at 8.32% interest for three years.

COMMODITY PRICE RISKS

         PLASTIC - PET

     Although the Company has a three-year contract with its vendors that sets the purchase price of its PET bottles, the vendors are entitled to pass on to the Company any resin price increases. These prices are related to supply and demand market factors for PET and, to a lesser extent the price of petroleum, from where PET is derived. A hypothetical resin price increase of $.05 per pound would result in an approximate price increase per bottle of $.005 or, at current volume levels, $300,000 a year.

         COFFEE

     The cost of the Company's coffee purchases are dictated by commodity prices. It enters into contracts to mitigate market fluctuation of these costs by fixing the price for certain periods. Currently it has fixed the price of its anticipated supply through December 31, 2001 at "green" prices ranging from $.83-$.91 per pound. The Company is not insulated from price fluctuations beyond that date. At existing sales levels, an increase in pricing of $.10 per pound would result in approximately $100,000 of additional cost annually to the Company if it had not fixed its pricing. In this case, competitors that had fixed pricing might have a competitive advantage.

ITEM 8.  FINANCIAL STATEMENTS AND OTHER SUPPLEMENTARY DATA

     Since inception, the Company has not changed accountants and has had no disagreement on any matter of accounting principles or practices or financial statement disclosure.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Financials statements and their footnotes are set forth on pages F-1 through F-21

Index to Financial Statements.

         Financial Statements:                                              Page

                  Independent Auditors Report                                F-2

                  Consolidated Balance Sheet                                 F-3

                  Consolidated Statement of Operations                       F-4

                  Consolidated Statement of Changes in Stockholders Equity   F-5

                  Consolidated Statement of Cash Flows                       F-6

                  Notes to Consolidated Financial Statements                 F-7

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Vermont Pure Holdings, Ltd.
Randolph, VT   05060


         We have audited the accompanying consolidated balance sheets of Vermont Pure Holdings, Ltd. and Subsidiaries as of October 31 2000 and October 30, 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended October 31, 2000, October 30, 1999, and October 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vermont Pure Holdings, Ltd. and Subsidiaries as of October 31, 2000 and October 30, 1999, and the results of their operations and their cash flows for the years ended October 31, 2000, October 30, 1999, and October 31, 1998 in conformity with generally accepted accounting principles.

                                            /s/ Feldman Sherb & Co., P.C.
                                                Feldman Sherb & Co., P.C
                                                Certified Public Accountants

New York, New York
January 5, 2001

              VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS

                                                                               October 31,             October 30,
                                                                                  2000                    1999
                                                                            -----------------        ----------------

                                 ASSETS

CURRENT ASSETS:
        Cash                                                              $        1,408,158          $      367,018
        Investments - money market fund (restricted balance)                       3,301,064                       -
        Investments - certificate of deposit (restricted balance)                    975,000                       -
        Accounts receivable - net of allowance                                     6,725,810               3,525,238
        Notes Receivable                                                                   -                 975,000
        Inventory                                                                  2,778,535               2,711,709
        Current portion of deferred tax asset                                        798,000                 601,922
        Other current assets                                                       1,145,311                 781,968
                                                                          -------------------      ------------------
          TOTAL CURRENT ASSETS                                                    17,131,878               8,962,855
                                                                          -------------------      ------------------
PROPERTY AND EQUIPMENT - net of accumulated depreciation                          21,052,513              11,122,258
                                                                          -------------------      ------------------
OTHER ASSETS:
        Intangible assets - net of accumulated amortization                       68,469,382              10,443,207
        Deferred tax asset                                                         3,756,000               3,182,914
        Other assets                                                                 415,867                 122,996
                                                                          -------------------      ------------------
          TOTAL OTHER ASSETS                                                      72,641,249              13,749,117
                                                                          -------------------      ------------------
TOTAL ASSETS                                                              $      110,825,640       $      33,834,230
                                                                          ===================      ==================

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
        Accounts payable                                                  $        4,535,118       $       3,443,208
        Current portion of customer deposits                                          50,525                  45,033
        Accrued expenses                                                           2,738,930                 851,371
        Current portion of long term debt                                          6,821,673               1,414,930
        Current portion of obligations under capital leases                            9,064                 180,589
                                                                          -------------------      ------------------
          TOTAL CURRENT LIABILITIES                                               14,155,310               5,935,131

        Long term debt                                                            51,411,510               1,663,893
        Long term obligations under capital leases                                    16,747                 379,583
        Line of credit                                                               460,000              11,689,792
        Customer deposits                                                          2,453,334                 684,334
                                                                          -------------------      ------------------
          TOTAL LIABILITIES                                                       68,496,901              20,352,733
                                                                          -------------------      ------------------
STOCKHOLDERS' EQUITY:
        Preferred  stock - $.001 par  value,  500,000  authorized
        shares,  none issued  and  outstanding
        Common  stock -
           $.001 par value, 50,000,000 authorized shares, 20,217,774
           issued and outstanding shares at October 31, 2000 and
         10,339,758 at October 30, 1999                                               20,218                  10,340
        Paid in capital                                                           54,249,016              23,197,724
        Accumulated deficit                                                      (11,940,495)             (9,557,817)
        Treasury stock, at cost, 50,000 shares as of October 30, 1999                      -                (168,750)
                                                                          -------------------      ------------------
          TOTAL STOCKHOLDERS' EQUITY                                              42,328,739              13,481,497
                                                                          -------------------      ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $      110,825,640       $      33,834,230
                                                                          ===================      ==================



                 See notes to consolidated financial statements

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                    Years Ended
                                                                   -----------------------------------------------------------


                                                                       October 31,         October 30,          October 31,
                                                                           2000                1999                 1998
                                                                   ------------------   -----------------    -----------------

SALES                                                              $      35,124,813     $    31,396,375      $    29,169,185

COST OF GOODS SOLD                                                        14,682,361          11,742,003           11,549,871
                                                                   ------------------   -----------------    -----------------
GROSS PROFIT                                                              20,442,452          19,654,372           17,619,314
                                                                   ------------------   -----------------    -----------------
OPERATING EXPENSES:
          Selling, general and administrative expenses                    16,424,730          13,149,023           10,235,168
          Advertising expenses                                             2,753,734           3,257,918            4,702,498
          Writedown of computer software                                   1,291,719                   -                    -
          Amortization                                                       801,695             612,057              616,854
          Other compensation                                                 118,670                   -                    -
                                                                   ------------------   -----------------    -----------------
TOTAL OPERATING EXPENSES                                                  21,390,548          17,018,998           15,554,520
                                                                   ------------------   -----------------    -----------------
INCOME (LOSS) FROM OPERATIONS                                               (948,096)          2,635,374            2,064,794
                                                                   ------------------   -----------------    -----------------
OTHER INCOME (EXPENSE):
          Interest                                                        (1,893,087)         (1,030,151)            (755,326)
          Debt exit fees and expenses                                       (405,972)                  -                    -
          Loss on writedown of land                                         (180,837)                  -                    -
          Miscellaneous                                                      276,150                   -              102,282
                                                                   ------------------   -----------------    -----------------
TOTAL OTHER                                                               (2,203,746)         (1,030,151)            (653,044)
                                                                   ------------------   -----------------    -----------------
INCOME (LOSS) BEFORE INCOME TAXES                                         (3,151,842)          1,605,223            1,411,750

INCOME TAX BENEFIT                                                           769,164           1,793,418            1,447,000
                                                                   ------------------   -----------------    -----------------
NET INCOME (LOSS)                                                  $      (2,382,678)   $      3,398,641     $      2,858,750
                                                                   ------------------   -----------------    -----------------
NET INCOME (LOSS) PER SHARE - BASIC                                $           (0.22)   $           0.33     $           0.28
                                                                   ==================   =================    =================
NET INCOME (LOSS) PER SHARE - DILUTED                              $           (0.22)   $           0.31     $           0.26
                                                                   ==================   =================    =================
Weighted Average Shares Used in Computation - Basic                       10,992,995          10,279,377           10,248,389
                                                                   ==================   =================    =================
Weighted Average Shares Used in Computation - Diluted                     10,992,995          10,790,722           10,927,025
                                                                   ==================   =================    =================

                 See notes to consolidated financial statements

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                    Common        Stock        Paid in      Treasury     Stock       Accumulated
                                 ---------------------------                ------------------------
                                    Shares      Par Value      Capital       Shares      Amount        Deficit           Total
                                 ---------------------------------------------------------------------------------------------------

Balance, October 25, 1997           10,131,980    $ 10,132    $ 22,447,092          -           -     $ (15,815,208)    $ 6,642,016

Issuance of common stock               155,207         156         632,957                                                  633,113

Acquisition of treasury stock                                                  50,000     (168,750)                        (168,750)

Net income                                                                                                2,858,750       2,858,750

                                ----------------------------------------------------------------------------------------------------
Balance, October 31,1998            10,287,187      10,288      23,080,049     50,000     (168,750)     (12,956,458)      9,965,129

Issuance of common stock                52,571          52         117,675                                                  117,727

Net Income                                                                                                3,398,641       3,398,641

                                ----------------------------------------------------------------------------------------------------
Balance, October 30,1999            10,339,758      10,340      23,197,724     50,000     (168,750)      (9,557,817)     13,481,497

Common stock issued for acquisition  9,873,016       9,873      31,090,127                                               31,100,000

Sale of common stock                     5,000           5          11,245                                                   11,250

Stock compensation                                                 118,670                                                  118,670

Retirement of treasury stock                                      (168,750)   (50,000)     168,750                                -

Net loss                                                                                                 (2,382,678)     (2,382,678)

                                ----------------------------------------------------------------------------------------------------
Balance, October 31, 2000           20,217,774    $ 20,218    $ 54,249,016          -          $ -    $ (11,940,495)   $ 42,328,739
                                ----------------------------------------------------------------------------------------------------


                 See notes to consolidated financial statements

                        VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      October 31,      October 30,     October 31,
                                                                                         2000             1999             1998
                                                                                   ----------------  --------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income/(loss)                                                                $ (2,382,678)    $ 3,398,641      $ 2,858,750
     Adjustments to reconcile net income (loss)
       to net cash provided by operating activities:

       Depreciation                                                                      2,083,204       1,489,384        1,150,000
       Amortization                                                                        801,695         612,057          616,854
       Increase in deferred tax asset                                                     (769,164)     (1,793,418)      (1,447,000)
       Gain on settlement of note receivable                                              (295,000)              -                -
       Loss on disposal of property and equipment                                          101,499          72,315           93,808
       Non cash compensation                                                               118,670

     Changes in assets and liabilities
       (net of effect of acquisitions):

       (Increase) Decrease in accounts receivable                                           93,831        (250,476)        (985,349)
       (Increase) Decrease in inventory                                                    559,824        (720,525)        (783,421)
       (Increase) in other current assets                                                 (163,905)       (558,998)          65,657
       (Increase) Decrease in other  assets                                                 80,218      (1,466,274)        (567,567)
       (Decrease) in accounts payable                                                       83,972         435,578        1,768,238
       Increase in customer deposits                                                        76,651        (225,038)         (81,525)
       (Decrease) Increase in accrued expenses                                           1,043,446        (253,500)         117,910
                                                                                   ----------------  --------------  ---------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                      1,432,263         739,746        2,806,355
                                                                                   ----------------  --------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property, plant and equipment                                          (3,680,793)     (2,115,945)      (2,983,313)
     Purchase of property, plant and equipment
        from bond financing                                                             (2,467,931)              -                -
Purchase of money market investment from bond financing                                 (4,125,424)              -                -
     Reduction of money market investment account                                        2,467,931               -                -
     Reduction of money market investment account for pay-off of bond issuance           1,657,493               -                -
     Purchase of money market investment for pay-off of remaining bond issuance         (3,301,064)              -                -
     Purchase of certificate of deposit securing outstanding debt                         (975,000)                               -
     Proceeds from sale of fixed assets                                                    329,550         113,752           67,000
     Collection of note receivable                                                       1,270,000               -                -
     Cash used for acquisitions - net of cash acquired                                 (10,330,062)     (2,023,610)      (4,458,889)
                                                                                   ----------------  --------------  ---------------
NET CASH USED IN INVESTING ACTIVITIES                                                  (19,155,300)     (4,025,803)      (7,375,202)
                                                                                   ----------------  --------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds of line of credit                                                          5,658,208       2,905,999          843,979
     Proceeds from debt                                                                 35,067,765       1,278,420       11,233,158
     Principal payments of debt                                                           (726,307)       (780,355)        (509,172)
     Principal payment of debt relating to refinancing                                 (21,246,739)              -       (6,942,605)
     Exercise of stock options                                                                   -          87,740                -
     Sale of common stock                                                                   11,250               -           10,950
                                                                                   ----------------  --------------  ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                               18,764,177       3,491,804        4,636,310
                                                                                   ----------------  --------------  ---------------
NET INCREASE  IN CASH                                                                    1,041,140         205,747           67,463

CASH - Beginning of year                                                                   367,018         161,271           93,808
                                                                                   ----------------  --------------  ---------------
CASH  - End of year                                                                    $ 1,408,158       $ 367,018        $ 161,271
                                                                                   ================  ==============  ===============
Cash paid for interest                                                                 $ 1,579,381       $ 852,638        $ 755,326
                                                                                   ================  ==============  ===============
Cash paid for taxes                                                                    $   118,503       $       -        $       -
                                                                                   ================  ==============  ===============
NON-CASH FINANCING AND INVESTING ACTIVITIES:
     Equipment acquired under capital leases                                           $   145,844       $ 212,315        $  89,273

                                                                                   ================  ==============  ===============

                 See notes to consolidated financial statements

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

1.       BUSINESS OF THE COMPANY

         Vermont Pure Holdings, Ltd. (the "Company") is engaged in the production, marketing and distribution of bottled water. The Company's products are sold predominately in the Northeast as well as Mid-Atlantic and Mid-Western states. Distribution is accomplished through a network of independent beverage distributors and with the Company's own trucks and employees.

         SIGNIFICANT ACCOUNTING POLICIES

         a. Basis of Presentation - The consolidated financial statements include the accounts of the Company and its subsidiaries Vermont Pure Springs, Inc., Crystal Rock Spring Water Company ("Crystal Rock"), Excelsior Spring Water Co., Inc. and Adirondack Coffee Services, Inc. The Company's subsidiaries are wholly owned. All material intercompany profits, transactions, and balances have been eliminated.

         b. FISCAL YEAR - In fiscal year 1998 and 1999 the Company operated on a "52-53 week" reporting year. Fiscal year 1999 had 52 weeks while fiscal year 1998 had 53 weeks. On April 30, 2000 the Company changed to a calendar month basis of reporting. The reason for this change is to be more compatible with software used in operation of the business and allow for ease of consolidation of the financial statements from the Company's subsidiaries. This change had no material effect on the Company's results.

         c. CASH EQUIVALENTS - The Company considers all highly liquid temporary cash investments, with an original maturity of three months or less when purchased, to be cash equivalents.

         D. ACCOUNTS RECEIVABLE - Accounts receivable are presented net of allowance for doubtful accounts. The allowance was $732,133 and $348,167 at October 31, 2000 and October 30, 1999, respectively. Amounts charged to expense were $334,011, $187,113, and $192,527, respectively, during the years ended October 31, 2000, October 30, 1999, and October 31, 1998.

         e. INVENTORIES - Inventories consist primarily of the packaging material, labor and overhead content of the Company's products. Such inventories are stated at the lower of cost or market using average costing.

         f. PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets, which range from three to ten years for equipment, and from ten to 40 years for buildings and improvements.

         g. INTANGIBLE ASSETS - The Company records goodwill in connection with its acquisitions. Goodwill is amortized over 30 years. The value of covenants not to compete are amortized over the term of the agreements.

         h.   SECURITIES  ISSUED FOR  SERVICES - The Company  accounts for stock and options  issued for  services by  reference to the fair market value of the  Company's  stock on the  date of stock  issuance or option grant. Compensation expense is recorded for the fair market value of the stock issued, or in the case of options, for the difference between the stock's fair market value on the date of grant and the option exercise price. In the event that recipients are required to render future services to obtain the full rights in the securities received, the compensation expense so recorded is deferred and amortized as a charge to income over the period that such rights vest to the recipient.

              In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS No.123"), "Accounting for Stock Based Compensation". SFAS No.123 permits companies to choose to follow the accounting prescribed by SFAS No. 123 for securities issued to employees, or to continue to follow the accounting treatment prescribed by Accounting Principles Board Opinion No.25 ("APB No.25") along with the additional disclosure required under SFAS No.123 if the Company elects to continue to follow APB No.25. The Company has adopted the disclosure only option of SFAS No.123.

         i. NET INCOME (LOSS) PER SHARE - Net Income (Loss) Per Share is based on the weighted average number of common shares outstanding during each period. Potential common shares are included in the computation of diluted per share amounts outstanding during each period that income is reported.

         j. ADVERTISING EXPENSES - The Company expenses advertising costs at the time that the advertising begins to run.


         k. SLOTTING FEES - Slotting fees are paid to individual supermarkets and supermarket chains to obtain initial shelf space for new products. Fees vary from store to store. The payment of slotting fees does not guarantee that a company's product will be carried for any definite period of time. The Company pays for such fees in cash, providing free goods or issuing credits for previously sold goods. The cost of the slotting fees is valued at the amount of cash paid, or the cost to the Company of the goods provided in exchange. The Company expenses slotting fees when the obligation is incurred.

         l. CUSTOMER DEPOSITS - Customers receiving home or office delivery of water pay a deposit for the water bottle on receipt that is refunded when it is returned. The Company uses an estimate (based on historical experience) of the deposits it expects to return over the next 12 months to determine the current portion of the liability and classifies the balance as long term.

         m. INCOME TAXES - The Company accounts for income taxes under Statement of Financial Accounting Standards No.109, "Accounting for Income Taxes" (SFAS No.109). Pursuant to SFAS No.109, the Company accounts for income taxes under the liability method. Under the liability method, a deferred tax asset or liability is determined based upon the tax effect of the differences between the financial statement and tax basis of assets and liabilities as measured by the enacted rates that will be in effect when these differences reverse.

         n. USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         o. FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts reported in the balance sheet for cash, trade receivables, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments. The carrying amount of the Company's borrowings approximate fair value.

         p. ACCOUNTING FOR LONG-LIVED ASSETS - The Company reviews long-lived assets, certain identifiable assets and any goodwill related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At October 31, 2000, the Company believes that there has been no impairment of its long-lived assets.

         q.   NEW ACCOUNTING STANDARDS

              1.    In June  1999,  the  Financial  Accounting  Standards  Board
                    (FASB) issued  Statement of Financial  Accounting  Standards
                    (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was issued in June 1998. SFAS defers the effective date of SFAS No. 133 to all fiscal years beginning after June 15, 2000. Accordingly, the Company will adopt the provisions of SFAS No. 133 for the fiscal year 2001 which commences on November 1, 2000. This statement should not
                    have  a   material   effect  on  the   Company's   financial
                    statements.

              2. In December, 1999, the United States Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB No.101"), "Revenue Recognition in Financial Statements". (The implementation date of SAB No.101, was subsequently amended by SAB No.101A and SAB No.101B.) Under SAB No.101 additional guidance on revenue recognition criteria and related disclosure requirements are required. Implementation of SAB No.101 is required no later than the than the fourth fiscal quarter of fiscal years beginning after December 15, 1999, but is effective retroactively to the beginning of that fiscal period (per SAB No.101B). Company management has evaluated the standard and the reporting implications thereof, and has determined that there will not be a significant impact on the Company's operating results.

3.       MERGERS AND ACQUISITIONS

         a) On May 5, 2000 Vermont Pure Holdings, Ltd. entered into an Agreement and Plan of Merger and Contribution ("the Agreement") with Crystal Rock Spring Water Company, a privately held company based in Watertown, CT. The agreement provided for the formation of a new publicly held holding company, also to be known as Vermont Pure Holdings, Ltd., to own Crystal Rock and VPS, Inc. The merger and contribution pursuant to the agreement, was consummated on October 5, 2000. Existing shareholders of Vermont Pure received stock of the new holding company on a 1-for-1 basis.

              The purchase price paid to the shareholders of Crystal Rock is as follows:

                  Cash                                              $ 10,241,063
                  Issuance of common stock                            31,100,000
                  Note payable                                        23,106,795
                                                                    ------------
                  Total                                             $ 64,447,858
                                                                    ============

              The stock price of Vermont Pure for purposes of the merger was $3.15 per share. As a result, the number of Vermont Pure Holdings common shares issued was 9,873,016.

              The transaction was approved by the stockholders of the Company at a special meeting on October 5, 2000. In conjunction with the merger agreement, the Company closed a loan agreement and associated documents with Webster Bank of Waterbury, Connecticut that provided financing for the transaction and post-merger working capital and gave a note payable to the sellers (see note
              8).

              Goodwill from the acquisition has been calculated as follows:

                  Purchase Price                                    $64,447,858
                  Fair Value of Assets Acquired                     (12,419,789)
                  Fair Value of Liabilities Assumed                   5,161,829
                  Acquisition Costs                                     980,687
                                                                ----------------
                  Goodwill                                          $58,170,585
                                                                ================

         b) The Company completed other smaller acquisitions to add to its existing home and office delivery system in Connecticut, Massachusetts, New Hampshire, New York, and Vermont during fiscal years 2000 and 1999.

              The following table gives an aggregate summary of the acquisitions when combined with the Crystal Rock merger detailed above:

                                                        2000            1999
                                                        ----            ----
                  Purchase Price                    $ 65,500,558    $ 2,446,282
                  Fair Value of Assets Acquired      (12,930,697)    (1,195,022)
                  Fair Value of Liabilities Assumed    5,173,229         49,623
                  Acquisition Costs                      989,995         26,062
                                                    ------------      ----------
                  Goodwill                          $ 58,733,085     $1,326,945
                                                    ============      ==========

                  The detailed components consist of the following:

                                                         2000           1999
                                                         ----           ----
                  Cash to Sellers                   $ 11,160,763     $1,997,548
                  Notes to Sellers                    23,239,795        418,734
                  Common Stock to Sellers (9,873,016
                    shares in 2000 and 8,571 in 1999) 31,100,000         30,000
                                                    ------------    ------------
                  Purchase Price                    $ 65,500,558     $2,446,282
                                                    ============    ============

                                                         2000            1999
                                                         ----            ----
                  FAIR VALUE OF ASSETS ACQUIRED
                  -----------------------------
                  Accounts Receivable                 $3,398,928      $ 205,063
                  Inventory                              626,650        147,257
                  Property, Plant and Equipment        6,295,783        662,448
                  Intangible Assets                      215,125        178,840
                  Other                                2,394,211          1,414
                                                    ------------    ------------
                                                    $ 12,930,697     $1,195,022
                                                    ============    ============

                  LIABILITIES ASSUMED
                  -----------------------------
                  Accounts Payable                   $ 1,852,052              -
                  Customer Deposits                    1,697,841          2,900
                  Assumed Notes                        1,623,336         37,910
                  Other                                        -          8,813
                                                    ------------    ------------
                                                     $ 5,173,229      $  49,623
                                                    ============    ============

         The following table summarizes the pro forma consolidated results of operations (unaudited) of the Company and the 2000 and 1999 acquisitions as though the acquisitions had been consummated at October 31, 1998. The pro forma amounts give effect to the appropriate adjustments for the fair value of assets acquired and amortization of goodwill, depreciation and the debt incurred and resulting interest expense.

                                                           Years Ended
                                                           -----------
                                                  OCTOBER 31,        OCTOBER 30,
                                                     2000               1999
                                                     ----               ----
         Total Revenue                           $59,658,061        $57,452,633
         Net Income (Loss)                       $(3,648,946)       $ 2,656,890
         Net  Income (Loss) Per Share              $   (0.18)         $    0.13
         Weighted Average Number of Shares        20,163,051         20,152,392
                                                  ==========         ===========

         INVESTMENT

         The Company maintains a money market account for undisbursed funds relating to the Vermont Economic Development Authority bond issuance (see note 8). The funds have been invested in First Union's Evergreen Money Market account and administered by First Union, the Bond Trustee. The funds of $ 3,301,000 as of October 31, 2000 are restricted for the expenditures related to purchase of building and equipment and were disbursed to pay off the bonds on November 1, 2000.

         PROPERTY AND EQUIPMENT

                                               LIFE      OCTOBER 31, OCTOBER 30,
                                                           2000       1999
                                              ----         ----       ----
         Land, buildings, and improvements  10 - 40 yrs $ 5,631,785 $ 3,624,258
         Machinery and equipment             3 -10 yrs   21,964,103  11,741,545
         Equipment held under capital leases 3 -10 yrs       30,067     786,776
                                                         27,625,955  16,152,579
         Less accumulated depreciation                    6,573,442   5,030,321
                                                        -----------  ----------
                                                       $ 21,052,513 $11,122,258
                                                        ===========  ===========

         INTANGIBLE ASSETS

                                            LIFE        OCTOBER 31,  OCTOBER 30,
                                                           2000         1999
                                            ----           ----         ----
         Goodwill                          30 yrs.     $ 69,654,383 $10,933,826
         Covenants not to compete           5 yrs.          405,599     498,412
         Customer lists                     3 yrs.        1,146,661     946,535
         Other                            Various           105,755     103,717
                                                       ------------  -----------
                                                         71,312,398  12,482,490
         Less accumulated amortization                    2,843,016   2,039,283
                                                       ------------- -----------
                                                       $ 68,469,382 $10,443,207
                                                       ============= ===========

 7.      ACCRUED EXPENSES

                                                         October 31, October 30,
                                                            2000         1999
                                                            ----         ----
         Advertising and promotion                     $   153,627   $  130,000
         Payroll and vacation                              974,792      206,018
         Income taxes                                      345,899            -
         Capital expenses                                  307,428            -
         Interest                                          386,307            -
         Miscellaneous                                     570,877      515,353
                                                       -----------   -----------
                                                       $ 2,738,930   $  851,371
                                                       ===========   ===========
8.       DEBT

         a) SENIOR DEBT - The Company entered into a five year revolving line with First Union National Bank, formerly CoreStates Banks N.A., on April 18, 1998. The purpose of the loan was for permitted acquisitions and capital expenditures, working capital and to refinance existing term debt. The Company was entitled to borrow up to $15 million under the terms and conditions of the agreement. Of this amount, $3 million was allowed for working capital with the balance available for acquisitions.

              On January 28, 2000, the Company amended and restated its five-year revolving credit agreement with First Union National Bank and KeyBank National Association. The facility was increased to $25 million from $15 million under the terms and conditions of the agreement. The interest rate on funds borrowed under the agreement was LIBOR plus 2.5%. The Company also entered into a Letter of Credit with First Union for $4,300,000 to secure bonds issued for the same amount by the Vermont Economic Development Authority. The Company paid a 2% annual fee of the Letter of Credit amount. The Bonds were issued as two series designated as Variable Rate Demand/Fixed Rate Revenue Bonds (Vermont Pure
              Springs, Inc. Project) 1999 Series A 20 year bonds and Variable Rate Demand/Fixed Rate Revenue Bonds (Vermont Pure Springs, Inc. Project) 1999 Series A-T 10 year bonds. The Series A Bonds were issued for $3,195,000 and maturing on January 1, 2020 and the Series A-T Bonds were issued for $1,105,000 and maturing on January 1 2011. The "Floating Rate" was a variable rate of interest equal to the minimum rate of interest necessary, in the sole judgment of the Remarketing Agent (First Union Securities, Inc.), to sell the Bonds on any Business Day at a price equal to the principal amount thereof, exclusive of accrued interest, if any, thereon. Interest was determined on a weekly basis and was payable on the first of every month. The bank facility and series A-T bonds were paid off in conjunction with Crystal Rock merger on October 6, 2000 while the series A bonds were paid off on November 1, 2000 for the same reason. No prepayment penalties were incurred as a result of the retirement of this debt.

              In order to finance the merger with Crystal Rock, the Company entered into a loan agreement with Webster Bank and Manufacturers and Traders Trust Company, effective October 5, 2000. The financing provides for a $31,000,000 term loan, the proceeds of which were used as follows:

              Cash to Crystal Rock Shareholders                    $  8,041,063
              Repay Existing Crystal Rock Debt                        1,623,336
              Repay Vermont Pure Loans, Bonds, and Leases            20,451,899
              Expenses Related to the Transaction                       679,475
              Operating Cash                                            204,227
                                                                  --------------
                  TOTAL                                             $31,000,000
                                                                  ==============

              The commitment also provides for a $5,000,000 working capital line of credit for operating capital, capital expenditures, and acquisitions. The Company had borrowed $460,000 under this facility as of October 31, 2000. There is a separate limit within the line for letters of credit.

              The term loan is for a term of seven years and has scheduled monthly payments of principal and interest ranging from $417,000 in the first year to $610,000 in the last year.

              The line of credit is for two years. Both loans are initially priced at the current 30 day LIBOR interest rate plus 175 basis points (9.5% at October 31, 2000) and are secured by a lien against all of the assets of Vermont Pure Holdings and its subsidiaries. The interest rate is subject to periodic adjustments based on evaluation of the Company's senior funded debt to EBITDA ratio. In addition, there are other customary covenants that the Company must achieve to comply with the agreement.

         b) SUBORDINATED DEBT - As part of the merger agreement with the shareholders of Crystal Rock, the Company gave notes in the amount of $22,600,000, effective October 5, 2000. The interest rate is 12% for the seven year term of the note. Scheduled repayments are made quarterly and are interest only for the first three years. Quarterly payment of principal and interest range from $678,000 the first year to $2,062,000 the last year. There is a principal payment of $6,600,000 due at maturity.

              The notes are secured by all of the assets of Vermont Pure Holdings and its subsidiaries but specifically subordinated, with a separate agreement between the debt holders, to the senior debt described above.


         c)   OTHER LONG TERM DEBT   -  The Company's other long term debt is as
              follows:
                                                                                           October 31,        October 30,
                                                                                              2000                1999
                                                                                              ----                ----
          Mortgage on property  purchased in June 1999,  interest at .5% over prime, as of October 31, 2000 the rate is 8.25% to be revised annually,
             principal  and interest payable monthly through 2014, secured by property.... $       *              $  198,182
             Mortgage on property  acquired in October 1993,  interest at 4.5%,  with interest  only due through  July 1996,  principal  and  interest  due
             through 2000 secured (subordinated) by the property..........................   287,250                 318,341
          Promissory note,  principal and interest at 8.5% payable monthly through
             May 2002 with a final  payment of  $140,099  due June  2002.  Note is
             unsecured....................................................................         *                 235,011
          Promissory note,  principal and interest at 8.5% payable monthly through
             August 2002, with a final payment of $308,474 due September 2002.
             Note is unsecured............................................................         *                 430,782
          Promissory  note,  principal and interest at 8% payable  monthly through
             August 2004.  Note is unsecured..............................................         *                 295,473
          Bonds,  principal  payable on  November  1,  2000.  Bond is secured by a
             Money Market account......................................................... 3,195,000                       -
          Promissory  note, to be paid by  conversion to equity by October,  2002.
             Note is secured by a  six-month  certificate  of deposit  maturing on
             December 7, 2000.............................................................   975,000                 975,000
          Various  secured/unsecured  notes  ranging  in  amounts  of  $14,000  to
             $58,000  with  interest  rates  of  8.5%  to  10%.  These  notes  are
             Unsecured....................................................................   201,745               1,601,068
                                                                                           ---------              -----------
                                                                                          $4,633,183             $ 3,078,823
          Less current portion............................................................ 4,321,673               1,414,930
                                                                                           ---------             -----------
                                                                                           $ 311,510             $ 1,663,893
                                                                                           =========             ===========

       * repaid during the year ended October 31, 2000

d)       Annual maturities of long term debt are summarized as follows:

                                                 Senior           Subordinated     Other             Total
                                                 ------           ------------     -----             -----
         CURRENT PORTION                       $ 2,500,000          $      -     $4,321,673       $ 6,821,673
                                               -----------          --------     ----------       -----------
         Long Term Portion
         Year Ending October 31,

         2002                                    3,500,000                 -         60,136         3,560,136
         2003                                    4,000,000                 -         41,817         4,041,817
         2004                                    4,000,000         2,000,000         44,105         6,044,105
         2005                                    4,500,000         3,000,000              -         7,500,000
         2006                                    4,500,000         4,000,000              -         9,500,000
         THEREAFTER                              5,500,000         13,600000        165,452        20,765,452
                                               -----------      ------------     ----------       -----------
         LONG TERM PORTION                       7,000,000        22,600,000        311,510        51,411,510
                                               -----------      ------------     -----------      -----------
         TOTAL DEBT                           $ 31,000,000      $ 22,600,000     $4,633,183       $58,233,183
                                              ============      ============     ==========       ===========

9.       STOCK OPTION PLANS

         In November 1993, the Company's Board of Directors adopted the 1993 Performance Equity Plan (the "1993 Plan"). The plan authorizes the granting of awards for up to 1,000,000 shares of common stock to key employees, officers, directors and consultants. Grants can take the form of stock options (both qualified and non-qualified), restricted stock awards, deferred stock awards, stock appreciation rights and other stock based awards. During fiscal 1999 and 2000, there were no options issued under this plan.

         On April 2, 1998 the Company's shareholders approved the 1998 Incentive and Non Statutory Stock Option Plan (the "1998 Plan"). The 1998 plan was amended by shareholder approval on October 5, 2000. This plan provides for issuance of up to 1,500,000 options to purchase the Company's common stock under the administration of the compensation committee of the Board of Directors. The intent of the plan is to reward options to officers, employees, directors, and other individuals providing services to the Company. During fiscal 2000 and 1999, 870,000 and 48,200 options were issued under this plan, respectively.

         The following table illustrates the Company's stock option warrant issuances and balances outstanding during the last three fiscal years:

                                                          Option/      Weighted
                                                          Warrant       Average
                                                         (Shares) Exercise Price
                                                      -----------  -------------

           Balance at October 25, 1997                  2,202,187         $3.39
                Granted                                   227,831          3.58
                Retired                                   (10,000)         2.50
                Exercised                                  (5,000)         2.50
                                                     -------------   -----------
           Balance at October 31, 1998                  2,415,018          3.41
                Granted                                    48,200          3.13
                Retired                                  (540,000)         5.87
                Exercised                                 (36,000)         2.44
                                                     -------------   -----------
           Balance at October 30, 1999
                                                        1,887,218          2.71
                Granted                                   870,000          3.23
                Exercised                                  (5,000)         2.25
                Expired                                   (63,000)         3.27
                                                     -------------   -----------
           BALANCE AT OCTOBER 31, 2000                  2,689,218         $2.79
                                                     =============   ===========

         The following is additional information related to the Company's options and warrants as of October 31, 2000:

                                                                 Weighted                       Weighted
                Exercise       Outstanding       Remaining         Ave.        Exercisable        Ave.
                 Price         Options and      Contractual      Exercise      Options and      Exercise
                 Range          Warrants         Ave. Life        Price         Warrants         Price
                -----           --------         ---------        -----         --------         -----

         $1.81 - $2.50         1,501,000           4.63           $2.43            1,363,000     $2.42
         $2.81 - $3.38         1,138,218           9.10           $3.22              169,728     $3.10
         $3.50 - $4.25            50,000           6.40           $3.95               39,800     $3.87
                               ---------         ---------        -----         ------------    ------
                               2,689,218           6.56           $2.79            1,572,528     $2.53
                               =========                                        ============

         Outstanding options and warrants include options issued under the 1993 Plan, the 1998 Plan and non-plan options and warrants. There were 1,381,897, 1,485,000, and 1,742,000 options exercisable at October 31,
         2000, October 30, 1999, and October 31, 1998, respectively.

10.      ACCOUNTING FOR STOCK-BASED COMPENSATION

         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation expense related to stock option grants was recorded in 1999 and 1998 as the exercise price of such options was equal to or greater than the underlying stock on the date of grant. During 2000, the Board of Directors voted to extend the exercise period for options to the estate of a deceased employee and two directors that were leaving the Board. Consequently, compensation expense of $118,670 was recorded, representing the aggregate difference in the market price on the date of the extension over the option's exercise price.

         Pro-forma information regarding net income and net income per share is presented below as if the Company had accounted for its employee stock options under the fair value method; such pro-forma information is not necessarily representative of the effects on reported net income for future years due primarily to the options vesting periods and to the fair value of additional options' in future years.

         Had compensation cost for the option plans been determined using the methodology prescribed under the Black-Scholes option pricing model, the Company's income (loss) would have been ($2,806,851) and ($.26) per share in 2000; $3,307,489 and $.32 per share in 1999; and $2,509,134 and $.24 per share in 1998. The weighted average fair value of the options granted were $3.03, $2.11, and $3.42 in 2000, 1999, and 1998, respectively. Assumptions used for 2000 were: expected dividend yield of 0%; expected volatility of 51%; risk free interest of 5.7% and expected life of 5 years. Assumptions used for 1999 were: expected dividend yield of 0%; expected volatility of 79%; risk free interest of 5.7% and expected life of 5 years. Assumptions used for 1998 were: expected dividend yield of 0%; expected volatility of 50%; risk free interest of 5.7% and expected life of 5 years.

11.      OPERATING LEASES

         In conjunction with the merger with Crystal Rock, the Company entered into lease agreements to continue to operate out of Crystal Rock's existing facilities. The agreements run to October, 2010 and are described in more detail in note 15. The Company also leases office space on a month-to-month basis and is obligated under several building, equipment and vehicle leases expiring variously through May 2008. Future minimum rental payments over the terms of these leases are approximately as follows:

                                            2000              $1,328,538
                                            2001               1,233,113
                                            2002               1,142,446
                                            2003                 963,812
                                            Thereafter         4,192,954

         Rent expense under all operating leases was $533,974, $413,217, and $321,116 for fiscal years ending October 31, 2000, October 30, 1999, and October 31, 1998.

12.      OBLIGATIONS UNDER CAPITAL LEASES

         The Company leases equipment under capital lease arrangements. Assets held under capital leases are included with property and equipment. The present value of minimum lease payments at October 31, 2000 was $25,811. Due to the financial restructuring associated with the Crystal Rock merger, the Company repaid substantially all its outstanding capital lease obligations.

13.      LEGAL PROCEEDINGS

         a)   PRISTINE MOUNTAIN SPRINGS

              In connection with litigation with its largest outside spring water source, Pristine Mountain Springs, the Company reached a settlement on December 1, 1999. As part of the settlement, the owner of the spring and its affiliate paid $1,270,000 to the Company and acknowledged the Company's rights under the amended water supply contract and right of first refusal to purchase the spring site. In order to obtain the rights to the supply contract, the Company had previously issued a $975,000 non-interest bearing convertible debenture to the original creditor of the owner of the spring and its affiliate. Settlement of the transaction resulted in miscellaneous income being recorded for the period.

                           Cash Settlement                          $ 1,270,000
                           Less: Debt Assumed                          (975,000)
                           Less: Legal Fees                             (22,113)
                                                                  --------------
                           Total                                   $    272,887
                                                                  ==============

         b)   DESCARTES/ENDGAME SYSTEMS

              On July 27, 2000 the Company filed a lawsuit in Vermont Federal Court against Descartes Systems/Endgame Solutions for non-performance of the professional services agreement between the two companies. In the suit Vermont Pure alleges that vendor did not adequately perform the services rendered in connection with approximately $500,000 of unpaid billings. Descartes has filed a motion to dismiss the case based on the premise the Vermont Federal Court is not the proper jurisdiction and that the case should be arbitrated in Ontario, Canada.

14.      RELATED PARTY TRANSACTIONS

         a)   DIRECTORS AND OFFICERS

              Three of the Company's major shareholders (former Crystal Rock shareholders) have employment contracts with the Company through October 5, 2005. Two are also directors. One contract entitles the shareholder to annual compensation of $25,000 as well as a leased Company vehicle. The other two contracts entitle the respective shareholders to annual compensation of $250,000 and other bonuses and prerequisites. The trustee of the Baker family trusts, which is a major shareholder of the Company, is also a director. Such individual is also a principal in a law firm, to which the Company accrued approximately $10,000 in legal fees during fiscal year 2000.

              In addition, the Company paid consulting fees to a director of $22,000 in both 2000 and 1999. This director resigned in October, 2000

              The Company leases a 72,000 square foot facility in Watertown, CT and a 22,000 square foot facility in Stamford, CT from a Baker trust. Annual rent payments for the ten year leases are as follows:

                                                   First 5 Yrs.      Next 5 Yrs.
                                                   -----------       -----------
              Stamford                                $216,000          $248,400
              Watertown                               $360,000          $414,000

         b)   INVESTMENT IN VOYAGEUR

              The Company has an equity position in a software company named Computer Design Systems, Inc. (CDS), d/b/a Voyageur Software. One of the Company's directors is a member of the board of directors of CDS. The Company uses software designed, sold and serviced by CDS in its home and office delivery system to manage customer service, deliveries, inventory, billing and accounts receivable. The Company paid service fees to CDS during October 2000 totaling $2,031. As of October 31, 2000, the Company holds a note from CDS entered into August 1, 1998 for the principal amount of $120,000 with accrued interest of $22,950. The note is scheduled to mature August 15, 2003. The Company is under contract through September, 2001 to pay a monthly maintenance fee of $4,552.

15.       INCOME TAXES

         The  Company  has   approximated   $15   million  of   available   loss
         carryforwards at October 31, 2000 expiring from 2005 through 2018.

         The major deferred tax asset (liability) items at October 31, 2000 and October 30, 1999 are as follows:

                                                    October 31,      October 30,
                                                      2000               1999
                                                      ----               ----
         Accounts receivable allowance...........$   209,000         $  139,000
         Amortization............................    353,000            225,000
         Depreciation............................ (1,228,000)          (919,000)
         Slotting fees...........................      8,000             10,000
         Other...................................    178,000             95,000
         Net operating loss carryforwards........  6,007,000          5,067,000
                                                  -----------        -----------
                                                   5,527,000          4,617,000
         Valuation allowance.....................    973,000            832,000
                                                  -----------        -----------
         Deferred tax asset recorded.............$ 4,554,000        $ 3,785,000
                                                  ===========        ===========


         The benefit for income taxes differs from the amount computed by applying the statutory tax rate to net income before income tax benefit as follows:

                                                      Year Ended
                                       -----------------------------------------
                                            October 31,  October 30, October 31,
                                              2000          1999        1998
                                              ----          ----        ----
        Income tax benefit (expense) computed
        at statutory rate................... $1,072,000   $(546,000)  $(480,000)
        Effect of permanent differences.....    (22,000)     (7,000)    (74,000)
        Effect of temporary differences.....      5,000     115,000    (101,000)
        Tax benefit of net operating losses.          -     438,000     655,000
        Losses for which no benefit recorded (1,055,000)         -            -
        Decrease in valuation allowance.....    769,000   1,793,000   1,447,000
                                            -----------  ---------- ------------
        Income tax benefit..................  $ 769,000  $1,793,000  $1,447,000
                                            ===========  ========== ============


16.      MAJOR CUSTOMER AND CUSTOMER COMMITMENTS

         The Company's sales to a single customer were 16%, 30% and 31% of the total sales for 1999, 1998 and 1997, respectively. However, the Company terminated its distribution agreement with this customer effective April, 1999. The Company has entered into contracts with distributors to market Vermont Pure spring water in the territory previously serviced by the former customer.

         In March 1999, Vermont Pure Holdings, Ltd. entered into distribution agreements with several other distributors in order to replace a major customer. Effective March 1, 2000, the Company modified its distribution agreements with three of these distributors and consequently became the exclusive spring water brand carried by them. The distribution area served by these businesses is the greater metropolitan New York City area.

17.      CONCENTRATION OF CREDIT RISK

         The  Company   maintains  their  cash  accounts  at  various  financial
         institutions. The balances at times may exceed federally insured limits. At October 31, 2000, the Company had cash in deposits exceeding the insured limit by approximately $1,000,000.

18.      SUBSEQUENT EVENTS - FINANCING

         On November 3, 2000 the Company entered into a three year "swap" agreement with Webster Bank to fix $8,000,000 its senior debt with the bank. The agreement fixes the variable LIBOR rate portion of the debt at 6.57% resulting in a total fixed rate of 8.32% on that portion of the debt.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this Item is incorporated by reference from the Proxy Statement for the Company's Annual Meeting of Stockholders scheduled to be held March 27, 2001.

ITEM 11. EXECUTIVE COMPENSATION.

      The information required by this Item is incorporated by reference from the Proxy Statement for the Company's Annual Meeting of Stockholders scheduled to be held March 27, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information required by this Item is incorporated by reference from the Proxy Statement for the Company's Annual Meeting of Stockholders scheduled to be held March 27, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information required by this Item is incorporated by reference from the Proxy Statement for the Company's Annual Meeting of Stockholders scheduled to be held March 27, 2001.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

a)       Reports on Form 8-K:

         The Company filed a Current Report on Form 8-K, filed October 19, 2000, to provide further information about the consummation of the merger and contribution pursuant to which the Company acquired the stock of Crystal Rock Spring Water Company (the "Merger 8-K").

b)       The following documents are filed as part of this report:

         Financial Statements and Financial Statement Schedules.

                  Reference is made to the Index to Financial Statements included in Item 7 of Part II hereof, where such documents are listed.

         EXHIBITS AS REQUIRED BY ITEM 601 OF REGULATION S-K:

       Exhibit
       Number             Description


       2.1 Agreement and Plan of Merger and Contribution by and among Vermont Pure Holdings, Ltd., Crystal Rock Spring Water Company, VP Merger Parent, Inc. VP Acquisition Corp. and the stockholders named therein, dated as of May 5, 2000. (Incorporated by reference to Appendix A to the Form S-4 Registration Statement filed by Vermont Pure Holdings, Ltd., f/k/a VP Merger Parent, Inc., File No. 333-45226, on September 6, 2000 (the "S-4 Registration Statement").


       2.2 Amendment to Agreement and Plan of Merger and Contribution by and among Vermont Pure Holdings, Ltd., Crystal Rock Spring Water Company, VP Merger Parent, Inc., VP Acquisition Corp., and the stockholders named therein, dated as of August 28, 2000. (Incorporated by reference to Exhibit 2.1 of the S-4 Registration Statement.)

       2.3 Amendment to Agreement and Plan of Merger and Contribution by and among Vermont Pure Holdings, Ltd., Crystal Rock Spring Water Company, VP Merger Parent, Inc., VP Acquisition Corp. and the stockholders named therein, dated as of September 20, 2000. (Incorporated by reference to Exhibit 2.2 of the Merger 8-K.)

       3.1 Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit B to Appendix A to the Proxy Statement included in the S-4 Registration Statement.)

       3.2 Certificate of Amendment of Certificate of Incorporation of the Company filed October 5, 3.2 2000. (Incorporated by reference to
               Exhibit 4.2 of the Merger 8-K.)

       3.3 By-laws of the Company. (Incorporated by reference to Exhibit C of Appendix A to the Proxy Statement included in the S-4 Registration Statement.)



       4.1     Form of Lockup Agreement among the Company, Peter K. Baker, Henry
               E. Baker, and John B. Baker. (Incorporated by reference to Exhibit N to Appendix A to the Proxy Statement included in the S-4 Registration Statement.)


       4.2 Registration Rights Agreement among the Company, Peter K Baker, Henry E. Baker, John B. Baker, and Ross Rapaport. (Incorporated by reference to Exhibit 4.6 of the Merger 8-K.)




     10.1*     1993  Performance  Equity Plan.  (Incorporated  by reference from
               Exhibit 10.9 of Registration Statement 33-72940.)

     10.2* 1998 Incentive and Non-Statutory Stock Option Plan, as amended. (Incorporated by reference to Appendix C to the Proxy Statement included in the S-4 registration statement.)

     10.3* 1999 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit A of the 1999 Proxy Statement of Vermont Pure Holdings, Ltd. f/k/a Platinum Acquisition Corp.)

     10.4 Amended and Restated Spring Water Licenses and Supply Agreement between Vermont Pure Holdings, Ltd. and Pristine Mountain Springs of Vermont, Inc and Amsource, LLC dated April 13, 1999. (Incorporated by reference from Exhibit 10.25 of Form 10-K for the Year Ended October 30, 1999.)



     10.5 Convertible Debenture Agreement dated September 30, 1999 between Vermont Pure Holdings, Ltd. and Middlebury Venture Partners, Inc. (f/k/a Marcon Capital Corporation) in the amount of $975,000. (Incorporated by reference from Exhibit 10.27 of Form 10-K for the Year Ended October 30, 1999.)


     10.6*     Employment  Agreement  between the Company and Timothy G. Fallon.
               (Incorporated   by  reference   to  Exhibit   10.13  of  the  S-4
               Registration Statement.)

     10.7*     Employment  Agreement between the Company and Bruce S. MacDonald.
               (Incorporated   by  reference   to  Exhibit   10.14  of  the  S-4
               Registration Statement.)

     10.8*     Employment  Agreement  between  the  Company  and Peter K. Baker.
               (Incorporated   by  reference   to  Exhibit   10.15  of  the  S-4
               Registration Statement.)

     10.9*     Employment  Agreement  between  the  Company  and John B.  Baker.
               (Incorporated   by  reference   to  Exhibit   10.16  of  the  S-4
               Registration Statement.)

     10.10*    Employment  Agreement  between  the  Company  and Henry E. Baker.
               (Incorporated   by  reference   to  Exhibit   10.17  of  the  S-4
               Registration Statement.)



     10.11     Lease of Buildings and Grounds in Watertown, Connecticut from the
               Baker's  Grandchildren  Trust.   (Incorporated  by  reference  to
               Exhibit 10.22 of the S-4 Registration Statement.)


     10.12     Lease of Grounds in Stamford, Connecticut from the Henry E. Baker
               (Incorporated   by  reference   to  Exhibit   10.24  of  the  S-4
               Registration     Statement.)

     10.13     Lease of Building in Stamford,  Connecticut  from Henry E. Baker.
               (Incorporated   by  reference   to  Exhibit   10.23  of  the  S-4
               Registration Statement.)

     10.14 Loan and Security Agreement between the Company and Webster Bank dated October 5, 2000.

     10.15     Term Note from the Company to Webster Bank dated October 5, 2000

     10.16 Subordinated Note from the Company to Henry E. Baker dated October 5, 2000.

     10.17     Subordinated Note from the Company to Joan Baker dated October 5,
               2000.

     10.18 Subordinated Note from the Company to John B. Baker dated October 5, 2000.

     10.19 Subordinated Note from the Company to Peter K. Baker dated October 5, 2000.

     10.20 Subordinated Note from the Company to Ross S. Rapaport, Trustee, dated October 5, 2000.

     10.21 Subordination and Pledge Agreement from Henry E. Baker to Webster Bank dated October 5,2000.

     10.22 Subordination and Pledge Agreement from Joan Baker to Webster Bank dated October 5,2000.

     10.23 Subordination and Pledge Agreement from John B. Baker to Webster Bank dated October 5,2000.

     10.24 Subordination and Pledge Agreement from Peter K. Baker to Webster Bank dated October 5,2000.

     10.25     Subordination   and  Pledge  Agreement  from  Ross  S.  Rapaport,
               Trustee, to Webster Bank dated October 5,2000.

     10.26     Agreement    between    Vermont    Pure    Springs,    Inc.   and
               Zuckerman-Honickman Inc. dated October 15, 1998. (Incorporated by reference to the S-4 Registration Statement.

      23.1     Consent of Independent Auditors

      27       Financial Data Schedule

         *  Relates to compensation

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Vermont Pure Holdings, Ltd. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               VERMONT PURE HOLDINGS, LTD.

                               BY:   /S/ TIMOTHY G. FALLON
                               Timothy G. Fallon, Chief Executive Officer,
                               President, and Chairman of the Board of Directors
Dated: January 29, 2001


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



NAME                               TITLE                             DATE

/S/ TIMOTHY G. FALLON
---------------------
Timothy G. Fallon    Chief Executive Officer and Chairman       January 29, 2001
                     of the Board of Directors


/S/ HENRY E. BAKER   Director, Chairman Emeritis                January 29, 2001
---------------------
Henry E. Baker


/S/ PETER K. BAKER   President and Director                     January 29, 2001
-------------
Peter K. Baker


/S/ PHILLIP DAVIDOWITZ  Director                                January 29, 2001
----------------------
Phillip Davidowitz


/S/ ROBERT C. GETCHELL  Director                                January 29, 2001
----------------------
David R. Preston


/S/ DAVID R. PRESTON    Director                                January 29, 2001
--------------------
Norman E. Rickard


/S/ ROSS S. RAPAPORT   Director                                 January 29, 2001
--------------------
Ross S. Rapaport


/S/ NORMAN E. RICKARD  Director                                 January 29, 2001
---------------------
Norman E. Rickard


/S/ BEAT SCHLAGENHAUF  Director                                 January 29,2001
---------------------
Beat Schlagenhauf


/S/ BRUCE S. MACDONALD Chief Financial Officer and Secretary    January 29,2001
----------------------
Bruce S. MacDonald

                     EXHIBITS TO VERMONT PURE HOLDINGS, LTD.
                           ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED OCTOBER 30, 1999


          Exhibit
          Number             Description

          10.14 Loan and Security Agreement between the Company and Webster Bank dated October 5, 2000.

          10.15     Term Note from the Company to Webster Bank dated  October 5,
                    2000.
          10.16 Subordinated Note from the Company to Henry E. Baker dated October 5, 2000.


          10.17 Subordinated Note from the Company to Joan Baker dated October 5, 2000.


          10.18 Subordinated Note from the Company to John B. Baker dated October 5, 2000.

          10.19 Subordinated Note from the Company to Peter K. Baker dated October 5, 2000.

          10.20 Subordinated Note from the Company to Ross S. Rapaport, Trustee dated October 5, 2000.

          10.21 Subordination and Pledge Agreement from Henry E. Baker to Webster Bank dated October 5,2000.

          10.22 Subordination and Pledge Agreement from Joan Baker to Webster Bank dated October 5,2000.

          10.23 Subordination and Pledge Agreement from John B. Baker to Webster Bank dated October 5,2000.

          10.24 Subordination and Pledge Agreement from Peter K. Baker to Webster Bank dated October 5,2000.

          10.25 Subordination and Pledge Agreement from Ross S. Rapaport, Trustee to Webster Bank dated October 5,2000.

          23.1      Consent of Independent Auditors


          27        Financial Data Schedule