Form 10-Q
period 2001-01-31
VERMONT PURE HOLDINGS LTD/DE
filed 2001-03-19
CIK 1123316

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended January 31, 2001

                          Commission File No. 333-45226

                           VERMONT PURE HOLDINGS, LTD.
             (Exact name of registrant as specified in its charter)

     Delaware                                                   03-0366218
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

                     Route 66; PO Box C; Randolph, VT 05060
               (Address of principal executive offices) (Zip Code)

                                 (802) 728-3600
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES        X                                NO
                      ---------------                            -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                 Outstanding at
                  Class                                          March 10, 2000
                  -----                                         ----------------

Common Stock, $.001 Par Value                                     20,244,992

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                                      INDEX

                                                                     Page Number

Part I - Financial Information

         Item 1.  Financial Statements

                    Consolidated Balance Sheets as of
                    January 31, 2001 (unaudited) and
                    October 31, 2000                                       3

                    Consolidated Statements of Operations
                    (unaudited) for the Three Months ended
                    January 31, 2001 and January 29, 2000                  4

                    Consolidated Statements of Cash Flow
                    (unaudited) for the Three Months ended
                    January 31, 2001 and January 29, 2000                  5

                    Notes to Consolidated Financial Statements
                    (unaudited)                                            6

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations          7-11

         Item 3.    Quantitative and Qualitative Disclosures
                    About Market Risk                                      12

         Part II - Other Information                                       13-17

         Item 1.    Legal Proceedings

         Item 2.    Changes in Securities

         Item 3.    Defaults upon Senior Securities

         Item 4.    Submission of Matters to a Vote of Security Holders

         Item 5.    Other Information

         Item 6.    Exhibits and Reports on Form 8-K

         Signature                                                         18

               VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                                                                                 January 31,              October 31,
                                                                                    2001                     2000
                                                                              -----------------         ----------------
                                                                                 (unaudited)
                                  ASSETS

CURRENT ASSETS:
        Cash                                                                $        1,294,158        $       1,408,158
        Investments - Money Market Fund (restricted balance)                                 -                3,301,064
        Investments - Certificate of Deposit ($825,000 restricted balance)             975,000                  975,000
        Accounts receivable - net of allowance                                       6,517,895                6,725,810
        Inventory                                                                    3,533,860                2,778,535
        Current portion of deferred tax asset                                          798,000                  798,000
        Other current assets                                                         1,175,933                1,145,311
                                                                            -------------------       ------------------
          TOTAL CURRENT ASSETS                                                      14,294,846               17,131,878
                                                                            -------------------       ------------------

PROPERTY AND EQUIPMENT - net of accumulated depreciation                            20,874,655               21,052,513
                                                                            -------------------       ------------------
OTHER ASSETS:
        Intangible assets - net of accumulated amortization                         67,834,938               68,469,382
        Deferred tax asset                                                           3,756,000                3,756,000
        Other assets                                                                   646,305                  415,867
                                                                            -------------------       ------------------
          TOTAL OTHER ASSETS                                                        72,237,243               72,641,249
                                                                            -------------------       ------------------
TOTAL ASSETS                                                                $      107,406,744        $     110,825,640
                                                                            ===================       ==================


                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
        Accounts payable                                                    $        3,305,461        $       4,535,118
        Current portion of customer deposits                                            51,440                   50,525
        Accrued expenses                                                             2,173,358                2,738,930
        Current portion of long term debt                                            3,423,061                6,821,673
        Current portion of obligations under capital leases                              9,064                    9,064
                                                                            -------------------       ------------------

          TOTAL CURRENT LIABILITIES                                                  8,962,384               14,155,310

        Long term debt                                                              50,779,878               51,411,510
        Long term obligations under capital leases                                      15,134                   16,747
        Line of credit                                                               2,635,000                  460,000
        Customer deposits                                                            2,511,792                2,453,335
                                                                            -------------------       ------------------

          TOTAL LIABILITIES                                                         64,904,188               68,496,902
                                                                            -------------------       ------------------

STOCKHOLDERS' EQUITY:
        Preferred  stock - $.001 par  value,  500,000
        authorized  shares,  none issued  and  outstanding
        Common  stock - $.001  par  value,  50,000,000
        authorized shares, 20,238,395 issued and outstanding
        shares at January 31, 2001 and 20,167,773 at October 31, 2000                   20,238                   20,218
        Paid in capital                                                             54,398,996               54,249,016
        Accumulated deficit                                                        (11,916,678)             (11,940,496)

                                                                            -------------------       ------------------
          TOTAL STOCKHOLDERS' EQUITY                                                42,502,556               42,328,738
                                                                            -------------------       ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $      107,406,744        $     110,825,640
                                                                            ===================       ==================





                  See notes to consolidated financial statements

           VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                Three months ended
                                                                   --------------------------------------------
                                                                        January 31,            January 29,
                                                                           2001                    2000
                                                                   -------------------   ----------------------
                                                                        (unaudited)             (unaudited)

SALES                                                              $       14,218,724     $          6,423,768

COST OF GOODS SOLD                                                          6,227,265                2,311,370
                                                                   -------------------   ----------------------

GROSS PROFIT                                                                7,991,459                4,112,398
                                                                   -------------------   ----------------------

OPERATING EXPENSES:
          Selling, general and administrative expenses                      5,415,031                3,521,629
          Advertising expenses                                                578,060                  509,462
          Amortization                                                        634,444                  166,635
                                                                   -------------------   ----------------------

TOTAL OPERATING EXPENSES                                                    6,627,535                4,197,726
                                                                   -------------------   ----------------------

INCOME (LOSS) FROM OPERATIONS                                               1,363,924                  (85,328)
                                                                   -------------------   ----------------------

OTHER INCOME (EXPENSE):
          Interest                                                          1,343,607                  278,713
          Miscellaneous                                                        (3,500)                (272,887)
                                                                   -------------------   ----------------------

TOTAL OTHER                                                                 1,340,107                    5,826
                                                                   -------------------   ----------------------


NET INCOME (LOSS)                                                  $           23,817    $             (91,154)
                                                                   -------------------   ----------------------
NET INCOME (LOSS) PER SHARE - BASIC                                $             0.00     $              (0.01)
                                                                   ===================   ======================
NET INCOME (LOSS) PER SHARE - DILUTED                              $             0.00     $              (0.01)
                                                                   ===================   ======================

Weighted Average Shares Used in Computation - Basic                        20,167,773               10,289,758
                                                                   ===================   ======================
Weighted Average Shares Used in Computation - Diluted                      20,216,865               10,289,758
                                                                   ===================   ======================


                 See notes to consolidated financial statements

                    VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                      Three months ended
                                                                                              ---------------------------------
                                                                                                 January 31,      January 29,
                                                                                                    2001              2000
                                                                                               ----------------  ---------------
                                                                                                 (unaudited)       (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income/(loss)                                                                            $     23,817      $   (91,154)
     Adjustments to reconcile net income (loss) to net cash used in operating activities:

       Depreciation                                                                                    849,534          452,330
       Amortization                                                                                    634,443          166,635
       Gain on settlement of note receivable                                                                 -         (295,000)
       (Gain) Loss on disposal of property and equipment                                                (3,500)          26,013

     Changes in assets and liabilities (net of effect of acquisitions):

       Decrease in accounts receivable                                                                 207,915           36,295
       (Increase) in inventory                                                                        (755,325)         (85,527)
       (Increase) in other current assets                                                              (30,622)        (554,026)
       (Increase) Decrease in other  assets                                                           (230,437)          93,317
       (Decrease) in accounts payable                                                               (1,229,657)        (715,074)
       Increase in customer deposits                                                                    59,374           93,979
       (Decrease) in accrued expenses                                                                 (565,572)        (179,238)
                                                                                               ----------------  ---------------
NET CASH USED IN OPERATING ACTIVITIES                                                               (1,040,030)      (1,051,450)
                                                                                               ----------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property, plant and equipment                                                        (671,676)        (435,829)
     Proceeds from sale of money market investment                                                   3,301,064                -
     Proceeds from sale of fixed assets                                                                  3,500           13,125
     Collection of note receivable                                                                           -        1,270,000
     Cash used for acquisitions - net of cash acquired                                                       -         (625,000)
                                                                                               ----------------  ---------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                                            2,632,888          222,296
                                                                                               ----------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds of line of credit                                                                      2,175,000        1,810,208
     Proceeds from debt                                                                                      -         (114,433)
     Principal payments of debt                                                                     (3,881,877)        (120,719)
     Sale of common stock                                                                                   20                -
                                                                                               ----------------  ---------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                                 (1,706,857)       1,575,056
                                                                                               ----------------  ---------------

NET (DECREASE) INCREASE  IN CASH                                                                      (114,000)         745,902

CASH - Beginning of year                                                                             1,408,158          367,018
                                                                                               ----------------  ---------------

CASH  - End of period                                                                              $ 1,294,158      $ 1,112,920
                                                                                               ================  ===============

Cash paid for interest                                                                             $   883,117        $ 230,370
                                                                                               ================  ===============

NON-CASH FINANCING AND INVESTING ACTIVITIES:
     Equipment acquired under capital leases                                                       $         -         $ 72,135
                                                                                               ================  ===============



                 See notes to consolidated financial statements
                                       5

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.        BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. The results have been determined on the basis of generally accepted accounting principles and practices applied consistently with the Form 10-K for the year ended October 31, 2000.

          Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto incorporated by reference from the Company's Annual Report on Form 10-K for the year ended October 31, 2000.

2.        LONG TERM DEBT

          a) Bonds
          On November 1, 2000 the Company paid its obligation under its Series A Industrial Revenue Bond issue. Proceeds for the payment of $3,207,374 were obtained from the Company's money market investment fund that was restricted for that use under the terms of the financing for the Crystal Rock merger.

          b) Line of Credit
          During the quarter the Company borrowed $2,175,000 from its working capital line of credit with the Webster Bank. Letters of credit totaling $373,690 secured by the line were issued on the Company's behalf. As of January 31, 2001 the total obligation outstanding under this facility was $3,008,690. The line of credit has a limit of $5,000,000 and matures on October 5, 2002.

          c) Debt Conversion to Stock

          On January 26, 2001, the Company issued 70,621 shares of its common stock upon conversion of $150,000 of an outstanding convertible debenture. The original face amount of the debenture is $975,000. The conversion leaves $825,000 to be converted by October 2001.

PART I - Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto as filed in the Company's Annual Report on Form 10-K for the year ended October 31, 2000.

                           FORWARD-LOOKING STATEMENTS

When used in the Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, the words or phrases "will likely result" and "the Company expects," "will continue," "is anticipated," "estimated,"
"project,"  or  "outlook"  or  similar  expressions  are  intended  to  identify
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Among these risks are water supply and bottling capacity constraints in the face of significant growth, dependence on outside distributors, and reliance on commodity price fluctuations as they influence raw material pricing. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

                              RESULTS OF OPERATIONS

The Company completed a merger with Crystal Rock Spring Water Company in October 2000. This transaction had a significant impact on nearly all of the Company's quantitative results. For comparison purposes only, the following table sets forth, for the first fiscal quarter of 2000,

     (1) the consolidated condensed unaudited operating results for Vermont Pure Holdings, Ltd. for the first quarter of fiscal year 2000,

     (2) the consolidated condensed unaudited operating results for Crystal Rock Spring Water Company for the first quarter of fiscal year 2000,

     (3) adjustments consistent with the pro forma financial statements presented in the Company's Proxy Statement/Prospectus dated September 8, 2000 with respect to the transaction ("the merger proxy"), as if the merger had occurred on October 31, 1999, and

     (4) the "Combined" totals of (1), (2) and (3).

The table also sets forth, for the first fiscal quarter of 2001,

     (5) the consolidated condensed unaudited operating results for Vermont Pure Holdings, Ltd. for the first quarter of fiscal year 2001.

Although they are derived from the financial statements of the Company and Crystal Rock, the figures in the table, including without limitation the " Pro Forma Combined" column, are not, and should not be considered to be, financial statements prepared in accordance with generally accepted accounting principles, nor are they necessarily indicative of future results. The table is intended solely to provide a basis for a more meaningful comparison of the consolidated unaudited first quarter fiscal year 2001 financial information with the combined unaudited operating results for the Company for the first quarter of fiscal year 2000. Certain expenses have been reclassified from operating expense to cost of goods sold from the Company's operating statement of a year ago to provide consistency between the two companies and comparison to 2001.


(000'S OF $)                            (1)             (2)             (3)               (4)               (5)
                                   Three Months     Three Months                     Three Months      Three Months
                                      Ending           Ending                           Ending            Ending
                                   Jan. 29, 2000   Jan. 31, 2000                     January 2000      Jan. 31, 2001
                                   -------------   -------------                    --------------     -------------
                                                                     Pro Forma      FY00 Pro Forma         FY01
                                   Vermont Pure     Crystal Rock    Adjustments        Combined        Consolidated
                                   -------------   -------------    -----------     --------------     -------------

Sales                                $ 6,424          $ 6,086              -           $ 12,510            $ 14,219
Cost of Goods Sold                     2,920            2,307          $   4              5,231               6,227
                                    --------         --------          ------           -------            --------
Gross Margin                           3,504            3,779             (4)             7,279               7,992

OPerating Expenses                     3,589            2,837            317              6,743               6,628
                                    --------         --------          ------           -------            --------
Income (Loss) from Operations           (85)              942           (321)               536               1,364

Interest Expense                        279                88            896              1,263               1,344

Other (Income) Expense                 (273)                -              -               (273)                 (4)
                                    --------         --------          ------            -------            --------
Income (Loss) before Taxes              (91)              854         (1,217)              (454)                 24

Provision for Income Taxes                -               354           (294)                60                   -
                                    --------         --------          ------           -------            --------
Net Income (Loss)                   $   (91)          $   500         $ (923)           $  (514)            $    24
                                    ========         ========          ======           =======            ========


Sales - Sales  for the first  quarter  of  fiscal  year  2001  were  $14,219,000
compared  to  $12,510,000   for  the  pro  forma   combined   companies  in  the
corresponding period of 2000, an increase of $1,709,000, or 14%.

Sales for the home and office category for the first quarter of fiscal 2001 were $11,231,000 compared to the combined total of $10,191,000 for the corresponding period of fiscal year 2000, an increase of $1,040,000 or 10%. The increase in sales is attributable to market growth and share gains in core markets. Of the total home and office category sales for the quarter, water sales totaled $4,923,000, an increase of 9% over the combined total for the same period a year ago; coffee and other products were $4,336,000, an increase of 14% over the combined total for the same period a year ago; and cooler rentals were $1,972,000, an increase of 8% over the combined total for same period a year ago.

Sales for retail-size products for the first quarter of fiscal 2001 were $2,988,000 compared to a combined total of $2,319,000 for the corresponding period of fiscal year 2000, an increase of $669,000 or 29%. For the first quarter of the year, sales of the Vermont Pure, Hidden Spring, and Private Label brands increased 36%, 2% and 38%, respectively. The increase in the Vermont Pure brand was attributable to market expansion and maturing distributor relationships in established markets. The lower growth rate of the Hidden Spring brand is reflective of activity in mature markets during the seasonal off peak selling season. Growth of private label brands reflects both new account acquisitions and market share gains in the established customer base during the period. For the quarter, private label sales accounted for 27% of this category. Average selling prices of retail-size products for the three months ending January 31, 2001 decreased 5% from corresponding period the previous year as a result of a more competitive marketplace. Decreases in average selling prices were partially offset by lower promotional spending as described in further detail below.

Cost of Goods Sold/gross Profit - For the first three months of fiscal 2001, Cost of Goods Sold was $6,227,000 compared to the pro forma combined total of $5,231,000 for the same period in fiscal 2000. Gross Profit for the first quarter was $7,992,000, or 56% of sales, compared to the pro forma combined total of $7,279,000, or 58% of sales, for the corresponding period a year ago. Gross profit increased as result of higher sales. The decrease in gross margin as percentage of sales reflects a higher percentage of retail packages in the sales mix. In the quarter ending January 31, 2001 retail sales were 28% of sales versus 19% for the same period a year ago. Sales of retail-size products are characterized by a lower gross margin return than the home and office category. As discussed in the merger proxy and the Company's most recent Form 10-K, management expects to reduce cost of goods, as a percentage of sales, through increased purchasing power as a result of the merger and redesigning and reconfiguring its packaging to be less costly and more efficient. Although the Company is on schedule with many of these plans, no assurance can be given that it will be successful in improving gross profit.

Operating Expenses - For the first three months of fiscal year 2001 compared to the pro forma combined total for the corresponding period in fiscal year 2000, total operating expenses were $6,628,000 and $6,743,000, respectively, a decrease of $115,000. Selling, general and administrative expenses decreased by $80,000, for the first quarter of fiscal 2001 compared to the pro forma combined total for corresponding period a year ago. The decrease in expenses was primarily due to cost savings resulting from operating synergies resulting from the merger. The savings were a result of merging overlapping distribution infrastructure, consolidation of administrative personnel, and improved economies of scale in certain administrative costs such as insurance and employee benefits. As of January 31, 2001, management had not completely implemented its consolidation plan outlined in the notes to the pro forma financial statements of the merger proxy. Although the Company is still on schedule to achieve these savings, no assurance can be given that it will. Advertising and promotional expense decreased $33,000, or 5%, during the first quarter of 2001 compared to the combined total for the corresponding period a year earlier. The Company's advertising and promotion is predominantly associated with the sales of the retail-size packages. As mentioned above, the pricing environment for these products has changed such that the Company's distributors seek price discounts instead of advertising and promotion support. The Company's aggregate per case expense for advertising and promotion decreased 43% in the first quarter of 2001 from the comparable period the prior year. For the first quarter of fiscal year 2001, amortization decreased $2,000 to $635,000 from the pro forma combined total of $637,000 for the same period a year ago. Amortization decreased $2,000 because certain intangibles from prior small acquisitions were fully amortized prior to the first quarter of fiscal year 2001.

Income From Operations - Income from operations for the first three months of fiscal 2001 was $1,364,000 as compared to pro forma combined total of $536,000 for the corresponding period last year, an improvement of $828,000. The increased income is a result of sales growth and cost savings derived from combining the two companies. The benefit of these favorable factors was partially offset by the large increase in amortization expense incurred as a result of the merger.

Other Income/Expense - On a pro forma basis, net interest expense increased $81,000 to $1,344,000 in the first quarter of fiscal 2001 from the pro forma combined total of $1,263,000 in the first quarter of fiscal year 2000. The increase in interest expense was a result of slightly higher borrowing than expected to fund the Company's operations after the merger.

NET INCOME/LOSS - On a pro forma basis, the Company's net income for the first three months of fiscal year 2001 was $24,000 compared to a pro forma combined net loss of $514,000 for the corresponding period last year. The improvement of $538,000 is attributable to the increased sales and the Company's ability to implement cost savings as a result of the combination.

FUTURE EFFECTS/TRENDS - In conjunction with the merger the Company incurred a significant amount of goodwill and substantial debt. The cost to amortize the goodwill and service the debt on an annual basis is considerable. Goodwill amortization expense as a result of the transaction is $2.4 million per year. Interest in the first year is expected to be $5.3 million. The Company expects continued sales growth and improving operating efficiencies to more than offset these amounts. Historical sales trends of the two companies support profit margin growth that the Company anticipates will more than offset increased costs resulting from the merger. However, no assurance can be given that these trends will continue.

                         LIQUIDITY AND CAPITAL RESOURCES

Cash used for operating activities was largely a result of paying down accrued expenses and accounts payable during the quarter. This is a traditional seasonal trend in the business. Cash required doubled in 2001 as a result of the merger. In addition, cash was used to build retail inventory. The seasonal inventory build in preparation for the summer selling season occurred earlier than the prior year due to scheduled equipment installations.

The Company used $672,000 for equipment purchases, 54% more than the same period a year earlier. This is a result of the increased capital requirements of a home and office distribution system that has more than doubled in size. The Company is also expanding and upgrading its production line for retail products that will continue the increased need for cash for capital resources into the second quarter of 2001.

The source for cash for the Company's operating and capital activities has been its line of credit with Webster Bank. During the quarter, the Company borrowed $2,175,000 from the line. Letters of credit totaling $373,690 secured by the line were also issued on the Company's behalf. As of January 31, 2001 the total obligation outstanding under this facility was $3,008,690. The line of credit has a limit of $5,000,000 and matures October 5, 2002. The Company expects that its cash on hand and the cash generated from its future operations combined with the commitment from the bank will provide sufficient capital for the next two fiscal years. However, no assurance can be given that this will be the case and that adequate financing at reasonable interest rates will be secured if more cash is needed either prior to or subsequent to the maturity of the line.

On November 1, 2000 the Company paid its obligation under its Series A Industrial Revenue Bond issue. Proceeds for the principal payment of $3,195,000 were applied from the Company's money market investment fund that was restricted for that use under the terms of the financing for the Crystal Rock merger. In addition, the Company repaid principal totaling $625,000 on its term note with Webster Bank during the quarter.

PART I - ITEM 3

            QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company's operations result primarily from changes in interest rates and commodity prices.

Interest Rate Risks - At January 31, 2001 the Company had approximately $25,000,000 of long term debt subject to variable interest rates. Under the loan and security agreement with Webster Bank the Company currently pays interest at a rate of LIBOR plus 1.75%. A hypothetical 100 basis increase in the LIBOR rate would result in an additional $250,000 of interest expense on an annualized basis. The Company uses interest rate "swap" agreements to curtail interest rate risk. On November 3, 2000, the Company entered into a swap agreement with Webster Bank to fix $8,000,000 of its long term debt at 8.32% interest for three years.

Commodity Price Risks

         PLastic - PET

         Although the Company has a three-year contract with its vendors that sets the purchase price of its PET bottles, the vendors are entitled to pass on to the Company any resin price increases. These prices are related to supply and demand market factors for PET and, to a lesser extent the price of petroleum, from where PET is derived. A hypothetical resin price increase of $.05 per pound would result in an approximate price increase per bottle of $.003 or, at current volume levels, $196,000 a year.

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

PART II - Other Information

ITEM 1 - Legal Proceedings

         None

ITEM 2 - Changes in Securities

         (a) As reported by the Company in its Annual Report on Form 10-K for fiscal year 1999, on October 1, 1999, the Company issued its $975,000 non-interest bearing Convertible Debenture due September 30, 2001 (the "Debenture") to Marcon Capital Corporation, now known as Middlebury Venture Partners ("Middlebury"). The transaction was exempt from registration under the Securities Act of 1933 as a private placement under Section 4(2) thereof. Middlebury is entitled to convert the Debenture into shares of the Company's Common Stock at a conversion price equal to 85% of the average closing price of the Common Stock during the 20 business days prior to conversion. If the Debenture is not sooner converted, it shall, subject to the satisfaction of various conditions, be automatically converted into Common Stock on the maturity date, September 30, 2001.

                  On January 26, 2001, Middlebury converted a face amount of $150,000 of the Debenture into 70,621 shares of the Company's Common Stock. The Debenture was converted at a price of $2.12 per share, or 85% of the average closing price during the relevant measurement period. The transaction was exempt from registration under the Securities Act of 1933 under Section 3(a)(9) thereof. The remaining outstanding face amount of the Debenture is $825,000.

         (b)      None

         (c)      None

ITEM 3 - Defaults upon Senior Securities

         None

ITEM 4 - Submission of Matters to a Vote of Security Holders

         None

ITEM 5 - Other Information

         None

ITEM 6 - Exhibits and Reports on Form 8-K

Exhibit

Number         Description


   2.1 Agreement and Plan of Merger and Contribution by and among Vermont Pure Holdings, Ltd., Crystal Rock Spring Water Company, VP Merger Parent, Inc. VP Acquisition Corp. and the stockholders named therein, dated as of May 5, 2000. (Incorporated by reference to Appendix A to the Form S-4 Registration Statement filed by Vermont Pure Holdings, Ltd., f/k/a VP Merger Parent, Inc., File No. 333-45226, on September 6, 2000 (the "S-4 Registration Statement").)

   2.2 Amendment to Agreement and Plan of Merger and Contribution by and among Vermont Pure Holdings, Ltd., Crystal Rock Spring Water Company, VP Merger Parent, Inc., VP Acquisition Corp., and the stockholders named therein, dated as of August 28, 2000. (Incorporated by reference to Exhibit 2.1 of the S-4 Registration Statement.)


   2.3 Amendment to Agreement and Plan of Merger and Contribution by and among Vermont Pure Holdings, Ltd., Crystal Rock Spring Water Company, VP Merger Parent, Inc., VP Acquisition Corp. and the stockholders named therein, dated as of September 20, 2000. (Incorporated by reference to Exhibit 2.2 of Form 8-K filed by Vermont Pure Holdings, Ltd., f/k/a VP Merger Parent, Inc., File No. 333-45226, on October 19, 2000 (the "Merger 8-K".)

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

  10.13        Lease of Building in Stamford,  Connecticut  from Henry E. Baker.
               (Incorporated   by  reference   to  Exhibit   10.23  of  the  S-4
               Registration Statement.)

  10.14 Loan and Security Agreement between the Company and Webster Bank dated October 5, 2000. 10.14 (Incorporated by reference to
               Exhibit 10.14 of Form 10-K filed January 29, 2001 for the Year Ended October 31, 2000.)

  10.15        Term Note from the Company to Webster Bank dated October 5, 2000.
               (Incorporated by reference to Exhibit 10.15 of Form 10-K filed January 29, 2001 for the Year Ended October 31, 2000.)

  10.16 Subordinated Note from the Company to Henry E. Baker dated October 5, 2000. (Incorporated 10.16 by reference to Exhibit
               10.16 of Form 10-K filed January 29, 2001 for the Year Ended October 31, 2000.)

  10.17 Subordinated Note from the Company to Joan Baker dated October 5, 2000. (Incorporated by 10.17 reference to Exhibit 10.17 of Form 10-K filed January 29, 2001 for the Year Ended October 31, 2000.)

  10.18 Subordinated Note from the Company to John B. Baker dated October 5, 2000. (Incorporated 10.18 by reference to Exhibit 10.18 of Form 10-K filed January 29, 2001 for the Year Ended October 31, 2000.)

  10.19 Subordinated Note from the Company to Peter K. Baker dated October 5, 2000. (Incorporated 10.19 by reference to Exhibit
               10.19 of Form 10-K filed January 29, 2001 for the Year Ended October 31, 2000.)

  10.20 Subordinated Note from the Company to Ross S. Rapaport, Trustee, dated October 5, 2000. (Incorporated by reference to Exhibit
               10.20 of Form 10-K filed January 29, 2001 for the Year Ended October 31, 2000.)

  10.21 Subordination and Pledge Agreement from Henry E. Baker to Webster Bank dated October 5,2000. (Incorporated by reference to Exhibit
               10.21 of Form 10-K filed January 29, 2001 for the Year Ended October 31, 2000.)

  10.22 Subordination and Pledge Agreement from Joan Baker to Webster Bank dated October 5,2000. (Incorporated by reference to Exhibit
               10.22 of Form 10-K filed January 29, 2001 for the Year Ended October 31, 2000.)

  10.23 Subordination and Pledge Agreement from John B. Baker to Webster Bank dated October 5, 2000. (Incorporated by reference to Exhibit
               10.23 of Form 10-K filed January 29, 2001 for the Year Ended October 31, 2000.)

  10.24 Subordination and Pledge Agreement from Peter K. Baker to Webster Bank dated October 5,2000. (Incorporated by reference to Exhibit
               10.24 of Form 10-K filed January 29, 2001 for the Year Ended October 31, 2000.)

  10.25 Subordination and Pledge Agreement from Ross S. Rapaport, Trustee, to Webster Bank dated October 5,2000. (Incorporated by reference to Exhibit 10.25 of Form 10-K filed January 29, 2001 for the Year Ended October 31, 2000.)

10.26          Agreement    between    Vermont    Pure    Springs,    Inc.   and
               Zuckerman-Honickman Inc. dated October 15, 1998. (Incorporated by reference to the S-4 Registration Statement.

10.27 Loan Purchase Agreement between Vermont Pure Holdings, Ltd. and Middlebury Venture Partners, Inc., dated September 30, 1999. (Incorporated by reference to Exhibit 10.26 to Form 10K for the Year Ended October 30,1999.


         *  Relates to compensation


Reports on Form 8-K  (None)

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:            March 19, 2001
                  Randolph, Vermont




                                       VERMONT PURE HOLDINGS, LTD.

                                       BY: /S/ BRUCE S. MACDONALD
                                         -----------------------
                                         Bruce S. MacDonald
                                         Vice President, Chief Financial Officer
                                         (Principal Accounting Officer and
                                         Principal Financial Officer)