Form 10-Q
period 2001-04-30
VERMONT PURE HOLDINGS LTD/DE
filed 2001-06-14
CIK 1123316

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended April 30, 2001
                          Commission File No. 333-45226

                           VERMONT PURE HOLDINGS, LTD.
             (Exact name of registrant as specified in its charter)

                  Delaware                                         03-0366218
       (State or other jurisdiction of                         (I.R.S. Employer
       incorporation or organization)                        Identification No.)

       Route 66; PO Box C; Randolph, VT             05060
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

                  Yes        X                                No
                      ---------------                            ------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                  Outstanding at
                  Class                                            June 8, 2001
                  -----                                           --------------

Common Stock, $.001 Par Value                                     20,385,836

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                                      INDEX
                                                                     Page Number
Part I - Financial Information

         Item 1.  Financial Statements

                    Consolidated Balance Sheets as of
                    April 30, 2001 (unaudited) and October 31, 2000           3

                    Consolidated  Statements of Operations  (unaudited)
                    for the Six Months and Three  Months  ended
                    April 30, 2001 and April 30, 2000                         4

                    Consolidated Statements of Cash Flow
                    (unaudited)for the Six Months ended
                    April 30, 2001 and April 30, 2000                         5

                    Notes to Consolidated Financial Statements
                   (unaudited)                                              6-7

         Item 2.    Management's  Discussion and Analysis
                    of Financial Condition and Results of Operations       8-14

         Item 3.    Quantitative and Qualitative Disclosures
                    About Market Risk                                        15

         Part II - Other Information                                      16-21

         Item 1.    Legal Proceedings                                        16

         Item 2.    Changes in Securities                                    16

         Item 3.    Defaults upon Senior Securities                          17

         Item 4.    Submission of Matters to a Vote of Security Holders      17

         Item 5.    Other Information                                        17

         Item 6.    Exhibits and Reports on Form 8-K                      18-21

         Signature                                                           22

               VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                                                                                  April 30,               October 31,
                                                                                    2001                     2000
                                                                              -----------------         ----------------
                                                                                 (unaudited)
                                  ASSETS
CURRENT ASSETS:
        Cash                                                                $          588,420        $       1,408,158
        Investments - Money Market Fund (restricted balance)                                 -                3,301,064
        Investments - Certificate of Deposit ($675,000 restricted balance)             975,000                  975,000
        Accounts receivable - net of allowance                                       7,197,569                6,725,810
        Inventory                                                                    3,167,233                2,778,535
        Current portion of deferred tax asset                                          798,000                  798,000
        Other current assets                                                         1,221,164                1,145,311
                                                                            -------------------       ------------------
          TOTAL CURRENT ASSETS                                                      13,947,386               17,131,878
                                                                            -------------------       ------------------
PROPERTY AND EQUIPMENT - net of accumulated depreciation                            21,192,543               21,052,513
                                                                            -------------------       ------------------
OTHER ASSETS:
        Intangible assets - net of accumulated amortization                         67,277,421               68,469,382
        Deferred tax asset                                                           3,756,000                3,756,000
        Other assets                                                                   343,020                  415,867
                                                                            -------------------       ------------------
          TOTAL OTHER ASSETS                                                        71,376,441               72,641,249
                                                                            -------------------       ------------------
TOTAL ASSETS                                                                $      106,516,370        $     110,825,640
                                                                            ===================       ==================


                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
        Accounts payable                                                    $        2,328,882        $       4,535,118
        Current portion of customer deposits                                           160,491                   50,525
        Accrued expenses                                                             2,405,640                2,738,930
        Current portion of long term debt                                            2,891,913                6,821,673
        Current portion of obligations under capital leases                              3,576                    9,064
                                                                            -------------------       ------------------
          TOTAL CURRENT LIABILITIES                                                  7,790,502               14,155,310

        Long term debt                                                              50,465,491               51,411,510
        Long term obligations under capital leases                                      19,496                   16,747
        Line of credit                                                               3,000,000                  460,000
        Customer deposits                                                            2,514,362                2,453,335
                                                                            -------------------       ------------------
          TOTAL LIABILITIES                                                         63,789,851               68,496,902
                                                                            -------------------       ------------------

CONTINGENCY

STOCKHOLDERS' EQUITY:
        Preferred stock - $.001 par value, 500,000
        authorized shares, none issued and outstanding                                              -                       -
        Common stock - $.001 par value, 50,000,000
        authorized shares, 20,315,414 issued and outstanding
        shares at April 30, 2001 and 20,217,774 at October 31, 2000                     20,315                   20,218
        Paid in capital                                                             54,548,920               54,249,016
        Accumulated deficit                                                        (11,842,716)             (11,940,496)

                                                                            -------------------       ------------------
          TOTAL STOCKHOLDERS' EQUITY                                                42,726,519               42,328,738
                                                                            -------------------       ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $      106,516,370        $     110,825,640
                                                                            ===================       ==================

                 See notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                       Three months ended                  Six months ended
                                                             -------------------------------------  --------------------------------
                                                                   April 30,          April 30,        April 30,         April 30,
                                                                     2001               2000             2001              2000
                                                             -------------------   ---------------  ---------------    -------------
SALES                                                        $       15,546,433     $   8,224,666   $  29,765,157    $ 14,648,435

COST OF GOODS SOLD                                                    6,927,765         3,255,754      13,155,030       5,544,124
                                                             -------------------    ---------------  --------------   -------------
GROSS PROFIT                                                          8,618,668         4,968,912      16,610,127       9,104,311
                                                             -------------------    ---------------  --------------   -------------
OPERATING EXPENSES:
          Selling, general and
            administrative expenses                                   5,847,825         3,805,661      11,262,856       7,350,293
          Advertising expenses                                          748,300           621,567       1,326,360       1,131,028
          Amortization                                                  634,868           174,702       1,269,312         341,336
                                                             -------------------    ---------------  --------------   -------------
TOTAL OPERATING EXPENSES                                              7,230,993         4,601,930      13,858,528       8,822,657
                                                             -------------------    ---------------  --------------   -------------
INCOME FROM OPERATIONS                                                1,387,675           366,982       2,751,599         281,654
                                                             -------------------    ---------------  --------------   -------------
OTHER INCOME (EXPENSE):
          Interest                                                   (1,318,429)         (455,562)     (2,662,036)       (734,274)
          Miscellaneous                                                   4,716                 -           8,216         272,886
                                                             -------------------    ---------------  --------------   -------------
TOTAL OTHER EXPENSE                                                  (1,313,713)         (455,562)     (2,653,820)       (461,388)
                                                             -------------------    ---------------  --------------   -------------
NET INCOME (LOSS)                                            $           73,962     $     (88,580)  $      97,779    $   (179,734)
                                                             -------------------    ---------------  --------------   -------------
NET INCOME (LOSS) PER SHARE - BASIC                          $             0.00     $       (0.01)  $        0.00    $      (0.02)
                                                             ===================    ===============  ==============   =============
NET INCOME (LOSS) PER SHARE - DILUTED                        $             0.00     $       (0.01)  $        0.00    $      (0.02)
                                                             ===================    ===============  ==============   =============
Weighted Average Shares Used in Computation - Basic                  20,280,204        10,289,758      20,223,989      10,289,758
                                                             ===================    ===============  ==============   =============
Weighted Average Shares Used in Computation - Diluted                20,329,934        10,289,758      20,290,250      10,289,758
                                                             ===================    ===============  ==============   =============

                 See notes to consolidated financial statements

                       VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       (UNAUDITED)

                                                                                                 Six months ended
                                                                                          --------------------------------
                                                                                            April 30,        April 30,
                                                                                               2001             2000
                                                                                          ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income/(loss)                                                                      $     97,779    $    (179,734)
     Adjustments to reconcile net income (loss) to net cash used in operating activities:


       Depreciation                                                                            1,731,841          909,700
       Amortization                                                                            1,269,312          341,336
       Gain on settlement of note receivable                                                           -         (295,000)
       (Gain) Loss on disposal of property and equipment                                          (8,216)         (84,512)

     Changes in assets and liabilities (net of effect of acquisitions):
       Increase in accounts receivable                                                          (471,759)        (549,285)
       Increase in inventory                                                                    (388,699)         (90,902)
       Increase in other current assets                                                          (75,853)      (3,026,377)
       Decrease (Increase) in other  assets                                                       60,498         (871,011)
       Decrease in accounts payable                                                           (2,206,236)        (613,365)
       Increase in customer deposits                                                             170,995          103,119
       (Decrease)  Increase in accrued expenses                                                 (311,443)         933,409
                                                                                          ---------------  ---------------
NET CASH USED IN OPERATING ACTIVITIES                                                           (131,781)      (3,422,622)
                                                                                          ---------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property, plant and equipment                                                (1,843,502)      (3,556,032)
     Proceeds from sale of money market investment                                             3,301,064                -
     Proceeds from sale of fixed assets                                                           13,000           92,310
     Collection of note receivable                                                                     -        1,270,000
     Cash used for acquisitions - net of cash acquired                                          (120,000)        (219,283)
                                                                                          ---------------  ---------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                                      1,350,562       (2,413,005)
                                                                                          ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds of line of credit                                                                3,040,000        3,060,208
     Proceeds from debt                                                                                -        4,254,422
     Payments made to line of credit                                                            (500,000)               -
     Principal payments of debt                                                               (4,578,518)        (283,259)
                                                                                          ---------------  ---------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                           (2,038,518)       7,031,371
                                                                                          ---------------  ---------------
NET (DECREASE) INCREASE  IN CASH                                                                (819,737)       1,195,744

CASH - Beginning of year                                                                       1,408,158          367,018
                                                                                          ---------------  ---------------
CASH  - End of period                                                                     $      588,420   $    1,562,762
                                                                                          ===============  ===============
Cash paid for interest                                                                    $    2,213,544   $      509,274
                                                                                          ===============  ===============
NON-CASH FINANCING AND INVESTING ACTIVITIES:
     Equipment acquired under capital leases                                              $            -   $      102,202
                                                                                          ===============  ===============
     Debt converted to common stock                                                       $      300,000   $            -
                                                                                          ===============  ===============

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

         b)    Line of Credit

               During the six months ending April 30, 2001 the Company borrowed a net amount of $2,450,000 from its working capital line of credit with the Webster Bank. As of April 30, 2001 the total obligation outstanding under this facility was $3,000,000. The line of credit has a limit of $5,000,000 and matures on October 5, 2002. In addition, letters of credit totaling $373,690 secured by the line were issued on the Company's behalf further reducing the availability of the line by that amount.

         c)    Debt Conversion to Stock

               During the six months ending April 30, 2001, 141,043 shares of the Companys common stock were issued in conjunction with conversion of $300,000 of an outstanding convertible debenture. The original face amount of the debenture is $975,000. As of April 30, 2001, the conversion leaves $675,000 to be converted by October 2001.

3.       CONTINGENCY

     On July 27, 2000 the Company filed a lawsuit in Vermont Federal Court against Descartes Systems/Endgame Solutions for non-performance of the professional services agreement between the two companies. In the suit Vermont Pure alleges that vendor did not adequately perform the services rendered in connection with approximately $500,000 of unpaid billings. Descartes filed a motion to dismiss the case based on the premise the Vermont Federal Court is not the proper jurisdiction and that the case should be arbitrated in Ontario, Canada.

     In an order dated April 11, 2001, the District Court granted DesCartes' Motion to Dismiss the case. The Company has filed an appeal to the United States Court of Appeals for the Second Circuit.

PART I - Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto as filed in the Company's Annual Report on Form 10-K for the year ended October 31, 2000.

                           Forward-Looking Statements

When used in the Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, the words or phrases "will likely result" and "the Company expects," "will continue," "is anticipated," "estimated,"
"project,"  or  "outlook"  or  similar  expressions  are  intended  to  identify
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Among these risks are water supply and bottling capacity constraints in the face of significant growth, dependence on outside distributors, reliance on commodity price fluctuations as they influence raw material pricing, and exposure to fluctuating interest rates coupled with the Company's ability to meet its debt obligations. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

                             Results of Operations

The Company completed a merger with Crystal Rock Spring Water Company in October 2000. This transaction had a significant impact on nearly all of the Company's quantitative results. For comparison purposes only, the tables for the respective reporting periods set forth,

     (1) the fiscal year 2000 consolidated condensed unaudited operating results for Vermont Pure Holdings, Ltd.,

     (2) the fiscal year 2000 consolidated condensed unaudited operating results for Crystal Rock Spring Water Company,

     (3) adjustments consistent with the pro forma financial statements presented in the Company's Proxy Statement/Prospectus dated September 8, 2000 with respect to the transaction ("the merger proxy"), as if the merger had occurred on October 31, 1999, and

     (4) the "Combined" totals of (1), (2) and (3).

The tables also set forth,

     (5) the fiscal year 2001 consolidated condensed unaudited operating results for Vermont Pure Holdings, Ltd.

Although they are derived from the financial statements of the Company and Crystal Rock, the figures in the tables, including without limitation the " Pro Forma Combined" column, are not, and should not be considered to be, financial statements prepared in accordance with generally accepted accounting principles, nor are they necessarily indicative of future results. The table is intended solely to provide a basis for a more meaningful comparison of the consolidated unaudited financial information with the combined unaudited operating results for the Company for the respective reporting periods in fiscal year 2000. Certain expenses have been reclassified from operating expense to cost of goods sold from the Company's operating statement of a year ago to provide consistency between the two companies and comparison to 2001.

For the Three Months Ending April 30, 2001 (Second Quarter):


(000's of $)                            (1)             (2)             (3)               (4)               (5)

                                   Three Months     Three Months                     Three Months      Three Months
                                      Ending           Ending                           Ending            Ending
                                     April 30,       April 30,                      April 30, 2000     Apr. 30, 2001
                                       2000             2000         Pro Forma      FY00 Pro Forma         FY01
                                   Vermont Pure     Crystal Rock    Adjustments        Combined        Consolidated
                                  ---------------- --------------- --------------- ------------------ ----------------
Sales                                $ 8,224          $ 6,340          $               $ 14,564            $ 15,546
Cost of Goods Sold                     3,872            2,455              4              6,331               6,927
                                     -------          -------          ------          --------            --------
Gross Margin                           4,352            3,885             (4)             8,233               8,619
Operating Expenses                     3,985            2,746             332             7,063               7,231
                                     -------          -------          ------          --------            --------
Income (Loss) from Operations            367            1,139           (336)             1,170               1,388
Interest Expense                         455               80             818             1,353               1,318
Other (Income) Expense                     -              (20)              -               (20)                 (4)
                                     -------          -------          ------          --------            --------
Income (Loss) before Taxes              (88)            1,079         (1,154)             (163)                  74


Provision for Income Taxes                -               448           (294)              154                    0
                                     -------          -------          ------          --------            --------
Net Income (Loss)                     $ (88)            $ 631          $(860)           $ (317)               $  74


Sales - Sales  for the  second  quarter  of fiscal  year  2001 were  $15,546,000
compared  to  $14,564,000   for  the  pro  forma   combined   companies  in  the
corresponding period of 2000, an increase of $982,000, or 7%.

Sales for the home and office category for the second quarter of fiscal 2001 were $11,319,000 compared to the combined total of $10,861,000 for the corresponding period of fiscal year 2000, an increase of $458,000 or 4%. The increase in sales is attributable to market growth - a growth rate consistent with current trends in this industry category. Of the total home and office category sales for the quarter, water sales totaled $5,204,000, an increase of 4% over the combined total for the same period a year ago; coffee and other products were $4,137,000, an increase of 3% over the combined total for the same period a year ago; and cooler rentals were $1,978,000, an increase of 7% over the combined total for same period a year ago.

Sales for retail-size products for the second quarter of fiscal 2001 were $4,227,000 compared to a combined total of $3,703,000 for the corresponding period of fiscal year 2000, an increase of $524,000 or 14%. For the second quarter of the year, sales of Private Label brands increased 82%. Sales of

Vermont Pure and Hidden Spring brands decreased 4% and 10%, respectively. The decrease in sales of Vermont Pure and Hidden Spring for the period is reflective of increasing competitive pressures in the branded market and well as softening of the retail market, in general. Growth of private label brands reflects both new account acquisitions and market share gains in the established customer base during the period. During the quarter, the Company announced that it had finalized multi-year packing arrangements with and started supplying two major supermarket chains in the Northeast, Hannaford Brothers and the Ahold Group (Stop & Shop, Tops, Giant, Finast). For the quarter, private label sales accounted for 38% of this category. Average selling prices of retail-size products for the three months ending January 31, 2001 increased 1% from corresponding period the previous year.

Cost of Goods Sold/Gross Profit - For the second quarter of fiscal 2001, Cost of Goods Sold was $6,927,000 compared to the pro forma combined total of $6,331,000 for the same period in fiscal 2000. Gross Profit for the first quarter was $8,619,000, or 55% of sales, compared to the pro forma combined total of $8,233,000, or 57% of sales, for the corresponding period a year ago. Gross profit increased as result of higher sales. In addition, average selling prices for retail size products, which have been decreasing over the past few years, have stabilized. The decrease in gross margin as a percentage of sales is largely reflective of a temporary disruption in the bottling process as a result of capital improvements made during the quarter. These changes were made to expand and improve packaging for retail size packages and are expected to positively effect future periods.

Operating Expenses - For the second quarter of fiscal year 2001 total operating expenses were $7,231,000 compared to the pro forma combined total for the corresponding period in fiscal year 2000 of $7,063,000, an increase of $168,000. Selling, general and administrative expenses increased $247,000, or 3%, for the quarter compared to the pro forma combined total for corresponding period a year ago. The increase was primarily due to expenses required to accommodate the growth in sales. The percentage increase of these expenses was less than half of the growth rate of sales for the quarter. This was a result of operating synergies derived from merging overlapping distribution infrastructure, consolidation of administrative personnel, and improved economies of scale in certain administrative costs such as insurance and employee benefits. Advertising and promotional expense decreased $56,000, or 7%, during the second quarter of 2001 compared to the combined total for the corresponding period a year earlier. For retail size packages, the aggregate per case expense for advertising and promotion increased slightly to $1.08 in the second quarter of 2001 from $1.05 comparable period the prior year. Costs decreased in the home and office delivery category as a result of elimination of duplicate advertising in the same markets after the merger. For the second quarter of fiscal year 2001, amortization decreased $23,000 to $636,000 from the pro forma combined total of $659,000 for the same period a year ago. Amortization decreased because certain intangibles from prior small acquisitions were fully amortized prior to the second quarter of fiscal year 2001.

Income from Operations - Income from operations for the second quarter of fiscal 2001 was $1,388,000 as compared to pro forma combined total of $1,170,000 for the corresponding period last year, an improvement of $218,000. The increased income is a result of sales growth and cost savings derived from combining the two companies.

Other Income/Expense - On a pro forma basis, net interest expense decreased $35,000 to $1,318,000 in the second quarter of fiscal 2001 from the pro forma combined total of $1,353,000 in the second quarter of fiscal year 2000. The decrease in interest expense was a result of lower actual interest rates than those assumed in the pro forma results. This was partially offset by slightly higher borrowing than expected to fund the Company's operations after the merger.

Net Income/Loss - On a pro forma basis, the Company's net income for the second quarter of fiscal year 2001 was $74,000 compared to a pro forma combined net loss of $317,000 for the corresponding period last year. The improvement of $391,000 is attributable to the increased sales and the Company's ability to implement cost savings as a result of the combination.

For the Six Months Ending April 30, 2001 (First Half):


(000's of $)                            (1)             (2)             (3)               (4)               (5)

                                    Six Months       Six Months                    Six Months Ending    Six Months
                                      Ending           Ending                                             Ending
                                     April 30,       April 30,                      April 30, 2000     Apr. 30, 2001
                                       2000             2000         Pro Forma      FY00 Pro Forma         FY01
                                   Vermont Pure     Crystal Rock    Adjustments        Combined        Consolidated
                                  ---------------- --------------- --------------- ------------------ ----------------

Sales                               $ 14,648         $ 12,426       $      -           $ 27,074            $ 29,765

Cost of Goods Sold                     6,792            4,762              8             11,562              13,155
                                    --------         --------      ----------         ---------             -------
Gross Margin                           7,856            7,664             (8)            15,512              16,610

Operating Expenses                     7,574            5,583            649             13,806              13,858
                                    --------         --------      ----------         ---------             -------


Income (Loss) from Operations            282            2,081           (657)             1,706               2,752

Interest Expense                         734              168           1714              2,616               2,662


Other (Income) Expense                  (273)            (20)              -               (293)                 (8)
                                    --------         --------      ----------         ---------             -------
Income (Loss) before Taxes             (179)            1,933         (2,371)             (617)                  98


Provision for Income Taxes                -               802           (588)              214                   0
                                    --------         --------      ----------         ---------             -------
Net Income (Loss)                    $ (179)           $1,131        $(1,783)           $ (831)               $  98


Sales - Sales for the six months ending April 30, 2001 were $29,765,000 compared to $27,074,000 for the pro forma combined companies in the corresponding period of 2000, an increase of $1,709,000, or 10%.

Sales for the home and office category for the first six months of fiscal 2001 were $22,550,000 compared to the combined total of $21,052,000 for the corresponding period of fiscal year 2000, an increase of $1,498,000 or 7%. The increase in sales is attributable to market growth and market share gains in core markets. Of the total home and office category sales for the six month period, water sales totaled $10,128,000, a 6% increase from the combined total for the same period a year ago; coffee and other products were $8,472,000, an increase of 8% over the combined total for the same period a year ago; and equipment rentals were $3,950,000, an increase of 7% over the combined total for same period a year ago.

Sales for retail-size products for the six months ending April 30, 2001 were $7,215,000 compared to a combined total of $6,022,000 for the corresponding period of fiscal year 2000, an increase of $1,193,000 or 20%. Sales of the Vermont Pure and Private Label brands for the period increased 11% and 65%, respectively and the Hidden Spring brand decreased by 6%. The increase in the

Vermont Pure brand was attributable to market expansion and maturing distributor relationships in established markets. The decrease of the Hidden Spring brand is indicative of activity in mature markets during the seasonal off peak selling season. Growth of private label brands reflects both new account acquisitions and market share gains in the established customer base during the period. For the period, private label sales accounted for 35% of this category. After falling steadily due to competitive conditions, pricing for this line of products has stabilized in the current year. Average selling prices of retail-size products for the six months ending April 30, 2001 decreased 1% from corresponding period the previous year.

Cost of Goods Sold/Gross Profit - For the six months ending April 30, 2001, Cost of Goods Sold was $13,155,000 compared to the pro forma combined total of $11,562,000 for the same period in fiscal 2000. Gross Profit for the period was $16,610,000, or 56% of sales, compared to the pro forma combined total of $15,512,000, or 57% of sales, for the corresponding period a year ago. Gross profit increased as result of higher sales. The decrease in gross margin as percentage of sales reflects a higher percentage of retail packages in the sales mix. For the six months ending April 30, 2001 retail sales were 32% of sales versus 29% for the same period a year ago. Sales of retail-size products are characterized by a lower gross margin return than the home and office category. In addition, gross margin percentage for the period was negatively impacted by a temporary disruption in the bottling process. As discussed in the merger proxy and the Company's most recent Form 10-K, management expects to reduce cost of goods, as a percentage of sales, through increased purchasing power as a result of the merger and redesigning and reconfiguring its packaging to be less costly and more efficient. Although the Company is on schedule with many of these plans, no assurance can be given that it will be successful in improving gross profit margins.

Operating Expenses - For the six months ending April 30, 2001, operating expenses totaled $13,858,000 compared to the pro forma combined total of $13,806,000 for the corresponding period in fiscal year 2000, a increase of $52,000. Selling, general and administrative expenses increased by $168,000, or 2%, for the first six months of fiscal 2001 compared to the pro forma combined total for the corresponding period a year ago. The increase was primarily due to expenses required to accommodate the growth in sales. The percentage increase of these expenses was less than half of the growth rate of sales for the period. This was a result of operating synergies derived from merging overlapping distribution infrastructure, consolidation of administrative personnel, and improved economies of scale in certain administrative costs such as insurance and employee benefits. As of April 30, 2001, management had not completely implemented its consolidation plan outlined in the notes to the pro forma financial statements of the merger proxy. Although the Company is still on schedule to achieve these savings, no assurance can be given that they will be achieved.

Advertising and promotional expense decreased $90,000, or 6%, during the six months ended April 30, 2001 compared to the combined total for the corresponding period a year earlier. Costs decreased in the home and office delivery category as a result of elimination of duplicate advertising in the same markets after the merger. The Company's advertising and promotion is predominantly associated with the sales of the retail-size packages. The Company's aggregate per case expense for advertising and promotion decreased 22% in the first six months of 2001 from the comparable period the prior year. The pricing environment for these products has changed such that the Company's distributors seek price discounts instead of advertising and promotion support. As a result, these costs have declined steadily, in conjunction with average selling prices, over the last several years. However, the Company anticipates that it will have to continue to spend significant amounts for promotion and advertising to stay competitive in the future.

For the six months ending April 30, 2001, amortization decreased $26,000 to $1,270,000 from the pro forma combined total of $1,296,000 for the same period a year ago. Amortization decreased because certain intangibles from prior small acquisitions were fully amortized prior to the first half of fiscal year 2001.

Income from Operations - Income from operations for the first six months of fiscal 2001 was $2,752,000 as compared to pro forma combined total of $1,706,000 for the corresponding period last year, an increase of $1,046,000. The increased income is a result of sales growth and cost savings derived from combining the two companies.

Other Income/Expense - On a pro forma basis, net interest expense increased $46,000 to $2,662,000 in the first quarter of fiscal 2001 from the pro forma combined total of $2,616,000 in the first six months of fiscal year 2000. The increase in interest expense was a result of slightly higher borrowing than expected to fund the Company's operations after the merger this was partially offset by lower than expected interest rates in the second quarter of fiscal 2001.

Net Income/Loss - On a pro forma basis, the Company's net income for the first six months of fiscal year 2001 was $98,000 compared to a pro forma combined net loss of $831,000 for the corresponding period last year. The improvement of $929,000 is attributable to the increased sales and the Company's ability to implement cost savings as a result of the combination.

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

                         Liquidity and Capital Resources

During the six months ending April 30, 2001, the Company used cash to fund the seasonal increase in its accounts receivable and inventory, pay down accounts payable and accrued expenses, and provide the necessary capital expansion to grow the business.

Cash used for operating activities was largely a result of paying down accrued expenses and accounts payable during the period. Although cash was used to fund the more seasonal retail business, the Company has also used cash to take advantage of pricing opportunities and enhance vendor relationships. An increase in accounts receivable in the first six months of the fiscal year is reflective of the seasonal up turn in sales in the second quarter. Also, limited production capacity requires that the Company build inventory for its seasonal increase in the second half of the year. Consequently, the Company's inventory peaks in the second quarter in order to have sufficient product availability to supply demand in the summer.

The Company used $1,050,000 for the purchase of bottles, racks, dispensing equipment, and vehicles to satisfy the increased capital requirements of a home and office distribution system that has more than doubled in size over the last year. The Company expanded and upgraded its production line for retail products during the second quarter of 2001. These capital improvements will provide more packaging options and increase production efficiency and product quality in the future. It continues to review options to increase production capacity in the future.

The source for the cash used for the Company's operating and capital activities during the first half of the fiscal year was the line of credit provided Webster Bank. During the six-month period, the Company had net borrowings totaling $2,540,000 from the line. As of April 30, 2001 the total obligation outstanding under this facility was $3,000,000. The line of credit has a limit of $5,000,000 and matures October 5, 2002. In addition, letters of credit totaling $373,690 secured by the line were issued on the Company's behalf further reducing the availability of the line by that amount. The Company expects that its cash on hand and the cash generated from its future operations combined with the commitment from the bank will provide sufficient capital for the next two fiscal years. However, no assurance can be given that this will be the case and that adequate financing at reasonable interest rates will be secured if more cash is needed either prior to or subsequent to the maturity of the line.

On November 1, 2000 the Company paid its obligation under its Series A Industrial Revenue Bond issue. Proceeds for the principal payment of $3,195,000 were applied from the Company's money market investment fund that was restricted for that use under the terms of the financing for the Crystal Rock merger. In addition, the Company repaid principal totaling $1,250,000 on its term note with Webster Bank during the first six months of its fiscal year.

PART I - Item 3

            QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company's operations result primarily from changes in interest rates and commodity prices.

Interest Rate Risks - At April 30, 2001 the Company had approximately $20,750,000 of long term debt subject to variable interest rates. Under the loan and security agreement with Webster Bank the Company currently pays interest at a rate of LIBOR plus 1.75%. A hypothetical 100 basis increase in the LIBOR rate would result in an additional $207,500 of interest expense on an annualized basis. The Company uses interest rate "swap" agreements to curtail interest rate risk. On November 3, 2000, the Company entered into a swap agreement with Webster Bank to fix $8,000,000 of its long term debt at 8.32% interest for three years. On April 2, 2001, the Company entered into a swap agreement with Webster Bank to fix an additional $4,000,000 of its long term debt at 7.03% interest for three years.

Commodity Price Risks

         Plastic - PET
     Although the Company has a three-year contract with its vendors that sets the purchase price of its PET bottles, the vendors are entitled to pass on to the Company any resin price increases. These prices are related to supply and demand market factors for PET and, to a lesser extent the price of petroleum, from where PET is derived. Over the last twelve months prices have fluctuated up and down within a $.10 per pound range. A hypothetical resin price increase of $.05 per pound would result in an approximate price increase per bottle of $.003 or, at current volume levels, $196,000 a year.

         Coffee
     The cost of the Company's coffee purchases are dictated by commodity prices. It enters into contracts to mitigate market fluctuation of these costs by fixing the price for certain periods. Currently it has fixed the price of its anticipated supply through December 31, 2001 and March 31, 2002 at "green" prices ranging from $.75-$.91 per pound. The Company is not insulated from price fluctuations beyond that date. It expects to enter into similar agreements prior to the expiration of the current contracts to continue to fix the price of its supply. However, the prices in future contracts are presently unknown. At existing sales levels, an increase in pricing of $.10 per pound would result in approximately $100,000 of additional cost annually to the Company if it had not fixed its pricing. In this case, competitors that had fixed pricing might have a competitive advantage.

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

     On July 27, 2000, the Company filed a lawsuit against Descartes and an affiliate of Descartes entitled Vermont Pure Holdings, Ltd. v. Descartes Systems Group, Inc. and Endgame Systems, Inc. f/k/a DSD Solutions, Inc., in the United States District Court for the District of Vermont. The action is docketed as Civil Action No. 2:00-CV-269. The Company has sought monetary damages against Descartes and Endgame in an amount exceeding $100,000 for the Company's losses associated with failures of the systems and services provided by the defendants. In addition, the Company has sought a Declaratory Judgment invalidating the defendant's demand for payments in the amount of $411,841.10.

     The defendants filed a motion in response to the suit to dismiss it based on the premise that federal court is not the proper jurisdiction and the case should be arbitrated in Ontario, Canada. In an order dated April 11, 2001, the District Court granted DesCartes' Motion to Dismiss the case. The Company has filed an appeal to the United States Court of Appeals for the Second Circuit. The Company intends to vigorously prosecute its claim either through litigation in the United States Federal Courts, or, if such litigation may not proceed, then through the arbitration process that DesCartes claims applies to the contract.

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

               On March 12, 2001, Middlebury converted a face amount of $150,000 of the Debenture into 70,422 shares of the Company's Common Stock. The Debenture was converted at a price of $2.13 per share, or 85% of the average closing price during the relevant measurement period. The transaction was exempt from registration under the Securities Act of 1933 under Section 3(a)(9) thereof. The remaining outstanding face amount of the Debenture is $675,000.

         (b)      None

         (c)      None

Item 3 - Defaults upon Senior Securities

                  None

Item 4 - Submission of Matters to a Vote of Security Holders


         On March 27, 2001, the Company held its annual shareholders meeting at 1:30 p.m. at the American Stock Exchange in New York City. There was one matter of business requiring a shareholder vote, election of directors.

         A total of 18,707,568 votes were cast and the following directors were elected to one year terms with the corresponding vote tally:

                                                             Withhold
                                       For                   Authority

         Timothy G. Fallon          18,606,194               101,374
         Henry E. Baker             18,649,817                57,751
         Peter K. Baker             18,606,081               101,487
         Phillip Davidowitz         18,675,845                31,723
         Robert C. Getchell         18,676,945                30,623
         Carol R. Lintz             18,676,945                30,623
         David R. Preston           18,676,745                30,823
         Ross S. Rapaport           18,676,745                30,823
         Norman E. Rickard          18,676,645                30,923
         Beat Schlagenhauf          18,676,945                30,623

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

  3.2 Certificate of Amendment of Certificate of Incorporation of the Company filed October 5, 2000. (Incorporated by reference to
               Exhibit 4.2 of the Merger 8-K.)

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

 10.16 Subordinated Note from the Company to Henry E. Baker dated October 5, 2000. (Incorporated by reference to Exhibit 10.16 of Form 10-K filed January 29, 2001 for the Year Ended October 31, 2000.)

 10.17 Subordinated Note from the Company to Joan Baker dated October 5, 2000. (Incorporated by reference to Exhibit 10.17 of Form 10-K filed January 29, 2001 for the Year Ended October 31, 2000.)

 10.18 Subordinated Note from the Company to John B. Baker dated October 5, 2000. (Incorporated by reference to Exhibit 10.18 of Form 10-K filed January 29, 2001 for the Year Ended October 31, 2000.)

 10.19 Subordinated Note from the Company to Peter K. Baker dated October 5, 2000. (Incorporated by reference to Exhibit 10.19 of Form 10-K filed January 29, 2001 for the Year Ended October 31, 2000.)

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




Dated:            June 14, 2001
                  Randolph, Vermont




                             VERMONT PURE HOLDINGS, LTD.

                             By: /s/ Bruce S. MacDonald
                                     -------------------------
                                     Bruce S. MacDonald
                                     Vice President, Chief Financial Officer
                                     (Principal Accounting Officer and Principal
                                     Financial Officer)