Form 10-Q
period 2001-07-31
VERMONT PURE HOLDINGS LTD/DE
filed 2001-09-14
CIK 1123316

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended July 31, 2001
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

                  Yes        X                                No
                      ---------------                            ------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                Outstanding at
                  Class                                        September 7, 2001
                  -----                                      -------------------

Common Stock, $.001 Par Value                                     20,668,338

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                                      INDEX
                                                                     Page Number
Part I - Financial Information

         Item 1.  Financial Statements

                     Consolidated Balance Sheets as of
                     July 31, 2001 (unaudited) and
                     October 31, 2000                                      3

                     Consolidated Statements of Operations
                     and Comprehensive Income (unaudited) for
                     the Nine Months and Three Months ended
                     July 31, 2001 and 2000                                4

                     Consolidated Statements of Cash Flows
                     (unaudited) for the Nine Months ended
                     July 31, 2001 and 2000                                5

                     Notes to Consolidated Financial Statements
                     (unaudited)                                           6-8

         Item 2.     Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                            9-16

         Item 3.     Quantitative and Qualitative Disclosures
                     About Market Risk                                     17

         Part II - Other Information                                       18-23

         Item 1.     Legal Proceedings

         Item 2.     Changes in Securities

         Item 3.     Defaults upon Senior Securities

         Item 4.     Submission of Matters to a Vote of Security Holders

         Item 5.     Other Information

         Item 6.     Exhibits and Reports on Form 8-K

         Signature                                                         24

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                  July 31,                October 31,
                                                                                    2001                     2000
                                                                              -----------------         ----------------
                                                                                 (unaudited)
                                  ASSETS
CURRENT ASSETS:
        Cash                                                                $        1,061,190        $       1,408,158
        Investments - Money Market Fund                                                725,000                3,301,064
        Investments - Certificate of Deposit (restricted balance)                      250,000                  975,000
        Accounts receivable - net of allowance                                       8,307,925                6,725,810
        Inventory                                                                    2,989,903                2,778,535
        Current portion of deferred tax asset                                          798,000                  798,000
        Other current assets                                                         1,337,917                1,145,311
                                                                            -------------------       ------------------
          TOTAL CURRENT ASSETS                                                      15,469,935               17,131,878
                                                                            -------------------       ------------------
PROPERTY AND EQUIPMENT - net of accumulated depreciation                            21,226,824               21,052,513
                                                                            -------------------       ------------------
OTHER ASSETS:
        Intangible assets - net of accumulated amortization                         66,649,826               68,469,382
        Deferred tax asset                                                           3,756,000                3,756,000
        Other assets                                                                   592,272                  415,867
                                                                            -------------------       ------------------
          TOTAL OTHER ASSETS                                                        70,998,098               72,641,249
                                                                            -------------------       ------------------
TOTAL ASSETS                                                                $      107,694,857        $     110,825,640
                                                                            ===================       ==================
                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
        Accounts payable                                                    $        3,481,706        $       4,535,118
        Current portion of customer deposits                                           169,836                   50,525
        Accrued expenses                                                             2,386,082                2,738,930
        Current portion of long term debt                                            3,541,910                6,821,673
        Current portion of obligations under capital leases                                  -                    9,064
                                                                            -------------------       ------------------
          TOTAL CURRENT LIABILITIES                                                  9,579,534               14,155,310

        Long term debt                                                              49,260,223               51,411,510
        Long term obligations under capital leases                                           -                   16,747
        Line of credit                                                               2,200,000                  460,000
        Customer deposits                                                            2,660,764                2,453,335
                                                                            -------------------       ------------------
          TOTAL LIABILITIES                                                         63,700,521               68,496,902
                                                                            -------------------       ------------------

CONTINGENCIES

STOCKHOLDERS' EQUITY:
        Preferred stock - $.001 par value, 500,000
        authorized shares, none issued and outstanding                                       -                        -
        Common stock - $.001 par value, 50,000,000
        authorized shares, 20,668,338 issued and outstanding
        shares at July 31, 2001 and 20,217,774 at October 31, 2000                      20,668                   20,218
        Paid in capital                                                             55,312,698               54,249,016
        Accumulated deficit                                                        (10,833,676)             (11,940,496)
        Other comprehensive loss                                                      (505,355)                       -

                                                                            -------------------       ------------------
          TOTAL STOCKHOLDERS' EQUITY                                                43,994,336               42,328,738
                                                                            -------------------       ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $      107,694,857        $     110,825,640
                                                                            ===================       ==================


                 See notes to consolidated financial statements

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS AND

                           COMPREHENSIVE INCOME (LOSS)



                                                           Three months ended July 31,              Nine months ended July 31,
                                                       -------------------------------------   -------------------------------------
                                                              2001                2000                2001                2000
                                                       -----------------    ----------------   -----------------   -----------------
                                                           (unaudited)         (unaudited)         (unaudited)         (unaudited)
SALES                                                  $     18,974,434      $   10,158,368    $     48,739,591     $    24,806,803

COST OF GOODS SOLD                                            8,488,534           4,675,045          21,643,564          10,219,169
                                                       -----------------    ----------------   -----------------   -----------------
GROSS PROFIT                                                 10,485,900           5,483,323          27,096,027          14,587,634
                                                       -----------------    ----------------   -----------------   -----------------
OPERATING EXPENSES:
          Selling, general and administrative expenses        6,453,774           4,062,463          17,716,632          11,412,755
          Advertising expenses                                1,142,665             851,867           2,469,025           1,982,896
          Amortization                                          636,594             185,073           1,905,905             526,409
                                                       -----------------    ----------------   -----------------   -----------------
TOTAL OPERATING EXPENSES                                      8,233,033           5,099,403          22,091,562          13,922,060
                                                       -----------------    ----------------   -----------------   -----------------
INCOME FROM OPERATIONS                                        2,252,867             383,920           5,004,465             665,574
                                                       -----------------    ----------------   -----------------   -----------------
OTHER INCOME (EXPENSE):
          Interest                                           (1,241,445)           (442,505)         (3,903,481)         (1,176,779)
          Miscellaneous                                          (2,380)                  -               5,836             272,887
                                                       -----------------    ----------------   -----------------   -----------------
TOTAL OTHER EXPENSE                                          (1,243,825)           (442,505)         (3,897,645)           (903,892)
                                                       -----------------    ----------------   -----------------   -----------------
NET INCOME (LOSS)                                      $      1,009,042     $       (58,585)   $      1,106,820    $       (238,318)
                                                       -----------------    ----------------   -----------------   -----------------
NET INCOME (LOSS) PER SHARE - BASIC                    $           0.05      $        (0.01)   $           0.05     $         (0.02)
                                                       =================    ================   =================   =================
NET INCOME (LOSS) PER SHARE - DILUTED                  $           0.05      $        (0.01)   $           0.05     $         (0.02)
                                                       =================    ================   =================   =================


Weighted Average Shares Used in Computation - Basic          20,516,477          10,290,591          20,307,411          10,290,036
                                                       =================    ================   =================   =================
Weighted Average Shares Used in Computation - Diluted        20,882,987          10,290,591          20,465,869          10,290,036
                                                       =================    ================   =================   =================

NET INCOME (LOSS)                                      $      1,009,042     $       (58,585)   $      1,106,820    $       (238,318)

OTHER COMPREHENSIVE INCOME (LOSS):
     Unrealized losses on derivatives designated as
     cash flow hedges.                                         (121,620)                  -            (505,355)                  -
                                                       -----------------    ----------------   -----------------   -----------------
COMPREHENSIVE INCOME (LOSS)                            $        887,422     $       (58,585)   $        601,465    $       (238,318)
                                                       -----------------    ----------------   -----------------   -----------------


                 See notes to consolidated financial statements

                   VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                        Nine months ended July 31,
                                                                                                    --------------------------------
                                                                                                         2001             2000
                                                                                                    ---------------  ---------------
                                                                                                      (unaudited)      (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income/(loss)                                                                                  $1,106,820        $(238,319)
     Adjustments to reconcile net income (loss) to net cash provided by
       (used in) operating activities:
       Depreciation                                                                                      2,670,509        1,381,523
       Amortization                                                                                      1,905,905          526,409
       Gain on settlement of note receivable                                                                     -         (295,000)
       Loss (Gain) on disposal of property and equipment                                                    56,962          (67,637)

     Changes in assets and liabilities (net of effect of acquisitions):
       Increase in accounts receivable                                                                  (1,582,115)      (1,082,684)
       (Increase) Decrease in inventory                                                                   (211,368)         709,238
       Increase in other current assets                                                                   (192,606)        (511,068)
       Increase in other  assets                                                                          (142,755)      (1,026,004)
       Decrease in accounts payable                                                                     (1,053,411)         (40,153)
       Increase in customer deposits                                                                       326,742          182,969
       (Decrease)  Increase in accrued expenses                                                           (331,000)         274,019
                                                                                                    ---------------  ---------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                                      2,553,683         (186,707)
                                                                                                    ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property, plant and equipment                                                          (2,955,329)      (2,261,856)
     Purchase of property, plant and equipment from bond financing                                               -       (2,390,395)
     Purchase of money market investment from bond                                                               -       (4,125,423)
     Proceeds from sale of money market investment                                                       3,301,064        2,390,395
     Proceeds from sale of fixed assets                                                                     31,700           92,310
     Collection of note receivable                                                                               -        1,270,000
     Cash used for acquisitions - net of cash acquired                                                    (120,000)        (263,983)
                                                                                                    ---------------  ---------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                                        257,435       (5,288,952)
                                                                                                    ---------------  ---------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from line of credit                                                                        3,240,000        2,559,208
     Proceeds from debt                                                                                          -        4,295,881
     Payments on line of credit                                                                         (1,500,000)               -
     Principal payments of debt                                                                         (5,237,217)        (475,718)
     Sale of common stock                                                                                  339,131           11,250
                                                                                                    ---------------  ---------------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                                     (3,158,086)       6,390,621
                                                                                                    ---------------  ---------------

NET (DECREASE) INCREASE  IN CASH                                                                          (346,968)         914,962

CASH - Beginning of year                                                                                 1,408,158          367,018
                                                                                                    ---------------  ---------------

CASH  - End of period                                                                                   $1,061,190      $ 1,281,980
                                                                                                    ===============  ===============

Cash paid for interest                                                                                  $3,467,987      $ 1,046,747
                                                                                                    ===============  ===============

NON-CASH FINANCING AND INVESTING ACTIVITIES:
     Equipment acquired under capital leases                                                            $        -      $   145,844
                                                                                                    ===============  ===============

     Debt converted to common stock                                                                     $  725,000      $         -
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

2.        RECENT ACCOUNTING PRONOUNCEMENTS

          In July 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No.142, "Goodwill and Other Intangible Assets." These standards become effective for fiscal years beginning after December 15, 2001. For the Company, that would be fiscal year 2003. However, the Company is considering early implementation for fiscal year 2002. With the adoption of SFAS No. 142, the Company would discontinue the periodic amortization of existing goodwill and test the remaining value of relevant intangible assets for possible impairment within six months, and periodically thereafter, based on the required valuation criteria. Based on the value of intangible assets as of July 31, 2001, application of non-amortization provisions would result in a reduction of expenses of $2.5 million in the first full fiscal year in which they are applied. The new pronouncements require business combinations after June 30, 2001 to be accounted for using the purchase method of accounting and outlines new criteria for purchase price allocation. Goodwill acquired after June 30, 2001 will not be amortized. No material transactions have been completed after June 30, 2001.

3.        INTEREST RATE HEDGE

          a) On April 2, 2001 and July 24, 2001, the Company entered into separate three year "swap" agreements with Webster Bank to fix a total of $8,000,000 ($4,000,000 each) of its senior debt with the bank. The agreement fixes the variable LIBOR rate portion of the debt at 5.28% and 5.00%, respectively. Under the Company's loan agreement with the bank, the current applicable margin is 1.75% resulting in a total fixed rate of 7.03% and 6.75% for each respective agreement for the contract period. The margin is subject to change based on the Company's performance as outlined in the loan agreement with Webster Bank.

          b) The Company adopted Statements of Accounting Standards (SFAS) No. 133 and No. 137 on November 1, 2001. The Company periodically executes interest rate swaps as part of its strategy to curtail its interest rate risk. Such instruments are considered hedges under SFAS No. 133 and 137. Moreover, since the instrument is intended to hedge against variable cash flows, it is considered a cash flow hedge. As a result, the change in the fair value of the derivative will be recognized as comprehensive income (loss) until the hedged item is recognized in earnings. Cumulatively, the fair value of the Company's three outstanding swaps decreased $121,620 and $505,355 for the three and nine months ending July 31, 2001, respectively.

4.        LONG TERM DEBT

          a) Bonds
          On November 1, 2000 the Company paid its obligation under its Series A Industrial Revenue Bond issue. Proceeds for the payment of $3,207,374 were obtained from the Company's money market investment fund that was restricted for that use under the terms of the financing for the Crystal Rock merger.

          b) Line of Credit
          During the nine months ending July 31, 2001 the Company borrowed, net of paydowns, $1,740,000 from its working capital line of credit with Webster Bank. As of July 31, 2001 the total obligation outstanding under this facility was $2,200,000. The line of credit has a limit of $5,000,000 and matures on October 5, 2002. In addition, letters of credit totaling $509,153 secured by the line were issued on the Company's behalf further reducing the availability of the line by that amount.

          c) Debt Conversion to Stock

          During the nine months ending July 31, 2001, 331,562 shares of the Company's common stock were issued in conjunction with conversion of $725,000 of an outstanding convertible debenture. The original face amount of the debenture is $975,000. As of July 31, 2001, the conversion leaves $250,000 to be converted by October 2001.

5.        CONTINGENCIES

          Legal - On July 27, 2000 the Company filed a lawsuit in Vermont Federal Court against Descartes Systems/Endgame Solutions for non-performance of the professional services agreement between the two companies. In the suit Vermont Pure alleges that vendor did not adequately perform the services rendered in connection with approximately $500,000 of unpaid billings. Descartes filed a motion to dismiss the case based on the premise the Vermont Federal Court is not the proper jurisdiction and that the case should be arbitrated in Ontario, Canada.

          In an order dated April 11, 2001, the District Court granted Descartes' Motion to Dismiss the case. Subsequently, the parties have agreed to arbitrate the matter in the state of Florida at a time and place uncertain.

          Capital Expansion - On June 26, 2001 the Company's Board of Directors approved a capital expenditure of $1,042,000 for a second production line at the Randolph, Vermont location. As of July 31, 2001 deposits totaling $275,000 had been paid on various related equipment. The second production line is expected to be operational in November 2001.

          Acquisition - The Company has signed a letter of intent and has given a deposit of $250,000 for the purchase of a business by its Home and Office delivery division. The purchase price will primarily be financed with additional debt and shares of the Company's common stock. Webster Bank has committed to providing the necessary financing, subject to certain conditions that the Company expects to meet. The transaction is scheduled to be completed on or about November 1, 2001.

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


For the Three Months Ending July 31, 2001 (Third Quarter):



(000's of $)                            (1)             (2)             (3)               (4)               (5)

Unaudited                          Three Months     Three Months                     Three Months      Three Months
                                      Ending           Ending                           Ending            Ending
                                  ---------------- --------------- --------------- ------------------ ----------------
                                     July 31,         July 31,                       July 31, 2000     July 31, 2001
                                  ---------------- --------------- --------------- ------------------ ----------------
                                       2000             2000         Pro Forma      FY00 Pro Forma         FY01
                                  ---------------- --------------- --------------- ------------------ ----------------
                                   Vermont Pure     Crystal Rock    Adjustments        Combined        Consolidated
--------------------------------- ---------------- --------------- --------------- ------------------ ----------------
Sales                               $ 10,158          $ 7,083                          $ 17,241            $ 18,974
--------------------------------- ---------------- --------------- --------------- ------------------ ----------------
Cost of Goods Sold                     5,245            3,146          $   4              8,395               8,489
                                    --------         --------          ------        ----------          ----------
--------------------------------- ---------------- --------------- --------------- ------------------ ----------------
Gross Profit                           4,913            3,937             (4)             8,846              10,485
--------------------------------- ---------------- --------------- --------------- ------------------ ----------------
Operating Expenses                     4,529            2,821             324             7,674               8,233
                                    --------         --------        --------        ----------          ----------
--------------------------------- ---------------- --------------- --------------- ------------------ ----------------
Income (Loss) from Operations            384            1,116           (328)             1,172               2,252
--------------------------------- ---------------- --------------- --------------- ------------------ ----------------
Interest Expense                         443               76             858             1,377               1,241
--------------------------------- ---------------- --------------- --------------- ------------------ ----------------
Other (Income) Expense                     -               (5)              -                (5)                 (2)
                                       ------             ----          ------              ----                 ---
--------------------------------- ---------------- --------------- --------------- ------------------ ----------------
Income (Loss) before Taxes              (59)            1,045         (1,186)             (200)               1,009
--------------------------------- ---------------- --------------- --------------- ------------------ ----------------
Provision for Income Taxes                -               434           (294)              140                    0
                                     ------           ---------      --------        ----------              -------
--------------------------------- ---------------- --------------- --------------- ------------------ ----------------
Net Income (Loss)                     $ (59)            $ 611          $(892)           $ (340)             $ 1,009
--------------------------------- ---------------- --------------- --------------- ------------------ ----------------

Sales - Sales  for the third  quarter  of  fiscal  year  2001  were  $18,974,000
compared  to  $17,241,000   for  the  pro  forma   combined   companies  in  the
corresponding period of 2000, an increase of $1,733,000, or 10%.

Sales for the home and office category for the third quarter of fiscal 2001 were $12,444,000 compared to the combined total of $11,747,000 for the corresponding period of fiscal year 2000, an increase of $697,000 or 6%. The increase in sales is attributable to market growth - a growth rate consistent with current trends in this industry category. Of the total home and office category sales for the quarter, five gallon water sales totaled $6,425,000, an increase of 17% over the combined total for the same period a year ago; coffee and other products were $3,999,000, a decrease of 8% over the combined total for the same period a year ago; and equipment rentals were $2,020,000, an increase of 4% over the combined total for same period a year ago. In addition to market growth, the increase in water sales is indicative of the relatively cooler summer weather a year ago compared to warmer seasonal weather in the third quarter of the current fiscal year. The decrease in the sales of other products is due to a shift of the sale of some of the Company's products to an outside distributor.

Sales for retail-size products for the third quarter of fiscal 2001 were $6,530,000 compared to a combined total of $5,494,000 for the corresponding period of fiscal year 2000, an increase of $1,036,000 or 19%. The increase is attributable to higher overall selling prices and strong demand for private label products. In addition, from a comparative perspective the third quarter of fiscal year 2000 was weaker because cooler weather lowered demand. For the third quarter of the year, sales of Vermont Pure and Private Label brands increased 4% and 73%, respectively. Sales of the Hidden Spring brand decreased 10%. The relatively small increase in the Vermont Pure brand for the period is indicative of increasing competitive pressures in the branded market and well as softening of the retail market, in general. The decrease in sales of the Hidden Spring brand is indicative of the competitive market and the loss of a significant customer through bankruptcy. Strong growth of private label brands reflects both new account acquisitions and market share gains in the established customer base during the period. For the quarter, private label sales accounted for 41% of this category. Average selling prices of retail-size products for the three months ending July 31, 2001 increased 5% from the corresponding period of the previous year.

Cost of Goods Sold/Gross Profit - For the third quarter of fiscal 2001, Cost of Goods Sold was $8,489,000 compared to the pro forma combined total of $8,395,000 for the same period in fiscal 2000. Gross Profit for the third quarter was $10,485,000, or 55% of sales, compared to the pro forma combined total of $8,846,000, or 51% of sales, for the corresponding period a year ago. Gross profit increased as a result of higher sales. In addition, average selling prices for retail size products, which have been decreasing over the past few years, have stabilized. The increase in gross margin as a percentage of sales is largely reflective of an increase in sales volume combined with higher average selling prices and a decrease in cost of goods sold. The decrease in cost of goods sold was generated by increased production volume and efficiency.

Operating Expenses - For the third quarter of fiscal year 2001 total operating expenses were $8,233,000 compared to the pro forma combined total for the corresponding period in fiscal year 2000 of $7,674,000, an increase of $559,000, or 7%. Selling, general and administrative expenses increased $599,000, or 9%, for the quarter compared to the pro forma combined total for corresponding period a year ago. The increase was primarily due to expenses required to accommodate the growth in sales. Advertising and promotional expense decreased $14,000, or 1%, during the third quarter of 2001 compared to the combined total for the corresponding period a year earlier. Costs decreased in the home and office delivery category as a result of the elimination of duplicate advertising in the same markets after the merger. The Company's advertising and promotion is predominantly associated with the sales of the retail-size packages. For retail size packages, the aggregate per case expense for advertising and promotion decreased to $.73 in the third quarter of 2001 from $.90 in the comparable period in the prior year. For the third quarter of fiscal year 2001, amortization decreased $26,000 to $637,000 from the pro forma combined total of $663,000 for the same period a year ago. Amortization decreased because certain intangibles from prior small acquisitions were fully amortized prior to the third quarter of fiscal year 2001.

Income from Operations - Income from operations for the third quarter of fiscal 2001 was $2,252,000 as compared to pro forma combined total of $1,172,000 for the corresponding period last year, an improvement of $1,080,000. The increase is a result of sales growth and cost savings derived from combining the two companies.

Other Income/Expense - On a pro forma basis, net interest expense decreased $136,000 to $1,241,000 in the third quarter of fiscal 2001 from the pro forma combined total of $1,377,000 in the third quarter of fiscal year 2000. The decrease in interest expense was a result of lower actual interest rates than those assumed in the pro forma results.

Net Income/Loss - On a pro forma basis, the Company's net income for the second quarter of fiscal year 2001 was $1,009,000, or $.05 per share (basic), compared to a pro forma combined net loss of $340,000, or $.02 per share (basic), for the corresponding period last year. The improvement of $1,349,000 is attributable to the increased sales and the Company's ability to implement cost savings as a result of the combination.

For the Nine Months Ending July 31, 2001:

--------------------------------- ---------------- --------------- --------------- ------------------ ----------------
(000's of $)                            (1)             (2)             (3)               (4)               (5)
--------------------------------- ---------------- --------------- --------------- ------------------ ----------------
Unaudited                           Nine Months     Nine Months                       Nine Months       Nine Months
                                      Ending           Ending                           Ending            Ending
                                  ---------------- --------------- --------------- ------------------ ----------------
                                     July 31,         July 31,                       July 31, 2000     July 31, 2001
                                  ---------------- --------------- --------------- ------------------ ----------------
                                       2000             2000         Pro Forma      FY00 Pro Forma         FY01
                                  ---------------- --------------- --------------- ------------------ ----------------
                                   Vermont Pure     Crystal Rock    Adjustments        Combined        Consolidated
                                  ---------------- --------------- --------------- ------------------ ----------------
Sales                               $ 24,806         $ 19,509                           $44,315            $ 48,740
--------------------------------- ---------------- --------------- --------------- ------------------ ----------------
Cost of Goods Sold                    12,037            7,908      $      12             19,957              21,644
                                   ---------         --------        --------         ----------          ----------

--------------------------------- ---------------- --------------- --------------- ------------------ ----------------
Gross Profit                          12,769           11,601            (12)            24,358              27,096
--------------------------------- ---------------- --------------- --------------- ------------------ ----------------
Operating Expenses                    12,103            8,404             973            21,480              22,092
                                   ---------         --------        --------        ----------         -----------
--------------------------------- ---------------- --------------- --------------- ------------------ ----------------

Income (Loss) from Operations            666            3,197           (985)             2,878               5,004
--------------------------------- ---------------- --------------- --------------- ------------------ ----------------

Interest Expense                       1,177              244           2,572             3,993               3,903
--------------------------------- ---------------- --------------- --------------- ------------------ ----------------

Other (Income) Expense                (273)               (25)              -              (298)                  6
                                  ----------            ------          -------          -------              ------

--------------------------------- ---------------- --------------- --------------- ------------------ ----------------
Income (Loss) before Taxes             (238)            2,978         (3,557)             (817)               1,107
--------------------------------- ---------------- --------------- --------------- ------------------ ----------------

Provision for Income Taxes                -             1,237           (882)              355                    0
                                    -------          ---------      ---------       ----------                 -----

--------------------------------- ---------------- --------------- --------------- ------------------ ----------------
Net Income (Loss)                    $ (238)           $1,741       $ (2,675)          $(1,171)             $ 1,107
--------------------------------- ---------------- --------------- --------------- ------------------ ----------------

Sales - Sales for the nine months ending July 31, 2001 were $48,740,000 compared to $44,315,000 for the pro forma combined companies in the corresponding period of 2000, an increase of $4,425,000, or 10%.

Sales for the home and office category for the first nine months of fiscal 2001 were $34,995,000 compared to the combined total of $32,799,000 for the corresponding period of fiscal year 2000, an increase of $2,196,000 or 7%. The increase in sales is attributable to market growth and market share gains in core markets. Of the total home and office category sales for the nine month period, five gallon water sales totaled $16,827,000, a 13% increase from the combined total for the same period a year ago; coffee and other products were $12,199,000, an decrease of 1% over the combined total for the same period a year ago; and equipment rentals were $5,969,000, an increase of 6% over the combined total for same period a year ago. In addition to market growth, the increase in water sales is indicative of the relatively cooler summer weather a year ago compared to warmer seasonal weather in the third quarter of the current fiscal year. The decrease in the sales of other products is due to a shift of the sale of some of the Company's products to an outside distributor.

Sales for retail size products for the nine months ending July 31, 2001 were $13,745,000 compared to a combined total of $11,516,000 for the corresponding period of fiscal year 2000, an increase of $1,193,000 or 19%. Sales of the Vermont Pure and Private Label brands for the period increased 8% and 67%, respectively and sales of the Hidden Spring brand decreased by 8%. The increase in the Vermont Pure brand was attributable to market expansion and maturing distributor relationships in established markets. The decrease of the Hidden Spring brand is indicative of competitive activity in mature market and the loss of a major customer through bankruptcy. Growth of private label brands reflects both new account acquisitions and market share gains in the established customer base during the period. For the period, private label sales accounted for 38% of this category. After falling steadily due to competitive conditions, pricing for this line of products has stabilized in the current year. Average selling prices of retail-size products for the nine months ending July 31, 2001 increased 1% from corresponding period the previous year.

Cost of Goods Sold/Gross Profit - For the nine months ending July 31, 2001, Cost of Goods Sold was $21,644,000 compared to the pro forma combined total of $19,957,000 for the same period in fiscal 2000. Gross Profit for the period was $27,096,000, or 56% of sales, compared to the pro forma combined total of $24,358,000, or 55% of sales, for the corresponding period a year ago. Gross profit increased as result of higher sales, an increase in average selling price, production efficiency, and cost savings as a result of the merger. As discussed in the merger proxy and the Company's most recent Form 10-K, management expects to reduce cost of goods, as a percentage of sales, through increased purchasing power as a result of the merger and redesigning and reconfiguring its packaging to be less costly and more efficient. Although the Company is on schedule with many of these plans, no assurance can be given that it will be successful in improving gross profit margins.

Operating  Expenses  - For the  nine  months  ending  July 31,  2001,  operating expenses totaled $22,092,000 compared to the pro forma combined total of $21,480,000 for the corresponding period in fiscal year 2000, an increase of $612,000, or 3%. Selling, general and administrative expenses increased by $767,000, or 5%, for the first nine months of fiscal 2001 compared to the pro forma combined total for the corresponding period a year ago. The increase was primarily due to expenses required to accommodate the growth in sales. The percentage increase of these expenses was less than the growth rate of sales for the period. This was a result of operating synergies derived from merging overlapping distribution infrastructure, consolidation of administrative personnel, and improved economies of scale in certain administrative costs such as insurance and employee benefits. As of July 31, 2001, management had not completely implemented its consolidation plan outlined in the notes to the pro forma financial statements of the merger proxy. Although the Company is still on schedule to achieve these savings, no assurance can be given that they will be achieved.

Advertising and promotional expense decreased $103,000, or 4%, during the nine months ended July 31, 2001 compared to the combined total for the corresponding period a year earlier. Costs decreased in the home and office delivery category as a result of the elimination of duplicate advertising in the same markets after the merger. The Company's advertising and promotion is predominantly associated with the sales of the retail-size packages. The Company's aggregate per case expense for advertising and promotion decreased 9% in the first nine months of 2001 from the comparable period the prior year. The pricing environment for these products has changed such that the Company's distributors seek price discounts instead of advertising and promotion support. As a result, these costs have declined steadily, in conjunction with average selling prices, over the last several years. However, the Company anticipates that it will have to continue to spend significant amounts for promotion and advertising to stay competitive in the future.

For the nine months ending July 31, 2001, amortization decreased $52,000 to $1,907,000 from the pro forma combined total of $1,959,000 for the same period a year ago. Amortization decreased because certain intangibles from prior small acquisitions were fully amortized prior to the first half of fiscal year 2001.

Income from Operations - Income from operations for the first nine months of fiscal 2001 was $5,004,000 as compared to pro forma combined total of $2,878,000 for the corresponding period last year, an increase of $2,126,000. The increase is a result of sales growth and cost savings derived from combining the two companies.

Other Income/Expense - On a pro forma basis, net interest expense decreased $90,000 to $3,903,000 in the first nine months of fiscal 2001 from the pro forma combined total of $3,993,000 in the first nine months of fiscal year 2000. The decrease in interest expense was a result of lower than expected interest rates in the second and third quarters of fiscal 2001.

Net Income/Loss - On a pro forma basis, the Company's net income for the first nine months of fiscal year 2001 was $1,107,000, or $.05 per share (basic), compared to a pro forma combined net loss of $1,171,000, or $.06 per share (basic) for the corresponding period last year. The improvement of $2,278,000 is attributable to the increased sales and the Company's ability to implement cost savings as a result of the combination.

Future Effects/Trends - In conjunction with the merger the Company incurred a significant amount of goodwill and substantial debt. The cost to amortize the goodwill and service the debt on an annual basis is considerable. Goodwill amortization expense as a result of the transaction is $2.4 million per year. Interest in the first year is expected to be $5.1 million. The Company expects continued sales growth and improving operating efficiencies to more than offset these amounts. Historical sales trends of the two companies support profit margin growth that the Company anticipates will more than offset increased costs resulting from the merger. However, no assurance can be given that these trends will continue.

On June 29, 2001 the Financial Accounting Standards Board approved SFAS 141 and 142 concerning new accounting procedures for business combinations and goodwill and intangible assets. The Company plans to adopt these pronouncements starting in fiscal year 2002. As a result, the Company's financial statements will be materially impacted. Under the new statements, the Company is required to assess its goodwill to determine if it is impaired. If any portion of the goodwill on the books is determined to be impaired, that total impaired amount will be written off during the year. The Company has not yet tested its goodwill to accordance with the new statements. In addition, in fiscal year 2002 and beyond, the Company will no longer be amortizing goodwill. Consequently, eliminating amortization of goodwill will increase the Company's net income by that amount.

                         Liquidity and Capital Resources

During the nine months ending July 31, 2001, the Company generated cash through profitable operations. Conversely, cash was used to fund the seasonal increase in accounts receivable and inventory and to pay down accounts payable and accrued expenses.

Cash used for operating activities was largely a result of paying down accrued expenses and accounts payable during the period. Although cash was used to fund the more seasonal retail business, the Company has also used cash to take advantage of pricing opportunities and enhance vendor relationships. An increase in accounts receivable and inventory in the first nine months of the fiscal year is reflective of the seasonal increase in sales in the second half of the year.

The Company used $2,953,000 for capital expansion during the year. The Company used $1,630,000 for the purchase of bottles, racks, dispensing equipment, and vehicles to satisfy the increased capital requirements of a home and office distribution system that has more than doubled in size over the last year. The Company expanded and upgraded its production line for retail products during the second quarter of 2001. These capital improvements will provide more packaging options and increase production efficiency and product quality in the future. In June 2001, the Company committed to a substantial equipment expansion that would more than double its present bottling capacity for its retail-size products. This project is expected to be completed by January 2002 and will cost $1 million. Combined capital spending for production related equipment was $880,000 through July 31, 2001. As of July 31, 2001, $275,000 was under deposit for the purchase of new equipment related to this project. In addition, $220,000 of cash was used to acquire customer lists and associated equipment during the period.

The source for the cash used for the Company's operating and capital activities during the first nine months of the fiscal year was the line of credit provided by Webster Bank. During the period, the Company had net borrowings totaling $1,740,000 from the line. As of July 31, 2001 the total obligation outstanding under this facility was $2,200,000. The line of credit has a limit of $5,000,000 and matures October 5, 2002. Letters of credit totaling $509,000 secured by the line were also issued on the Company's behalf further reducing the availability of the line by that amount. The Company expects that its cash on hand and the cash generated from its future operations combined with the commitment from the bank will provide sufficient capital for the next two fiscal years. However, no assurance can be given that this will be the case and that adequate financing at reasonable interest rates will be secured if more cash is needed either prior to or subsequent to the maturity of the line.

On November 1, 2000 the Company paid its obligation under its Series A Industrial Revenue Bond issue. Proceeds for the principal payment of $3,195,000 were applied from the Company's money market investment fund that was restricted for that use under the terms of the financing for the Crystal Rock merger. In addition, the Company repaid principal totaling $1,875,000 on its term note with Webster Bank during the first six months of its fiscal year.

The Company received $243,000 in proceeds from the sale of stock as a result of the exercise of options related to the Employee Stock Purchase Plan and option agreements with employees and directors.

The Company has signed a letter of intent and given a deposit for the purchase of a business in the Home and Office delivery category. The business is located in the Company's market area and has sales of approximately $3 million per year. The purchase price will primarily be financed with additional debt and shares of the Company's stock. Webster Bank has committed to providing the necessary financing, subject the certain conditions. The transaction is expected to be completed on or about November 1, 2001.

PART I - Item 3

            QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company's operations result primarily from changes in interest rates and commodity prices.

Interest Rate Risks - At July 31, 2001 the Company had approximately $15,325,000 of long term debt subject to variable interest rates. Under the loan and security agreement with Webster Bank the Company currently pays interest at a rate of LIBOR plus a margin of 1.75%. The margin is subject to change based on the Company's performance as outlined in the loan agreement with Webster Bank. A hypothetical 100 basis increase in the LIBOR rate would result in an additional $153,250 of interest expense on an annualized basis. The Company uses interest rate "swap" agreements to curtail interest rate risk. On November 3, 2000, the Company entered into a swap agreement with Webster Bank to fix $8,000,000 of its long term debt at 8.32% interest for three years. On April 2, 2001, the Company entered into a swap agreement with Webster Bank to fix an additional $4,000,000 of its long term debt at 7.03% interest for three years. On July 24, 2001, the Company entered into a swap agreement with Webster Bank to fix an additional $4,000,000 of its long term debt at 6.75% interest for three years.

Commodity Price Risks

         Plastic - PET

     Although the Company has a three-year contract with its vendors that sets the purchase price of its PET bottles, the vendors are entitled to pass on to the Company any resin price increases. These prices are related to supply and demand market factors for PET and, to a lesser extent, the price of petroleum, from which PET is derived. Over the last twelve months prices have fluctuated up and down within a $.10 per pound range. A hypothetical resin price increase of $.05 per pound would result in an approximate price increase per bottle of $.003 or, at current volume levels, $196,000 a year.

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

     The defendants filed a motion in response to the suit to dismiss it based on the premise that federal court is not the proper jurisdiction and the case should be arbitrated in Ontario, Canada. In an order dated April 11, 2001, the District Court granted DesCartes' Motion to Dismiss the case. Subsequently, the parties have reached an agreement to arbitrate the case in the state of Florida at a date uncertain. The Company intends to vigorously defend its claim through out this process.

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

          On May 4 and June 20, 2001, Middlebury converted a face amount of $150,000 and $275,000 of the Debenture into 70,422 and 120,087 shares, respectively, of the Company's Common Stock. The Debenture was converted at respective share prices of $2.13 and $2.29 on May 4 and 20, 2001, or 85% of the average closing price during the relevant measurement period. The transaction was exempt from registration under the Securities Act of 1933 under Section 3(a)(9) thereof. The remaining outstanding face amount of the Debenture is $250,000.

         (b)      None

(c)      None

Item 3 - Defaults upon Senior Securities

         None

Item 4 - Submission of Matters to a Vote of Security Holders
------

         None

Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K

Exhibit
Number         Description
------         -------------
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

 3.3           By-laws of the Company, amended March 27, 2001

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




Dated:            September 14, 2001
                  Randolph, Vermont




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