Form 10-K
period 2001-10-31
VERMONT PURE HOLDINGS LTD/DE
filed 2002-01-29
CIK 1123316

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
       [X] Annual report pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934 for the fiscal year ended October 31, 2001
                                       or
       [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
           Exchange  Act of 1934 for the transition period from
                           ___________ to ___________

                        Commission File Number 333-45226

                           VERMONT PURE HOLDINGS, LTD.
                 (Exact name of business issuer in its charter)



                Delaware                                 03-0366218
------------------------------------------ ------------------------------------
     (State or other jurisdiction of       I.R.S. Employer Identification Number
     incorporation or organization)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d ) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based on the last sale at the close of business on January 17, 2002 as reported on the American Stock Exchange, the aggregate market value of the Issuer's common stock held by non-affiliates of the Issuer was approximately $59,988,000.

The number of shares outstanding of the Issuer's Common Stock, $.001 par value, was 21,073,734 on January 17, 2002.

                       Documents Incorporated by Reference

Portions of the registrant's definitive proxy statement, which is expected to be filed not later than 120 days after the registrant's fiscal year ended October 31, 2001, to be delivered in connection with the registrant's annual meeting of stockholders, are incorporated by reference to Part III to this Form 10-K.

ITEM 1.  BUSINESS.

         The Company bottles, markets and distributes natural spring water under the Vermont Pure(R) and Hidden Spring(R) brands, and distilled water with minerals added under the Crystal Rock(R) brand, to the retail consumer and home/office markets. The Company sells its products primarily in New England, New York and New Jersey as well as the mid-atlantic and the mid-western states.

Industry Background

         Bottled water has been and continues to be one of the fastest growing segments of the beverage industry. According to studies prepared by Beverage Marketing Corporation, total bottled water consumption on a per capita basis in the United States increased 88%, or 7.7 gallons, from 1990 to 2000. Annual consumption increased from 8.8 gallons per capita in 1990 to 16.5 gallons per capita in 2000. Bottled water volume in the United States has grown significantly, increasing from approximately 2.2 billion gallons in 1990 to approximately 5 billion gallons in 2000, a 127% increase. The retail sales value in 1990 was approximately $2.6 billion and has grown to approximately $5.0 billion in 2000. In the period 1993 to 2000, bottled water has been the fastest growing beverage category in the United States.

         The bottled water market is divided into two distinct categories: non-sparkling (defined as still or non-carbonated water), which accounts for approximately 91% of bottled water sales, and sparkling (carbonated), which accounts for approximately 9% of bottled water sales. Non-sparkling water was responsible for 99% of the incremental volume increase from 1990 to 2000. All of the Company's natural spring water and distilled water with minerals added are in the non-sparkling category.

         The Company believes that consumers perceive bottled water to be a healthy and refreshing beverage alternative to beer, liquor, wine, soft drinks, coffee and tea. The Company anticipates that sales of bottled water will continue to grow as consumers focus on health and fitness, alcohol moderation and the avoidance of both caffeine and sodium. Bottled water has become a mainstream beverage as the centerpiece of consumers' healthy living lifestyles. In addition, the Company believes that the development and continued growth of the bottled water industry since the early 1980's reflects growing public awareness of the potential contamination and unreliability of municipal water supplies.

         In recent years, the bottled water industry has experienced periods of consolidation. Large multi-national companies such as Perrier (owned by Nestle), Groupe Danone and Suntory Water Group have been active acquirers of small and medium sized regional bottled water companies. The primary drivers of this consolidation are the incremental growth realized by acquiring the target company's customer base, and the synergies resulting from integrating existing operations. Additionally, permitting spring sources has been increasingly more difficult due to increased state and federal regulation. Companies that have a strong and densely serviced customer base and permitted natural spring sites are attractive targets for acquisitions.

         Another significant impact in the industry has been the entrance of major soft drink bottlers into the bottling and distribution segment of the industry. Both Coca-Cola and Pepsi Cola have started producing and marketing their own brands of reverse osmosis drinking water within the last three years. Consequently, by 2000 both companies, based on dollar sales, had entered the top 10 bottled water companies in the United States.

Company Background

         Vermont Pure Holdings, Ltd. is primarily comprised of two operating subsidiaries, Crystal Rock Spring Water Company and Vermont Pure Springs, Inc.

         Established in 1990, the Company developed Vermont Pure(R) Natural Spring Water as its flagship brand in the still, non-carbonated retail consumer category. Over the next decade, the Company grew aggressively both internally and through acquisitions, primarily in the home and office market. Additionally, growth in the retail consumer market resulted from establishing productive relationships with beverage distributors throughout the Northeast as well as brand and product extensions. In addition to marketing the Vermont Pure(R) brand, in 1995 the Company renewed marketing efforts with respect to its original trademark Hidden Spring(R). The Company expanded product lines to include more sizes and features, such as sports caps on selected bottle sizes for convenient single serve and multi-packs for the grocery and convenience store channels.

         At the end of fiscal year 2000, the Company consummated a merger involving the Crystal Rock Spring Water Company of Watertown, Connecticut. Crystal Rock has historically focused its manufacturing resources on the still, non-carbonated, segment of the bottled water industry. Although its primary business has been the marketing and distribution of Crystal Rock(R) brand of purified and mineralized drinking water to the home and office delivery markets, it also distributes coffee, other refreshment type products, and vending services in Connecticut, New York and Massachusetts.

         The Company continued its acquisition strategy in 2001 with smaller acquisitions in its established Home and Office markets. The most significant of these was Iceberg Springs. Iceberg was a Home and Office distributor that serviced Fairfield and New Haven counties in Connecticut and the suburban New York communities in Westchester and Putnam counties. Iceberg's annual revenue was approximately $3 million while servicing 4,500 customers.

         To date, the Company has not experienced significant problems in integrating its acquired businesses with its existing operations. However, the acquisition of new businesses, particularly ones of significant size and complexity, may require management to devote substantial time and energy to the successful, efficient and timely integration of operations, labor forces, administrative systems (including accounting practices and procedures and management information systems), and varying corporate cultures. A failure to realize expected synergies could have an adverse effect on the Company.

         Notwithstanding such risks, management believes that the Company's acquisition strategy has been a success. In particular, as a result of the merger with Crystal Rock, in terms of sales, the Company nearly doubled its size as a result of the transaction. In addition, it significantly accelerated its home and office growth strategy and added to its management depth. Following the merger, the home and office segment has accounted for 75% of Company sales with the retail consumer products comprising the balance.

         The Company has also pursued a strategy of diversifying its product offerings. In particular, the Company began to utilize an acquisition strategy in 1996 to minimize its reliance on the retail consumer side of the business and to increase growth in other categories. Prior to 1996 the retail business represented 90% of the Company's total sales revenue. In the coming year, management expects that the Company's Home and Office delivery category will represent approximately 75% of the Company's total sales. Based on historical data, this would place the Company fourth in the United States and second in the northeast region for this type of distribution. Additional benefits of increasing the Home & Office channel have included higher gross margins and less seasonal influence in that area.

         The growth in the Company's Home and Office delivery category has been predominantly fueled by market expansion through this acquisition strategy, which the Company has pursued primarily in New England and northern New York. The Company has also experienced subsequent internal growth in those acquired markets following such acquisitions.

         Additionally, the Company has leveraged its distribution system to expand its product lines. In particular, coffee, a product that is counter seasonal to water, became the second leading product in the distribution channel and grew to account for almost 10% of the Company's total sales. The Company purchases coffee under contracts that set prices for a period of six to eighteen months to maintain price and supply stability. Since coffee is a commodity the Company cannot insure that future supplies and pricing will not be subject to volatility in the world commodity markets. Any interruption in supply or dramatic increase in pricing may have an adverse affect on the business.

         In the consumer retail market, the Company has taken advantage of its customer relationships and quality water sources and bottling operations by co-packing private brands. Private labels are a growing portion of the category and are increasingly competitive with branded products in terms of price and market share. In addition to providing increased bottling volume and contributing margin, management believes this business enhances relationships with the retailers the Company serves. Current customers include large northeast retail grocers such as A&P, Giant Carlisle, Finast, Hannaford, Shop Rite, Stop & Shop, and Tops among others.

         To accommodate the growing demand for the Company's bottled spring water products, the Company has increased its investment in plant and equipment. When the company was founded, the assets included one spring on 1.7 acres of land, a 9,000 square foot office facility and a bottling plant in Randolph, Vermont. Since that time, the Company has acquired additional springs on approximately 65 acres of land and built a second office, bottling and warehouse facility of 32,000 square feet in Randolph, Vermont, which was recently expanded to approximately 72,000 square feet. Most recently, the Company has added a second bottling line for its retail consumer products. As of January 2002, the new line will more than double the production capacity for this category. The Company also leases a second 72,000 square foot facility located on ten acres in Watertown, Connecticut. This site houses the bottling operations, the Company's largest home and office distribution center, and centralized customer service and administration for the Company's subsidiary, Crystal Rock. The Company has also developed a five-gallon bottling facility near Albany, NY and expanded distribution centers in New England and northern New York. The Company has the original office and bottling facility in Randolph for sale.

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

         Management believes that the age and extended percolation period of its natural spring water provides the natural spring water with certain distinct attributes: a purer water, noteworthy mineral characteristics including the fact that the water is sodium free and has a naturally balanced Ph, and a light, refreshing taste.

         In addition to drawing water from its own springs, the Company purchases bulk quantities of water from natural springs owned or operated by non-affiliated entities. All of such springs are approved sources for natural spring water. Over the past two years, purchases of spring water from a source in Vermont that is not owned or affiliated with the Company amounted to approximately 15% of the Company's usage of spring water. The Company is actively exploring the acquisition of additional spring sources that would enable it to reduce its reliance on third-party springs.

         The Company has purchased spring water for several years from a source in Stockbridge, Vermont. Until late 1999, the Company had no contract with respect to this source. Commencing in November 1999, the Company has obtained a 50-year water supply contract to purchase, on a first priority basis, up to 5,000,000 gallons per month from the spring owner. Because this amount is well in excess of the Company's current needs and within the apparent capacity of the spring, the Company believes it can readily meet its bulk water supply needs for the foreseeable future. An interruption or contamination of any of its spring sites would materially affect the Company. The Company believes that it could find adequate supplies of bulk spring water from other sources, but that it might suffer inventory shortages or inefficiencies, such as increased purchase or transport costs, in obtaining such supplies.

         Municipal water is the primary raw water source for the Crystal Rock(R) brand. Although the water source is currently made available from the local municipality, if the source were eliminated, The Company could purchase water from other sources and have it shipped to the Watertown manufacturing facility. The raw water is purified through a number of processes beginning with filtration. Utilizing carbon and ion exchange filtration systems, chlorine and other volatile compounds and dissolved solids are removed. After the filtration process, approximately 98% of all impurities are removed by reverse osmosis and any remaining impurities are removed through distillation. This process produces highly purified water in conformance with U.S. Pharmacopoeia (23rd Revision). Purified water is ozonated (the process of injecting ozone into the water as an agent to prohibit the formation of bacteria) prior to storage in four
30,000-gallon storage tanks. Prior to bottling, drinking water has pharmaceutical grade minerals including calcium and potassium added for taste. The water is again ozonated and bottled in a fully enclosed clean room with a high efficiency particulate air, or HEPA, filtering system designed to prevent any airborne contaminants from entering the bottling area, in order to create a sanitary filling environment.

         The Company is highly dependent on the integrity of the sources and processes by which it derives its product. Natural occurrences beyond the control of the Company such as drought, earthquake or other geological changes, a change in the chemical or mineral content or purity of the water or environmental pollution may affect the amount and quality of the water emanating from the springs the Company uses. Any such occurrence may have an adverse impact on the business of the Company. The Company is also dependent on the availability of water and the continued functioning of its bottling processes. An interruption may result in an inability to meet market demand and/or negatively impact the cost to bottle the products. Additionally, the distribution and consumption of the product is dependent on other businesses and consumers. There is a possibility that characteristics of the product could be changed either inadvertently or by tampering before consumption. Even if such an event was not attributed to the Company, the product's integrity may be irreparably harmed. Consequently, the Company would experience economic hardship.

         Finally, the terrorist attacks of September 11, 2001 and any further attacks could impact the Company's operations negatively if such attacks result in a prolonged or severe economic downturn. Further, because the Company's products are packaged for human consumption and could be considered a substitute for public water infrastructure, there is a possibility that the Company or its products could be a direct target of future terrorist attacks. Although management believes this risk to be remote, and is increasing security measures, any such act of terrorism or attempted act could be catastrophic to the Company's operations.

Products

         The Company's natural spring water is sold in the retail consumer market under the Vermont Pure(R) and Hidden Spring(R) brands, packaged in various bottle sizes ranging from 8 ounces to 1.5 liters and sold in single units and plastic shrinkfilm of six, eight, and twelve bottles. Products are sold in 12-pack and 24-pack cases. In recent years, sales indicate that the preferred container sizes are "single serve" sizes - 750 ml and 500 ml. The Company uses a sports cap on various product sizes to create convenience and add extra value. Consumer sizes are bottled in clear PET (polyethylene terephthalate) recyclable bottles that are perceived in the marketplace as a high quality package. Although the Crystal Rock(R) brand is bottled in this type of bottle for retail sale, in similar sizes, this outlet does not comprise a significant amount of the Company's sales. The Company's three major brands are sold in three and five gallon bottles to homes and offices throughout New England and New York. In general, Crystal Rock(R) is distributed in southern New England while Vermont Pure(R) and Hidden Spring(R) are distributed in northern New England and upstate and western New York. The Company rents water coolers to dispense bottled water. Coolers are available in various consumer preferences such as cold, and hot & cold dispensing units. In conjunction with the home and office accounts, the Company also distributes a variety of coffee, tea and other hot beverage products and related supplies, other consumable products used around the office, and offers vending services in some locations. The Company rents or supplies multi burner coffee machines to customers. In addition, the Company supplies whole beans and coffee grinders for fresh ground coffee as well as cappuccino machines to restaurants. Coffee has grown to become the Company's second largest selling product, accounting for close to 10% of total sales. The Company sells its own branded coffee (Crystal Rock(R) and Vermont Pure(R)) as well as other national brands, most notably, Green Mountain Coffee Roasters(R).

Marketing and Sales

         Marketing

         The Company generally markets its products as "premium" domestic bottled water products in two categories.

         Home and Office Delivery
          The Company distributes and markets its water in five and three-gallon bottles as "premium" bottled water products. It seeks brand differentiation by offering quality service. Home and office sales are generated and serviced using directly operated facilities, Company employees and vehicles.

     The Company also uses tele-marketers and outside/cold-call sales personnel to market its home and office delivery. The sales effort is supported through promotional giveaways and Yellow Page advertising, as well as radio, television and billboard advertising campaigns. The Company also sponsors local area professional sports and professional sporting events, participates in trade shows and is highly visible in community and charitable events.

         The Company markets its home and office delivery service throughout most of New England and New York.

         Retail Consumer (PET)
         In the retail consumer category, a premium bottled water product is distinguished from other available bottled water products by being packaged in small portable containers, typically PET recyclable bottles. PET bottles are sleek, clear plastic and the Company believes that this is the "ultimate" consumer bottle package because it is clean, clear, light and recyclable, and generally perceived by consumers to be higher quality. The Company believes that the high quality packaging of its products enhances their image as premium domestic bottled water products.

         The Company prices its Vermont Pure(R) brand competitive to other domestic premium brands but lower than imported premium water products. The Hidden Spring(R) brand products are similarly packaged and sold to retail grocery and convenience markets. Both of these brands, as well as Crystal Rock(R), are marketed from the Company's own delivery routes.

         The Crystal Rock(R) brand is marketed by assimilating the same consistent, refreshing taste in a small package that customers have relied on from their coolers in their homes and offices. It has also been actively distributed for sponsorship of organizations and events.

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

         Slotting Fees

         For the Company to achieve placement of its retail consumer products in certain supermarket chains and individual supermarket stores, it is sometimes necessary for the Company to purchase shelf space by paying slotting fees. Typically, supermarket chains and prominent local supermarkets impose these charges as a one time payment before the products are permitted in the store or chain. Other types of retail outlets such as individual convenience stores and delicatessens less frequently impose slotting fees. The fees are negotiated on an individual basis. As the Company has become better established and its brands have achieved greater recognition, the Company has become less dependent on slotting fees to gain space. Nevertheless, like many producers of food products, the Company pays slotting fees in some cases, and expects to continue to do so.

         Advertising and Promotion

         The Company advertises its products primarily through print, television and radio media. In connection with this advertising, the Company uses point of sale, in-store displays, price promotions, store coupons, free-standing inserts and cooperative and trade advertising. The Company has also actively promoted its products through sponsorship of various organizations and sporting events. In recent years, the Company has sponsored professional golf and tennis events, as well as major ski areas and sports arenas, and various charitable and cultural organizations, such as Special Olympics, the National Association of Breast Cancer Organizations, the Multiple Sclerosis Society, and the Vermont Symphony Orchestra.

         Sales and Distribution

         Home and Office Delivery
         The Company sells and delivers products directly to its customers using its employees and route delivery trucks. Deliveries are made to customers on a regularly scheduled basis. Water is bottled in the Company's facilities in Watertown, Connecticut, Randolph, Vermont, and Halfmoon, New York. The Company also uses a third party co-packer in Syracuse, New York. The Company maintains numerous distribution locations throughout its market area. An inventory of water dispensing equipment, a variety of coffee, tea and other refreshment products and related supplies is distributed from these locations as well. Product is shipped between the production and distribution sites by either the Company's own trucks or contracted carrier.

         The Company also utilizes outside distributors in areas that the Company currently does not distribute its product. Distributor sales represent less than one percent of total revenue.

         The Company is continuing to pursue an acquisition strategy to purchase independent home and office bottlers and distributors in New England and New York State. Management's decision to expand in this market has been driven by, among other things, attractive margins and good cash flows from equipment rentals, as well as by the advantages of product diversification, such as diminished reliance on a single segment of the market. Moreover, the Vermont Pure and Crystal Rock brands in the multi-gallon or Home and Office setting affords consumers an opportunity to sample the product, which the Company believes augments retail sales and contributes to brand awareness.

         Retail Consumer (PET)
         The Company uses major beverage distributors for the distribution of most of its retail consumer products, and distributes its Home and Office products directly. Using distributors is typical in the beverage industry as an efficient use of capital for maximum market penetration. Beverage distributors purchase the products of many companies and then wholesale them to retail chains or make bulk retail sales. Distributors generally have established relationships with local retail outlets for beverage products and facilitate obtaining shelf space. Occasionally, the Company sells its products directly to grocery store chains.

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

         The Company employs a sales force of 8 persons for retail and distributor coverage on a geographic basis. The Company's sales personnel act as liaison between distributors and customers and the Company for ordering product, facilitating distribution, servicing retail outlets, and coordinating warehouse distribution. Sales personnel actively seek to expand the number of retail outlets and distributors, and they participate in overall market development.

Contract Packaging

         In addition to its own brands, the Company bottles private label brands for grocery and food service distributors. The Company also packs five gallon home and office containers for third parties. Contract packaging is a growing part of the retail consumer marketplace and is price competitive. The Company seeks opportunities for contract packaging for a variety of reasons, including the fact that it develops favorable relationships with retail chains. In fiscal year 2001, contract packing represented the most significant growth portion of the Company's retail consumer product sales revenue - doubling in revenue. Private label revenue was 9% of the Company's total sales in 2001 compared to 7% in 2000.

Supplies

         The Company currently sources all of its raw materials from outside vendors. On the retail PET business the Company sources PET bottles, caps and corrugated packaging under supply agreements ranging from one to three years. Pricing is fixed in the agreement with pass through formulas for price increases or decreases based on total market prices for these commodities. Due to increases in demand or shortage of key raw materials, the Company has, at times, had difficulty procuring raw materials. Supply shortages or subsequent increases in pricing of these materials have had an adverse effect on the Company's expense structure. The Company entered into a new supply agreement for bottles effective January 1, 2001 that enables the Company to significantly reduce the weight of its bottles. During the most recent year, the Company has effectively reduced its cost per case for bottles due to the reduction in gram weight of resin. In addition, this reduction has had a favorable impact on the environment, reducing the amount of plastic in its containers and the amount of plastic entering the waste stream by over 1,000,000 pounds per year. Management is undertaking further raw material cost saving initiatives for caps, plastic, and corrugated packaging in fiscal year 2002. Notwithstanding these expectations, the Company may experience shortages or unscheduled price increases that would adversely effect its cost of goods.

         The merger of Crystal Rock and Vermont Pure has nearly doubled the Company's operations in the Home and Office category and, as a result, afforded the Company the opportunity to increase its combined buying power for such things as bottles, dispensing equipment, supplies, and administrative needs. The Company has experienced some success in this area since the completion of the merger and expects further synergies to be realized. The Company is a member of the Quality Bottlers Cooperative (QBC), a purchasing cooperative comprised of some of the largest independent Home and Office water companies in the United States. QBC acts as a purchasing and negotiating agent to acquire national pricing for the cooperative on common materials such as bottles, water coolers, cups, and other supplies. QBC believes due to its size that it can effectively purchase equipment and supplies at levels competitive to larger national entities. The Company also believes that its relationship with other QBC members provides access to potential acquisition targets.

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

         The United States bottled water market is dominated by large multi-national companies such as Nestle (Perrier Group), Groupe Danone, and the Suntory Water Group. Perrier markets such regional brands such as Poland Spring, Deer Park, Ice Mountain, Great Bear, Arrowhead, Calistoga, Ozarka, Zephyr Hills, and its recent acquisition Aberfoyle Springs, and the Aqua-Cool division of Ionics. Groupe Danone distributes Evian, Dannon, and Naya nationally and Sparkletts regionally. Suntory markets primarily through the home & office channel regional brands such as Belmont Springs, Kentwood, Crystal Springs, Sierra Springs, and Hinckley Springs. Recently Pepsi Cola (Aquafina) and Coca-Cola (Dasani) have begun marketing drinking water in the PET retail segment leveraging their production and distribution infrastructure. These global competitors have greater resources and their brands are often better established than the Company's brands.

         The Company also faces increased competition from Canadian suppliers at low prices due to the exchange rate differential and governmental subsidies in the retail PET business. Additionally, there are well-established regional water companies with operations that could adversely effect the Company's business. The Company also faces competition from the fast growing "private label" and contract-packaged brands of natural spring water. These brands compete on a low-price basis and often occupy premium shelf space because they are retailer brands.

         The Home and Office market has several national or large competitors such as Perrier Group (Poland Spring, Deer Park, and Great Bear), and Suntory Water Group (Belmont Springs). Additionally, the Company competes with smaller regional bottlers such as Monadnock in the Boston area, Leisure Time in the Hudson valley of New York, and Mayer Brothers in Buffalo.

         The Company, with its Vermont Pure brand, competes on the basis of pricing, customer service, quality of its products, the image of the State of Vermont, attractive packaging, and brand recognition. With the Crystal Rock brand, the Company competes on the basis of the purity of the distilled product with minerals added back for taste. The Company considers its trademarks, trade names and brand identities to be very important to its competitive position and defends its brands vigorously.

         The Company feels that installation of filtration units in the home or commercial setting poses a competitive threat to the business. To address this, the Company makes available plumbed-in filtration units and servicing contracts on a limited basis.

Trademarks

         The Company sells its bottled water products under the trade names Vermont Pure Natural Spring Water(R), Crystal Rock(R), Hidden Spring(R), and Stoneridge(R). It has rights to other trade names including, Pequot Natural Spring Water(R), Excelsior Spring Water(R), Happy Spring Water(R) and Vermont Naturals(R). The Company's trademarks as well as label design are registered with the United States Patent and Trademark Office.

Government Regulation

         The Federal Food and Drug Administration ("FDA") regulates bottled water as a "food." Accordingly, the Company's bottled water must meet FDA requirements of safety for human consumption, of processing and distribution under sanitary conditions and of production in accordance with the FDA "good manufacturing practices." To assure the safety of bottled water, the FDA has established quality standards that address the substances that may be present in water which may be harmful to human health as well as substances that affect the smell, color and taste of water. These quality standards also require public notification whenever the microbiological, physical, chemical or radiological quality of bottled water falls below standard. The labels affixed to bottles and other packaging of the water are subject to FDA restrictions on health and nutritional claims for foods under the Fair Packaging and Labeling Act. In addition, all drinking water must meet Environmental Protection Agency standards established under the Safe Drinking Water Act for mineral and chemical concentration and drinking water quality and treatment which are enforced by the FDA.

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

         The Company also must meet state regulations in a variety of areas. The Department of Health of the State of Vermont regulates water products for purity, safety and labeling claims. Bottled water sold in Vermont must originate from an "approved source." The water source must be inspected and the water sampled, analyzed and found to be of safe and wholesome quality. The water and the source of the water are subject to an annual "compliance monitoring test" by the State of Vermont. In addition, the Company's bottling facilities are inspected by the Department of Health of the State of Vermont.

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

Employees

         As of January 11, 2002, the Company had 351 full-time employees and 33 part-time employees. None of the employees belongs to a labor union. The Company believes that its relations with its employees are good.

         The continued success of the Company will depend in large part upon the expertise of senior management. On October 5, 2000, Timothy G. Fallon, Chairman and Chief Executive Officer; Peter K. Baker, President; John B. Baker, Executive Vice President; and Bruce MacDonald, Chief Financial Officer, Treasurer and Secretary entered into five-year employment contracts with the Company. These agreements do not prevent these employees from resigning and John Baker's contract has a "reduced employment" option starting in April 2002 which allows for part-time employment at his option. The departure or loss of Mr. Fallon or Mr. Peter Baker in particular could have a negative effect on the business and operations of the combined entity.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company owns office, bottling and warehouse properties and natural springs in Randolph, Vermont. The Company also rents on a monthly basis, an office in an office suite in White Plains, New York.

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

         As part of the Company's home and office delivery operations, it has entered into or assumed various lease agreements for properties used as distribution points and office space. The following table summarizes these arrangements:


Location                   Lease Expiration      Sq. Ft.         Annual Rent
---------                  ----------------      -------         -----------

Williston, VT              July, 2003             8,500          $    61,995
Wilmington, MA             October, 2003         10,670          $    97,273
Rochester, NY              August, 2003           8,000          $    29,180
Buffalo, NY                September, 2005       10,000          $    60,000
Syracuse, NY               December, 2005        10,000          $    33,420
Halfmoon, NY               October, 2011         15,000          $   125,043
Plattsburgh, NY            August, 2004           3,640          $    20,568
Watertown, CT              October, 2010         72,000          $   360,000
Stamford, CT               October, 2010         22,000          $   216,000
White River Junction, VT   March, 2004            3,275          $    16,211

         In conjunction with the Crystal Rock merger, the Company entered into ten-year lease agreements to lease the buildings that it currently utilizes for operations in Watertown and Stamford, CT. The landlord for the buildings is a trust with which Henry, John, and Peter Baker, and Ross Rapaport are affiliated.

         To increase efficiency, the Company shut down operations in a 9,000 square foot building in Randolph, VT and moved the operations to its larger facility in Randolph. The smaller building is presently on the market to be sold. The Company has sold all of its land in Sharon Springs, NY that never had been used in the operation of the business.

         These current facilities are currently expected to meet the Company's needs for the next two years.

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

         On July 27, 2000, the Company filed a lawsuit against Descartes and an affiliate of Descartes entitled Vermont Pure Holdings, Ltd. v. Descartes Systems Group, Inc. and Endgame Systems, Inc. f/k/a DSD Solutions, Inc., in the United States District Court for the District of Vermont. The action is docketed as Civil Action No. 2:00-CV-269. The Company sought monetary damages against Descartes and Endgame in an amount exceeding $100,000 for the Company's losses associated with failures of the systems and services provided by the defendants. In addition, the Company has sought a Declaratory Judgment invalidating the defendant's demand for payments in the amount of $411,841.10.

         The defendants filed a Motion to dismiss the case based on the premise that the Federal court does not have the proper jurisdiction and the case should be arbitrated in Ontario, Canada. In an order dated April 11, 2001, the District Court granted DesCartes' Motion to Dismiss the case. Subsequently, the parties have reached an agreement to arbitrate the case in the state of Florida at a date uncertain. The Company intends to vigorously defend its claim through out this process.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of our security holders during the quarter ended October 31, 2001.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Common Stock is traded on the American Stock Exchange ("AMEX") under the symbols "VPS". The table below indicates the range of the high and low daily closing prices of the Common Stock as reported by AMEX. Prior to May 18, 1999, the Company's common stock traded on the NASDAQ SmallCap Market under the symbols "VPUR".

         Fiscal Year Ended October 30, 1999
                  First Quarter........................       $4.81       $3.13
                  Second Quarter.......................       $4.50       $3.81
                  Third Quarter........................       $3.88       $3.81
                  Fourth Quarter.......................       $3.63       $2.63

         Fiscal Year Ended October 31, 2000
                  First Quarter........................       $3.00       $2.50
                  Second Quarter.......................       $3.75       $3.69
                  Third Quarter........................       $4.00       $3.00
                  Fourth Quarter.......................       $3.75       $3.00

         Fiscal Year Ended October 31, 2001
                  First Quarter........................       $3.00       $1.75
                  Second Quarter.......................       $2.85       $2.05
                  Third Quarter........................       $4.07       $2.59
                  Fourth Quarter.......................       $3.55       $2.55

         The last reported sale price of the common stock on AMEX on January 17, 2002 was $5.40.

         The Company had 353 record owners of the Common Stock as of January 17, 2002. As of that date, the Company believes that there were in excess of 1,800 beneficial holders of the Common Stock.

         No dividends have been declared or paid to date on the Company's common stock, and the Company does not anticipate paying dividends in the foreseeable future. The Company follows a policy of cash preservation for future use in the business.

Securities Sold and Exemption from Registration Claimed.

         On October 1, 1999, the Company issued a $975,000 non-interest bearing Convertible Debenture due September 30, 2001 (the "Debenture") to Marcon Capital Corporation, now known as Middlebury Venture Partners ("Middlebury"). The transaction was exempt from registration under the Securities Act of 1933 as a private placement under Section 4(2) thereof. Middlebury was entitled to convert the Debenture into shares of the Company's Common Stock at a conversion price equal to 85% of the average closing price of the Common Stock during the 20 business days prior to conversion. If the Debenture was not sooner converted, it would, subject to the satisfaction of various conditions, be automatically converted into Common Stock on the maturity date, September 30, 2001.

         The following table sets forth the conversion schedule of the Debenture in fiscal year 2001:

                                                         Exercise     Conversion
      Date                  Debt           Cost           Price          Shares
      ----                  ----           ----           -----          ------
  October 1, 1999         $975,000
  January 26, 2001        $825,000      $150,000          $2.12          70,621
  March 12, 2001          $675,000      $150,000          $2.13          70,422
  May 4, 2001             $525,000      $150,000          $2.13          70,422
  June 20, 2001           $250,000      $275,000          $2.29         120,087
  September 30, 2001      $      -      $250,000          $2.52          99,331


         The transactions were exempt from registration under the Securities Act of 1933 under Section 3(a)(9) thereof.

         On November 1, 2001, the Company acquired substantially all of the assets of Iceberg Springs Water, Inc. for total consideration valued at $5,700,000, of which $600,000 was paid in cash, $4,395,373 in debt and assumed liabilities and $704,627 by the issuance of 213,912 shares of the Company's common stock. The transaction was exempt from registration under the Securities Act of 1933 as a private placement under Section 4(2) thereof.

         On the dates set forth below, each of the following Directors of the Corporation exercised options to purchase 10,000 shares of the Common Stock of the Company at a per share price of $2.12, being, in the case of each such director, an aggregate sales price of $21,200.

         Director                           Date of Transaction
         --------                           -------------------
         Robert Getchell                    May 23, 2001
         David Preston                      May 10, 2001
         Norman Rickard                     May 25, 2001
         Beat Schlagenhauf                  May 30, 2001

         Each such transaction was exempt from registration under the Securities Act of 1933 as a private placement under Section 4(2) thereof.

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with the Company's financial statements and footnotes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report. The historical results are not necessarily indicative of the operating results to be expected in the future.



                                                     Fiscal Years Ended

                              October 31,    October 31,   October 30,   October 31,     October 27,
                                 2001          2000          1999          1998            1997
                              ----------    -----------    -----------   -----------   -------------
Net sales                  $  67,170,895   $ 35,124,813   $31,396,375   $29,169,185   $ 17,685,442

Net Income (loss)          $   1,168,844   $ (2,382,678)  $ 3,398,641   $ 2,858,750   $  1,067,395

Net Income (loss)
    per share- diluted     $         .06   $       (.22)  $       .31   $       .26   $        .11

Total assets               $ 106,216,430   $110,825,640   $33,834,230   $26,173,503   $ 16,546,766

Long term obligations      $  47,851,386   $ 51,888,257   $13,733,268   $10,422,803   $  5,739,889


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

Results of Operations

         Year Ended October 31, 2001 Compared to Year Ended October 31, 2000

         The Company completed a merger with Crystal Rock Spring Water Company in October 2000. This transaction had a significant impact on nearly all of the Company's quantitative results. For comparison purposes only, the tables for the respective reporting periods set forth,

         (1) the fiscal year 2000 consolidated condensed operating results for Vermont Pure Holdings, Ltd.,

         (2) the fiscal year 2000 consolidated condensed operating results for Crystal Rock Spring Water Company,

         (3) adjustments consistent with the pro forma financial statements presented in the Company's Proxy Statement/Prospectus dated September 8, 2000 with respect to the transaction, as if the merger had occurred on October 31, 1999, and

         (4) the "Combined" totals of (1), (2) and (3).

         The tables also set forth,

         (5) the fiscal year 2001 consolidated condensed operating results for Vermont Pure Holdings, Ltd.

Although they are derived from the financial statements of the Company and Crystal Rock, the figures in the tables, including without limitation the "Pro Forma Combined" column, are not, and should not be considered to be, financial statements prepared in accordance with generally accepted accounting principles, nor are they necessarily indicative of future results. The table is intended solely to provide a basis for a more meaningful comparison of the consolidated unaudited financial information with the combined operating results for the Company for the respective reporting periods in fiscal year 2000. Certain expenses have been reclassified from operating expense to cost of goods sold from the Company's operating statement of a year ago to provide consistency between the two companies and comparison to 2001.


                                                              For the Year Ending:

                                   ---------------- -------------- --------------- ------------------- ----------------
(000's of $)                             (1)             (2)            (3)               (4)                (5)
                                   ---------------- -------------- --------------- ------------------- ----------------
                                     October 31,     October 31,        2000        October 31, 2000    Oct. 31, 2001
                                        2000            2000         Pro Forma       FY00 Pro Forma         FY01
                                   ---------------- -------------- --------------- ------------------- ----------------
                                    Vermont Pure    Crystal Rock    Adjustments         Combined        Consolidated
                                   ---------------- -------------- --------------- ------------------- ----------------
Sales                                $ 35,125        $ 24,536                            $59,661            $ 67,171
Cost of Goods Sold                     17,072          10,804       $     16              27,892              29,803
                                   ----------       ---------      ----------         -----------       ---------------
Gross Profit                           18,053          13,732            (16)             31,769              37,367
Operating Expenses                     19,001          11,318          1,298              31,617              30,491
                                   ----------       ---------      ----------         -----------       ---------------
Income (Loss) from Operations            (948)          2,414         (1,314)                152               6,877
Interest Expense                        1,893             280          3,428               5,601               5,034
Other (Income) Expense                    311            (392)           -                   (81)                  6
                                   ----------       ---------      ----------         -----------       ---------------
Income (Loss) before Taxes             (3,152)          2,526         (4,742)             (5,368)               1,849
Income Tax Expense (Benefit)             (769)            842         (1,176)             (1,103)                 680
                                   ----------       ---------      ----------         -----------       ---------------
Net Income (Loss)                    $ (2,383)         $1,684       $ (3,566)            $(4,265)             $ 1,169
                                   ==========       =========      ==========         ===========       ===============
Weighted Average Shares                                                               20,743,540           20,447,609
                                                                                      ===========       ===============
Basic Earnings Per Share                                                                 $  (.21)              $  .06
                                                                                      ===========       ===============

         Sales for 2001 were $67,171,000 compared to $59,661,000  for  2000,  an increase of $7,510,000 or 13%.

         Sales through the home and office distribution channel were 71% of total sales and increased in 2001 to $47,552,000 from $44,348,000 in 2000, an increase of $3,204,000 or 7%. The growth represented market growth typical for the industry category. Water sales totaled $23,001,000 in 2001 compared to $20,117,000 in 2000, an increase of $2,884,000, or 14%. Coffee and other product sales in this area were $16,528,000 in 2001 compared to $16,593,000 in 2000, a decrease of $65,000. Equipment rentals totaled $8,023,000 in 2001 compared to $7,638,000 in 2000, an increase of $385,000, or 5%. In addition to market growth, the increase in water sales is indicative of the relatively cooler summer weather in 2000 compared to the normal seasonal weather in 2001. The decrease in the sales of other products is due to the shift of the sale of some of the Company's products to an outside distributor in the consumer retail channel.

         Sales of the Company's retail-size products were 29% of total sales and increased to $19,620,000 in 2001 from $15,313,000 in 2000, an increase of $3,526,000, or 28%. The sales increase is attributable to increased sales volume for the Company's Vermont Pure brand and other private label brands it bottles as well as new private label relationships that were finalized during the year. In addition, average selling prices stabilized from a decreasing trend over the last few years, increasing 1%, and the weather in the northeastern United States resumed a normal summer pattern from a cooler than normal 2000. Vermont Pure brand sales increased 9% compared to 2000 as a result of strengthening existing distributor relationships and market expansion. Hidden Spring brand sales decreased 3% for the year due to competitive activity in mature markets and the loss of a major customer through bankruptcy. The Company continued to increase the private label volume that it bottles, resulting in an increase of 45% in sales for these products. The increase was due to growing market demand and the addition of two major grocery chains as customers during the year. Private label is a growing category in the marketplace and the Company has been able to capitalize on its position as quality bottler and branding partner in consumer product lines. Total case sales of all consumer retail products were also up 18%.

         Cost of goods sold for 2001 were $29,803,000, or 44% of sales, compared to $27,892,000 or 47% of sales, for 2000. The decrease in cost of goods sold, as a percentage of sales, compared to the prior year is attributable to production efficiency and cost savings as a result of the merger with Crystal Rock. Higher sales volume for both retail and home and office packages continue to enhance efficiency and lower costs per unit. Material pricing was stable. Although the Company decreased its bottle costs during the year, it experienced price increases for other raw materials. The Company's retail products cost more to bottle because the process is more complex and it requires more material, labor, and handling. The home and office category is characterized by lower bottling costs because of larger product sizes and re-fillable bottles. The Company expanded its production capabilities in 2001 and will continue that expansion in 2002.

         Gross profit increased to $37,367,000, or 56% of sales, in 2001 from $31,769,000, or 53% of sales, in 2000. Overall, gross profit increased 18% from the prior year. The increase is attributable to higher sales volume and selling prices combined with lower costs of goods sold.

         Total operating expenses decreased to $30,491,000 from $31,617,000 in 2000, a decrease of $1,126,000, or 4%. Of these amounts, selling, general and administrative ("SG&A") expenses were $24,317,000 and $23,999,000 for 2001 and 2000, respectively, an increase of $318,000, or 1%. The increase in selling, general and administrative expenses is a result of the increase in Home and Office sales. This category is characterized by higher selling expenses than the retail category. The relatively small increase in SG&A costs as compared to the growth in the Company's sales is attributable to savings realized as a result of the Crystal Rock merger.

         As a result of the merger with Crystal Rock, the Company owned and operated two major delivery accounting systems. The Company decided to consolidate operations onto one system and consequently wrote down $1,292,000 for the system that was terminated in 2000. This charge consisted of licensing, installation, training, and consulting costs. There were no such charges in 2001.

         Advertising expenses increased to $3,630,000 in 2001 from $3,410,000 in 2000, an increase of $220,000, or 6%. The increase is primarily related to the increase in sales volume for consumer retail products. On a per case basis, advertising and promotional spending decreased in 2001 as a result of the Company's use of different distribution channels that require less promotional support and the Company's strategy to compete with lower pricing instead of promotion. However, given the competitive nature of the industry, the Company anticipates that it is likely to continue to spend significant amounts in the future for advertising and promotion as it continues to promote and develop brand recognition and increase market penetration. It can give no assurance that increases in spending or lower pricing will result in higher sales.

         As a result of the merger with Crystal Rock, amortization expense decreased to $2,544,000 in 2001 from $2,797,000 on a pro forma basis in 2000, a decrease of $253,000. This is a result of a decrease in the goodwill charges during the year for agreements that had reached full amortization as well as actual goodwill being less than the amount projected on a pro forma basis. In 2000, the compensation committee of the Board of Directors approved the extension of exercise periods for stock options for certain employees and directors. It recognized compensation expense of $119,000 in conjunction with this for 2000. There was no such cost in 2001.

         Income from operations was $6,877,000 compared to $152,000 in 2000, an increase of $6,725,000. The increase was a result of higher sales, improved gross margin, and lower operating costs. Net interest expense decreased to $5,034,000 in 2001 from the pro forma amount of $5,601,000 in 2000, a decrease of $567,000. This was reflective of substantially lower interest rates. In conjunction with the financing of the merger, the Company wrote off fees and expenses amounting to $406,000 related to the financing it closed with First Union and Key Banks. It had expected to charge these over the five year term of the facility. Additional expense of $181,000 was incurred on the write down of land the Company owned in New York State. There were no such charges in 2001. The Company had $668,000 of miscellaneous income in 2000 related to settlement of litigation and sale of fixed assets which did not reoccur in 2001. Net income before taxes of $1,849,000 in 2001 compared to a net loss before taxes of $5,368,000 in 2000 is an improvement of $7,217,000. The return to profitability is a result of increased sales, including a higher percentage of Home and Office sales, and effective integration of the Vermont Pure and Crystal Rock businesses to take advantage of cost savings. During the year, interest rates decreased to levels that they had not been in many years. A significant portion of the Company's debt is variable. The Company's interest average rate was substantially lower in 2001 as a result. Cost increased since the amount of debt, as a result of the Crystal Rock merger, increased significantly. No assurance can be given that rates will remain low for the term of the outstanding debt. (For more information, see Item 7A "Interest Rate Risk.")

         Net income of $1,169,000 in 2001 compared to a net loss of $4,265,000 in 2000 was an improvement of $5,434,000. The Company recorded net tax expense of $680,000 in 2001 compared to $1,103,000 in 2000. Tax expense in the respective years was offset by deferred tax benefits of $973,000 and $769,000 that was recognized based on its profitability trends. The Company's effective tax rate in 2001 was 37% compared to its assumed statutory rate on 40%. The rate was lowered by the recognition of the deferred tax benefit but the benefit was offset by amortization from the Crystal Rock merger that is not deductible for tax purposes. (For a reconciliation of the effective and statutory expense, see footnote 17 to the Company's Notes to the Consolidated Financial Statements.)

         Based on the weighted average number of shares of common stock outstanding of 20,447,609 (basic) and 20,651,239 (diluted) during 2001, net income was $.06 per share under both methods. This compares to a net loss of $.21 per share based on 20,743,540 (basic) pro forma weighted average shares in 2000. Calculation of diluted weighted average shares outstanding in 2000 for use as a denominator for earnings per share would be anti-dilutive.

         On June 29, 2001 the Financial Accounting Standards Board approved SFAS 141 and 142 concerning new accounting procedures for business combinations and goodwill and intangible assets. SFAS 141 requires that business combinations after June 30, 2001 to be accounted for using the purchase method of accounting and outlines new criteria for purchase price allocation. The Company did not complete any material transactions after June 30, 2001 during the fiscal year. It plans to adopt SFAS 142 in fiscal year 2002. As a result, the Company's financial statements will be materially impacted. Under the new statement, in fiscal year 2002 and beyond, the Company will no longer be amortizing goodwill. Consequently, the Company's amortization will decrease by $2.3 million from 2001 to 2002. Accordingly, net income is expected to include an increase of that amount. In addition, the Company is required to assess its goodwill to determine if it is impaired within the first six months of fiscal year 2002 and periodically thereafter. If any portion of the goodwill on the books is determined to be impaired, that total impaired amount will be written off during the year. The Company has not yet tested its goodwill in accordance with the new standards.

         As discussed above, the Company periodically executes interest rate swaps as part of its strategy to curtail its interest rate risk. Such instruments are considered hedges under SFAS No. 133 and 137. Since the instrument is intended to hedge against variable cash flows, it is considered a cash flow hedge. As a result, the change in the fair value of the derivative will be recognized as comprehensive income (loss) until the hedged item is recognized in earnings. Cumulatively, the fair value of the Company's three outstanding swaps decreased $973,537 for the year. This amount has been recognized as an adjustment to net income to arrive at comprehensive income as defined by the standards. Further, it has been recorded as a current liability and decreased owners equity on the Company's balance sheet.

         Year Ended October 31, 2000 Compared to Year Ended October 30, 1999

         Sales  for  2000  were $35,125,000 compared to $31,396,000 for 1999, an increase of $3,729,000 or 12%. 2000 sales attributable to the merger with Crystal Rock were $2,023,000 which accounted for 7% of the total increase. Excluding revenues attributable to the merger, sales for 2000 net of acquisitions were $33,102,000. Revenue growth was primarily due to growth of home and office delivery markets.

         Sales of the Company's retail-size products were $14,561,000, a decrease of 9% compared to $15,996,000 in 1999. The sales decline is attributable to decreased average selling prices as a result of increased competition and changes in distributor relationships. In addition, an unseasonably cool, rainy summer in 2000 negatively impacted overall beverage sales in the Company's major market, the Northeastern United States. Prices fell in the marketplace with the entrance of large competitors that have low water processing, bottling, and raw material costs. Year-to-year average selling price was down 12%. Vermont Pure brand sales decreased 26% compared to 1999. Hidden Spring brand sales were up 18% for the year, due to continued growth through market expansion in secondary distribution channels. During the year, the Company increased the private label volume that it bottles, resulting in an 8% increase in sales for these products. Total case sales were up 4%. The increase in volume was due to the continued growth of Hidden Spring, which increased 19% during the year and private label brands, which increased 28% during the year. Vermont Pure case volume decreased 15%. The decrease in revenue and volume of the Vermont Pure brand in 2000 compared to 1999 was a result of the Company terminating its distribution agreement with its largest distributor in April 1999. This major customer accounted for 16% of the Company's volume in 1999 and 30% in 1998. The Company terminated this distribution agreement because the distributor had indicated that it planned to bottle and distribute its own brand of water. Alternative distribution arrangements were significantly less effective in late 1999 and early 2000. However in March 2000 the Company modified its agreements with its new distributors in the New York City area so that Vermont Pure is the exclusive water being distributed by those companies.

         Net of the merger with Crystal Rock, sales for the home and office delivery category of the business increased in 2000 to $18,541,000 from $15,400,000 in 1999, an increase of $3,142,000 or 20%. The increase in internal growth in existing market areas was a result of strong market growth for bottled water, in general, and greater brand awareness. In addition to internal growth, the Company completed a major expansion into the home and office market with the merger with Crystal Rock. Sales attributable to the merger in 2000 were $2,023,000 resulting in total home and office sales of $20,564,000.

         Cost of goods sold for 2000 were $14,682,000, or 42% of sales, compared to $11,742,000 or 37% of sales, for 1999. The increase in cost of goods sold as a percentage of sales compared to the prior year is partially attributable to lower average selling prices combined with increases in raw materials for retail products. These factors more than offset the fact that higher sales volume for both retail and home and office packages continue to increase efficiency and lower costs per unit. The Company experienced price increases for bottles, caps, and corrugated paper that averaged 8-10% during the year. The home and office category is characterized by lower bottling costs because of larger sizes and re-fillable bottles. Of the Company's total sales, home and office were 59% in 2000 - up from 49% in 1999. As a result of the product mix and higher sales, in general, the gross profit increased $788,000 to $20,442,000, or 58% of sales in 2000, from $19,654,000, or 63% of sales in 1999.

         Total operating expenses increased to $21,391,000 from $17,019,000 in 1999, an increase of $4,372,000, or 26%. Of these amounts, selling, general and administrative ("SG&A") expenses were $16,425,000 and $13,149,000 for 2000 and 1999, respectively, an increase of $3,276,000, or 25%. The increase in selling, general and administrative expenses was reflective of the increase in home and office sales. This category is characterized by higher selling expenses than the retail category. The Company experienced significant increases during the year for personnel costs as tight labor markets drove costs higher and fuel expense increased nearly 75%. Since the merger with Crystal Rock occurred at the end of the fiscal year, many of the anticipated synergies had not yet materialized.

         The Company incurred $110,000 of non-recurring charges related to the merger with Crystal Rock that were included in SG&A expenses. These expenses were related to personnel changes and elimination of a product line. Net of non-recurring charges, SG&A expenses increased 24%. In addition, as a result of the merger with Crystal Rock the Company consolidated operations on one combined system and consequently wrote down $1,292,000 for the system that was terminated.

         Advertising expenses decreased to $2,754,000 in 2000 from $3,258,000 in 1999, a decrease of $504,000, or 15%. The decrease is related primarily to the Company's use of different distribution channels that require less promotional support and the Company's strategy to compete with lower pricing instead of promotion. As a result of the merger with Crystal Rock, amortization expense increased to $802,000 in 2000 from $612,000 in 1999, an increase of $190,000.
The Company booked $58,733,000 of goodwill in fiscal year 2000, primarily as a result of the merger. This is had been amortized over 30 years resulting in an annual charge of approximately $1,950,000 per year but will be subject to SFAS 142 in future years (see discussion above). During the year 2000, the compensation committee of the Board of Directors approved the extension of exercise periods for stock options for certain employees and directors. It recognized compensation expense of $119,000 in conjunction with this.

         Loss from operations in 2000 totaled $948,000 compared to profit from operations in 1999 of $2,635,000, a decrease of $3,583,000. Net interest expense increased to $1,893,000 from $1,030,000 in 1999, an increase of $863,000. This was reflective of higher interest rates and increased borrowing during the period for operating capital, capital expansion, and the merger with Crystal Rock. The Company increased its debt approximately $33,000,000 as a result of the merger with Crystal Rock. It is expected that this debt will increase interest approximately $3,600,000 in the first year of combined operations. In the years following interest will decrease but continue to be a very significant cost for the Company. Also in conjunction with the financing of the merger, the Company wrote off fees and expenses amounting to $406,000 related to the financing it closed with First Union and Key Banks in January when it expected to charge these over the five year term of the facility. Additional expense of $181,000 was incurred on the write down of land the Company owned in New York State. The land was originally purchased by the Company in 1991 for spring development. The development did not take place and the land was sold in January 2001. Miscellaneous income represents a cash settlement of litigation. The net loss before taxes of $3,152,000 in 2000 compared to net income before taxes of $1,605,000 in 1999 is a decrease of $4,757,000. The decrease in profitability is a result of decline in the Company's sales growth trend due to the weather, lower selling prices, higher material costs, and ongoing integration costs related to operations as well as $2,108,000 of non-recurring costs.

         The net loss of $2,383,000 in 2000 compared to net income of $3,399,000 in 1999 was a decrease of $5,782,000. The Company recorded a tax benefit of $769,000 in 2000 compared to $1,793,000 in 1999. The decrease in the benefit corresponds with the interruption in the Company's profit trend and is a partial recognition of the Company's total available deferred tax assets of approximately $5,527,000 at October 31, 2000, based on an evaluation of likely utilization. If the Company returns to profitability, the remaining $973,000 of unrecorded deferred tax benefits will be available for recognition in future years. Based on the weighted average number of shares of common stock outstanding of 10,992,995 during 2000 the net loss was $.22 per share. This compares to net income of $.33 per share based on 10,279,377 weighted average shares and diluted net income per share of $.31 per share based on the weighted average number of shares of diluted common stock outstanding of 10,790,722 in 1999.

Liquidity and Capital Resources

         At October 31, 2001, the Company had working capital of $4,244,000. This represents an increase of $1,267,000 from the $2,977,000 of working capital on October 31, 2000. The increase is a result of the Company's return to profitability while servicing its debt. A considerable portion of the Company's expenses do not require cash. Depreciation, amortization and other items totaling $6,248,000 more than offset the usage of cash for changes in assets and liabilities of $1,869,000. When combined with net income, these items provide $5,548,000 from operating activities compared to $1,432,000 in 2000, an increase of $4,116,000. This is indicative that the Company's consolidated home and office operations, which are capital intensive, have been effective at generating cash in its first full year.

         Cash flows from investing activities had a net inflow of $152,000. The inflow was generated from the release of restricted money market funds for scheduled debt payment of $4,276,000. Otherwise, the Company invested $4,156,000 on capital equipment for operations and small acquisitions to increase market density. Capital expenditures in the normal course of the Company's business are typically vehicles, bottles, and water dispensing, manufacturing, and computer equipment. During 2000, the Company had a net cash outflow from investing activities of $19,155,000. This was primarily attributable to funding the Crystal Rock merger and the pay down of debt related to the merger. Capital expenditures totaled $3,861,000 in 2000. The majority of capital expenditures were for expansion of the Company's facility in Randolph, Vermont.

         To finance the merger with Crystal Rock, the Company re-financed existing debt and borrowed additional funds from Webster Bank of Waterbury, Connecticut in 2000. It also financed a substantial amount of the purchase price from the former shareholders of Crystal Rock. The debt to the former shareholders is subordinated to the bank debt. The increased debt has resulted in significantly higher interest costs for the Company compared to historic levels. Management expects growth and efficiencies gained through integration will increase the cash flow and profitability sufficiently to pay down debt on schedule but assurance can be given that this will be the case. (For more information on the Company's debt, see Note 8 of the Notes to the Consolidated Financial Statements.)

         During the past fiscal year, the Company paid down $5,872,000 of debt in cash primarily related to the financing of the merger. In addition, it borrowed $3,040,000 and repaid $3,500,000 of its operating line of credit to fund seasonal cash needs. As of October 31, 2001 the Company did not have an outstanding balance on the line. The Company issued stock for the retirement of debt. On October 1, 1999, the Company issued a $975,000 non-interest bearing convertible debenture due September 30, 2001 to Middlebury Venture Partners, Inc. ("Middlebury", formerly Marcon Capital Corporation). As a result of claims the Company made under the loan documents, the Company received $1,270,000 from the obligor. Of the proceeds received, $975,000 was invested in a Certificate of Deposit and was restricted as collateral in favor of Middlebury until the note was converted. During 2001, the note was converted to stock (see Item 5, "Securities Sold and Exemption from Registration Claimed" for details concerning the conversion.) In addition, the Company issued stock pursuant to the 1999 Employee Stock Purchase Plan and for the exercise of options of Director and Officers.

         The Company's cash balance at October 31, 2001 decreased by a net amount of $309,000 from October 31, 2000. The decrease in cash is attributable to the pay down of debt. Based on 2001 financial results as of and for the year ended October 31, 2001, the Company is in compliance with its financial covenants in its senior debt agreement with Webster Bank. Since the 2001 financial results demonstrated the achievement of a specified covenant in the agreement, the margin for the Company's borrowings is scheduled to decrease from 1.75% to 1.50% over LIBOR as of March 1, 2002.

         At October 31, 2001, the Company had recognized all available deferred tax assets and recorded a deferred tax asset balance of $4,614,000 after application of a portion of the asset to the current year's liability. The Company has recorded all available deferred tax benefits. Based on historical pre-tax income and projected profitability, the realization of such deferred tax asset would take approximately two more years. Management estimates that $2,313,000 will be applied in 2002 and $2,301,000 will be applied in 2003.

         On November 1, 2001, the Company acquired substantially all of the assets of Iceberg Springs Water, Inc. for total consideration valued at $5,700,000, of which $600,000 was paid in cash, $4,395,373 in debt and assumed liabilities and $704,627 by the issuance of 213,912 shares of the Company's common stock. The assets were merged into the Company's Connecticut Home and Office operations. To complete the transaction, the Company amended its agreement with Webster Bank in order to borrow an additional $4,200,000. The additional borrowings are at an interest rate 100 basis points higher than the original term debt. Otherwise, the terms of the agreement did not change materially.

         The Company continues to pursue an active program of evaluating acquisition opportunities. As a result, the Company anticipates using its capital resources and obtaining financing from outside sources in order to complete any further acquisitions. The Company has no other current arrangements with respect to, or sources of, additional financing for its business or future plans. There can be no assurance given that financing will be available to the Company on acceptable terms or at all.

         Inflation has not had a material impact on the Company's operations to date.

         Other Recent Accounting Developments

         In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No.144 will be effective for fiscal years beginning after December 15, 2001.

         The most significant changes made by SFAS No. 144 are (1) goodwill is removed from its scope and therefore, it eliminates the requirements of SFAS 121 to allocate goodwill to long lived assets to be tested for impairment, and (2) it describes a probability-weighted cash flow estimation approach to apply to situations in which alternative course of action to recover the carrying amount of long lived assets are under consideration or a range is estimated for the amount of possible future cash flows.

         The Company is required to adopt SFAS No. 144 for its fiscal 2003 year. It has not yet determined the effect that the pronouncement will have on its consolidated financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risks relating to the Company's operations result primarily from changes in interest rates and commodity prices, primarily the resin prices for PET bottles.

Interest Rate Risks

         At October 31, 2001 the Company had approximately $13,500,000 of long term debt subject to variable interest rates. Under the loan and security agreement with Webster Bank the Company currently pays interest at a rate of LIBOR plus a margin of 1.75%. The margin is subject to change based on the Company's performance as outlined in the loan agreement with Webster Bank and is subject to decrease to 1.50% as of March 1, 2002. A hypothetical 100 basis increase in the LIBOR rate would result in an additional $135,000 of interest expense on an annualized basis. Conversely, a decrease would result in a proportionate interest cost savings.

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

         In aggregate, the Company has fixed the interest rate on this $16,000,000 of debt at 7.5% over the next two to three years. Currently, management believes that this is above market rates though the agreements are based on three year rate projections. They serve to stabilize the Company's cash flow and expense but ultimately may cost more or less in interest than if the Company had carried all of its debt at a variable rate over the swap term. Since significantly increasing its debt in October 2001, management's strategy has been to keep the fixed and variable portions of its senior debt approximately equal to offset and minimize the respective the risk of rising and falling interest rates. Future low rates may compel management to fix a higher portion to further stabilize cash flow and expenses as it monitoring short and long term rates and debt balances.

Commodity Price Risks

         Plastic - PET
         -------------
         Although the Company has a three-year contract with its vendors that sets the purchase price of its PET bottles, the vendors are entitled to pass-on to the Company any resin price increases. These prices are related to supply and demand market factors for PET and, to a lesser extent, the price of petroleum, an essential component of PET. A hypothetical resin price increase of $.05 per pound would result in an approximate price increase per bottle of $.005 or, at current volume levels, $350,000 a year.

         Coffee
         ------
         The cost of the Company's coffee purchases are dictated by commodity prices. It enters into contracts to mitigate market fluctuation of these costs by fixing the price for certain periods. Currently it has fixed the price of its anticipated supply through December 31, 2002 at "green" prices ranging from $.46-$.57 per pound. The Company is not insulated from price fluctuations beyond that date. At existing sales levels, an increase in pricing of $.10 per pound would result in approximately $100,000 of additional cost annually to the Company. In this case, competitors that had fixed pricing might have a competitive advantage.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Since inception, the Company has not changed accountants and has had no disagreement on any matter of accounting principles or practices or financial statement disclosure.

ITEM 9.  FINANCIAL STATEMENTS AND OTHER SUPPLEMENTARY DATA

         Financials statements and their footnotes are set forth on pages F-1 through F-22




                        INDEX TO THE FINANCIAL STATEMENTS

Financial Statements:......                                           Page

         Independent Auditors Report                                   F-2

         Consolidated Balance Sheets                                   F-3

         Consolidated Statements of Operations                         F-4

         Consolidated Statement of Changes in Stockholders' Equity     F-5

         Consolidated Statement of Changes in Cash Flows               F-6

         Notes to Consolidated Financial Statements                    F-7

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Vermont Pure Holdings, Ltd.
Randolph, VT   05060


         We have audited the accompanying consolidated balance sheets of Vermont Pure Holdings, Ltd. and Subsidiaries as of October 31 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended October 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vermont Pure Holdings, Ltd. and Subsidiaries at October 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


                                               /s/ Feldman Sherb & Co., P.C.
                                                   Feldman Sherb & Co., P.C
                                                   Certified Public Accountants

New York, New York
December 14, 2001

              VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS

                                                                                             October 31,
                                                                            -----------------------------------------
                                                                                  2001                    2000
                                                                            -----------------        ----------------
                                 ASSETS
CURRENT ASSETS:
        Cash and cash equivalents                                         $        1,099,223       $       1,408,158
        Investments - Money Market Fund (restricted balance)                               -               3,301,064
        Investments - Certificate of Deposit (restricted balance)                          -                 975,000
        Accounts receivable - net of allowance                                     7,470,152               6,725,810
        Inventories                                                                3,147,985               2,778,535
        Current portion of deferred tax asset                                      2,313,000                 798,000
        Other current assets                                                       2,297,358               1,145,311
                                                                          -------------------      ------------------
          TOTAL CURRENT ASSETS                                                    16,327,718              17,131,878
                                                                          -------------------      ------------------

PROPERTY AND EQUIPMENT - net of accumulated depreciation                          21,231,954              21,052,513
                                                                          -------------------      ------------------
OTHER ASSETS:
        Intangible assets - net of accumulated amortization                       66,100,712              68,469,382
        Deferred tax asset                                                         2,301,000               3,756,000
        Other assets                                                                 255,046                 415,867
                                                                          -------------------      ------------------
          TOTAL OTHER ASSETS                                                      68,656,758              72,641,249
                                                                         -------------------      ------------------
TOTAL ASSETS                                                              $      106,216,430       $     110,825,640
                                                                         ===================      ==================

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
        Accounts payable                                                  $        4,102,235       $       4,535,118
        Current portion of customer deposits                                         155,943                  50,525
        Accrued expenses                                                           3,291,923               2,738,930
        Unrealized loss on derivatives                                               973,537                       -
        Current portion of long term debt                                          3,560,128               6,821,673
        Current portion of obligations under capital leases                                -                   9,064
                                                                          -------------------      ------------------
          TOTAL CURRENT LIABILITIES                                               12,083,766              14,155,310

        Long term debt                                                            47,851,386              51,411,510
        Long term obligations under capital leases                                         -                  16,747
        Line of credit                                                                     -                 460,000
        Customer deposits                                                          2,443,100               2,453,335
                                                                          -------------------      ------------------
          TOTAL LIABILITIES                                                       62,378,252              68,496,902
                                                                          -------------------      ------------------
STOCKHOLDERS' EQUITY:
        Preferred stock - $.001 par value, 500,000 authorized shares, none issued and outstanding
        Common stock - $.001 par value, 50,000,000
        authorized shares, 20,767,670 issued and outstanding
        shares at October 31, 2001 and 20,217,774 at October 31, 2000                 20,768                  20,218
        Paid in capital                                                           55,562,599              54,249,016
        Accumulated deficit                                                      (10,771,652)            (11,940,496)
        Other comprehensive loss                                                    (973,537)                      -
                                                                          -------------------      ------------------
          TOTAL STOCKHOLDERS' EQUITY                                              43,838,178              42,328,738
                                                                          -------------------      ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $      106,216,430       $     110,825,640
                                                                          ===================      ==================

                 See notes to consolidated financial statements



           VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                           Years Ended
                                                                   ---------------------------------------------------------
                                                                       October 31,         October 31,         October 30,
                                                                          2001                2000                1999
                                                                   -----------------   -----------------    ----------------
SALES                                                              $     67,170,895     $    35,124,813      $   31,396,375

COST OF GOODS SOLD                                                       29,803,176          14,682,361          11,742,003
                                                                   -----------------   -----------------    ----------------
GROSS PROFIT                                                             37,367,719          20,442,452          19,654,372
                                                                   -----------------   -----------------    ----------------
OPERATING EXPENSES:
          Selling, general and administrative expenses                   24,317,316          16,424,730          13,149,023
          Advertising expenses                                            3,629,608           2,753,734           3,257,918
          Writedown of computer software                                          -           1,291,719                   -
          Amortization                                                    2,543,820             801,695             612,057
          Other compensation                                                      -             118,670                   -
                                                                   -----------------   -----------------    ----------------
TOTAL OPERATING EXPENSES                                                 30,490,744          21,390,548          17,018,998
                                                                   -----------------   -----------------    ----------------
INCOME (LOSS) FROM OPERATIONS                                             6,876,975            (948,096)          2,635,374
                                                                   -----------------   -----------------    ----------------
OTHER INCOME (EXPENSE):
          Interest                                                       (5,033,760)         (1,893,087)         (1,030,151)
          Debt exit fees and expenses                                             -            (405,972)                  -
          Loss on writedown of land                                               -            (180,837)                  -
          Miscellaneous                                                       5,836             276,150                   -
                                                                   -----------------   -----------------    ----------------
TOTAL OTHER                                                              (5,027,924)         (2,203,746)         (1,030,151)
                                                                   -----------------   -----------------    ----------------
INCOME (LOSS) BEFORE INCOME TAXES                                         1,849,051          (3,151,842)          1,605,223

INCOME TAX (EXPENSE) BENEFIT                                               (680,207)            769,164           1,793,418
                                                                   -----------------   -----------------    ----------------
NET INCOME (LOSS)                                                  $      1,168,844    $     (2,382,678)    $     3,398,641
                                                                   -----------------   -----------------    ----------------
NET INCOME (LOSS) PER SHARE - BASIC                                $           0.06    $          (0.22)    $          0.33
                                                                   =================   =================    ================
NET INCOME (LOSS) PER SHARE - DILUTED                              $           0.06    $          (0.22)    $          0.31
                                                                   =================   =================    ================
Weighted Average Shares Used in Computation - Basic                      20,447,609          10,992,995          10,279,377
                                                                   =================   =================    ================
Weighted Average Shares Used in Computation - Diluted                    20,651,239          10,992,995          10,790,722
                                                                   =================   =================    ================


                 See notes to consolidated financial statements

                 VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                 Common     Stock               Treasury    Stock                     Other
                               ---------------------  Paid in  -------------------  Accumulated    Comprehensive      Comprehensive
                                 Shares    Par Value  Capital    Shares     Amount   Deficit           Loss       Total     Loss
                               -----------------------------------------------------------------------------------------------------

Balance, October 31,1998        10,287,187  $ 10,288 $23,080,049  50,000$(168,750) $(12,956,458)         $ -  $ 9,965,129

Issuance of Common Stock            52,571        52     117,675                                                  117,727

Net Income                                                                            3,398,641                 3,398,641
                               -----------------------------------------------------------------------------------------------------
Balance, October 30,1999        10,339,758    10,340  23,197,724  50,000 (168,750)   (9,557,817)           -   13,481,497

Common Stock Issued for
  Acquisition                    9,873,016     9,873  31,090,127                                               31,100,000

Sale of Common Stock                 5,000         5      11,245                                                   11,250

Stock Compensation                                       118,670                                                  118,670

Retirement of Treasury Stock       (50,000)      (50)   (168,700)(50,000) 168,750                                       -

Net Loss                                                                             (2,382,679)               (2,382,679)
                               -----------------------------------------------------------------------------------------------------
Balance, October 31, 2000       20,167,774    20,168  54,249,066       -        -   (11,940,496)           -   42,328,738

Stock Compensation                   6,598         7      15,745                                                   15,752

Debt converted to common stock     430,883       431     974,569                                                  975,000

Exercise of stock options          100,000       100     227,100                                                  227,200

Shares purchased under employee
stock plan                          62,415        62      96,119                                                   96,182

Net Income                                                                            1,168,844                 1,168,844 1,168,844

Unrealized loss on derivatives                                                                      (973,537)    (973,537) (973,537)
                                  --------------------------------------------------------------------------------------------------
Balance, October 31, 2001       20,767,670  $ 20,768 $55,562,599    $  -     $  -  $(10,771,652)  $ (973,537) $43,838,178  $195,307
                                  ==================================================================================================



                 See notes to consolidated financial statements

                   VERMONT PURE HOLDINGS, LTD. AND SUBSIDIAIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   Years Ended
                                                                                   ----------------------------------------------
                                                                                    October 31,     October 31,     October 30,
                                                                                       2001            2000            1999
                                                                                   --------------  --------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income/(loss)                                                               $ 1,168,844     $(2,382,678)    $ 3,398,641
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:

      Depreciation                                                                    3,690,675       2,083,204       1,489,384
      Amortization                                                                    2,543,820         801,695         612,057
      Increase in deferred tax asset                                                    (60,000)       (769,164)     (1,793,418)
      Gain on settlement of note receivable                                                   -        (295,000)              -
      Loss on disposal of property and equipment                                         56,962         101,499          72,315
      Non cash compensation                                                              15,752         118,670

    Changes in assets and liabilities (net of effect of acquisitions):
    Accounts receivable                                                                (744,342)         93,831        (250,476)
    Inventories                                                                        (369,450)        559,824        (720,525)
    Other current assets                                                             (1,152,046)       (163,905)       (558,998)
    Other assets                                                                        160,821          80,218      (1,466,274)
    Accounts payable                                                                   (432,883)         83,972         435,578
    Customer deposits                                                                    95,184          76,651        (225,038)
    Accrued expenses                                                                    574,839       1,043,446        (253,500)
                                                                                    --------------  --------------  --------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                             5,548,176       1,432,263         739,746
                                                                                    --------------  --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                                        (3,827,225)     (3,680,793)     (2,115,945)
    Purchase of property, plant and equipment from bond financing                             -      (2,467,931)              -
    Purchase of Money Market Investment from bond financing                                   -      (4,125,424)              -
    Reduction of Money Market Investment Account                                              -       2,467,931               -
    Reduction of Money Market Investment Account for pay-off of bond issuance         3,301,064       1,657,493               -
    Purchase of Money Market Investment for pay-off of remaining bond issuance                -      (3,301,064)              -
    Sale (Purchase) of Certificate of Deposit securing outstanding debt                 975,000        (975,000)
    Proceeds from sale of fixed assets                                                   31,700         329,550         113,752
    Collection of note receivable                                                             -       1,270,000               -
    Cash used for acquisitions - net of cash acquired                                  (328,550)    (10,330,062)     (2,023,610)
                                                                                   --------------  --------------  --------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                     151,989     (19,155,300)     (4,025,803)
                                                                                   --------------  --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from line of credit                                                      3,040,000       5,658,208       2,905,999
    Proceeds from debt                                                                               35,067,765       1,278,420
    Payment on line of credit                                                        (3,500,000)              -               -
    Principal payments of debt                                                       (5,872,482)       (726,307)       (780,355)
    Principal payment of debt relating to refinancing                                         -     (21,246,739)              -
    Exercise of stock options                                                           227,200               -          87,740
    Sale of common stock                                                                 96,182          11,250               -
                                                                                   --------------  --------------  --------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                  (6,009,100)     18,764,177       3,491,804
                                                                                   --------------  --------------  --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (308,935)      1,041,140         205,747

CASH AND CASH EQUIVALENTS - Beginning of year                                         1,408,158         367,018         161,271
                                                                                   --------------  --------------  --------------

CASH  AND CASH EQUIVALENTS - End of year                                            $ 1,099,223     $ 1,408,158     $   367,018
                                                                                   ==============  ==============  ==============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest                                                              $ 4,421,322     $ 1,579,381     $   852,638
                                                                                   ==============  ==============  ==============
Cash paid for taxes                                                                 $   301,000     $   118,503     $         -
                                                                                   ==============  ==============  ==============
NON-CASH FINANCING AND INVESTING ACTIVITIES:
    Equipment acquired under capital leases                                         $         -     $   145,844     $   212,315
                                                                                   ==============  ==============  ==============
    Debt converted to common stock                                                  $   975,000     $         -     $         -
                                                                                   ==============  ==============  ==============

                 See notes to consolidated financial statements
                                       F-6

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

2.      SIGNIFICANT ACCOUNTING POLICIES

        a. Basis of Presentation - The consolidated financial statements include the accounts of the Company and its subsidiaries, Vermont Pure Springs, Inc., Crystal Rock Spring Water Company ("Crystal Rock"), Excelsior Spring Water Company Co. Inc. and Adirondack Coffee Services, Inc. The Company's subsidiaries are wholly owned. All intercompany profits, transactions, and balances have been eliminated.

        b. Cash Equivalents - The Company considers all highly liquid temporary cash investments, with an original maturity of three months or less when purchased, to be cash equivalents.

        c. Accounts Receivable - Accounts receivable are presented net of allowance for doubtful accounts.

        d. Inventories - Inventories consist primarily of the packaging material, labor and overhead content of the Company's products. Such inventories are stated at the lower of cost or market using average costing.

        e. Property and Equipment - Property and equipment are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets, which range from three to ten years for equipment, and from ten to 40 years for buildings and improvements.

        f. Intangible Assets - The Company records goodwill in connection with its acquisitions. Goodwill is amortized over 30 years. The value of covenants not to compete are amortized over the term of the agreements.

        g. Securities Issued for Services - The Company follows the accounting treatment prescribed by Accounting Principles Board Opinion No.25 ("Accounting for Stock Issues to Employees") when accounting for stock-based compensation granted to employees and directors. It provides the required pro forma disclosures as if the fair value method under Statement of Financial Accounting Standards No. 123 ("SFAS No.123"), "Accounting for Stock Based Compensation" was adopted. Any stock-based compensation awards to non-employees are accounted for using the provisions of SFAS No. 123.

        h. Net Income (Loss) Per Share - Net Income (Loss) Per Share is based on the weighted average number of common shares outstanding during each period. Potential common shares are included in the computation of diluted per share amounts during each period that income is reported. In periods that the Company reports a loss, potential common shares are not included in the diluted earnings per share calculation since the inclusion of those shares in the calculation would be anti-dilutive.

        i. Advertising Expenses - The Company expenses advertising costs at the time that the advertising begins to run with the exception of advertising from which it derives direct responses from customers. The Company expenses direct response advertising, which consists of yellow page advertising, over a period of twelve months consistent with its expected period of future benefit based on historical responses. Prepaid advertising at October 31, 2001 and 2000 was $202,000 and $163,000,
               respectively.

        j. Slotting Fees - Slotting fees are paid to individual supermarkets and supermarket chains to obtain initial shelf space for new products. Fees vary from store to store. The payment of slotting fees does not guarantee that a company's product will be carried for any definite period of time. The Company pays for such fees in cash, providing free goods or issuing credits for previously sold goods. The cost of the slotting fees is valued at the amount of cash paid, or the cost to the Company of the goods provided in exchange. The Company expenses slotting fees when the obligation is incurred.

        k. Customer Deposits - Customers receiving home or office delivery of water pay a deposit for the water bottle upon receipt, which is refunded when the bottle is returned. The Company uses an estimate (based on historical experience) of the deposits it expects to return over the next 12 months to determine the current portion of the liability and classifies the balance as long term.

        l. Income Taxes - The Company accounts for income taxes under Statement of Financial Accounting Standards No.109, "Accounting for Income Taxes" (SFAS No.109). Pursuant to SFAS No.109, the Company accounts for income taxes under the liability method. Under the liability method, a deferred tax asset or liability is determined based upon the tax effect of the differences between the financial statement and tax basis of assets and liabilities as measured by the enacted rates that will be in effect when these differences reverse.

        m. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        n. Fair Value of Financial Instruments - The carrying amounts reported in the balance sheet for cash, trade receivables, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments. The carrying amount of the Company's borrowings approximate fair value based on the prevailing market interest rates.

        o. Accounting for Long-Lived Assets - The Company reviews long-lived assets, certain identifiable assets and any goodwill related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At October 31, 2001, the Company believes that there has been no impairment of its long-lived assets.

        p. Revenue Recognition - The Company adopted the guidance issued under United States Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB No.101"), "Revenue Recognition in Financial Statements in its fiscal 2001 year. Adoption of the pronouncement had no material effect on the Company's Financial Statements. Revenue is recognized when products are delivered to customers through the Company's home and office distribution channel. For consumer retail product, revenue is recognized upon shipment or delivery of the product based on the F.O.B. arrangements with the customer.

        q.  New Accounting Pronouncements

              (i) In July 2001 the Financial  Accounting  Standards Board issued
                  Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No.142, "Goodwill and Other Intangible Assets." SFAS 141 is effective for all business combinations completed after June 30,2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001 with provisions for early adoption. However, the Company intends to adopt the new standard for fiscal year 2002. With the adoption of SFAS No. 142, the Company will discontinue the periodic amortization of existing goodwill and test the remaining value of relevant intangible assets for possible impairment within six months, and periodically thereafter, based on the required valuation criteria. Based on the value of intangible assets as of October 31, 2001, application of the non-amortization provisions would result in a reduction of expenses of $2.3 million in the first full fiscal year in which they are applied. The new pronouncements require business combinations after June 30, 2001 to be accounted for using the purchase method of accounting and outlines new criteria for purchase price allocation. Goodwill acquired after June 30, 2001 will not be amortized. No material transactions were completed during the year after June 30, 2001.

            (ii) The Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board took definitive action on two issues during 2001 that potentially effect the Company's accounting policies. The issues relate to "Accounting for Certain Sales Incentives" (EITF 00-14) and "Vendor Income Statement Characterization of Consideration Paid to the Reseller of the Vendors Products" (EITF 00-25). The Company plans to implement these pronouncements in the first quarter of its 2002 fiscal year but has not yet determined the impact that it will have on its consolidated financial statements.

          (iii) The Company has adopted SFAS No. 133 and No. 137 "Accounting for Derivative Instruments and Hedging Activities" for the year ended October 31, 2001. SFAS No. 133 establishes a new model for accounting for derivatives and hedging instruments and supersedes and amends a number of existing standards. The Company periodically executes interest rate swaps as part of its strategy to curtail its interest rate risk. Such instruments are considered hedges under SFAS No. 133 and 137. Moreover, since the instrument is intended to hedge against variable cash flows, it is considered a cash flow hedge. As a result, the change in the fair value of the derivative will be recognized as comprehensive income (loss) until the hedged item is recognized in earnings. The Company entered into three such instruments during the year, fixing $16 million of its senior term debt. Cumulatively, the fair value of the Company's three outstanding swaps decreased $973,537 for the twelve months ending October 31, 2001.

         (iv) In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and
                  Transactions." SFAS No. 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No.144 will be effective for fiscal years beginning after December 15, 2001.

                  The most  significant  changes  made by SFAS  No.  144 are (1)
                  goodwill is removed from its scope and therefore, it eliminates the requirements of SFAS 121 to allocate goodwill to long lived assets to be tested for impairment, and (2) it describes a probability-weighted cash flow estimation approach to apply to situations in which alternative course of action to recover the carrying amount of long lived assets are under consideration or a range is estimated for the amount of possible future cash flows.

                  The Company is required to adopt SFAS No. 144 for its fiscal 2003 year. It has not yet determined the effect that the pronouncement will have on its consolidated financial position or results of operations.

3.       CASH EQUIVALENTS

         The Company maintains a money market account and a certificate of deposit with a local financial institution. The balances as of October 31, 2001 were $ 394,215 and $ 252,157 respectively. These amounts were treated as cash equivalents for financial reporting purposes.

4.       ACCOUNTS RECEIVABLE

         The Company reduces its receivables by an allowance for future uncollectible accounts. The reconciliation of these balances is as follows:

                                                                          Year Ended
                                                       ----------------------------------------------------
                                                       October 31,       October 31,      October 30,
         Allowance for Doubtful Accounts:              2001              2000             1999
                                                       ----------------- ---------------- -----------------
         Beginning Balance                              $732,133          $348,167         $307,020
         Additions Charged to Expenses                   522,004           547,645          187,113
         Deductions                                     (740,508)         (163,679)        (145,966)
                                                       ----------------- ---------------- -----------------
         Ending Balance                                 $513,629          $732,133         $348,167
                                                       ================= ================ =================


5.       PROPERTY AND EQUIPMENT

                                                                                 October 31,
                                                                        ----------------------------
                                                            Life             2001              2000
                                                                        -----------    -------------

         Land, buildings, and improvements...10 - 40 yrs.            $   5,722,756      $  5,631,785
         Machinery and equipment.... ........  3 -10 yrs.               24,358,545        21,964,103
         Equipment held under capital leases...3 -10 yrs.                        -            30,067
                                                                        ----------        ----------
                                                                        30,081,301        27,625,955
         Less accumulated depreciation............................       8,849,347         6,573,442
                                                                        ----------        ----------
                                                                      $ 21,231,954       $21,052,513
                                                                        ==========       ===========

6.       INTANGIBLE ASSETS
                                                          October 31,
                                                     ---------------------
                                         Life        2001             2000
                                         --------  -----------     -------------
         Goodwill                        30 yrs.   $69,799,534      $69,654,383
         Covenants not to compete         5 yrs.       435,599          405,599
         Customer lists                   3 yrs.     1,146,661        1,146,661
            Other                         Various      105,754          105,755
                                                   -----------     -------------
                                                   $71,487,548      $71,312,398
         Less accumulated amortization               5,386,836        2,843,016
                                                   -----------     -------------
                                                   $66,100,712      $68,469,382
                                                   ===========     =============
7.       ACCRUED EXPENSES
                                                   October 31,
                                       ---------------------------------------
                                        2001                     2000
                                       -------------          -----------
         Advertising and promotion   $    85,275                $   153,627
         Payroll and vacation          1,343,533                    974,792
         Income taxes                    300,000                    345,899
         Capital expenses                      -                    307,428
         Interest                        810,413                    386,307
         Miscellaneous                   752,704                    570,877
                                       ------------             -----------
                                     $ 3,291,925                $ 2,738,930
                                       ============             ===========
8.       DEBT

         a) Senior Debt - The Company entered into a loan agreement with Webster Bank of Waterbury, Connecticut effective October 5, 2000. The financing provides for a $31,000,000 term loan. The loan is for a term of seven years and has scheduled monthly payments of principal and interest ranging from $417,000 in the first year to $610,000 in the last year. The balance as of October 31, 2001 was $28,500,000.

         The commitment also provides for a $5,000,000 working capital line of credit for operating capital, capital expenditures, and acquisitions. The Company had no balances against this facility as of October 31, 2001. There is a separate limit within the line for letters of credit.

         The line of credit is for two years. Both loans are initially priced at the current 30 day LIBOR interest rate plus 175 basis points (4.1% at October 31, 2001) and are secured by a lien against all of the assets of Vermont Pure Holdings and its subsidiaries. The interest rate is subject to periodic adjustments based on evaluation of the Company's senior funded debt to EBITDA ratio. In addition, there are other customary covenants that the Company must achieve to comply with the agreement.

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

         c) Other Long Term Debt - The Company's other long term debt is as follows:

                                                                        October 31,       October 30,
                                                                           2001              2000
                                                                     --------------    -----------------
         Mortgage  on  property   acquired  in  October  1993,
         interest at 4.5%, with interest only due through July
         1996, principal and interest due through 2000 secured
         (subordinated) by the prperty..............                 $    254,732      $      287,250

         Bonds, principal payable on November 1, 2000; secured
         by a money market account.....................                         -           3,195,000

         Promissory  note,  to be paid by conversion to equity
         by October, 2002. Note is secured by a certificate of
         deposit................................................                -             975,000

         Various secured/unsecured notes ranging in amounts of
         $14,000 to  $58,000  with  interest  rates of 8.5% to
         10%. These notes are unsecured.......................             56,782             201,745
                                                                     --------------    -----------------
                                                                          311,514           4,633,183
     Less current portion....................................              60,128           4,321,673
                                                                     --------------    -----------------
                                                                     $    251,386      $      311,510
                                                                     ==============    =================
     * repaid during the year ended October 31, 2001

d)       Annual maturities of long term debt are summarized as follows:

                                    Senior         Subordinated             Other       Total
         Current Portion           $3,500,000               -         $    60,128      $3,560,128
                                   ----------                         -----------    -----------
         Long Term Portion
         Year Ending Oct. 31,
                           2003     4,000,000               -                41,817     4,041,817
                           2004     4,000,000        2,000,000               44,105     6,044,105
                           2005     4,500,000        3,000,000               46,537     7,546,537
                           2006     5,500,000        4,000,000               49,122     9,549,122
                           2007     7,000,000        7,000,000               44,060    14,044,060
         Thereafter                         0        6,600,000               25,745     6,625,745
                                   ------------    -----------         ------------  ------------
         Long Term Portion        $25,000,000      $22,600,000          $   251,386   $47,851,386
                                   ------------    -----------         ------------  ------------
         Total Debt               $28,500,000      $22,600,000          $   311,514   $51,411,514
                                   -----------     -----------         -----------   -----------

9.       INTEREST RATE HEDGES

         a) On November 3, 2000, April 2, 2001 and July 24, 2001, the Company entered into separate three year "swap" agreements with Webster Bank to fix a total of $16,000,000 of its senior debt with the bank. The agreements fix the variable LIBOR rate portion of the debt at 6.57%, 5.28% and 5.00%, respectively. Under the Company's loan agreement with the bank, the current applicable margin is 1.75% resulting in a total fixed rate of 8.32%, 7.03% and 6.75% for each respective agreement for the contract period. The margin is subject to change based on the Company's performance as outlined in the loan agreement with Webster Bank.

         b) The Company adopted SFAS No. 133 and No. 137 on November 1, 2001. Such instruments are considered hedges under SFAS No. 133 and 137. Since the instrument is intended to hedge against variable cash flows, it is considered a cash flow hedge. As a result, the change in the fair value of the derivative will be recognized as comprehensive income (loss) until the hedged item is recognized in earnings. Cumulatively, the fair value of the Company's three outstanding swaps decreased $973,537 during the year.

10.      STOCK OPTION PLANS

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

         On April 2, 1998 the Company's shareholders approved the 1998 Incentive and Non Statutory Stock Option Plan (the "1998 Plan"). The 1998 plan was amended by shareholder approval on October 5, 2000. This plan provides for issuance of up to 1,500,000 options to purchase the Company's common stock under the administration of the compensation committee of the Board of Directors. The intent of the plan is to reward options to officers, employees, directors, and other individuals providing services to the Company. During fiscal 2001 and 2000, 183,103 and 870,000 options were issued under this plan, respectively.

         The following table illustrates the Company's issuances of stock options and outstanding stock option balances during the last three fiscal years:
                                                             Weighted-
                                               Option        Average
                                              (Shares)      Exercise Price
                                           ---------------------------------
           Balance at October 31, 1998       2,415,018         $3.41
                  Granted                       48,200          3.13
                  Retired                     (540,000)         5.87
                  Exercised                    (36,000)         2.44
                                           ---------------------------------
           Balance at October 30, 1999       1,887,218         $2.71
                  Granted                      870,000          3.23
                  Exercised                     (5,000)         2.25
                  Expired                      (63,000)         3.27
           Balance at October 31, 2000       2,689,218         $2.79
                                           ---------------------------------
                  Granted                      183,103          3.12
                 Exercised                    (100,000)         2.27
                 Expired                      (104,000)         1.94
                                           --------------------------------
           Balance at October 31, 2001       2,668,321         $2.70
                                           ===========================

         The following table summarizes information pertaining to outstanding stock options as of October 31, 2001:

                                                       Weighted                            Weighted
      Exercise                           Remaining      Average                             Average
        Price        Outstanding        Contractual    Exercise        Exercisable          Exercise
        Range          Options                 Life        Price          Options            Price
------------------------------------------------------------------------------------------------------
   $2.19-$2.50         1,297,000            4.18           $2.47         1,228,000            $2.47
   $2.81-$3.38         1,256,321            7.49            3.19           430,452             3.11
   $3.50-$4.25           115,000            6.98            3.76            39,800             3.87
                  -----------------------------------------------------------------------------------
                       2,668,321            5.86           $2.70         1,698,252            $2.51
                  -----------------------------------------------------------------------------------

         Outstanding options include options issued under the 1993 Plan, the 1998 Plan and non-plan options. There were 1,698,252, 1,572,528, and 1,485,000 options exercisable at October 31, 2001, October 31, 2000, and October 30, 1999, respectively.

         The weighted average fair value of the options granted in 2001, 2000, and 1999 using the Black-Scholes option pricing model were $2.29, $1.63, and $2.11 per share, respectively.

11.      EMPLOYEE STOCK PURCHASE PLAN

         On June 15, 1999 the Company's shareholders approved the "Vermont Pure Holdings, Ltd. 1999 Employee Stock Purchase Plan." On January 1, 2001, employees commenced participation in the plan. The total number of the Company's common shares issued during the year under the plan was 62,415.

12.      ACCOUNTING FOR STOCK-BASED COMPENSATION

         During 2000, the Board of Directors voted to extend the exercise period for the options of the estate of a deceased employee and two directors that were leaving the Board. Consequently, compensation of $118,670 was recorded, representing the aggregate difference in market price on the date of the extension over the options exercise price.

         The Company has elected to follow Accounting Principles Board Opinion No.25, "Accounting for Stock Issues to Employees." Pro-forma information regarding net income and net income per share is presented below as if the Company had accounted for its employee stock options under the fair value method; such pro-forma information is not necessarily representative of the effects on reported net income for future years due primarily to the options vesting periods and to the fair value of additional options in future years.

         Had compensation cost for the option plans been determined using the methodology prescribed under the Black-Scholes option pricing model, the Company's income (loss) would have been $462,783 and $.02 in 2001; ($2,806,851) and ($.26) per share in 2000; and $3,307,489 and $.32 per share in 1999. Assumptions used for each of the three years were: expected dividend yield of 0%; risk free interest of 5.7% and expected life of 5 years. Expected volatility assumptions used were: 91% in 2001, 51% in 2000, and 79% in 1999.

13.      RETIREMENT PLAN

         The Company has a defined contribution plan which meets the requirements of section 401(k) of the Internal Revenue Code. All employees of the Company who are at least twenty-one years of age are eligible to participate in the plan. The plan allows employees to defer a portion of their salary on a pre-tax basis and the Company contributes 25% of amounts contributed by employees up to 6% of their salary. Company contributions to the plan amounted to $ 94,000, $ 44,000, and $34,000 for the years ended October 31, 2001, October 31, 2000, and October 30, 1999, respectively.

14.      OPERATING LEASES

         Future minimum rental payments over the terms of various lease contracts are approximately as follows:

                                            2002                1,509,000
                                            2003                1,458,000
                                            2004                1,250,000
                                            2005                1,141,000
                                            Thereafter          4,016,000

         Rent expense under all operating leases was $1,003,479, $533,974, and $413,217 for fiscal years ending October 31, 2001, October 31, 2000, and October 30, 1999, respectively.

15.     LEGAL PROCEEDINGS

        a) Trademark Infringement During 2001, the Company brought a civil suit against another company alleging that it was infringing on the Company's rights in a trademark. The parties negotiated a settlement in the matter in which the other company agreed to buy the trademark for $250,000 and the Company has agreed to dismiss the civil suit. The settlement was finalized in January 2002.

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

                  In an order dated April 11, 2001, the District Court granted Descartes' motion to dismiss the case. Subsequently, the parties have agreed to arbitrate the matter in the state of Florida at a time and place that has yet to be determined.


16.      RELATED PARTY TRANSACTIONS

         a) Directors and Officers
         -------------------------
         Three of the Company's major shareholders (former Crystal Rock shareholders) have employment contracts with the Company through October 5, 2005. Two are also directors. One contract entitles the shareholder to annual compensation of $25,000 as well as a leased Company vehicle. The other two contracts entitle the respective shareholders to annual compensation of $250,000 and other bonuses and benefits. The trustee of the Baker family trusts, which is a major shareholder of the Company, is also a director. Such trustee is also a principal in a law firm, to which the Company paid legal fees of $57,000 in 2001 and $10,000 in 2000.

         In addition, the Company paid consulting fees to a director of $22,000 in each of 2000 and 1999. This director resigned in October, 2000

         The Company leases a 72,000 square foot facility in Watertown, CT and a 22,000 square foot facility in Stamford, CT from a Baker trust. Annual rent payments for the ten year leases are as follows:

                                        First             Next
                                       5 Years           5 Years
                                       --------          --------
              Stamford                $216,000          $248,400
              Watertown               $360,000          $414,000

         b)   Investment in Voyageur
         ---------------------------
         The Company has an equity position in a software company named Computer Design Systems, Inc. (CDS), d/b/a Voyageur Software. One of the Company's directors is a member of the board of directors of CDS. The Company uses software designed, sold and serviced by CDS in its home and office delivery system to manage customer service, deliveries, inventory, billing and accounts receivable. The Company paid service fees to CDS during October 2000 totaling $2,031. During 2001, the Company paid $207,861 for service, $24,660 for software, and $61,790 for hardware. As of October 31, 2001, the Company holds a note from CDS entered into August 1, 1998 for the principal amount of $120,000 with accrued interest of $33,150. The note is scheduled to mature August 15, 2003. During 2001, the Company's share of CDS losses decreased its equity investment in CDS from $70,000 to $14,000, under the equity method of accounting..

17.       INCOME TAXES

         The Company has approximated $11 million of available loss carryforwards at October 31, 2001 expiring from 2005 through 2018.

         The major deferred tax asset (liability) items at October 31, 2001 and October 31, 2000 are as follows:

                                                            October 31,
                                                   -----------------------------
                                                       2001            2000
                                                   ------------    -------------
         Accounts receivable allowance..........$     206,000   $    209,000

         Amortization...........................    1,123,000        353,000
         Depreciation...........................   (1,440,000)    (1,228,000)
         Other..................................      105,000        186,000
         Net operating loss carryforwards.......    4,620,000      6,007,000
                                                    ---------       ---------
                                                   $4,614,000     $5,527,000
         Valuation allowance....................            -        973,000
                                                    ---------      ----------
         Deferred tax asset recorded...........    $4,614,000     $4,554,000
                                                    =========      =========


         The income tax expense (benefit) differs from the amount computed by applying the statutory tax rate to net income (loss) before income tax as follows:

                                                                     Year Ended
                                                        --------------------------------------
                                                        October 31,  October 30,   October 31,
                                                         2001           2000            1999
                                                       ---------   ------------    -----------
     Income tax benefit (expense) computed
     at the statutory rate........................$   (628,000)    $ 1,072,000    $   (546,000)
     Effect of permanent differences...............    (35,000)        (22,000)         (7,000)
     Effect of temporary differences...............   (250,000)          5,000         115,000
     Tax benefit of net operating losses..........           -               -         438,000
     Losses for which no benefit recorded.....               -      (1,055,000)              -
     Federal alternative minimum tax................   (65,000)              -               -
     State income taxes.............................  (535,000)              -               -
     Other..........................................  (140,000)              -               -
     Decrease in valuation allowance.................  973,000         769,000       1,793,000
                                                     ----------    ------------   -------------
     Income tax benefit (expense)...............  $   (680,000)    $   769,000    $  1,793,000
                                                     ==========    ============   =============

     The following is a composition of income tax expense:

                                                                           Year Ending:
                                                          --------------------------------------------------
                                                          October 31,       October 31,     October 30,
                                                          ----------------- --------------- ----------------
                                                               2001              2000            1999
                                                          ----------------- --------------- ----------------
     Current:
        Federal                                                 66,000              -                 -
        State                                                  674,000              -                 -
                                                          ----------------- --------------- ----------------
     Total current payable                                     740,000              -                 -
                                                          ----------------- --------------- ----------------

     Deferred:
        Federal                                                (60,000)      (769,000)       (1,793,000)
        State                                                        -              -                 -
                                                          ----------------- --------------- ----------------
     Total deferred tax expense (benefit)                      (60,000)       (769,000)       (1,793,000)
                                                          ----------------- --------------- ----------------

                                                          ----------------- --------------- ----------------
     Total Income tax expense  (benefit)                       680,000        (769,000)       (1,793,000)
                                                          ================= =============== ================

18.       MAJOR CUSTOMER AND CUSTOMER COMMITMENTS

         The Company's sales to a single customer, located in the greater metropolitan New York City area, were 16% of the total sales for the year ended October 31, 1999.

19.      EARNINGS PER SHARE

         As required by SFAS 128, the Company considers outstanding in-the-money stock options as potential common stock in its calculation of diluted earnings per share and uses the treasury stock method to calculate the applicable number of shares. The following calculation provides the reconciliation of the denominators used in the calculation of basic and fully diluted earnings per share:

                                                                                Year Ended
                                                       ----------------- ----------------- -----------------
                                                       October 31,       October 31,       October 30,
                                                       2001              2000              1999
                                                       ----------------- ----------------- -----------------
     Net Income (Loss)                                 $1,168,844        $(2,382,678)      $3,398,641
                                                       ================= ================= =================
     Denominator:
     Basic Weighted Average Shares Outstanding
                                                       20,447,609        10,992,995        10,279,377
     Effect of Stock Options                           203,630           -                 511,345
                                                       ----------------- ----------------- -----------------
     Diluted Weighted Average Shares Outstanding
                                                       20,651,239        10,992,995        10,790,722
                                                       ================= ================= =================
     Basic Earnings Per Share                          $.06              $(.22)            $.33
     Diluted Earnings Per Share                        $.06              $(.22)            $.31

         For the year ended October 31, 2000 potentially dilutive securities have not been included in the calculation of the denominator for the purposes of computing diluted earnings per share since the Company had a net loss that year and the inclusion of additional potential shares of common stock would have been anti-dilutive. The additional shares issued if outstanding options were exercised net of repurchased shares at the yearly average price amount to 402,401.

20.       UNAUDITED QUARTERLY FINANCIAL DATA

         The Company's unaudited quarterly financial data for the last two fiscal years is as follows:

         Fiscal 2001                                          For the quarter ending:
                                                              -----------------------
     (000's of $ except  earnings  per  January 31,       April 30,         July 31,         October 31,
     share)                             2001              2001              2001             2001
                                        ---------------- ----------------- ---------------- ----------------
     Net Sales                          $14,219          $15,546           $18,974          $18,432
     Gross Profit                       $7,991           $8,619            $10,486          $10,273
     Net Income                         $24              $74               $1,009           $62
     Earnings per Share:
     Basic                              $.00             $.00              $.05             $.00
     Diluted                            $.00             $.00              $.05             $.00


         Fiscal 2000                                          For the quarter ending:
                                                              -----------------------
     (000's of $ except  earnings  per  January 29,      April 30,         July 31,         October 31,
     share)                             2000             2000              2000             2000
                                        ---------------- ----------------- ---------------- ----------------
     Net Sales                          $6,424           $8,225            $10,158          $10,318
     Gross Profit                       4,112            4,969             5,483            5,854
     Net (Loss)                         (91)             (88)              (59)             (2,144)
     (Loss) per Share:
     Basic                              $.00             $(.01)            $(.01)           $(.20)
     Diluted                            $.00             $(.01)            $(.01)           $(.20)

21.      CONCENTRATION OF CREDIT RISK

         The Company maintains their cash accounts at various financial institutions. The balances at times may exceed federally insured limits. At October 31, 2001, the Company had cash in deposits exceeding the insured limit by approximately $700,000.

22.      SUBSEQUENT EVENTS
         ------------------

         Acquisition Financing
         ----------------------
         On November 1, 2001, the Company acquired substantially all of the assets of Iceberg Springs Water, Inc. for total consideration valued at $5,700,000, of which $600,000 was paid in cash, 4,395,373 in debt and assumed liabilities and $704,627 by the issuance of 213,912 shares of the Company's common stock. The acquired assets were merged into the Company's home and office operations in Connecticut.

         Tax Audit

         On October 31, 2001 the Company was in the process of being audited by the State of New York (the "State") concerning compliance with the State's sales and use tax regulations for the period March 1, 1997 to August 31, 2000. The Company conducts a significant amount of its business in the State. The State has informed the Company that it may have underpaid these taxes by $282,000. The Company does not believe that this estimate is accurate and is working with the State to ascertain the amount, if any, that is due.

         To date, no additional tax has been assessed. If or when it is probable that an estimated assesment is due, the Company will reconize the
         liability.                                  .

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item is incorporated by reference from the Proxy Statement for the Company's Annual Meeting of Stockholders scheduled to be held April 9, 2002.

ITEM 11. EXECUTIVE COMPENSATION.

         The information required by this Item is incorporated by reference from the Proxy Statement for the Company's Annual Meeting of Stockholders scheduled to be held April 9, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this Item is incorporated by reference from the Proxy Statement for the Company's Annual Meeting of Stockholders scheduled to be held April 9, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Item is incorporated by reference from the Proxy Statement for the Company's Annual Meeting of Stockholders scheduled to be held April 9, 2001.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

a) The Company did not file any reports on Form 8-K during the quarter ended October 31, 2001.

b)       The following documents are filed as part of this report:

         Financial Statements and Financial Statement Schedules.

                  Reference is made to the Index to Financial Statements included in Item 7 of Part II hereof, where such documents are listed.

         Exhibits as required by Item 601 of Regulation S-K:

       Exhibit
       Number             Description
      -------     --------------------------------------------------------------
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

       Exhibit
       Number             Description
      -------     --------------------------------------------------------------
       3.1        Certificate of Incorporation of the Company.  (Incorporated by
                  reference to Exhibit B to Appendix A to the Proxy Statement included in the S-4 Registration Statement.)

       3.2 Certificate of Amendment of Certificate of Incorporation of the Company filed October 5, 2000. (Incorporated by reference to Exhibit 4.2 of the Merger 8-K.)

       3.3 By-laws of the Company. (Incorporated by reference from Exhibit 3.3 to Form 10-Q for the Quarter Ending July 31, 2001.)

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

       Exhibit
       Number             Description
      -------     --------------------------------------------------------------
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

       10.13 Lease of Building in Stamford, Connecticut from Henry E. Baker. (Incorporated by reference to Exhibit 10.23 of the S-4 Registration Statement.)

       10.14 Amended and Restated Loan and Security Agreement between the Company and Webster Bank dated November 1, 2001.

       10.15      Term Note from the  Company to Webster  Bank dated  October 5,
                  2000

       10.16 Subordinated Note from the Company to Henry E. Baker dated October 5, 2000. (Incorporated 10.16 by reference to Exhibit
                  10.16 of Form 10-K for the year ending October 31, 2000.)

       Exhibit
       Number             Description
      -------     --------------------------------------------------------------
       10.17      Subordinated Note from the Company to Joan Baker dated October
                  5, 2000.  (Incorporated  by reference to Exhibit 10.17 of Form
                  10-K for the year ending October 31, 2000.)

       10.18 Subordinated Note from the Company to John B. Baker dated October 5, 2000. (Incorporated 10.18 by reference to Exhibit
                  10.18 of Form 10-K for the year ending October 31, 2000.)

       10.19 Subordinated Note from the Company to Peter K. Baker dated October 5, 2000. (Incorporated by reference to Exhibit 10.19 of Form 10-K for the year ending October 31, 2000.)

       10.20 Subordinated Note from the Company to Ross S. Rapaport, Trustee, dated October 5, 2000. (Incorporated by reference to
                  Exhibit 10.20 of Form 10-K for the year ending October 31, 2000.)

       10.21      Reaffirmation of Subordination and Pledge Agreement from Henry
                  E. Baker to Webster Bank dated November 1, 2001.

       10.22 Reaffirmation of Subordination and Pledge Agreement from Joan Baker to Webster Bank dated November 1, 2001.

       10.23      Reaffirmation of Subordination  and Pledge Agreement from John
                  B. Baker to Webster Bank dated November 1, 2001.

       10.24      Reaffirmation of Subordination and Pledge Agreement from Peter
                  K. Baker to Webster Bank dated November 1, 2001.

       10.25      Reaffirmation of Subordination  and Pledge Agreement from Ross
                  S. Rapaport, Trustee, to Webster Bank dated November 1, 2001.

       10.26      Agreement    between   Vermont   Pure   Springs,    Inc.   and
                  Zuckerman-Honickman Inc. dated October 15, 1998. (Incorporated by reference to the S-4 Registration Statement.

       10.27      Term Note from the Company to Webster  Bank dated  November 1,
                  2001.

       10.28 Amended and Restated Revolving Line of Credit Note between the Company and Webster Bank.

       21         Subsidiaries of the Registrant

       23.1       Consent of Independent Auditors

         *  Relates to compensation

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Vermont Pure Holdings, Ltd. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           VERMONT PURE HOLDINGS, LTD.

                           By: /s/ Timothy G. Fallon
                           -----------------------------------------------------
Dated: January 29, 2002    Timothy G.Fallon, Chief Executive Officer, President,
                           and Chairman of the Board of Directors

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                   Title                                    Date
----                   -----                                    ----

/s/ Timothy G. Fallon  Chief Executive Officer and Chairman of the
---------------------  Board of Directors                       January 29, 2002
Timothy G. Fallon

/s/ Henry E. Baker     Director, Chairman Emeritis              January 29, 2002
---------------------
Henry E. Baker

/s/ Peter K. Baker     President and Director                   January 29, 2002
-------------
Peter K. Baker

/s/Phillip Davidowitz  Director                                 January 29, 2002
---------------------
Phillip Davidowitz

/s/ Robert C. Getchell Director                                 January 29, 2002
----------------------
Robert C. Getchell

/s/ Carol R. Lintz     Director                                 January 29, 2002
------------------
Carol R. Lintz

/s/ David R. Preston   Director                                 January 29, 2002
---------------------
David R. Preston


/s/ Ross S. Rapaport   Director                                 January 29, 2002
--------------------
Ross S. Rapaport

/s/ Norman E. Rickard  Director                                 January 29, 2002
---------------------
Norman E. Rickard

                                                                January 29,2002
/s/ Beat Schlagenhauf  Director
---------------------
Beat Schlagenhauf


/s/ Bruce S. MacDonald Chief Financial Officer and Secretary     January 29,2002
----------------------
Bruce S. MacDonald

                     EXHIBITS TO VERMONT PURE HOLDINGS, LTD.
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2001
                             Exhibits Filed Herewith


          Exhibit
          Number           Description
          -------          ------------------
          10.14            Amended  and  Restated  Loan and  Security  Agreement
                           between the Company and Webster  Bank dated  November
                           1, 2001

          10.21 Reaffirmation and Subordination and Pledge Agreement from Henry E. Baker to Webster Bank dated November 1, 2001.

          10.22 Reaffirmation of Subordination and Pledge Agreement from Joan Baker to Webster Bank dated November 1, 2001.

          10.23 Reaffirmation of Subordination and Pledge Agreement from John B. Baker to Webster Bank dated November 1, 2001.

          10.24 Reaffirmation of Subordination and Pledge Agreement from Peter K. Baker to Webster Bank dated November 1, 2001.

          10.25 Reaffirmation of Subordination and Pledge Agreement from Ross S. Rapaport, Trustee to Webster Bank dated November 1, 2001.

          10.27            Term Note from the  Company  to  Webster  Bank  dated
                           November 1, 2001.

          10.28 Amended and Restated Revolving Line of Credit Note between the Company and Webster Bank.

          21               Subsidiaries of the Registrant

          23.1             Consent of Independent Auditors