Form 10-Q
period 2002-01-31
VERMONT PURE HOLDINGS LTD/DE
filed 2002-03-18
CIK 1123316

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended January 31, 2002
                          Commission File No. 000-31797

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

                  Yes        X                                No        ____
                      ---------------                            ------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                 Outstanding at
                  Class                                          March 14, 2002
                  -----                                         ----------------

Common Stock, $.001 Par Value                                     21,084,743

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                                      INDEX
                                                                     Page Number
Part I - Financial Information

         Item 1.  Financial Statements

                      Consolidated Balance Sheets as of
                      January 31, 2002 (unaudited) and
                      October 31, 2001                                        3

                      Consolidated Statements of Operations
                      (unaudited) for the Three Months ended
                      January 31, 2002 and 2001                               4

                      Consolidated Statements of Cash Flow
                      (unaudited) for the Three Months ended
                      January 31, 2002 and 2001                               5

                      Notes to Consolidated Financial Statements
                      (unaudited)                                          6-10

         Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations                                          11-15

         Item 3.      Quantitative and Qualitative Disclosures
                      About Market Risk                                   16-17

         Part II - Other Information                                      18-22

         Item 1.      Legal Proceedings

         Item 2.      Changes in Securities

         Item 3.      Defaults upon Senior Securities

         Item 4.      Submission of Matters to a Vote of Security Holders

         Item 5.      Other Information

         Item 6.      Exhibits and Reports on Form 8-K

         Signature                                                           23

               VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                                                                                 January 31,              October 31,
                                                                                    2002                     2001
                                                                            -------------------       ------------------
                                                                                (unaudited)
                                  ASSETS
CURRENT ASSETS:
        Cash and cash equivalents                                           $          760,290        $       1,099,223
        Accounts receivable - net of allowance                                       7,053,826                7,470,152
        Inventories                                                                  3,719,317                3,147,985
        Current portion of deferred tax asset                                        2,313,000                2,313,000
        Other current assets                                                         1,209,148                2,297,358
                                                                            -------------------       ------------------
          TOTAL CURRENT ASSETS                                                      15,055,581               16,327,718
                                                                            -------------------       ------------------
PROPERTY AND EQUIPMENT - net of accumulated depreciation                            22,763,588               21,231,954
                                                                            -------------------       ------------------
OTHER ASSETS:
        Intangible assets - net of accumulated amortization                         71,250,128               66,100,712
        Deferred tax asset                                                           2,301,000                2,301,000
        Other assets                                                                   319,257                  255,046
                                                                            -------------------       ------------------
          TOTAL OTHER ASSETS                                                        73,870,385               68,656,758
                                                                            -------------------       ------------------

TOTAL ASSETS                                                                $      111,689,554        $     106,216,430
                                                                            ===================       ==================

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
        Accounts payable                                                    $        2,539,072        $       4,102,235
        Current portion of customer deposits                                           164,055                  155,943
        Accrued expenses                                                             2,793,047                3,291,923
        Unrealized loss on derivatives                                                 811,792                  973,537
        Line of credit                                                               2,788,093                        -
        Current portion of long term debt                                            4,190,128                3,560,128
                                                                            -------------------       ------------------
          TOTAL CURRENT LIABILITIES                                                 13,286,187               12,083,766

        Long term debt                                                              50,535,981               47,851,386
        Customer deposits                                                            2,570,199                2,443,100
                                                                            -------------------       ------------------
          TOTAL LIABILITIES                                                         66,392,367               62,378,252
                                                                            -------------------       ------------------
STOCKHOLDERS' EQUITY:
        Preferred stock - $.001 par value, 500,000 authorized shares, none issued and outstanding Common stock - $.001 par value, 50,000,000 authorized shares, 21,073,735 issued and outstanding
        shares at January 31, 2002 and 20,767,670 at October 31, 2001                   21,074                   20,768
        Paid in capital                                                             56,549,516               55,562,599
        Accumulated deficit                                                        (10,461,611)             (10,771,652)
        Other comprehensive loss                                                      (811,792)                (973,537)

                                                                            -------------------       ------------------
          TOTAL STOCKHOLDERS' EQUITY                                                45,297,187               43,838,178
                                                                            -------------------       ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $      111,689,554        $     106,216,430
                                                                            ===================       ==================

                 See notes to consolidated financial statements

           VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           Three months ended
                                                                                January 31,
                                                                   -------------------------------------
                                                                          2002                2001
                                                                   -----------------   -----------------
                                                                                 (unaudited)

SALES                                                              $     15,187,165     $    14,218,724

COST OF GOODS SOLD                                                        6,730,615           6,227,265
                                                                   -----------------   -----------------
GROSS PROFIT                                                              8,456,550           7,991,459
                                                                   -----------------   -----------------
OPERATING EXPENSES:
          Selling, general and administrative expenses                    6,067,766           5,415,031
          Advertising expenses                                              822,303             578,060
          Amortization                                                       58,050             634,444
                                                                   -----------------   -----------------
TOTAL OPERATING EXPENSES                                                  6,948,119           6,627,535
                                                                   -----------------   -----------------
INCOME  FROM OPERATIONS                                                   1,508,431           1,363,924
                                                                   -----------------   -----------------
OTHER INCOME (EXPENSE):
          Interest                                                       (1,185,169)         (1,343,607)
          Miscellaneous                                                     203,700               3,500
                                                                   -----------------   -----------------
TOTAL OTHER                                                                (981,469)         (1,340,107)
                                                                   -----------------   -----------------
INCOME BEFORE INCOME TAXES                                                  526,962              23,817
                                                                   -----------------   -----------------
INCOME TAX EXPENSE                                                         (216,921)                  -
                                                                   -----------------   -----------------
NET INCOME                                                         $        310,041    $         23,817
                                                                   -----------------   -----------------
NET INCOME PER SHARE - BASIC                                       $           0.01     $          0.00
                                                                   =================   =================
NET INCOME PER SHARE - DILUTED                                     $           0.01     $          0.00
                                                                   =================   =================
Weighted Average Shares Used in Computation - Basic                      21,060,348          20,167,773
                                                                   =================   =================
Weighted Average Shares Used in Computation - Diluted                    22,021,469          20,216,865
                                                                   =================   =================

                 See notes to consolidated financial statements

                         VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                     Three months ended
                                                                                                         January 31,
                                                                                               --------------------------------
                                                                                                    2002             2001
                                                                                               ---------------  ---------------
                                                                                                           (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                                     $ 310,041         $ 23,817
     Adjustments to reconcile net income (loss) to net cash used in operating activities:

       Depreciation                                                                                 1,032,062          849,534
       Amortization                                                                                    58,051          634,443
       Gain on disposal of property and equipment                                                     (19,475)          (3,500)
       Non cash compensation                                                                           52,400                -

     Changes in assets and liabilities (net of effect of acquisitions):
       Accounts receivable                                                                            416,326          207,915
       Inventory                                                                                     (571,332)        (755,325)
       Other current assets                                                                         1,118,317          (30,622)
       Other  assets                                                                                  (64,211)        (230,437)
       Accounts payable                                                                            (1,563,164)      (1,229,657)
       Customer deposits                                                                              (60,162)          59,374
       Accrued expenses                                                                              (498,877)        (565,572)
                                                                                               ---------------  ---------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                                   209,976       (1,040,030)
                                                                                               ---------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property, plant and equipment                                                     (1,914,721)        (671,676)
     Proceeds from sale of money market investment                                                          -        3,301,064
     Proceeds from sale of fixed assets                                                                20,000            3,500
     Cash used for acquisitions - net of cash acquired                                             (4,987,073)               -
                                                                                               ---------------  ---------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                                (6,881,794)       2,632,888
                                                                                               ---------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds of line of credit                                                                     2,788,093        2,175,000
     Proceeds from debt                                                                             4,200,000                -
     Principal payments of debt                                                                      (885,404)      (3,881,877)
     Exercise of stock options                                                                        133,150                -
     Sale of common stock                                                                              97,046               20
                                                                                               ---------------  ---------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                                 6,332,885       (1,706,857)
                                                                                               ---------------  ---------------
NET DECREASE  IN CASH                                                                                (338,933)        (114,000)

CASH AND CASH EQUIVALENTS - Beginning of year                                                       1,099,223        1,408,158
                                                                                               ---------------  ---------------
CASH AND CASH EQUIVALENTS - End of period                                                           $ 760,290      $ 1,294,158
                                                                                               ===============  ===============


                 See notes to consolidated financial statements

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.        BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. The results have been determined on the basis of generally accepted accounting principles and practices applied consistently with the Annual Report on Form 10-K of Vermont Pure Holdings, Ltd. (the "Company") for the year ended October 31, 2001.

          Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto incorporated by reference from the Company's Annual Report on Form 10-K for the year ended October 31, 2001.

2.        NEW ACCOUNTING PRONOUNCEMENTS ADOPTED

          In July 2001, the Financial Accounting Standards Board issued, Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Effective November 1, 2001, the Company elected early adoption of SFAS No. 142. SFAS No. 142 eliminates the amortization for goodwill and other intangible assets with indefinite lives. Intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. SFAS No. 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If an impairment is indicated, then the implied fair value of the reporting unit's goodwill is determined by allocating the unit's fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying value over its implied fair value. The Company will conduct the initial test of the carrying value of its goodwill, as required by SFAS No. 142, during the second quarter of fiscal 2002. If a portion of the Company's goodwill or intangible assets is impaired, then the Company will have to include an impairment charge on its statement of operations which will have the effect of reducing net income.

          In accordance with SFAS No. 142, the Company discontinued amortization of goodwill effective November 1, 2001. The pro forma effects of the adoption of SFAS No. 142 on net income and basic and diluted earnings per share are as follows:


                                         January 31, 2002      January 31, 2001
                                         ----------------      ----------------

Net income, as reported                        $310,041            $ 23,817

Intangible amortization net of $0 tax                 -             609,612
                                               --------            --------

Net income, pro forma                          $310,041            $633,429
                                               ========            ========



Basic earnings per share:

Net income, as reported                            $.01                $.00

Intangible amortization net of $0 tax                 -                 .03
                                                 ------             -------

Net income, pro forma                              $.01                $.03
                                                   ====                ====



Diluted earnings per share:

Net income, as reported                            $.01                $.00

Intangible amortization net of $0 tax                 -                 .03
                                                  -----               -----

Net income, pro forma                              $.01                $.03
                                                   ====                ====


3.        NEW ACCOUNTING PRONOUNCEMENTS

          The Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board took definitive action on two issues during 2001 that potentially affect the Company's accounting policies. The issues relate to "Accounting for Certain Sales Incentives" (EITF 00-14) and "Vendor Income Statement Characterization of Consideration Paid to the Reseller of the Vendors Products" (EITF 00-25). The Company is required to implement these pronouncements in the second quarter of fiscal 2002. The implementation of the pronouncement is expected to reduce sales and decrease operating expenses. The Company does not expect net income to be effected.

4.        SEGMENTS

          During the first quarter of fiscal 2002, the Company started accounting for its business in two separate segments, "retail" and "home and office." Reorganization and integration of operations in fiscal year 2001 has resulted in management's preparation of more detailed information to evaluate these businesses.

          The segments are identifiable based on the types of products and their distribution channels.

          Home and Office - characterized by the sale of five gallon bottles of water and water coolers delivered by the Company's trucks and employees, and other products that are sold through this distribution channel which are ancillary to the primary product, such as office refreshments.

          Retail - characterized by the sale of water in small, portable containers that are constructed from clear PET plastic. Bottle sizes range from 8 oz. to 1.5 L. These products are sold to wholesale beverage distributors, supermarkets, and convenience stores.

          The Company allocates costs directly when possible and uses various applicable allocation methods to allocate shared costs such as insurance. Costs incurred by the holding company have not been allocated and are accounted for as "Corporate" for the purposes of reconciling to net income before taxes. There are no inter-segment revenues for the period reported.

          For the three months ending January 31, 2002 and 2001:

                                      Home & Office            Retail              Corporate                 Total
     (000's $)                       2002       2001       2002      2001       2002        2001        2002        2001
                                     ----       ----       ----      ----       ----        ----        ----        ----
     Sales                           $11,555    $11,232    $3,632    $2,987                             $15,187     $14,219
     Cost of Goods Sold                4,466      4,461     2,265     1,766                               6,731       6,227
                                       -----      -----     -----     -----                               -----       -----
     Gross Profit                      7,089      6,771     1,367     1,221                               8,456       7,992
     Operating Expenses                4,884      5,019     1,381     1,068        $683        $541       6,948       6,628
                                       -----      -----     -----     -----        ----        ----       -----       -----
     Operating Income                  2,205      1,752       (14)      153        (683)       (541)      1,508       1,364
     Interest (Expense)                                                          (1,185)     (1,344)     (1,185)     (1,344)
     Other Income                                     4       204                                           204           4
                                   ---------- ---------- --------- --------- ----------- ----------     -------    --------
     Income Before Taxes              $2,205     $1,756      $190      $153    $(1,868)    $(1,885)        $527         $24
                                   ========== ========== ========= ========= =========== ==========     ========   =========

5.       MERGERS AND ACQUISITIONS

         On November 1, 2001, the Company acquired substantially all the assets of Iceberg Springs Water, Inc. The acquired assets were merged into the Company's home and office operations in Connecticut.

         The purchase price paid for Iceberg Springs Water, Inc. is as follows:

         Cash                                                       $ 4,833,856
         Issuance of Common Stock                                       704,627
                                                                   -------------
         Total                                                      $ 5,538,483
                                                                   =============

          Goodwill from the acquisition has been calculated as follows:

          Purchase Price                                            $ 5,538,483
          Fair Value of Assets Acquired                              (1,314,481)
          Fair Value of Liabilities Assumed                             195,373
          Acquisition Costs                                             158,374
                                                                   -------------
          Goodwill                                                  $ 4,577,749
                                                                   =============

          The stock price of Vermont Pure for purposes of the  acquisition was $
          3.29 per share. As a result, the number of Vermont Pure Holdings common shares issued was 213,912.

          The following table summarizes the pro forma consolidated results of operations (unaudited) of the Company for the respective quarters ending January 31, 2002 and 2001 as though the acquisition had been consummated at the beginning of the periods presented:

                                                                               Three Months Ended
                                                                      January 31, 2002       January 31, 2001
                 Total Revenue                                            $ 15,187,165           $14,916,433
                 Net Income (Loss)                                             310,041                50,725
                 Net  Income (Loss) Per Share                                     0.01                   .00
                 Weighted Average Number Of Shares                          21,060,348            20,381,685
                                                                            ==========            ==========

6.        DEBT

          During the three months ending January 31, 2002 the Company borrowed $2,788,000 from its working capital line of credit with Webster Bank. As of January 31, 2002 the total obligation outstanding under this facility was $2,788,000. The line of credit has a limit of $5,000,000 and matures on October 5, 2002. In addition, letters of credit totaling $515,188 secured by the line were issued on the Company's behalf, reducing the availability of the line by that amount. Webster Bank also agreed to modify its lending agreement with the Company in order to provide $4,200,000 of additional debt to facilitate the acquisition of Iceberg Springs Water, Inc. (see note 5).

          Based on the Company's 2001 year end results, its applicable margin on the outstanding facilities from Webster decreased 25 basis points effective March 1, 2002. On March 15, 2002, the Bank approved an amendment to the Loan and Security Agreement to allow $1,800,000 of capital expenditures to be excluded from capital expenditures under the debt service covenant effective January 30, 2002.

7.       COMPREHENSIVE INCOME

         The following table shows the comprehensive transactions for the three months ending January 31, 2002 and January 31, 2001:

                                              January 31, 2002  January 31, 2001
                                              ----------------  ----------------

         Net Income                            $ 310,041           $  23,817
         Other Comprehensive Income (Loss)
              Unrealized  gains on derivatives
              designated as cash flow hedges.    161,745                   -
                                              ----------------  ----------------
         Comprehensive  Income                 $ 471,086           $  23,817
                                              ================  ================

8.       EMPLOYEE STOCK PURCHASE PLAN

         On June 15, 1999 the Company's shareholders approved the "Vermont Pure Holdings, Ltd. 1999 Employee Stock Purchase Plan." On January 1, 2001, employees commenced participation in the plan. The total number of shares issued under this plan during the three months ending January 31, 2002 was 28,048.

9.       EARNINGS PER SHARE AND WEIGHTED AVERAGE SHARES

         The Company considers outstanding in-the-money stock options as potential common stock in its calculation of diluted earnings per share and uses the treasury stock method to calculate the applicable number of shares. The following calculation provides the reconciliation of the denominators used in the calculation of basic and fully diluted earnings per share:

                                                   Three months ending
                                                   -------------------
                                             January 31,            January 31,
                                               2002                    2001
                                               ----                     ----
         Net Income                        $   310,041          $     23,817
                                           -----------          ------------
         Denominator:
         Basic Weighted Average Shares
              Outstanding                   21,060,348            20,167,773
         Effect of Stock Options               961,148                49,092
                                            ------------        -------------
         Diluted Weighted Average Shares
              Outstanding                   22,021,496            20,216,865
                                            ------------        -------------
         Basic Earnings Per Share                 $.01                  $.00
         Diluted Earnings Per Share               $.01                  $.00

PART I - Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto as filed in the Company's Annual Report on Form 10-K of Vermont Pure Holdings, Ltd. (the "Company") for the year ended October 31, 2001.

                           Forward-Looking Statements

When used in the Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, the words or phrases "will likely result," "the Company expects," "will continue," "is anticipated," "estimated," "project," "outlook," or similar expressions are intended to identify
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Among these risks are water supply and bottling capacity constraints in the face of significant growth, dependence on outside distributors, and reliance on commodity price fluctuations as they influence raw material pricing. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

                              Results of Operations

During 2001, the Company integrated and consolidated operations as a result of the Crystal Rock merger in October 2000. This process effectively created operating segments that are defined by the kind of product and its distribution channel; specifically a home and office segment and a retail segment. Accordingly, over that time, management has developed reporting that evaluates the Company by these segments. Starting with the first quarter of 2002, the Company has incorporated this segmental reporting into its financial statements as a means for readers to evaluate the Company more closely. For the purposes of segmental reporting, management has allocated all costs for which there is a justifiable basis of allocation but has maintained administrative and interest charges incurred by the holding company in a "corporate" classification.

Sales - Sales for the first quarter of fiscal year 2002 were $15,187,000 compared to $14,219,000 for fiscal year 2001, an increase of $968,000, or 7%.

Sales for the home and office segment for the first quarter of fiscal 2002 were $11,555,000 compared to the combined total of $11,232,000 for the corresponding period of fiscal year 2001, an increase of $323,000 or 3%. The increase is primarily the result of consistent market demand for water and coolers and higher average selling prices. Sales also increased as a result of an acquisition completed November 1, 2001 in the Company's core Connecticut market. Of the total home and office segment sales for the quarter, water sales totaled

$5,498,000, an increase of 9% from the same period a year ago and equipment rental was $2,208,000, an increase of 12% over the combined total for same period a year ago. Sales growth in this segment was reduced by a significant decrease in demand for certain other products sold in the home and office distribution system including coffee and the ancillary products associated with it. Sales of coffee and other products were $3,849,000, a decrease of 9% compared to the same period a year ago. The decrease in coffee and related products is attributable to an unseasonably warm winter in the Company's market area.

Sales for the retail segment for the first quarter of fiscal 2002 were $3,632,000 compared to a combined total of $2,987,000 for the corresponding period of fiscal year 2001, an increase of $645,000 or 22%. For the first quarter of the fiscal year, sales of private label brands increased 89% compared to the first quarter a year ago. Growth of private label brands reflects both new account acquisitions and market share gain in the established customer base during the period. Sales of the Vermont Pure and Hidden Spring brands decreased 9% and 20% compared to the first quarter a year ago, respectively. The decrease was attributable to increased competition in established markets. Average selling prices of retail-size products for the three months ending January 31, 2002 were the same as the corresponding period in fiscal year 2001.

Cost of Goods Sold/Gross Profit - For the first three months of fiscal 2002, cost of goods sold was $6,731,000 compared to $6,227,000 for the same period in fiscal 2001, or an increase of 8%. Gross profit for the first quarter was $8,456,000 compared to $7,992,000 for the corresponding period a year ago. Both years' results, as a percentage of sales, were 56%. Gross profit for the home and office segment was $7,089,000, or 61% of sales, in the first quarter of fiscal 2002 compared to $6,771,000, or 60% of sales, for the comparable period in 2001. The increase in gross profit was primarily due to generally higher sales volume and an increase in average selling price. The increase in average selling price also affected the increase in the gross profit as a percentage of sales. Gross profit for the retail segment was $1,367,000, or 38% of sales, in the first quarter of fiscal 2002 compared to $1,221,000, or 41% of sales, for the comparable period in 2001. The increase in gross profit, in absolute terms, was the result of higher sales volume, while gross profit, as a percentage of sales, decreased as the result of production inefficiencies temporarily experienced during the installation of additional bottling equipment. The installation period will extend into the second quarter of fiscal 2002.

Operating Expenses - For the first three months of fiscal year 2002 compared to the corresponding period in fiscal year 2001, total operating expenses were $6,948,000 and $6,628,000, respectively, an increase of $320,000. Selling, general and administrative expenses ("SG&A") increased by $653,000, or 10%, for the first quarter of fiscal 2002 compared to the corresponding period a year ago. The increase in SG&A expenses was primarily due to increased sales for the period and increases to administrative infrastructure required to support future sales in the home and office segment and corporate public entity operations. Advertising and promotional expense increased $244,000, or 42%, during the first quarter of 2002 compared to the corresponding period a year earlier. The Company's advertising and promotion expenses are predominantly associated with sales in the retail segment. On a per case basis, advertising and promotional costs increased to $1.04 in the first quarter of fiscal 2002 from $.67 in the comparable period of 2001. Higher advertising and promotional expense incurred in the retail segment in the first quarter was a result of slotting fees and is expected to benefit the Company through the rest of the fiscal year. Advertising and promotional costs in the retail segment in 2002 are expected to be comparable to 2001 for the full fiscal year. For the first quarter of fiscal year 2002, amortization decreased $577,000 to $58,000 from $635,000 for the same period a year ago. Amortization decreased because the Company implemented Statement of Financial Accounting Standards No. 142 in the first quarter of 2002 which stipulates that goodwill will not be amortized. All amortization is accounted for in the home and office segment. The pronouncement also stipulates that goodwill will be assessed periodically for impairment. The Company is currently undertaking that process. Other intangible assets continue to be amortized on schedule.

Income from Operations - Income from operations for the first three months of fiscal 2002 was $1,508,000 as compared to $1,364,000 for the corresponding period last year, an improvement of $144,000, or 11%. The increased income is primarily the result of higher sales and lower operating expenses. The reduction of operating expenses is due to the substantial decrease in amortization discussed above. Income from operations in the home and office segment increased to $2,205,000 in the first quarter of 2002 from $1,752,000 in the first quarter of 2001 primarily because of the decrease in amortization expense. Income from operations in the retail segment decreased to a loss of $14,000 in the first quarter of 2002 compared to income of $153,000 in the first quarter of 2001. The decrease in this segment is attributable to the increase in advertising and promotion expense for the period.

Other Income/Expense - Interest expense decreased $158,000 to $1,185,000 in the first quarter of fiscal 2002 from $1,344,000 in the first quarter of fiscal year 2001. The decrease in interest expense was a result of significantly lower interest rates on the Company's senior debt. As of January 31, 2002, the Company had $16,000,000 outstanding under its senior facility at a variable rate. The variable rate is determined by adding 1.75% to the 30 day LIBOR rate. The 30 day LIBOR rate was 1.83% and 5.62% at the end of January, 2002 and 2001, respectively. The lower variable rate more than offset increased interest (at 30 day LIBOR plus 2.75%) on $4.2 million borrowed for for the purchase of Iceberg Springs Water, Inc., a Connecticut based home and office products distributor, during the quarter. The Company also recognized $204,000 from the sale of a trademark, net of legal expenses incurred on the transaction.

Income Before Income Taxes - The Company's net income before taxes for the first three months of fiscal year 2002 was $527,000 compared to net income before taxes of $24,000 for the corresponding period last year. The increase of $503,000 is attributable to higher sales, decreased amortization and interest charges that more than offset increases in other operating expenses, and the one-time gain from the sale of the trademark, described in the preceding paragraph. As a result of this gain, income before taxes in the retail segment increased to $190,000 in the first quarter of 2002 from $153,000 in the first quarter of 2001.

Income Tax/Net Income - The Company accrued income tax expense at an effective rate of 40% for the quarter ending January 31, 2002. Based on the availability of tax loss carryforwards, the Company accrued no income taxes for the quarter ending January 31, 2001. Net income for the quarter was $310,000 in 2002 compared to $24,000 in 2001, an increase of $286,000.

Future Effects/Trends - In 2001, the Emerging Issues Task Force of the Financial Accounting Standards Board took definitive action on several issues relating to sales incentives and other consideration paid to resellers. The Company is required to implement these pronouncements in its second fiscal quarter. Although it has yet to determine the quantitative effect of implementation on financial results, the Company believes that the effect will decrease sales and decrease promotional costs in equal amounts from those that would have been booked prior to implementation. The Company does not expect these pronouncements to materially affect its net income.

                         Liquidity and Capital Resources

As of January 31, 2002 the Company had working capital of $1,769,000 compared to $4,244,000 on October 31, 2001. The decrease in working capital was a result of seasonal cash needs and capital expenditures associated with installation of a second bottling line for retail products in its Randolph facility. The Company borrowed $2,788,000 from its operating line of credit as a source of cash during the quarter for these needs.

Cash used for operating activities during the quarter was largely attributable to paying down accrued expenses and accounts payable during the quarter which management believes is a traditional seasonal trend in the business. In addition, cash was used to build up retail inventory. The seasonal inventory build up in preparation for the summer selling season occurred earlier than the prior year due to scheduled equipment installations.

The Company used $1,915,000 for equipment purchases. Approximately $1,260,000 of this amount was used for the installation of the second bottling line. This project was substantially completed during the quarter.

During the quarter, the Company paid $885,000 to make scheduled debt repayments to Webster Bank. To complete the $5,538,000 acquisition of Iceberg Springs Water, Inc., the Company borrowed $4,200,000 from Webster Bank during the quarter by amending its Loan and Security Agreement with the bank. The term of the loan is for five years and is to be repaid in equal monthly installments over that time. The additional borrowings are at an interest rate 100 basis points higher than the original term debt specified in the agreement. The Company also funded the acquisition with $634,000 of cash, stock valued at $705,000, and assumed liabilities of $195,000.

The Company's line of credit with Webster Bank has a limit of $5,000,000 and matures October 5, 2002. As of January 31, 2002, there was and outstanding balance of $2,788,000 as well as $750,000 committed for letters of credit. The Company expects that its cash on hand and the cash generated from its future operations combined with the operating line of credit with Webster Bank will provide sufficient capital for the current fiscal year. However, no assurance can be given that this will be the case and that adequate financing at reasonable interest rates will be secured if more cash is needed either prior to or subsequent to the maturity of the line of credit.

Effective January 30, 2002, the bank approved an amendment to the Loan and Security Agreement to allow $1,800,000 of non-recurring capital expenditures made during the last four fiscal quarters to expand bottling capacity to be excluded from capital expenditures under the debt service covenant defined in the agreement. The covenant is intended to measure the Company's capability to generate cash to cover repayment of debt and routine capital expenditures. If the agreement had not been amended, the Company would not have been in compliance with that covenant at the end of the quarter.

PART I - Item 3

     QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company's operations result primarily from changes in interest rates and commodity prices.

     Interest Rate Risks

     At January 31, 2002 the Company had approximately $16,000,000 of long term debt subject to variable interest rates. Under the loan and security agreement with Webster Bank the Company paid interest at a rate of LIBOR plus a margin of 1.75% through its first fiscal quarter. The margin is subject to change based on the Company's performance as outlined in the agreement with Webster Bank and decreased to 1.50% as of March 1, 2002. A hypothetical 100 basis increase in the LIBOR rate would result in an additional $161,000 of interest expense on an annualized basis. Conversely, a decrease would result in a proportionate interest cost savings.

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

     In aggregate, the Company has fixed the interest rate on this $16,000,000 of debt at 7.5% over the next two to three years. Currently, management believes that this is above market rates though the agreements are based on three year rate projections. They serve to stabilize the Company's cash flow and expense but ultimately may cost more or less in interest than if the Company had carried all of its debt at a variable rate over the swap term. Since significantly increasing its debt in October 2001, management's strategy has been to keep the fixed and variable portions of its senior debt approximately equal to offset and minimize the risks of rising and falling interest rates. Future low rates may compel management to fix the interest rate on a higher portion of the Company's debt in order to further stabilize cash flow and expenses.

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

     Coffee

     The cost of the Company's coffee purchases are dictated by commodity prices. The Company enters into contracts to mitigate market fluctuation of these costs by fixing the price for certain periods. Currently it has fixed the price of its anticipated supply through December 31, 2002 at "green" prices ranging from $.46 - $.57 per pound. The Company is not insulated from price fluctuations beyond that date. At existing sales levels, an increase in pricing of $.10 per pound would result in approximately $100,000 of additional cost annually to the Company. In this case, competitors that had fixed pricing might have a competitive advantage.

PART II - Other Information

Item 1 - Legal Proceedings

         None.

Item 2 - Changes in Securities

         (a)   None.

         (b)   None.

         (c) On November 1, 2001, the Company acquired substantially all of the assets of Iceberg Springs Water, Inc. for total consideration valued at $5,538,483, of which $633,856 was paid in cash, $4,395,373 in debt and assumed liabilities, and $704,627 by the issuance of 213,912 shares of the Company's common stock. The transaction was exempt from registration under the Securities Act of 1933 as a private placement under Section 4(2) thereof.

Item 3 - Defaults upon Senior Securities

         None.

Item 4 - Submission of Matters to a Vote of Security Holders
------

         None.

Item 5 - Other Information

         None.

Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits
Exhibit
Number    Description

2.1 Agreement and Plan of Merger and Contribution by and among Vermont Pure Holdings, Ltd., Crystal Rock Spring Water Company, VP Merger Parent, Inc., VP Acquisition Corp., and the stockholders named therein, dated as of May 5, 2000. (Incorporated by reference to Appendix A to the Form S-4 Registration Statement filed by Vermont Pure Holdings, Ltd., f/k/a VP Merger Parent, Inc., File No. 333-45226, on September 6, 2000 (the "S-4 Registration Statement").)

Exhibit
Number    Description

2.2 Amendment to Agreement and Plan of Merger and Contribution by and among Vermont Pure Holdings, Ltd., Crystal Rock Spring Water Company, VP Merger Parent, Inc., VP Acquisition Corp., and the stockholders named therein, dated as of August 28, 2000. (Incorporated by reference to Exhibit 2.1 of the S-4 Registration Statement.)

2.3 Amendment to Agreement and Plan of Merger and Contribution by and among Vermont Pure Holdings, Ltd., Crystal Rock Spring Water Company, VP Merger Parent, Inc., VP Acquisition Corp. and the stockholders named therein, dated as of September 20, 2000. (Incorporated by reference to Exhibit 2.2 of the Report on Form 8-K filed by the Company on October 19, 2000 (the "Merger 8-K").)

3.1       Certificate  of  Incorporation   of  the  Company.   (Incorporated  by
          reference to Exhibit B to Appendix A to the Proxy Statement in cluded in the S-4 Registration Statement.

3.2 Certificate of Amendment of Certificate of Incorporation of the Company filed October 5, 2000. (Incorporated by reference to Exhibit
          4.2 of the Merger 8-K.)

3.3 By-laws of the Company. (Incorporated by reference from Exhibit 3.3 to Form 10-Q for the Quarter ended July 31, 2001.)

4.1 Form of Lockup Agreement among the Company, Peter K. Baker, Henry E. Baker and John B. Baker. (Incorporated by reference to Exhibit N to Appendix A to the Proxy Statement included in the S-4 Registration Statement.)

4.2       Registration Rights Agreement among the Company, Peter K. Baker, Henry
          E. Baker, John B. Baker and Ross Rapaport. (Incorporated by reference to Exhibit 4.6 of the Merger 8-K.)

10.1*     1993 Performance Equity Plan.  (Incorporated by reference from Exhibit
          10.9 of Registration Statement 33-72940.)

10.2* 1998 Incentive and Non-Statutory Stock Option Plan, as amended. (Incorporated by reference to Appendix C to the Proxy Statement included in the S-4 Registration statement.)

10.3* 1999 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit A of the 1999 Proxy Statement of Vermont Pure Holdings, Ltd.)

Exhibit
Number             Description

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

10.12 Lease of Grounds in Stamford, Connecticut from Henry E. Baker. (Incorporated by reference to Exhibit 10.24 of the S-4 Registration Statement.)

10.13 Lease of Building in Stamford, Connecticut from Henry E. Baker. (Incorporated by reference to Exhibit 10.23 of the S-4 Registration Statement.)

10.14 Amended and Restated Loan and Security Agreement between the company and Webster Bank dated November 1, 2001. (Incorporated by reference from Exhibit 10.14 to Form 10-K for the year ended October 31, 2001.)

10.15 Term Note from the Company to Webster Bank dated October 5, 2000. . (Incorporated by reference from Exhibit 10.15 to Form 10-K for the year ended October 31, 2001.)

10.16 Subordinated Note from the Company to Henry E. Baker dated October 5, 2000. (Incorporated by reference to Exhibit 10.16 of Form 10-K for the year ending October 31, 2000.)

Exhibit
Number             Description

10.17 Subordinated Note from the Company to Joan Baker dated October 5, 2000. (Incorporated by reference to Exhibit 10.17 of Form 10-K for the year ending October 31, 2000.)


10.18 Subordinated Note from the Company to John B. Baker dated October 5, 2000. (Incorporated by reference to Exhibit 10.18 of Form 10-K for the year ending October 31, 2000.)

10.19 Subordinated Note from the Company to Peter K. Baker dated October 5, 2000. (Incorporated by reference to Exhibit 10.19 of Form 10-K for the year ending October 31, 2000.)

10.20 Subordinated Note from the Company to Ross S. Rapaport, Trustee, dated October 5, 2000. (Incorporated by reference to Exhibit 10.20 of Form 10-K for the year ending October 31, 2000.)

10.21     Reaffirmation  of  Subordination  and Pledge  Agreement  from Henry E.
          Baker to Webster Bank Dated November 1, 2001. (Incorporated by reference to Exhibit 10.21 of Form 10-K for the year ending October 31, 2001.)

10.22 Reaffirmation of Subordination and Pledge Agreement from Joan Baker to Webster Bank Dated November 1, 2001. (Incorporated by reference to
          Exhibit 10.22 of Form 10-K for the year ending October 31, 2001.)

10.23 Reaffirmation of Subordination and Pledge Agreement from John B. Baker to Webster Bank Dated November 1, 2001. (Incorporated by reference to
          Exhibit 10.23 of Form 10-K for the year ending October 31, 2001.)

10.24     Reaffirmation  of  Subordination  and Pledge  Agreement  from Peter K.
          Baker to Webster Bank Dated November 1, 2001. (Incorporated by reference to Exhibit 10.23 of Form 10-K for the year ending October 31, 2001.)

10.25 Reaffirmation of Subordination and Pledge Agreement from Ross S. Rapaport, Trustee, to Webster Bank Dated November 1, 2001. (Incorporated by reference to Exhibit 10.25 of Form 10-K for the year ending October 31, 2001.)

10.26 Agreement between Vermont Pure Springs, Inc. and Zuckerman-Honickman Inc. dated October 15, 1998. (Incorporated by reference to the S-4 Registration Statement.)

Exhibit
Number             Description
10.27 Term Note from the Company to Webster Bank dated November 1, 2001. (Incorporated by reference to Exhibit 10.27 of Form 10-K for the year ending October 31, 2001.)

10.28 Amended and Restated Revolving Line of Credit Note between the Company and Webster Bank. (Incorporated by reference to Exhibit 10.28 of Form 10-K for the year ending October 31, 2001.)


         *  Relates to compensation


(b)      Reports on Form 8-K

                  None.

                                    SIGNATURE



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Dated:            March 18, 2002
                  Randolph, Vermont



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