Form 10-Q
period 2002-04-30
VERMONT PURE HOLDINGS LTD/DE
filed 2002-06-14
CIK 1123316

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended April 30, 2002
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

                  Yes        X                                No
                      ---------------                            ------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                 Outstanding at
                  Class                                          June 11, 2002
                  -----                                         --------------

Common Stock, $.001 Par Value                                      21,125,734

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                                      INDEX
                                                                     Page Number
Part I - Financial Information

         Item 1.  Financial Statements

                     Consolidated Balance Sheets as of
                     April 30, 2002 (unaudited) and October 31, 2001        3


                     Consolidated Statements of Operations
                     (unaudited) for the Three Months and Six
                     Months ended April 30, 2002 and 2001                   4

                     Consolidated Statements of Cash Flows
                     (unaudited) for the Six Months ended
                     April 30, 2002 and 2001                                5

                     Notes to Consolidated Financial Statements
                     (unaudited)                                            6-11

         Item 2.     Management's Discussion and Analysis of
                     Financial Condition and Results of Operations         12-18


         Item 3.     Quantitative and Qualitative Disclosures
                     About Market Risk                                     19-20

Part II - Other Information                                                21-25

         Item 1.     Legal Proceedings                                     21

         Item 2.     Changes in Securities                                 21

         Item 3.     Defaults upon Senior Securities                       21

         Item 4.     Submission of Matters to a Vote of Security Holders   21

         Item 5.     Other Information                                     21

         Item 6.     Exhibits and Reports on Form 8-K                      22

Signature                                                                  26

               VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                                                                                  April 30,            October 31,
                                                                                    2002                  2001
                                                                            -------------------    ------------------
                                                                                (unaudited)
                                  ASSETS
CURRENT ASSETS:
        Cash and cash equivalents                                           $          195,529     $       1,099,223
        Accounts receivable - net of allowance                                       9,084,505             7,470,152
        Inventories                                                                  3,440,211             3,147,985
        Current portion of deferred tax asset                                        2,112,978             2,313,000
        Other current assets                                                         1,122,695             2,297,358
                                                                            -------------------    ------------------
          TOTAL CURRENT ASSETS                                                      15,955,918            16,327,718
                                                                            -------------------    ------------------
PROPERTY AND EQUIPMENT - net of accumulated depreciation                            22,503,061            21,231,954
                                                                            -------------------    ------------------
OTHER ASSETS:
        Intangible assets - net of accumulated amortization                         71,192,078            66,100,712
        Deferred tax asset                                                           2,070,029             2,301,000
        Other assets                                                                   292,757               255,046
                                                                            -------------------    ------------------
          TOTAL OTHER ASSETS                                                        73,554,864            68,656,758
                                                                            -------------------    ------------------
TOTAL ASSETS                                                                $      112,013,843     $     106,216,430
                                                                            ===================    ==================

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
        Accounts payable                                                    $        3,629,236     $       4,102,235
        Current portion of customer deposits                                           167,650               155,943
        Accrued expenses                                                             3,456,690             3,291,923
        Unrealized loss on derivatives                                                 716,269               973,537
        Line of credit                                                               1,625,000                     -
        Current portion of long term debt                                            4,649,805             3,560,128
                                                                            -------------------    ------------------
          TOTAL CURRENT LIABILITIES                                                 14,244,650            12,083,766

        Long term debt - net of current portion                                     48,980,757            47,851,386
        Customer deposits                                                            2,626,518             2,443,100
                                                                            -------------------    ------------------
          TOTAL LIABILITIES                                                         65,851,925            62,378,252
                                                                            -------------------    ------------------
STOCKHOLDERS' EQUITY:
        Preferred stock - $.001 par value, 500,000 authorized shares, none issued and outstanding Common stock - $.001 par value, 50,000,000 authorized shares, 21,118,235 issued and outstanding
        shares at April 30, 2002 and 20,767,670 at October 31, 2001                     21,118                20,768
        Paid in capital                                                             56,688,934            55,562,599
        Accumulated deficit                                                         (9,831,865)          (10,771,652)
        Other comprehensive loss                                                      (716,269)             (973,537)

                                                                            -------------------    ------------------
          TOTAL STOCKHOLDERS' EQUITY                                                46,161,918            43,838,178
                                                                            -------------------    ------------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $      112,013,843     $     106,216,430
                                                                            ===================    ==================

                 See notes to consolidated financial statememts

                VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Three months ended                    Six months ended
                                                           April 30,                              April 30,
                                              -------------------------------------  ------------------------------------
                                                      2002                2001              2002                2001
                                              -----------------   -----------------  ----------------    ----------------
                                                            (unaudited)                            (unaudited)
SALES                                          $     17,530,696     $    15,063,141   $    32,222,859      $   29,025,882

COST OF GOODS SOLD                                    8,697,656           6,927,765        15,428,271          13,155,030
                                              -----------------   -----------------  ----------------    ----------------

GROSS PROFIT                                          8,833,040           8,135,376        16,794,588          15,870,852
                                              -----------------   -----------------  ----------------    ----------------

OPERATING EXPENSES:
          Selling, general and administrative         6,156,187           5,847,825        12,223,954          11,262,856
          Advertising                                   371,093             265,008           698,394             587,085
          Amortization                                   58,051             634,868           116,102           1,269,312
                                              -----------------   -----------------  ----------------    ----------------
 TOTAL OPERATING EXPENSES                             6,585,331           6,747,701        13,038,450          13,119,253
                                              -----------------   -----------------  ----------------    ----------------

INCOME  FROM OPERATIONS                               2,247,709           1,387,675         3,756,138           2,751,599
                                              -----------------   -----------------  ----------------    ----------------

OTHER INCOME (EXPENSE):
          Interest                                   (1,197,437)         (1,318,429)       (2,382,606)         (2,662,036)
          Miscellaneous                                     250               4,716           203,950               8,216
                                              -----------------   -----------------  ----------------    ----------------

TOTAL OTHER                                          (1,197,187)         (1,313,713)       (2,178,656)         (2,653,820)
                                              -----------------   -----------------  ----------------    ----------------

INCOME BEFORE INCOME TAXES                            1,050,522              73,962         1,577,482              97,779
                                              -----------------   -----------------  ----------------    ----------------

INCOME TAX EXPENSE                                     (420,775)                  -          (637,696)                  -
                                              -----------------   -----------------  ----------------    ----------------

NET INCOME                                     $        629,747    $         73,962   $       939,786     $        97,779
                                              -----------------   -----------------  ----------------    ----------------

NET INCOME PER SHARE - BASIC                   $           0.03     $          0.00   $          0.04      $         0.00
                                              =================   =================  ================    ================
NET INCOME PER SHARE - DILUTED                 $           0.03     $          0.00   $          0.04      $         0.00
                                              =================   =================  ================    ================
Weighted Average Shares Used in Computation
    - Basic                                          21,078,419          20,280,204        21,074,639          20,223,989
                                              =================   =================  ================    ================
Weighted Average Shares Used in Computation
    - Diluted                                        22,174,053          20,329,934        22,167,145          20,290,250
                                              =================   =================  ================    ================

                 See notes to consolidated financial statememts

                            VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                             Six months ended
                                                                                                                April 30,
                                                                                                     -------------------------------
                                                                                                          2002             2001
                                                                                                     --------------  ---------------
                                                                                                               (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                                         $ 939,786         $ 97,779
     Adjustments to reconcile net income to net cash provided by (used in) operating activities:

       Depreciation                                                                                     2,103,936        1,731,841
       Amortization                                                                                       116,102        1,269,312
       Gain on disposal of property and equipment                                                         (19,475)          (8,216)
       Non cash compensation                                                                               52,400                -

     Changes in assets and liabilities (net of effect of acquisitions):
       Accounts receivable                                                                             (1,614,353)        (471,759)
       Inventory                                                                                         (292,226)        (388,699)
       Other current assets                                                                             1,404,791          (75,853)
       Other  assets                                                                                      193,260           60,498
       Accounts payable                                                                                  (472,999)      (2,206,236)
       Customer deposits                                                                                     (248)         170,995
       Accrued expenses                                                                                   164,766         (311,443)
                                                                                                    --------------  ---------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                                     2,575,740         (131,781)
                                                                                                    --------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                                (2,726,068)      (1,843,502)
     Proceeds from sale of money market investment                                                              -        3,301,064
     Proceeds from sale of fixed assets                                                                    20,000           13,000
     Cash used for acquisitions - net of cash acquired                                                 (4,987,073)        (120,000)
                                                                                                    --------------  ---------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                                    (7,693,141)       1,350,562
                                                                                                    --------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from line of credit                                                                       3,865,706        3,040,000
     Proceeds from debt                                                                                 4,200,000                -
     Principal payments of debt                                                                        (4,221,658)      (5,078,518)
     Exercise of stock options                                                                            272,613                -
     Sale of common stock                                                                                  97,046                -
                                                                                                    --------------  ---------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                                     4,213,707       (2,038,518)
                                                                                                    --------------  ---------------
NET DECREASE  IN CASH                                                                                    (903,694)        (819,737)

CASH AND CASH EQUIVALENTS - Beginning of year                                                           1,099,223        1,408,158
                                                                                                    --------------  ---------------
CASH AND CASH EQUIVALENTS - End of period                                                               $ 195,529        $ 588,420
                                                                                                    ==============  ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                                                                $ 2,305,171      $ 2,213,544
                                                                                                    ==============  ===============
Cash paid for taxes                                                                                   $   719,556      $   115,452
                                                                                                    ==============  ===============
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued in connection with acquisition                                                    $   704,627      $         -
                                                                                                    ==============  ===============


                 See notes to consolidated financial statememts

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

2.       GOODWILL AND AMORTIZATION

          In July 2001, the Financial Accounting Standards Board issued, Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Effective November 1, 2001, the Company elected early adoption of SFAS No. 142. SFAS No. 142 eliminates the amortization for goodwill and other intangible assets with indefinite lives. Intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. SFAS No. 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If impairment is indicated, then the implied fair value of the reporting unit's goodwill is determined by allocating the unit's fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying value over its implied fair value. The Company hired an independent authority to conduct the initial test of the carrying value of its goodwill during the second quarter of fiscal 2002, and it was concluded that there was no current impairment of goodwill. In subsequent fiscal years, the Company will conduct an annual assessment of the carrying value of its goodwill, as required by SFAS No. 142.

          In accordance with SFAS No. 142, the Company discontinued amortization of goodwill effective November 1, 2001. The pro forma effects of the adoption of SFAS No. 142 on net income and basic and diluted earnings per share are as follows:

                                                          Three Months Ended April 30,   Six Months Ended April 30,
                                                          ----------------------------- ------------------------------
                                                              2002           2001           2002            2001
                                                          -------------- -------------- -------------- ---------------
Net income, as reported                                     $629,747       $ 73,962       $939,786        $ 97,779

Intangible amortization net of $0 tax                              -        634,758              -       1,269,312
                                                          -------------  -------------- -------------- ---------------
Net income, pro forma                                       $629,747       $708,720       $939,786       $1,367,295
                                                            ========       ========       ========       ==========
Basic earnings per share:

Net income per share, as reported                             $.03           $.00           $.04            $.00
Intangible amortization net of $0 tax                            -            .03              -            .07
                                                            --------        -------       ---------      ----------
Net income per share, pro forma                               $.03           $.03           $.04            $.07
                                                            ========       ========       ========       ==========
Diluted earnings per share:
Net income per share, as reported                             $.03           $.00           $.04            $.00
Intangible amortization net of $0 tax                            -            .03              -             .07
                                                            ========       ========       ========       ==========
Net income per share, pro forma                               $.03           $.03           $.04            $.07
                                                            ========       ========       ========       ==========

3.        PROMOTIONAL ALLOWANCES

          Effective February 1, 2001, the Company adopted the provisions of Emerging Issues Task Force ("EITF") Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products". EITF 01-09 codifies and reconciles EITF Issue No. 00-14, "Accounting for Certain Sales Incentives", Issue 3 of Issue No. 00-22, "Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future" and EITF No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products".

          The effect of the adoption of EITF Issue No. 01-09 is as follows:

                                      Three Months Ended April 30,            Six Months Ended April 30,
                                 --------------------------------------- --------------------------------------
                                        2002                2001                2002               2001
                                        ----                ----                ----               ----
Gross Sales                         $18,188,202         $15,546,433         $33,375,367         $29,765,157
Promotion                           (  657,506)         (  483,292)        (  1,152,508)        (  739,275)
                                    -----------         -----------        -------------        -----------
Net Sales                           $17,530,696         $15,063,141         $32,222,859         $29,025,882
                                    ===========         ===========         ===========         ===========

          In addition to reducing sales, the adoption of the EITF also resulted in reducing selling, administrative and general expenses by approximately $1,152,508 for the six months ended April 30, 2002 and $739,275 for the six months ended April 30, 2001. Accordingly, these reclassifications have no net impact on operating income.

4.        OPERATING LEASES

          During the six month period ended April 30, 2002, the Company entered into operating leases, primarily related to vehicles it uses to operate its business. The total lease payments of these commitments over the next five years total approximately $500,000.

5.        SEGMENTS

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

          Retail - characterized by the sale of water in small, portable containers that are constructed from clear PET plastic. Bottle sizes range from 8 oz. to 1.5 L. These products are sold to wholesale beverage distributors, supermarkets and convenience stores.

          The Company allocates costs directly when possible and uses various applicable allocation methods to allocate shared costs such as insurance. Costs incurred by the holding company have not been allocated and are accounted for as "Corporate" for the purposes of reconciling to net income before taxes. There are no inter-segment revenues for the periods reported.

          For the three months ended April 30, 2002 and 2001:

                                      Home & Office            Retail              Corporate                 Total
                                     ---------------       --------------       ----------------        ----------------
     (000's $)                       2002       2001       2002      2001       2002        2001        2002        2001
                                     ----       ----       ----      ----       ----        ----        ----        ----
     Sales                            11,927     11,317     5,604     3,746                              17,531      15,063
     Cost of Goods Sold                4,515      4,442     4,183     2,486                               8,698       6,928
                                   ---------- ---------- --------- --------- ----------- ----------- ----------- -----------
     Gross Profit                      7,412      6,875     1,421     1,260                               8,833       8,135
     Operating Expenses                4,660      5,009     1,112     1,016         813         722       6,585       6,747
                                   ---------- ---------- --------- --------- ----------- ----------- ----------- -----------
     Operating Income                  2,752      1,866       309       244        (813)       (722)      2,248       1,388
     Interest (Expense)                                                          (1,197)     (1,318)     (1,197)     (1,318)
     Other Income                                     4                                                                   4
                                   ---------- ---------- --------- --------- ----------- ----------- ----------- -----------
     Income Before Taxes               2,752    1,870         309       244     (2,010)     (2,040)       1,051          74
                                   ========== ========== ========= ========= =========== =========== =========== ===========

         For the six months ended April 30, 2002 and 2001:


                                      Home & Office            Retail              Corporate                 Total
     (000's $)                       2002       2001       2002      2001       2002        2001        2002        2001
                                     ----       ----       ----      ----       ----        ----        ----        ----
     Sales                            23,482     22,549     8,741     6,477                              32,223      29,026
     Cost of Goods Sold                8,980      8,903     6,448     4,252                              15,428      13,155
                                   ---------- ---------- --------- --------- ----------- ----------- ----------- -----------
     Gross Profit                     14,502     13,646     2,293     2,225                              16,795      15,871
     Operating Expenses                9,544     10,029     1,998     1,827      1,496       1,263       13,038      13,119
                                   ---------- ---------- --------- --------- ----------- ----------- ----------- -----------
     Operating Income                  4,958      3,617       295       398     (1,496)     (1,263)       3,757       2,752
     Interest (Expense)                                                         (2,383)     (2,662)     (2,383)     (2,662)
     Other Income                                     8       204                                           204           8
                                   ---------- ---------- --------- --------- ----------- ----------- ----------- -----------
     Income Before Taxes               4,958      3,625       499       398     (3,879)     (3,925)       1,578          98
                                   ========== ========== ========= ========= =========== =========== =========== ===========

6.       MERGERS AND ACQUISITIONS

         On November 1, 2001, the Company acquired substantially all the assets of Iceberg Springs Water, Inc. The acquired assets were merged into the Company's Home & Office operations in Connecticut.

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
                                                                   =============

         The stock price of Vermont Pure for purposes of the acquisition was $3.294 per share. As a result, the number of Vermont Pure Holdings common shares issued was 213,912.

         The following table summarizes the pro forma consolidated results of operations (unaudited) of the Company for the three and six months ended April 30, 2002 and April 30, 2001 as though the acquisition had been consummated at the beginning of the periods presented:


                                                 Three Months Ended                        Six Months Ended
                                                 ------------------                        ----------------
                                         April 30, 2002      April 30, 2001    April 30, 2002       April 30, 2001
                                         --------------      --------------    --------------       --------------
Total Revenue                              $17,530,696        $15,764,936          $32,222,859          $30,425,386
Net Income                                 $   629,747        $    85,261          $   939,786          $   135,894
Net  Income Per Share - Diluted            $       .03        $       .00          $      0.04          $       .01
Weighted Average Common Shares
Outstanding - Diluted                       22,174,053         20,329,934           22,167,145           20,290,250
                                            ==========         ==========           ==========           ==========

7.        DEBT

          During the six months ended April 30, 2002 the Company borrowed $3,866,000 from its working capital line of credit with Webster Bank. As of April 30, 2002 the total obligation outstanding under this facility was $1,625,000. The line of credit has a limit of $5,000,000 and matures on October 5, 2002. In addition, letters of credit totaling $636,264 secured by the line were issued on the Company's behalf, reducing the availability of the line by that amount. Webster Bank also agreed to modify its lending agreement with the Company in order to provide $4,200,000 of additional debt to facilitate the acquisition of Iceberg Springs Water, Inc. (see note 6).

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

8.        COMPREHENSIVE INCOME

          The following table summarizes the computations reconciling net income to comprehensive income for the three months and six months ended April 30, 2002:

                                                     Three Months Ended                     Six Months Ended
                                             ------------------------------------ -------------------------------------
                                              April 30, 2002     April 30, 2001    April 30, 2002     April 30, 2001
                                              --------------     --------------    --------------     --------------
Net Income                                       $629,747           $73,962       $   939,786            $   97,779
Other Comprehensive Income
Unrealized gains on derivatives
    designated as cash flow hedges.                95,523                --           257,268                    --
                                              --------------      -------------    -------------      ---------------

Comprehensive Income                            $ 725,270           $73,962       $ 1,197,054            $   97,779
                                              ==============      =============    =============      ===============



9.        EMPLOYEE STOCK PURCHASE PLAN

          On June 15, 1999 the Company's shareholders approved the "Vermont Pure Holdings, Ltd. 1999 Employee Stock Purchase Plan." On January 1, 2001, employees commenced participation in the plan. The total number of shares issued under this plan during the six months ended April 30, 2002 was 28,048.

10.       EARNINGS PER SHARE AND WEIGHTED AVERAGE SHARES

          The Company considers outstanding in-the-money stock options as potential common stock in its calculation of diluted earnings per share and uses the treasury stock method to calculate the applicable number of shares. The following calculation provides the reconciliation of the denominators used in the calculation of basic and fully diluted earnings per share:

                                                       Three Months Ended                          Six Months Ended
                                            ----------------------------------------- -------------------------------------------
                                              April 30, 2002       April 30, 2001       April 30, 2002        April 30, 2001
                                              --------------       --------------       --------------        --------------
Net Income                                       $ 629,747            $ 73,962             $ 939,786             $ 97,779
                                              --------------       --------------       --------------        --------------
Denominator:
Basic Weighted Average Shares
     Outstanding                                21,078,419           20,280,204           21,074,639            20,223,989
Effect of Stock Options                          1,095,634               49,730            1,092,506                66,261
                                              --------------       --------------       --------------        --------------
Diluted Weighted Average Shares
     Outstanding                                22,174,053           20,329,934           22,167,145            20,290,250
                                              --------------       --------------       --------------        --------------
Basic Earnings Per Share                           $.03                 $.00                 $.04                  $.00
Diluted Earnings Per Share                         $.03                 $.00                 $.04                  $.00


PART I - Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto as filed in the Annual Report on Form 10-K of Vermont Pure Holdings, Ltd. (the "Company") for the year ended October 31, 2001.

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

                              Results of Operations

During 2001, the Company integrated and consolidated operations following the merger with Crystal Rock in October 2000. This process effectively created operating segments that are defined by the kind of product and its distribution channel, specifically a home and office segment and a retail segment. Accordingly, over that time, management has developed reporting that evaluates the Company by these segments. Starting with the first quarter of 2002, the Company has incorporated this segmental reporting into its financial statements as a means for readers to evaluate the Company more closely. For the purposes of segmental reporting, management has allocated all costs for which there is a justifiable basis of allocation but has maintained administrative and interest charges incurred by the holding company in a "corporate" classification.

During its second fiscal quarter of 2002 the Company adopted several recent accounting pronouncements that significantly affect the way it accounts for sales and promotional expenses but has no effect on the reported earnings. Traditionally, the Company has accounted for certain promotional programs, defined in the pronouncements, as expenses. As of April 30, 2002 the Company has excluded these allowances from both sales and operating expenses in its Consolidated Statements of operations for the periods presented herein in 2002 and 2001.

For the Three Months Ended April 30, 2002 (Second Quarter)

Sales - Sales for the second quarter of fiscal year 2002 were $17,531,000 compared to $15,063,000 for the same period of fiscal year 2001, an increase of $2,468,000, or 16%. Adoption of recent accounting pronouncements required that $658,000 and $483,000 of what were traditionally promotional costs be reclassified to reduce sales in 2002 and 2001, respectively.

Sales for the home and office segment for the second quarter of fiscal 2002 were $11,927,000 compared to $11,317,000 for the corresponding period of fiscal year 2001, an increase of $610,000 or 5%. The increase is primarily the result of consistent market demand for water and coolers and higher average selling prices. Sales also increased as a result of an acquisition completed on November 1, 2001 in the Company's core Connecticut market. Of the total home and office segment sales for the quarter, water sales totaled $5,946,000, an increase of 11% from the same period a year ago and equipment rental was $2,165,000, an increase of 10% over the combined total for the same period a year ago. Additional potential sales growth in this segment was reduced by a significant decrease in demand for certain other products sold in the home and office distribution system including coffee and the ancillary products associated with it. Sales of coffee and other products were $3,816,000 for the second quarter of fiscal 2002, a decrease of 4% compared to the same period a year ago. Management believes that the decrease in this line of products is due to the general slowdown in economic conditions in the Northeastern United States. The percentage decrease is less than that of the first quarter of 2002 because there was less of a seasonal effect related to coffee and ancillary products in the second quarter.

Sales for the retail segment for the second quarter of fiscal 2002 were $5,604,000 compared to $3,746,000 for the corresponding period of fiscal year 2001, an increase of $1,858,000 or 50%. For the second quarter of the fiscal year, sales of private label brands increased 136% compared to the second quarter a year ago. Growth of private label brands reflects both new account acquisitions and market share gain in the established customer base during the period. In light of increasing competition in established markets for regional and national brands, the Company has accelerated its strategy to become a premier private label spring water provider. Sales of the Vermont Pure and Hidden Spring brands decreased 14% and 5%, respectively, compared to the second quarter a year ago. Average selling prices of retail-size products for the three months ended April 30, 2002 decreased 6% compared to the corresponding period in fiscal year 2001. The decrease in average selling price was primarily attributable to the addition of a one-gallon size product to accommodate a private label customer. This is a lower priced product by volume compared to other products and the Company pays a packing fee to a supplier to produce the product.

Cost of Goods Sold/Gross Profit - For the three months ended April 30, 2002, cost of goods sold was $8,698,000 compared to $6,928,000 for the same period in fiscal 2001, or an increase of 26%. Gross profit for the second quarter was $8,833,000 compared to $8,135,000 for the corresponding period a year ago, an increase of $698,000, or 9%. The increase in gross profit is primarily the result of higher sales volume. As a percentage of sales, gross profit for the second quarter was 50% in 2002 and 54% in 2001. The decrease in the percentage is a result of a higher sales mix of retail-size products and a lower gross profit rate on those products. Gross profit for the home and office segment was $7,412,000, or 62% of sales, in the second quarter of fiscal 2002 compared to

$6,875,000, or 61% of sales, for the comparable period in 2001. The increase in gross profit for the home and office segment was primarily due to generally higher sales volume. Gross profit for the retail segment was $1,421,000, or 25% of sales, in the second quarter of fiscal 2002 compared to $1,260,000, or 34% of sales, for the comparable period in 2001. The increase in gross profit for the retail segment, in absolute terms, was the result of higher sales volume, while gross profit, as a percentage of sales, decreased as the result of lower average selling prices primarily influenced by the introduction of a one-gallon size product mentioned above. The margin on this product is significantly lower than the other products the Company sells in this segment. The Company continued to experience production inefficiencies during the installation of additional bottling equipment during the period which increased costs per case. Installation and startup of this equipment was completed in the second quarter of 2002 and management expects production efficiency to improve in the third quarter.

Operating Expenses - For the three months ended April 30, 2002, compared to the corresponding period in fiscal year 2001, total operating expenses were $6,585,000 and $6,748,000, respectively, a decrease of $163,000. Selling, general and administrative expenses ("SG&A") increased by $308,000, or 5%, for the second quarter compared to the corresponding period a year ago. The increase in SG&A expenses was primarily due to increased sales for the period and increases to administrative infrastructure required to support future sales in the home and office segment and corporate public entity operations. Advertising and promotional expense increased $108,000, or 40%, during the first quarter of 2002 compared to the corresponding period a year earlier. The increase was primarily due to an increase in advertising in the home and office segment in an effort to offset the effect of an economic slowdown. Advertising costs in the home and office segment totaled $221,000 in the period compared to $107,000 a year ago. As mentioned above, certain promotional activity associated with the retail segment reported as expenses in previous periods have been reclassified with the effect of reducing sales. Promotion and advertising for the retail segment totaled $150,000 in the period compared to $158,000 a year ago. The decrease is consistent with the decrease in sales of the Company's branded retail products. Corporate expenses increased in the second quarter in conjunction with higher legal and audit costs. For the second quarter of fiscal year 2002, amortization decreased $577,000 to $58,000 from $635,000 for the same period a year ago. Amortization decreased because the Company implemented Statement of Financial Accounting Standards No. 142 in the first quarter of 2002 which stipulates that goodwill will not be amortized. The pronouncement also stipulates that goodwill will be assessed periodically for impairment. The Company completed a valuation of its goodwill in the second quarter and determined that there is no impairment to the goodwill presently on the balance sheet. Other intangible assets continue to be amortized. All amortization is accounted for in the home and office segment.

Income from Operations - Income from operations for the second quarter of fiscal 2002 was $2,248,000 as compared to $1,388,000 for the corresponding period last year, an improvement of $860,000, or 62%. The increased income is primarily the result of higher sales and lower operating expenses. The reduction of operating expenses is due to the substantial decrease in amortization discussed above. Income from operations in the home and office segment increased to $2,752,000 in the second quarter of 2002 from $1,866,000 in the second quarter of 2001 primarily because of an increase in sales and decrease in operating expenses. Income from operations in the retail segment increased to $309,000 in the second quarter of 2002 compared to income of $244,000 in the second quarter of 2001. The increase in this segment is attributable to higher sales for the period.

Other Income/Expense - Interest expense decreased $121,000 to $1,197,000 in the second quarter of fiscal 2002 from $1,318,000 in the second quarter of fiscal year 2001. The decrease in interest expense was a result of significantly lower interest rates on the Company's senior debt.

Income Before Income Taxes - The Company's net income before taxes for the three months ended April 30, 2002 was $1,051,000 compared to net income before taxes of $74,000 for the corresponding period last year. The improvement of $977,000 is attributable to higher sales and decreased amortization and interest charges that more than offset increases in other operating expenses.

Income Tax/Net Income - The Company accrued income tax expense at an effective rate of 40% for the quarter ended April 30, 2002. Based on the availability of tax loss carryforwards, the Company accrued no income taxes for the quarter ended April 30, 2001. Net income for the quarter was $630,000 in 2002 compared to $74,000 in 2001, an improvement of $556,000.

For the Six Months Ended April 30, 2002 (First Half)

Sales - Sales for the first half of fiscal year 2002 were $32,223,000 compared to $29,026,000 for fiscal year 2001, an increase of $3,197,000, or 11%.
Promotional allowances of $1,153,000 and $739,000 for 2002 and 2001, respectively, were excluded from gross sales in each of the respective years.

Sales for the home and office segment for the first half of fiscal 2002 were $23,482,000 compared to $22,549,000 for the corresponding period of fiscal year 2001, an increase of $933,000 or 4%. The increase is primarily the result of consistent market demand for water and coolers and higher average selling prices. Sales also increased as a result of an acquisition completed November 1, 2001 in the Company's core Connecticut market. Of the total home and office segment sales for the six month period, water sales totaled $11,444,000, an increase of 10% from the same period a year ago and equipment rental was $4,373,000, an increase of 11% over the same period a year ago. Additional potential sales growth in this segment was reduced by a significant decrease in demand for certain other products sold in the home and office distribution system including coffee and the ancillary products associated with it. Sales of coffee and other products were $7,665,000, a decrease of 6% compared to the same period a year ago. This decrease is attributable to unseasonably warm weather during the first fiscal quarter and the general slowdown in economic conditions in the Northeastern United States.

Sales for the retail segment for the six months ended April 30, 2002 were $8,741,000 compared to $6,477,000 for the corresponding period of fiscal year 2001, an increase of $2,264,000 or 35%. For the first half of the fiscal year, sales of private label brands increased 123% compared to the same period a year ago. Growth of private label brands reflects both new account acquisitions and market share gain in the established customer base during the period. Sales of the Vermont Pure and Hidden Spring brands decreased 11% and 12%, respectively, compared to the first half a year ago. Average selling prices of retail-size products for the three months ended April 30, 2002 decreased 6% compared to the corresponding period in fiscal year 2001. The decrease in average selling price was primarily attributable to the addition of a one-gallon size product to accommodate a private label customer. This is a lower priced product by volume compared to other products, and the Company pays a packing fee to a supplier to produce the product.

Cost of Goods Sold/Gross Profit - For the six months ended April 30, 2002, cost of goods sold was $15,428,000 compared to $13,155,000 for the same period in fiscal 2001, or an increase of 17%. Gross profit for the first half was $16,795,000 compared to $15,871,000 for the corresponding period a year ago, an increase of $924,000, or 6%. The increase in gross profit is primarily the result of higher sales volume. As a percentage of sales, gross profit for the six month period was 52% in 2002 and 55% in 2001. The decrease in the percentage is a result of a higher sales mix of retail-size products and a lower gross profit rate on those products. Gross profit for the home and office segment was $14,502,000, or 62% of sales, in the first half of fiscal 2002 compared to $13,646,000, or 61% of sales, for the comparable period in 2001. The increase in gross profit was primarily due to generally higher sales volume and increased average selling prices. Gross profit for the retail segment was $2,293,000, or 26% of sales, in the first half of fiscal 2002 compared to $2,225,000, or 34% of sales, for the comparable period in 2001. The increase in gross profit, in absolute terms, was the result of higher sales volume, while gross profit, as a percentage of sales, decreased as the result of lower average selling prices primarily influenced by the introduction of a one-gallon size product. The margin on this product is significantly lower than the other products the Company sells in this segment. Throughout the period, the Company experienced production inefficiencies during the installation of additional bottling equipment which increased costs per case. Installation and startup of this equipment was completed in the second quarter of 2002 and management expects production efficiency to improve over the balance of the fiscal year.

Operating Expenses - For the six months ended April 30, 2002 compared to the corresponding period in fiscal year 2001, total operating expenses were $13,038,000 and $13,119,000, respectively, a decrease of $81,000. Selling, general and administrative expenses ("SG&A") increased by $961,000, or 9%, for the first half compared to the corresponding period a year ago. The increase in SG&A expenses was primarily due to increased sales for the period and increases to administrative infrastructure required to support future sales in the home and office segment and corporate public entity operations. Corporate expenses increased during the six month period over the same period a year ago because of ongoing legal matters. Advertising and promotional expense increased $111,000, or 19%, during the first half of 2002 compared to the corresponding period a year earlier. The increase was primarily due to sales, slotting fees expensed in the first quarter of 2002, and an increase in the home and office segment in an effort to offset the effect of an economic slowdown. Advertising costs in the home and office segment totaled $414,000 in the period compared to $349,000 to a year ago, an increase of 19%. As mentioned above, certain promotional activity associated with the retail segment reported as expenses in the previous periods have been reclassified with the effect of reducing sales. Promotion and advertising for the retail segment totaled $284,000 in the period compared to $238,000 a year ago, also a 19% increase. For the first half of fiscal year 2002, amortization decreased $1,153,000 to $116,000 from $1,269,000 for the same period a year ago. Amortization decreased because the Company implemented Statement of Financial Accounting Standards No. 142 in the first quarter of 2002 which stipulates that goodwill will not be amortized. All amortization is accounted for in the home and office segment.

Income from Operations - Income from operations for the six months ended April 30, 2002 was $3,757,000 as compared to $2,752,000 for the corresponding period last year, an improvement of $1,005,000, or 37%. The increased income is primarily the result of higher sales and lower operating expenses. The reduction of operating expenses is due to the substantial decrease in amortization discussed above. Income from operations in the home and office segment increased to $4,958,000 in the first half of 2002 from $3,617,000 in the first half of 2001 primarily because of an increase in sales and decrease in operating expenses due to lower amortization. Income from operations in the retail segment decreased to $295,000 in the first half of 2002 compared to income of $398,000 in the first half of 2001. The decrease in this segment is due to lower prices and higher bottling and promotional costs.

Other Income/Expense - Interest expense decreased $279,000 to $2,383,000 during the first half of fiscal 2002 from $2,662,000 in the first half of fiscal year 2001. The decrease in interest expense was a result of significantly lower interest rates on the Company's senior debt and operating line of credit. As of April 30, 2002, the Company had $14,740,000 outstanding under its senior facility at a variable rate. The variable rate is determined by adding 1.5% to the 30 day LIBOR rate. The 30 day LIBOR rate was 1.84% and 4.44% at the end of April, 2002 and 2001, respectively. The lower variable rate more than offset increased interest (at 30 day LIBOR plus 2.75%) on $4,200,000 borrowed for the purchase of Iceberg Springs Water, Inc., a Connecticut based home and office products distributor, during the first quarter. The Company also recognized $204,000 from the sale of a trademark, net of legal expenses incurred for the transaction.

Income Before Income Taxes - The Company's net income before taxes for the six months ended April 30, 2002 was $1,577,000 compared to net income before taxes of $98,000 for the corresponding period last year. The increase of $1,479,000 is attributable to higher sales and decreased amortization and interest charges that more than offset increases in other operating expenses.

Income Tax/Net Income - The Company accrued income tax expense at an effective rate of 40% for the six month period ended April 30, 2002. Based on the availability of tax loss carryforwards, the Company accrued no income taxes for the six month period ended April 30, 2001. Net income for the first half of fiscal 2002 was $940,000 compared to $98,000 in the first half of 2001, an increase of $842,000.

                         Liquidity and Capital Resources

As of April 30, 2002 the Company had working capital of $1,711,000 compared to $4,244,000 on October 31, 2001, a decrease of $2,533,000. The decrease in working capital was a result of seasonal cash needs and capital expenditures associated with installation of a second bottling line for retail products in its Randolph facility.

Increases in accounts receivable and inventory are reflective of the seasonal upturn in the retail segment of the business in the second quarter. The Company reduced its deferred tax asset by $431,000 to reflect tax liability that would not be paid in cash for the period. Current liabilities increased as a result of the escalation of the Company's debt repayment schedule over the next twelve months.

The Company used $2,726,000 for equipment purchases. Approximately $1,400,000 of this amount was used for the installation of the second bottling line. This project was completed and the line was started up during the second quarter. The balance of capital spending was for equipment used in the normal course of business. The most significant of these items are bottles, coolers and brewers.

The Company borrowed balances of up to $3,866,000 from its operating line of credit as a source of cash during the six month period for its operating and capital cash requirements. The Company's line of credit with Webster Bank has a limit of $5,000,000 and matures October 5, 2002. As of April 30, 2002, there was an outstanding balance of $1,625,000 as well as $636,000 committed for letters of credit. The Company expects that its cash on hand and the cash generated from its future operations combined with the operating line of credit with Webster Bank will provide sufficient capital for the current fiscal year. However, no assurance can be given that this will be the case and that adequate financing at reasonable interest rates will be secured if more cash is needed either prior to or subsequent to the maturity of the line of credit.

Regularly scheduled principal payments continue to be made on senior debt. During the first six months of 2002, the Company paid $1,960,000 to make scheduled debt repayments to Webster Bank. In addition, it has repaid $2,241,000 that was borrowed from its operating line in the last six months. To complete the $5,538,000 acquisition of Iceberg Springs Water, Inc., the Company borrowed $4,200,000 from Webster Bank during the first quarter of the fiscal year by amending its Loan and Security Agreement with the bank. The term of the loan is for five years and is to be repaid in equal monthly installments over that time. The additional borrowings are at an interest rate 100 basis points higher than the original term debt specified in the agreement. The Company also funded the acquisition with $634,000 of cash, stock valued at $705,000, and assumed liabilities of $195,000.

Effective January 30, 2002, the bank approved an amendment to the Loan and Security Agreement to allow $1,800,000 of non-recurring capital expenditures made during the last four fiscal quarters to expand bottling capacity to be excluded from capital expenditures under the debt service covenant defined in the agreement. The covenant is intended to measure the Company's capability to generate cash to cover repayment of debt and routine capital expenditures. If the agreement had not been amended, the Company would not have been in compliance with that covenant at the end of the first two quarters of fiscal 2002.

PART I - Item 3

     QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company's operations result primarily from changes in interest rates and commodity prices.

     Interest Rate Risks

     At April 30, 2002, the Company had approximately $14,900,000 of long term debt subject to variable interest rates. Under the loan and security agreement with Webster Bank, the Company paid interest at a rate of LIBOR plus a margin of 1.75% through February 28, 2002. The margin was adjusted to 1.5% on March 1, 2002 based on the Company's performance as outlined in the agreement with Webster Bank. A hypothetical 100 basis increase in the LIBOR rate would result in an additional $150,000 of interest expense on an annualized basis. Conversely, a decrease would result in a proportionate interest cost savings.

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

     Coffee

     The cost of the Company's coffee purchases are dictated by commodity prices. The Company enters into contracts to mitigate market fluctuation of these costs by fixing the price for certain periods. Currently it has fixed the price of its anticipated supply through December 31, 2002 at "green" prices ranging from $.46 - $.63 per pound. The Company is not insulated from price fluctuations beyond that date. At existing sales levels, an increase in pricing of $.10 per pound would result in approximately $100,000 of additional cost annually to the Company. In this case, competitors that had fixed pricing might have a competitive advantage.

PART II - Other Information

Item 1 - Legal Proceedings

         None.

Item 2 - Changes in Securities

         (a)      None.

         (b)      None.

(c)      None.

Item 3 - Defaults upon Senior Securities

         None.

Item 4 - Submission of Matters to a Vote of Security Holders
------

         On April 9, 2002, the Company held its annual shareholders meeting at 1:30 p.m. at the Sheraton Conference Center in South Burlington, Vermont. There was one matter of business requiring a shareholder vote, election of directors.

         A total of 19,571,399 votes were cast and the following directors were elected to one year terms with the corresponding vote tally:
                                                                  Withhold
                                       For                        Authority
         Timothy G. Fallon          19,499,622                    71,777
         Henry E. Baker             19,495,922                    75,477
         Peter K. Baker             19,499,722                    71,677
         Phillip Davidowitz         19,543,958                    27,441
         Robert C. Getchell         19,547,758                    23,641
         Carol R. Lintz             19,547,758                    23,641
         David R. Preston           19,545,258                    26,141
         Ross S. Rapaport           19,543,758                    27,641
         Norman E. Rickard          19,544,058                    27,341
         Beat Schlagenhauf          19,547,758                    23,641

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

Exhibit
Number
          Description

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

Exhibit
Number    Description

10.14 Amended and Restated Loan and Security Agreement between the company and Webster Bank dated November 1, 2001. (Incorporated by reference from Exhibit 10.14 to Form 10-K for the year ended October 31, 2001.)

10.15 Term Note from the Company to Webster Bank dated October 5, 2000. (Incorporated by reference from Exhibit 10.15 to Form 10-K for the year ended October 31, 2001)

10.16 Subordinated Note from the Company to Henry E. Baker dated October 5, 2000. (Incorporated by reference to Exhibit 10.16 of Form 10-K for the year ending October 31, 2000.)

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

Exhibit
Number    Description

10.24     Reaffirmation  of  Subordination  and Pledge  Agreement  from Peter K.
          Baker to Webster Bank Dated November 1, 2001. (Incorporated by reference to Exhibit 10.23 of Form 10-K for the year ending October 31, 2001.)

10.25 Reaffirmation of Subordination and Pledge Agreement from Ross S. Rapaport, Trustee, to Webster Bank Dated November 1, 2001. (Incorporated by reference to Exhibit 10.25 of Form 10-K for the year ended October 31, 2001.)

10.26 Agreement between Vermont Pure Springs, Inc. and Zuckerman-Honickman Inc. dated October 15, 1998. (Incorporated by reference to the S-4 Registration Statement.)

10.27 Term Note from the Company to Webster Bank dated November 1, 2001. (Incorporated by reference to Exhibit 10.27 of Form 10-K for the year ended October 31, 2001.)

10.28 Amended and Restated Revolving Line of Credit Note between the Company and Webster Bank. (Incorporated by reference to Exhibit 10.28 of Form 10-K for the year ended October 31, 2001.)

*  Relates to compensation


(b)      Reports on Form 8-K

                  None.

                                    SIGNATURE



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Dated:            June 14, 2002
                  Randolph, Vermont




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