Form 10-Q
period 2002-07-31
VERMONT PURE HOLDINGS LTD/DE
filed 2002-09-16
CIK 1123316

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended July 31, 2002
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

                  Yes        X                                No        ____
                      ---------------                            ------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                              Outstanding at
                  Class                                       September 11, 2002
                  -----                                      -------------------

Common Stock, $.001 Par Value                                  21,168,927

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                                      INDEX
                                                                     Page Number
Part I - Financial Information

         Item 1.  Financial Statements

                           Consolidated Balance Sheets as of
                           July 31, 2002 (unaudited) and
                           October 31, 2001                                   3

                           Consolidated Statements of Operations
                           (unaudited) for the Three Months and Nine
                            Months ended July 31, 2002 and 2001               4

                           Consolidated Statements of Cash Flows
                           (unaudited) for the Nine Months ended
                           July 31, 2002 and 2001                             5

                           Notes to Consolidated Financial Statements
                           (unaudited)                                      6-12

         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operations                                      13-20

         Item 3.           Quantitative and Qualitative Disclosures
                           About Market Risk                               21-22

Part II - Other Information                                                23-27

         Item 1.           Legal Proceedings

         Item 2.           Changes in Securities

         Item 3.           Defaults upon Senior Securities

         Item 4.           Submission of Matters to a Vote of Security Holders

         Item 5.           Other Information

         Item 6.           Exhibits and Reports on Form 8-K

Signatures and Certifications                                              28-30

               VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                                                                                  July 31,             October 31,
                                                                                    2002                  2001
                                                                            -------------------    ------------------
                                                                                (unaudited)
                                  ASSETS
CURRENT ASSETS:
        Cash and cash equivalents                                           $          371,990     $       1,099,223
        Accounts receivable - net of allowance                                      10,971,091             7,470,152
        Inventories                                                                  4,603,430             3,147,985
        Current portion of deferred tax asset                                        2,112,978             2,313,000
        Other current assets                                                         1,777,037             2,297,358
                                                                            -------------------    ------------------
          TOTAL CURRENT ASSETS                                                      19,836,526            16,327,718
                                                                            -------------------    ------------------
PROPERTY AND EQUIPMENT - net of accumulated depreciation                            22,639,050            21,231,954
                                                                            -------------------    ------------------
OTHER ASSETS:
        Goodwill                                                                    70,427,887            65,724,781
        Other intangible assets - net of accumulated amortization                      706,140               375,931
        Deferred tax asset                                                           1,255,618             2,301,000
        Other assets                                                                   234,581               255,046
                                                                            -------------------    ------------------
          TOTAL OTHER ASSETS                                                        72,624,226            68,656,758
                                                                            -------------------    ------------------
TOTAL ASSETS                                                                $      115,099,802     $     106,216,430
                                                                            ===================    ==================


                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
        Accounts payable                                                    $        5,539,793     $       4,102,235
        Current portion of customer deposits                                           178,075               155,943
        Accrued expenses                                                             3,817,142             3,291,923
        Unrealized loss on derivatives                                                 851,105               973,537
        Line of credit                                                               1,916,628                     -
        Current portion of long term debt                                            4,768,509             3,560,128
                                                                            -------------------    ------------------
          TOTAL CURRENT LIABILITIES                                                 17,071,252            12,083,766

        Long term debt - net of current portion                                     47,760,235            47,851,386
        Customer deposits                                                            2,789,849             2,443,100
                                                                            -------------------    ------------------
          TOTAL LIABILITIES                                                         67,621,336            62,378,252
                                                                            -------------------    ------------------
STOCKHOLDERS' EQUITY:
        Preferred stock - $.001 par value, 500,000
             authorized shares, none issued and outstanding
        Common stock - $.001 par value, 50,000,000
             authorized shares, 21,168,927 issued and outstanding
             shares at July 31, 2002 and 20,767,670 at October 31, 2001                 21,169                20,768
        Paid-in capital                                                             56,848,470            55,562,599
        Accumulated deficit                                                         (8,540,068)          (10,771,652)
        Other comprehensive loss                                                      (851,105)             (973,537)
                                                                            -------------------    ------------------
          TOTAL STOCKHOLDERS' EQUITY                                                47,478,466            43,838,178
                                                                            -------------------    ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $      115,099,802     $     106,216,430
                                                                            ===================    ==================


                 See notes to consolidated financial statements

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   Three months ended                     Nine months ended
                                                                        July 31,                              July 31,
                                                         -------------------------------------  ------------------------------------
                                                                2002                2001              2002                2001
                                                         -----------------   -----------------  ----------------    ----------------
                                                           (unaudited)                            (unaudited)

SALES                                                    $     21,578,891     $    18,171,586   $    53,801,750      $   47,197,468

COST OF GOODS SOLD                                             10,783,602           8,488,534        26,211,873          21,643,564
                                                         -----------------   -----------------  ----------------    ----------------
GROSS PROFIT                                                   10,795,289           9,683,052        27,589,877          25,553,904
                                                         -----------------   -----------------  ----------------    ----------------
OPERATING EXPENSES:
          Selling, general and administrative                   6,691,147           6,453,774        18,915,101          17,716,632
          Advertising                                             453,992             339,817         1,152,386             926,902
          Amortization                                             58,050             636,594           174,152           1,905,905
                                                         -----------------   -----------------  ----------------    ----------------
TOTAL OPERATING EXPENSES                                        7,203,189           7,430,185        20,241,639          20,549,439
                                                         -----------------   -----------------  ----------------    ----------------
INCOME  FROM OPERATIONS                                         3,592,100           2,252,867         7,348,238           5,004,465
                                                         -----------------   -----------------  ----------------    ----------------
OTHER INCOME (EXPENSE):
          Interest                                             (1,186,774)         (1,241,445)       (3,569,380)         (3,903,481)
          Miscellaneous                                          (263,500)             (2,380)          (59,550)              5,836
                                                         -----------------   -----------------  ----------------    ----------------
TOTAL OTHER EXPENSE                                            (1,450,274)         (1,243,825)       (3,628,930)         (3,897,645)
                                                         -----------------   -----------------  ----------------    ----------------
INCOME BEFORE INCOME TAXES                                      2,141,826           1,009,042         3,719,308           1,106,820

INCOME TAX EXPENSE                                               (850,028)                  -        (1,487,724)                  -
                                                         -----------------   -----------------  ----------------    ----------------
NET INCOME                                               $      1,291,798    $      1,009,042   $     2,231,584     $     1,106,820
                                                         -----------------   -----------------  ----------------    ----------------
NET INCOME PER SHARE - BASIC                             $           0.06     $          0.05   $          0.11      $         0.05
                                                         =================   =================  ================    ================
NET INCOME PER SHARE - DILUTED                           $           0.06     $          0.05   $          0.10      $         0.05
                                                         =================   =================  ================    ================
Weighted Average Shares Used in Computation - Basic            21,118,235          20,516,477        21,091,729          20,307,411
                                                         =================   =================  ================    ================
Weighted Average Shares Used in Computation - Diluted          21,978,485          20,882,987        22,111,467          20,465,869
                                                         =================   =================  ================    ================



                 See notes to consolidated financial statements

                            VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                            Nine months ended
                                                                                                                July 31,
                                                                                                     -------------------------------
                                                                                                          2002             2001
                                                                                                     --------------  ---------------

                                                                                                       (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                                        $ 2,231,584      $ 1,106,820
     Adjustments to reconcile net income to net cash provided by operating activities:

       Depreciation                                                                                      3,209,817        2,670,509
       Amortization                                                                                        174,152        1,905,905
       Decrease in deferred tax asset                                                                    1,245,404                -
       Gain on disposal of property and equipment                                                           (1,225)          59,962
       Non cash compensation                                                                                52,400                -

     Changes in assets and liabilities (net of effect of acquisitions):
       Accounts receivable                                                                              (3,500,939)      (1,582,115)
       Inventory                                                                                        (1,455,445)        (211,368)
       Other current assets                                                                                550,426         (192,606)
       Other  assets                                                                                        20,465         (142,755)
       Accounts payable                                                                                  1,437,558       (1,053,411)
       Customer deposits                                                                                   173,509          326,742
       Accrued expenses                                                                                    525,217         (331,000)
                                                                                                     --------------  ---------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                                4,662,923        2,556,683
                                                                                                     --------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                                 (3,993,938)      (2,955,329)
     Proceeds from sale of money market investment                                                               -        3,301,064
     Proceeds from sale of fixed assets                                                                     27,750           31,700
     Cash used for acquisitions - net of cash acquired                                                  (4,987,073)        (120,000)
                                                                                                     --------------  ---------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                                     (8,953,261)         257,435
                                                                                                     --------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from line of credit                                                                        3,865,706        3,240,000
     Proceeds from debt                                                                                  4,200,000                -
     Principal payments of debt                                                                         (5,031,847)      (6,737,217)
     Exercise of stock options                                                                             308,349                -
     Sale of common stock                                                                                  220,897          339,131
                                                                                                     --------------  ---------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                                      3,563,105       (3,158,086)
                                                                                                     --------------  ---------------
NET DECREASE  IN CASH                                                                                     (727,233)        (343,968)

CASH AND CASH EQUIVALENTS - Beginning of year                                                            1,099,223        1,408,158
                                                                                                     --------------  ---------------
CASH AND CASH EQUIVALENTS - End of period                                                                $ 371,990      $ 1,064,190
                                                                                                     ==============  ===============
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest                                                                                 $ 3,430,164      $ 3,467,987
                                                                                                     ==============  ===============

Cash paid for taxes                                                                                      $ 725,593              $ -
                                                                                                     ==============  ===============
Common Stock in connection with acquisition                                                              $ 704,627              $ -
                                                                                                     ==============  ===============
Debt converted to common stock                                                                                 $ -        $ 725,000
                                                                                                     ==============  ===============



                 See notes to consolidated financial statements

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.       BASIS OF PRESENTATION
         ---------------------
         The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. The results have been determined on the basis of generally accepted accounting principles and practices applied consistently with the Annual Report on Form 10-K of Vermont Pure Holdings, Ltd. (the "Company") for the year ended October 31, 2001.

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


2.       RECENT ACCOUNTING PRONOUNCEMENTS
         --------------------------------
         On April 30, 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No.13, and Technical Corrections." The rescission of SFAS No.4, "Reporting Gains and Losses from Extinguishments," and SFAS No.64, "Extinguishments of Debt made to Satisfy Sinking Fund Requirements," which amended SFAS No.4, will affect income statement classification of gains and losses from extinguishment of debt. SFAS No.4 requires that gains and losses from extinguishment of debt be classified as an extraordinary item, if material. Under SFAS No. 145, extinguishment of debt is now considered a risk management strategy by the reporting enterprise and the FASB does not believe it should be considered extraordinary under the criteria in APB Opinion No.30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in APB Opinion No. 30. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, extinguishments of debt shall be classified under the criteria in APB Opinion No. 30.

         In June 2002, the FASB issued SFAS No.146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has not yet determined the impact of SFAS No.146 on its financial position and results of operations, if any.

3.       GOODWILL AND AMORTIZATION
         -------------------------
         In July 2001, the FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Effective November 1, 2001, the Company elected early adoption of SFAS No. 142. SFAS No. 142 eliminates the amortization for goodwill and other intangible assets with indefinite lives. Intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. SFAS No. 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If impairment is indicated, then the implied fair value of the reporting unit's goodwill is determined by allocating the unit's fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying value over its implied fair value. The Company hired an independent consultant to conduct the initial test of the carrying value of its goodwill during the second quarter of fiscal 2002, and, as a result, the Company concluded that there was no current impairment of goodwill. In subsequent fiscal years, the Company will conduct an annual assessment of the carrying value of its goodwill, as required by SFAS No. 142.

         In accordance with SFAS No. 142, the Company discontinued amortization of goodwill effective November 1, 2001. The pro forma effects of the adoption of SFAS No. 142 on net income and basic and diluted earnings per share are as follows:



                                                             Three Months Ended             Nine Months Ended
                                                                   July 31,                       July 31,
                                                              2002           2001           2002            2001
                                                              ----           ----           ----            ----
Net income, as reported                                     $1,291,798   $1,009,042     $2,231,584       $1,106,820
Intangible amortization net of $0 tax                                -      590,028              -        1,770,084
                                                            ----------   ----------     ----------       ----------
Net income, pro forma                                       $1,291,798   $1,599,070     $2,231,584       $2,876,904
                                                            ==========   ==========     ==========       ==========

Basic earnings per share:
Net income per share, as reported                             $.06           $.05           $.11            $.05
Intangible amortization net of $0 tax                            -            .03              -             .09
                                                              -----          ----           ----            ----
Net income per share, pro forma                               $.06           $.08           $.11            $.14
                                                              ====           ====           ====            ====

Diluted earnings per share:
Net income per share, as reported                             $.06           $.05           $.10            $.05
Intangible amortization net of $0 tax                            -            .03              -             .09
                                                              -----          ----           ----            ----
Net income per share, pro forma                               $.06           $.08           $.10            $.14
                                                              ====           ====           ====            ====

4.       PROMOTIONAL ALLOWANCES
         ----------------------
         Effective February 1, 2001, the Company adopted the provisions of Emerging Issues Task Force ("EITF") Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." EITF 01-09 codifies and reconciles EITF Issue No. 00-14, "Accounting for Certain Sales Incentives," Issue 3 of Issue No. 00-22, "Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future" and EITF No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products."

         The effect of the adoption of EITF Issue No. 01-09 is as follows:
                                      Three Months Ended July 31,             Nine Months Ended July 31,
                                        2002                2001                2002               2001
                                        ----                ----                ----               ----
Gross Sales                         $22,464,293         $18,974,434         $55,839,661         $48,739,591
Promotion                            ( 885,402)          ( 802,848)         ( 2,037,911)       ( 1,542,123)
                                     ----------          ----------         ------------       ------------
Net Sales                           $21,578,891         $18,171,586         $53,801,750         $47,197,468
                                    ===========         ===========         ===========         ===========

         In addition to reducing sales, the adoption of the EITF also resulted in a reduction of advertising expenses by $2,037,911 and $1,542,123 for the nine months ended July 31, 2002 and 2001, respectively. Similarly, advertising expenses for the three month periods ending July 31, 2002 and 2001 decreased by $885,402 and $802,848, respectively. These reclassifications had no impact on operating income.

5.       OPERATING LEASES
         ----------------
         During the nine month period ended July 31, 2002, the Company entered into operating leases, primarily related to vehicles it uses to operate its business. The total increase in lease payments as a result of these commitments over the next five years totals approximately $630,000.

6.       SEGMENTS
         --------
         During the first quarter of fiscal 2002, the Company started accounting for its business in two separate segments, "retail" and "home and office." Reorganization and integration of operations in fiscal year 2001 has resulted in management's preparation of more detailed information to evaluate these businesses.

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

         For the three months ended July 31, 2002 and 2001:

                                      Home & Office            Retail              Corporate                 Total
                                      --------------       --------------       ----------------        ----------------
     (000's $)                       2002       2001       2002      2001       2002        2001        2002        2001
                                     ----       ----       ----      ----       ----        ----        ----        ----
     Sales                            12,852     12,447     8,727     5,725          -         -         21,579      18,172
     Cost of Goods Sold                4,884      4,532     5,900     3,957          -         -         10,784       8,489
                                   ---------- ---------- --------- --------- ----------- ----------- ----------- -----------
     Gross Profit                      7,968      7,915     2,827     1,768                              10,795       9,683
     Operating Expenses                4,708      5,179     1,694     1,251        801      1,000         7,203       7,430
                                   ---------- ---------- --------- --------- ----------- ----------- ----------- -----------
     Operating Income                  3,260      2,736     1,133       517       (801)    (1,000)        3,592       2,253
     Interest (Expense)                                                         (1,187)    (1,242)       (1,187)     (1,242)
     Other Income                      (263)        (2)                                                    (263)         (2)
                                   ---------- ---------- --------- --------- ----------- ----------- ----------- -----------
     Income Before Taxes               2,997    2,734       1,133       517     (1,988)     (2,242)       2,142       1,009
                                   ========== ========== ========= ========= =========== =========== =========== ===========




         For the nine months ended July 31, 2002 and 2001:

                                      Home & Office             Retail               Corporate                  Total
                                      --------------       --------------         ----------------        ----------------
     (000's $)                       2002       2001       2002       2001        2002        2001        2002         2001
                                     ----       ----       ----       ----        ----        ----        ----         ----
     Sales                            36,335     34,995     17,467     12,202           -          -        53,802      47,197
     Cost of Goods Sold               13,864     13,434     12,348      8,210           -          -        26,212      21,644
                                   ---------- ---------- ---------- ---------- ----------- ----------- ------------ -----------
     Gross Profit                     22,471     21,561      5,119      3,992                               27,590      25,553
     Operating Expenses               14,252     15,207      3,691      3,079       2,299      2,263        20,242      20,549
                                   ---------- ---------- ---------- ---------- ----------- ----------- ------------ -----------
     Operating Income                  8,219      6,354      1,428        913      (2,299)    (2,263)        7,348       5,004
     Interest (Expense)                                                            (3,569)    (3,903)       (3,569)     (3,903)
     Other Income                      (264)          6        204                                             (60)          6
                                   ---------- ---------- ---------- ---------- ----------- ----------- ------------ -----------
     Income Before Taxes               7,955      6,360      1,632        913      (5,868)    (6,166)        3,719       1,107
                                   ========== ========== ========== ========== =========== =========== ============ ===========

7.       MERGERS AND ACQUISITIONS
         ------------------------
         On November 1, 2001, the Company acquired substantially all the assets of Iceberg Springs Water, Inc. The acquired assets were merged into the Company's Home & Office operations in Connecticut.

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

         The following table summarizes the pro forma consolidated results of operations (unaudited) of the Company for the three and nine months ended July 31, 2002 and July 31, 2001 as though the acquisition had been consummated at the beginning of the periods presented:



                                                      Three Months Ended                       Nine Months Ended
                                                --------------------------------     ----------------------------------
                                                July 31, 2002       July 31, 2001    July 31, 2002        July 31, 2001
                                                -------------       -------------    -------------        -------------
Total Revenue                                    $21,578,891         $18,936,947         $53,801,750          $49,362,333
Net Income                                       $ 1,291,798         $ 1,076,166         $ 2,231,584          $ 1,285,598
Net  Income Per Share - Diluted                     $ .06               $ .05              $ 0.10                $ .06
Weighted Average Common Shares Outstanding
- Diluted                                          21,978,485         20,882,987          22,111,467           20,465,869
                                                =============       ============     ===============       ===============

8.       DEBT
         ----
         During the nine months ended July 31, 2002 the Company borrowed approximately $3,866,000 from its working capital line of credit with Webster Bank. As of July 31, 2002 the total obligation outstanding under this facility was $1,916,628. The line of credit has a limit of $5,000,000 and matures on October 5, 2002. In addition, letters of credit totaling $636,264 secured by the line were issued on the Company's behalf, reducing the availability of the line by that amount. Webster Bank also agreed to modify its lending agreement with the Company in order to provide $4,200,000 of additional debt to facilitate the acquisition of Iceberg Springs Water, Inc. (see note 7).

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

9.       COMPREHENSIVE INCOME

         The following table summarizes the computations reconciling net income to comprehensive income for the three months and nine months ended July 31, 2002:



                                                     Three Months Ended                    Nine Months Ended

                                               July 31, 2002     July 31, 2001      July 31, 2002      July 31, 2001
                                               -------------     -------------      -------------      -------------
Net Income                                      $1,291,798         $1,009,042      $ 2,231,584           $ 1,106,820
                                             ------------------ ----------------  ----------------- ------------------
Other Comprehensive Income
Unrealized (loss) gain on derivatives
    designated as cash flow hedges.               (134,836)          (121,620)          122,432             (505,355)
                                             ------------------ ----------------  ----------------- ------------------
Comprehensive Income                           $ 1,156,962         $  887,422      $  2,354,016            $ 601,465
                                             ================== ================  ================= ==================

10.      EMPLOYEE STOCK PURCHASE PLAN
         ----------------------------
         On June 15, 1999 the Company's shareholders approved the "Vermont Pure Holdings, Ltd. 1999 Employee Stock Purchase Plan." On January 1, 2001, employees commenced participation in the plan. The total number of shares issued under this plan during the nine months ended July 31, 2002 was 62,740.

11.      EARNINGS PER SHARE AND WEIGHTED AVERAGE SHARES
         ----------------------------------------------

         The Company considers outstanding in-the-money stock options as potential common stock in its calculation of diluted earnings per share and uses the treasury stock method to calculate the applicable number of shares. The following calculation provides the reconciliation of the denominators used in the calculation of basic and fully diluted earnings per share:


                                                       Three Months Ended                         Nine Months Ended
                                               ----------------------------------        ----------------------------------------
                                               July 31, 2002        July 31, 2001        July 31, 2002         July 31, 2001
                                               -------------        -------------        -------------         -------------
Net Income                                      $ 1,291,798          $ 1,009,042          $ 2,231,584           $ 1,106,820
                                                -----------          -----------          -----------           -----------
Denominator:
Basic Weighted Average Shares
     Outstanding                                 21,118,235           20,516,477           21,091,729            20,307,411
Effect of Stock Options                             860,250              366,510            1,019,738               158,458
                                                -----------          -----------          -----------           -----------
Diluted Weighted Average Shares
     Outstanding                                 21,978,485           20,882,987           22,111,467            20,465,869
                                                ----------           ----------           ----------            ----------
Basic Earnings Per Share                           $.06                 $.05                 $.11                  $.05
Diluted Earnings Per Share                         $.06                 $.05                 $.10                  $.05


12.      TAX SETTLEMENT

         On October 31, 2001 the Company was in the process of being audited by the State of New York (the "State") concerning compliance of the State's sales and use tax regulations for the period March 1, 1997 to August 31, 2000. The Company conducts a significant amount of its business in the State. On July 15, 2002 the Company paid $189,000 to the State of New York in full settlement of the inquiry.

13.  SUBSEQUENT EVENTS

         Compliance with Financial Covenants of the Company's Bank Agreement

         The Company's Loan and Security agreement requires that it be in compliance with certain financial covenants at the end of each fiscal quarter. The Company was in compliance with all of its financial covenants at the end of the third quarter except the debt service coverage ratio. The bank waived the covenant for the period and agreed to modify the covenant in future negotiations. The Company's operating line of credit expires on October 5, 2002 and Webster Bank has agreed to extend the line of credit 120 days from that date. The Company is currently negotiating a modification of its entire agreement to increase debt capacity.

PART I - Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto as filed in the Annual Report on Form 10-K of Vermont Pure Holdings, Ltd. (the "Company") for the year ended October 31, 2001.

                           Forward-Looking Statements
                           --------------------------

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

                              Results of Operations
                              ---------------------

During 2001, the Company integrated and consolidated operations following the merger with Crystal Rock in October 2000. This process effectively created operating segments that are defined by the kind of product and its distribution channel, specifically a home and office segment and a retail segment. Accordingly, over that time, management has developed reporting that evaluates the Company by these segments. Starting with the first quarter of 2002, the Company incorporated this segmental reporting into its financial statements as a means for readers to evaluate the Company more closely. For the purposes of segmental reporting, management has allocated all costs for which there is a justifiable basis of allocation but has maintained administrative and interest charges incurred by the holding company in a "corporate" classification.

During its second fiscal quarter of 2002 the Company adopted several recent accounting pronouncements that significantly affect the way it accounts for sales and promotional expenses but has no effect on the reported earnings. Traditionally, the Company has accounted for certain promotional programs, defined in the pronouncements, as expenses. As of July 31, 2002 the Company has excluded these allowances from both sales and operating expenses in its Consolidated Statements of Operations for the periods presented herein in 2002 and 2001.

For the Three Months Ended July 31, 2002 (Third Quarter)
--------------------------------------------------------

Sales - Sales for the third quarter of fiscal year 2002 were $21,579,000 compared to $18,172,000 for the same period of fiscal year 2001, an increase of $3,407,000, or 19%. Adoption of recent accounting pronouncements required that $885,000 and $803,000 of what were traditionally promotional costs be reclassified to reduce sales in 2002 and 2001, respectively.

Sales for the home and office segment for the third quarter of fiscal 2002 were $12,852,000 compared to $12,447,000 for the corresponding period of fiscal year 2001, an increase of $405,000, or 3%. The increase was primarily the result of an acquisition completed on November 1, 2001 in the Company's core Connecticut market. Of the total home and office segment sales for the quarter, water sales totaled $6,757,000, an increase of 5% from the same period a year ago and equipment rental was $2,195,000, an increase of 9% over the combined total for the same period a year ago. Sales of coffee and other products were $3,900,000 for the third quarter of fiscal 2002, a decrease of 2% compared to the same period a year ago. This reflects a decrease in demand for certain other products sold in the home and office distribution system including coffee and the ancillary products associated with it. Management believes that the decrease in this line of products is due to the general slowdown in economic conditions in the Northeastern United States. Demand for coffee and related products is traditionally greater in the winter months than in the summer.

Sales for the retail segment for the third quarter of fiscal 2002 were $8,727,000 compared to $5,725,000 for the corresponding period of fiscal year 2001, an increase of $3,002,000, or 52%. For the third quarter of the fiscal year, sales of private label brands increased 147% compared to the same period a year ago. Growth of private label brands reflects both new account acquisitions and market share gain in the established customer base during the period. In light of increasing competition in established markets for regional and national brands, the Company has accelerated its strategy to become a premier private label spring water provider. Sales of the Vermont Pure and Hidden Spring brands decreased 17% and 5%, respectively, compared to the third quarter a year ago. Average net selling prices of retail-size products for the three months ended July 31, 2002 decreased 12% compared to the corresponding period in fiscal year 2001. The decrease in average selling price was primarily attributable to the competitive nature of the branded product market, lower prices for private label products, in general, and the addition of a one-gallon size product to accommodate a specific private label customer. The gallon size is a lower priced product by volume compared to other products and the Company pays a packing fee to a supplier to produce the product.

Cost of Goods Sold/Gross Profit - For the three months ended July 31, 2002, cost of goods sold was $10,784,000 compared to $8,489,000 for the same period in fiscal 2001, or an increase of 27%. Gross profit for the third quarter of 2002 was $10,795,000 compared to $9,683,000 for the corresponding period a year ago, an increase of $1,112,000, or 11%. The increase in gross profit is primarily the result of higher sales volume. As a percentage of sales, gross profit for the third quarter was 50% in 2002 and 53% in 2001. The decrease in the percentage is a result of a higher sales mix of retail-size products and a lower gross profit rate on those products. Gross profit for the home and office segment was $7,968,000, or 62% of sales, in the third quarter of fiscal 2002 compared to $7,915,000, or 64% of sales, for the comparable period in 2001. The increase in gross profit for the home and office segment was primarily due to generally higher sales volume. The decrease in the gross margin percentage is attributable to higher production costs. Gross profit for the retail segment was $2,827,000, or 32% of sales, in the third quarter of fiscal 2002 compared to $1,768,000, or 31% of sales, for the comparable period in 2001. The increase in gross profit for the retail segment was the result of higher sales volume. Although average selling prices decreased, higher volume contributed to lower product costs and gross margin increased slightly.

Operating Expenses - For the three months ended July 31, 2002, compared to the corresponding period in fiscal year 2001, total operating expenses were $7,203,000 and $7,430,000, respectively, a decrease of $227,000. Selling, general and administrative expenses ("SG&A") increased by $237,000, or 4%, for the third quarter compared to the corresponding period a year ago. The increase in SG&A was primarily due to increased sales for the period. SG&A for the quarter were $4,375,000 for the home and office segment in the 2002 compared to $4,376,000 for the same period in the prior year. SG&A for the retail segment was $1,515,000 for the retail segment in the third quarter compared to $1,077,000 for the same period a year ago, an increase of 41%. This increase was a result of higher freight and warehouse costs related to increased sales. SG&A also includes $801,000 of corporate expenses for the period compared to $1,000,000 in the third quarter of 2001 as a result of a reduction for internal administration costs and outside administrative services. Advertising and promotional expenses increased $114,000, or 34%, during the third quarter of 2002 compared to the corresponding period a year earlier. The increase was primarily due to an increase in advertising in the home and office segment in an effort to offset the effect of an economic slowdown. Advertising costs in the home and office segment totaled $275,000 in the period compared to $166,000 a year ago. As mentioned above, certain promotional activity associated with the retail segment reported as expenses in previous periods have been reclassified with the effect of reducing sales. Promotion and advertising for the retail segment totaled $179,000 in the period compared to $174,000 a year ago. The slight increase is indicative of the sales trend of the Company's branded retail products.

For the third quarter of fiscal year 2002, amortization decreased $579,000 to $58,000 from $637,000 for the same period a year ago. Amortization decreased because the Company implemented Statement of Financial Accounting Standards No. 142 in the first quarter of 2002 which stipulates that goodwill will not be amortized.

Income from Operations - Income from operations for the third quarter of fiscal 2002 was $3,592,000 as compared to $2,253,000 for the corresponding period last year, an improvement of $1,339,000, or 59%. The increased income is primarily the result of higher sales and lower operating expenses. The reduction of operating expenses is due to the substantial decrease in amortization discussed above. Income from operations in the home and office segment increased to $3,260,000 in the third quarter of 2002 from $2,736,000 in the third quarter of 2001 primarily because of an increase in sales and decrease in operating expenses. Income from operations in the retail segment increased to $1,133,000 in the third quarter of 2002 compared to income of $517,000 in the third quarter of 2001. The increase in this segment is attributable to higher sales for the period.

Other Income/Expense - Interest expense decreased $54,000 to $1,187,000 in the third quarter of fiscal 2002 from $1,241,000 in the third quarter of fiscal year 2001. The decrease in interest expense was a result of significantly lower interest rates on the Company's senior debt. The Company recognized other expenses in the period of $264,000 for settlement of a sales tax assessment in New York, settlement of an uninsured workers compensation claim and loss on sale of assets.

Income Before Income Taxes - The Company's net income before taxes for the three months ended July 31, 2002 was $2,142,000 compared to net income before taxes of $1,009,000 for the corresponding period last year. The improvement of $1,133,000 is attributable to higher sales and decreased amortization and interest charges that more than offset increases in other operating expenses.

Income Tax/Net Income - The Company accrued income tax expense at an effective rate of 40% for the quarter ended July 31, 2002. Based on the expected utilization of tax loss carryforwards, the Company's income tax expense was offset by an increase in its deferred tax asset for the quarter ended July 31, 2001 resulting in no net tax expense for the quarter. Net income for the quarter was $1,292,000 in 2002 compared to $1,009,000 in 2001, an improvement of $283,000, or 28%.

For the Nine Months Ended July 31, 2002

Sales - Sales for the first nine months of fiscal year 2002 were $53,802,000 compared to $47,197,000 for fiscal year 2001, an increase of $6,605,000, or 14%. Promotional allowances of $2,038,000 and $1,542,000 for 2002 and 2001 were excluded from gross sales in each of the respective years.

Sales for the home and office segment for the first nine months of fiscal 2002 were $36,335,000 compared to $34,995,000 for the corresponding period of fiscal year 2001, an increase of $1,340,000 or 4%. The increase is primarily the result of market demand for water and coolers and an acquisition completed November 1, 2001 in the Company's core Connecticut market. Of the total home and office segment sales for the nine month period, water sales totaled $18,202,000, an increase of 8% from the same period a year ago and equipment rental was $6,568,000, an increase of 10% over the same period a year ago. Sales of coffee and other products were $11,565,000, a decrease of 5% compared to the same period a year ago. This decrease is attributable to unseasonably warm weather during the first fiscal quarter, when coffee sales peak, and a decrease in demand due to the general slowdown in economic conditions in the Northeastern United States.

Sales for the retail segment for the nine months ended July 31, 2002 were $17,467,000 compared to $12,202,000 for the corresponding period of fiscal year 2001, an increase of $5,265,000, or 43%. For the first nine months of the fiscal year, sales of private label brands increased 132% compared to the same period a year ago. Growth of private label brands reflects both new account acquisitions and market share gain in the established customer base during the period. Sales of the Vermont Pure and Hidden Spring brands decreased 12% and 9%, respectively, compared to the first nine months a year ago. Average selling prices of retail-size products for the nine month period decreased 10% compared to the corresponding period in fiscal year 2001. The decrease in average selling price was primarily attributable to the competitive nature of the branded product market, lower prices for private label products, in general, and the addition of a one-gallon size product to accommodate a specific private label customer. The gallon size is a lower priced product by volume compared to other products and the Company pays a packing fee to a supplier to produce the product.

Cost of Goods Sold/Gross Profit - For the nine months ended July 31, 2002, cost of goods sold was $26,212,000 compared to $21,644,000 for the same period in fiscal 2001, or an increase of 21%. Gross profit for the nine months was $27,590,000 compared to $25,554,000 for the corresponding period a year ago, an increase of $2,036,000, or 8%. The increase in gross profit is primarily the result of higher sales volume. As a percentage of sales, gross profit for the nine month period was 51% in 2002 and 54% in 2001. The decrease in the percentage is a result of a higher sales mix of retail-size products and a lower gross profit rate on those products. Gross profit for the home and office segment was $22,471,000, or 62% of sales, for the first nine months of fiscal 2002 compared to $21,561,000, or 62% of sales, for the comparable period in 2001. The increase in gross profit was primarily due to generally higher sales volume. Gross profit for the retail segment was $5,119,000, or 29% of sales, in the first three quarters of fiscal 2002 compared to $3,992,000, or 33% of sales, for the comparable period in 2001. The increase in gross profit, in absolute terms, was the result of higher sales volume, while gross profit, as a percentage of sales, decreased as the result of lower average selling prices primarily influenced by the higher mix of private label products and, in particular, introduction of a one-gallon size product. The margin on the one-gallon size is significantly lower than the other products the Company sells in this segment. During the first two quarters, the Company experienced production inefficiencies during the installation of additional bottling equipment which increased costs per case. Installation and startup of this equipment was completed in the second quarter of 2002 and better efficiency and higher volume improved gross margin in the third quarter.

Operating Expenses - For the nine months ended July 31, 2002 compared to the corresponding period in fiscal year 2001, total operating expenses were $20,242,000 and $20,549,000, respectively, a decrease of $307,000. Selling, general and administrative expenses ("SG&A") increased by $1,198,000, or 10%, for the nine month period compared to the corresponding period a year ago. The increase in SG&A expenses was primarily due to increased sales for the period and increases to administrative infrastructure required to support customer service and sales initiatives in the home and office segment and corporate public entity operations. SG&A for the home and office segment for the first three quarters were $13,389,000 in 2002 compared to $12,787,000 in 2001, an increase of $602,000 or 5%. SG&A increased in the retail segment to $3,228,000 in 2002 from $2,667,000 the corresponding period last year. Corporate expenses increased slightly to $2,299,000 in 2002 from $2,263,000 in 2001 for the comparable nine month period. The change is attributable to an increase in legal costs coupled with a decrease in costs for administration. Advertising and promotional expense increased $225,000, or 24%, during the first nine months of 2002 compared to the corresponding period a year earlier. The increase was primarily due to sales, slotting fees expensed in the first quarter of 2002, and an increase in the home and office segment in an effort to offset the effect of an economic slowdown. Advertising costs in the home and office segment totaled $689,000 in the period compared to $514,000 to a year ago, an increase of 34%. As mentioned above, certain promotional activity associated with the retail segment reported as expenses in the previous periods have been reclassified with the effect of reducing sales. Promotion and advertising for the retail segment totaled $463,000 in the period compared to $413,000 a year ago, a 12% increase.

For the first three quarters of fiscal year 2002, amortization decreased $1,732,000 to $174,000 from $1,906,000 for the same period a year ago. Amortization decreased because the Company implemented Statement of Financial Accounting Standards No. 142 in the first quarter of 2002 which stipulates that goodwill will not be amortized. The pronouncement also stipulates that goodwill will be assessed periodically for impairment. The Company completed a valuation of its goodwill in the second quarter and determined that there is no impairment to the goodwill presently on the balance sheet. Other intangible assets continue to be amortized. All amortization is accounted for in the home and office segment.

Income from Operations - Income from operations for the nine months ended July 31, 2002 was $7,348,000 as compared to $5,004,000 for the corresponding period last year, an improvement of $2,344,000, or 47%. The increased income is primarily the result of higher sales and lower operating expenses. The reduction of operating expenses is due to the substantial decrease in amortization discussed above. Income from operations in the home and office segment increased to $8,219,000 in the first three quarters of 2002 from $6,354,000 in the first three quarters of 2001 primarily because of an increase in sales and decrease in operating expenses due to lower amortization. Income from operations in the retail segment increased to $1,428,000 in the first three quarters of 2002 compared to income of $913,000 in the first three quarters of 2001. The increase is due to higher sales and increased production efficiencies in the third quarter.

Other Income/Expense - Interest expense decreased $334,000 to $3,569,000 during the first nine months of fiscal 2002 from $3,903,000 in the first nine months of fiscal year 2001. The decrease in interest expense was a result of significantly lower interest rates on the Company's senior debt and operating line of credit. The Company also recognized $204,000 from the sale of a trademark, net of legal expenses incurred for the transaction and expenses for other matters as described above.

Income Before Income Taxes - The Company's net income before taxes for the nine months ended July 31, 2002 was $3,719,000 compared to net income before taxes of $1,107,000 for the corresponding period last year. The increase of $2,612,000 is attributable to higher sales and decreased amortization and interest charges that more than offset increases in other operating expenses.

Income Tax/Net Income - The Company accrued income tax expense at an effective rate of 40% for the nine month period ended July 31, 2002. Based on the expected utilization of tax loss carryforwards, the Company's income tax expense was offset by an increase in its deferred tax asset for the nine months ended July 31, 2001 resulting in no net tax expense for the period. Net income for the first nine months of fiscal 2002 was $2,232,000 compared to $1,107,000 in the first nine months of 2001, an increase of $1,125,000.

                         Liquidity and Capital Resources
                         --------------------------------

As of July 31, 2002 the Company had working capital of $2,765,000 compared to $4,244,000 on October 31, 2001, a decrease of $1,479,000. The decrease in working capital was a result of seasonal cash needs and capital expenditures associated with installation of a second bottling line for retail products in its Randolph facility that was financed from the Company's operating line of credit.

Increases in accounts receivable and inventory are reflective of the seasonal upturn in the retail segment of the business in the second and third quarters. The Company reduced its deferred tax asset by $1,245,000 principally due to the utilization in 2002 of its tax carryforwards. Accordingly, cash used for payment of taxes is significantly less than the amount of income tax expense the Company has booked for the first three quarters. Current liabilities increased as a result of the escalation of the Company's debt repayment schedule over the next twelve months.

The Company used $3,993,000 for equipment purchases. Approximately $1,400,000 of this amount was used for the installation of the second bottling line. This project was completed and the line was started up during the second quarter. The balance of capital spending was for equipment used in the normal course of business. The most significant of these items are bottles, coolers and brewers.

The Company borrowed up to $3,866,000 from its operating line of credit as a source of cash during the nine month period for its operating and capital cash requirements. The Company's line of credit with Webster Bank has a limit of $5,000,000 and matures October 5, 2002. As of July 31, 2002, there was an outstanding balance of $1,917,000 as well as $636,000 committed for letters of credit. Regularly scheduled principal payments continue to be made on senior debt. During the first nine months of 2002, the Company paid $3,043,000 to make scheduled debt repayments to Webster Bank. In addition, it has repaid $2,076,000 that was borrowed from its operating line in the last nine months.

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

Effective January 30, 2002, the bank approved an amendment to the Loan and Security Agreement to allow $1,800,000 of non-recurring capital expenditures made during the last four fiscal quarters to expand bottling capacity to be excluded from capital expenditures under the debt service coverage covenant defined in the agreement. The covenant is intended to measure the Company's capability to generate cash to cover repayment of debt and routine capital expenditures. The Company was in compliance with all of its financial covenants at the end of the third quarter except the debt service coverage covenant. The bank agreed to waive the covenant for the period and modify the measure in future negotiations.

The Company is currently negotiating a modification of its entire loan agreement with Webster Bank to extend the expiring line of credit and make more debt capacity available for capital expansion, acquisitions, and retirement of a portion of subordinated debt. In the interim, the bank has agreed to extend the current line of credit arrangement for 120 days from the expiration date. The Company expects that its cash on hand and the cash generated from its future operations combined with the operating line of credit with Webster Bank will provide sufficient capital for routine operations in the current fiscal year and in the future. It also expects that growth we be able to be funded under a new financing agreement. However, no assurance can be given that this will be the case and that adequate financing at reasonable interest rates will be secured if more cash is needed.

                          Critical Accounting Policies
                          ----------------------------

The Securities and Exchange Commission ("SEC") recently issued proposed guidance for disclosure of critical accounting policies. The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods. To the extent that final SEC rules on this subject may require disclosures in addition to those the Company already makes, the Company intends to adopt such additional disclosure requirements once the final rules are required to be adopted.

PART I - Item 3
---------------

            QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company's operations result primarily from changes in interest rates and commodity prices.

         Interest Rate Risks

         At July 31, 2002, the Company had approximately $13,700,000 of long term debt subject to variable interest rates. Under the loan and security agreement with Webster Bank, the Company paid interest at a rate of LIBOR plus a margin of 1.75% through February 28, 2002. The margin was adjusted to 1.5% on March 1, 2002 based on the Company's performance as outlined in the agreement with Webster Bank. A hypothetical 100 basis point increase in the LIBOR rate would result in an additional $137,000 of interest expense on an annualized basis. Conversely, a decrease would result in a proportionate interest cost savings.

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

         In aggregate, the Company has fixed the interest rate on this $16,000,000 of debt at 7.5% over the next one to two years. Currently, management believes that this is above market rates though the agreements are based on three year rate projections. They serve to stabilize the Company's cash flow and expense but ultimately may cost more or less in interest than if the Company had carried all of its debt at a variable rate over the swap term. Since significantly increasing its debt in October 2001, management's strategy has been to keep the fixed and variable portions of its senior debt approximately equal to offset and minimize the risks of rising and falling interest rates. Future low rates may compel management to fix the interest rate on a higher portion of the Company's debt in order to further stabilize cash flow and expenses.

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

         Coffee
         ------

         The cost of the Company's coffee purchases are dictated by commodity prices. The Company enters into contracts to mitigate market fluctuation of these costs by fixing the price for certain periods. Currently it has fixed the price of its anticipated supply at "green" prices ranging from $.63-$.77 per pound through approximately the end of the calendar year. The Company is not insulated from price fluctuations beyond that date. At existing sales levels, an increase in pricing of $.10 per pound would result in approximately $100,000 of additional cost annually to the Company. In this case, competitors that had fixed pricing might have a competitive advantage.

PART II - Other Information

Item 1 - Legal Proceedings

         None.

Item 2 - Changes in Securities

         (a)      None.

         (b)      None.

(c)      None.

Item 3 - Defaults upon Senior Securities

         None.

Item 4 - Submission of Matters to a Vote of Security Holders


         None.

Item 5 - Other Information

         Certification Under Sarbanes-Oxley Act

         The Company's chief executive officer and chief financial officer have furnished to the SEC the certification with respect to this Report that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

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

3.3 By-laws of the Company. (Incorporated by reference from Exhibit 3.3 to Form 10-Q for the Quarter ended July 31, 2001.)

4.1       Registration Rights Agreement among the Company, Peter K. Baker, Henry
          E. Baker, John B. Baker and Ross Rapaport. (Incorporated by reference to Exhibit 4.6 of the Merger 8-K.)

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

10.3* 1999 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit A of the 1999 Proxy Statement of Vermont Pure Holdings, Ltd.)

10.4* Employment Agreement between the Company and Timothy G. Fallon. (Incorporated by reference to Exhibit 10.13 of the S-4 Registration Statement.)

10.5* Employment Agreement between the Company and Bruce S. MacDonald. (Incorporated by reference to Exhibit 10.14 of the S-4 Registration Statement.)

Exhibit Number
                   Description

10.6*     Employment   Agreement   between  the  Company  and  Peter  K.  Baker.
          (Incorporated by reference to Exhibit 10.15 of the S-4 Registration Statement.)

10.7*     Employment   Agreement   between   the  Company  and  John  B.  Baker.
          (Incorporated by reference to Exhibit 10.16 of the S-4 Registration Statement.)

10.8*     Employment   Agreement   between  the  Company  and  Henry  E.  Baker.
          (Incorporated by reference to Exhibit 10.17 of the S-4 Registration Statement.)

10.9 Lease of Buildings and Grounds in Watertown, Connecticut from the Baker's Grandchildren Trust. (Incorporated by reference to Exhibit
          10.22 of the S-4 Registration Statement.)

10.10 Lease of Grounds in Stamford, Connecticut from Henry E. Baker. (Incorporated by reference to Exhibit 10.24 of the S-4 Registration Statement.)

10.11 Lease of Building in Stamford, Connecticut from Henry E. Baker. (Incorporated by reference to Exhibit 10.23 of the S-4 Registration Statement.)

10.12 Amended and Restated Loan and Security Agreement between the company and Webster Bank dated November 1, 2001. (Incorporated by reference from Exhibit 10.14 to Form 10-K for the year ended October 31, 2001.)

10.13 Term Note from the Company to Webster Bank dated October 5, 2000. (Incorporated by reference from Exhibit 10.15 to Form 10-K for the year ended October 31, 2001.)

10.14 Subordinated Note from the Company to Henry E. Baker dated October 5, 2000. (Incorporated by reference to Exhibit 10.16 of Form 10-K for the year ending October 31, 2000.)

10.15 Subordinated Note from the Company to Joan Baker dated October 5, 2000. (Incorporated by reference to Exhibit 10.17 of Form 10-K for the year ending October 31, 2000.)

10.16 Subordinated Note from the Company to John B. Baker dated October 5, 2000. (Incorporated by reference to Exhibit 10.18 of Form 10-K for the year ending October 31, 2000.)

Exhibit
Number             Description

10.17 Subordinated Note from the Company to Peter K. Baker dated October 5, 2000. (Incorporated by reference to Exhibit 10.19 of Form 10-K for the year ending October 31, 2000.)

10.18 Subordinated Note from the Company to Ross S. Rapaport, Trustee, dated October 5, 2000. (Incorporated by reference to Exhibit 10.20 of Form 10-K for the year ending October 31, 2000.)

10.19     Reaffirmation  of  Subordination  and Pledge  Agreement  from Henry E.
          Baker to Webster Bank Dated November 1, 2001. (Incorporated by reference to Exhibit 10.21 of Form 10-K for the year ending October 31, 2001.)

10.20 Reaffirmation of Subordination and Pledge Agreement from Joan Baker to Webster Bank Dated November 1, 2001. (Incorporated by reference to
          Exhibit 10.22 of Form 10-K for the year ending October 31, 2001.)

10.21 Reaffirmation of Subordination and Pledge Agreement from John B. Baker to Webster Bank Dated November 1, 2001. (Incorporated by reference to
          Exhibit 10.23 of Form 10-K for the year ending October 31, 2001.)

10.22     Reaffirmation  of  Subordination  and Pledge  Agreement  from Peter K.
          Baker to Webster Bank Dated November 1, 2001. (Incorporated by reference to Exhibit 10.23 of Form 10-K for the year ending October 31, 2001.)

10.23 Reaffirmation of Subordination and Pledge Agreement from Ross S. Rapaport, Trustee, to Webster Bank Dated November 1, 2001. (Incorporated by reference to Exhibit 10.25 of Form 10-K for the year ended October 31, 2001.)

10.24 Agreement between Vermont Pure Springs, Inc. and Zuckerman-Honickman Inc. dated October 15, 1998. (Incorporated by reference to the S-4 Registration Statement.)

10.25 Term Note from the Company to Webster Bank dated November 1, 2001. (Incorporated by reference to Exhibit 10.27 of Form 10-K for the year ended October 31, 2001.)

10.26 Amended and Restated Revolving Line of Credit Note between the Company and Webster Bank. (Incorporated by reference to Exhibit 10.28 of Form 10-K for the year ended October 31, 2001.)

Exhibit
Number             Description

10.27 Modification Agreement to the Amended and Restated Loan and Security Agreement dated November 1, 2001 between the Company and Webster Bank.

10.28 Waiver from Webster Bank in reference to the debt service coverage covenant for the period ending July 31, 2002 pursuant to the Amended and Restated Loan and Security Agreement and extension to the Amended and Restated Line of Credit Note between the Company and Webster Bank.


*  Relates to compensation


(b)      Reports on Form 8-K

                  None.

                                    SIGNATURE



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Dated:            September 16, 2002
                  Randolph, Vermont




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

                                  CERTIFICATION
                             PURSUANT TO SECTION 302
                                     OF THE
                           SARBANES-OXLEY ACT OF 2002


I, Timothy G. Fallon, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Vermont Pure Holdings, Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report

Date: September 16, 2002

/s/ Timothy G. Fallon
---------------------
Timothy G. Fallon
Chief Executive Officer

                                  CERTIFICATION
                             PURSUANT TO SECTION 302
                                     OF THE
                           SARBANES-OXLEY ACT OF 2002


I, Bruce S. MacDonald, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Vermont Pure Holdings, Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report

Date: September 16, 2002

/s/ Bruce S. MacDonald
----------------------
Bruce S. MacDonald
Chief Financial Officer