Form 10-K
period 2002-10-31
VERMONT PURE HOLDINGS LTD/DE
filed 2003-01-27
CIK 1123316

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 2002
                  or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to ________

                        Commission File Number 333-45226

                           VERMONT PURE HOLDINGS, LTD.
                 (Exact name of business issuer in its charter)


          Delaware                                      03-0366218
-------------------------------            ------------------------------------
(State or other jurisdiction of            I.R.S. Employer Identification Number
  incorporation or organization)


    P.O. Box C, Route 66, Catamount Industrial Park, Randolph, Vermont 05060
              (Address of principal executive offices and zip code)

         Issuer's telephone number, including area code: (802) 728-3600

Securities registered pursuant to Section 12(g) of the Act: None

Securities registered pursuant to Section 12(b) of the Act:

         Common Stock, par value $.001 per share
                       (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based on the last sale at the close of business on January 10, 2003 as reported on the American Stock Exchange, the aggregate market value of the Issuer's common stock held by non-affiliates of the Issuer was approximately $47,224,606.

The number of shares outstanding of the Issuer's Common Stock, $.001 par value, was 21,235,926 on January 10, 2003.

                       Documents Incorporated by Reference

Portions of the registrant's definitive proxy statement, which is expected to be filed not later than 120 days after the registrant's fiscal year ended October 31, 2002, to be delivered in connection with the registrant's annual meeting of stockholders, are incorporated by reference to Part III to this Form 10-K.

                                     PART I
ITEM 1.  BUSINESS.

         We bottle, market and distribute natural spring water under the Vermont Pure(R) and Hidden Spring(R) brands, and distilled water with minerals added under the Crystal Rock(R) brand, to the retail consumer and home/office markets. We sell our products primarily in New England, New York and New Jersey, as well as the mid-Atlantic and the mid-western states.

Industry Background

          Bottled water has been and continues to be one of the fastest growing segments of the beverage industry. According to studies prepared by Beverage Marketing Corporation, on a calendar year basis, total bottled water consumption on a per capita basis in the United States more than doubled from 1990 to 2001. Annual consumption increased from 8.8 gallons per capita in 1990 to 19.5 gallons per capita in 2001. Bottled water volume in the United States has grown significantly, increasing from approximately 2.2 billion gallons in 1990 to approximately 5.4 billion gallons in 2001, a 145% increase. The retail sales value of bottled water increased more, from approximately $2.6 billion in 1990 to approximately $6.9 billion in 2001. Over the period from 1993 to 2001, bottled water was the fastest growing beverage category in the United States.

         The bottled water market is divided into two distinct categories: non-sparkling (defined as still or non-carbonated water), which accounts for approximately 91% of bottled water sales, and sparkling (carbonated), which accounts for the balance. Non-sparkling water was responsible for 99% of the incremental volume increase from 1990 to 2001. Both our natural spring water and our distilled water with minerals added are in the non-sparkling category.

         We believe that consumers perceive bottled water to be a healthy and refreshing beverage alternative to beer, liquor, wine, soft drinks, coffee and tea. We anticipate that sales of bottled water will continue to grow as consumers focus on health and fitness, alcohol moderation and the avoidance of both caffeine and sodium. Bottled water has become a mainstream beverage as the centerpiece of consumers' healthy living lifestyles. In addition, we believe that the development and continued growth of the bottled water industry since the early 1980's reflects growing public awareness of the potential contamination and unreliability of municipal water supplies.

         In recent years, the bottled water industry has experienced periods of significant consolidation. Large multi-national companies such as Perrier (owned by Nestle), Groupe Danone and Suntory Water Group have been active acquirers of small and medium sized regional bottled water companies. In general, the primary drivers of this consolidation are the incremental growth realized by acquiring the target company's customer base, and synergies resulting from integrating existing operations.

         The entrance of major soft drink bottlers into the bottling and distribution segment of the industry has had a major impact on the bottled water industry. Both Coca-Cola and Pepsi Cola have started producing and marketing their own brands of reverse osmosis drinking water within the past four years and, based on dollar sales, are among the top ten bottled water companies in the United States.

Company Background

         Vermont Pure Holdings, Ltd. has two main operating subsidiaries, Crystal Rock Spring Water Company and Vermont Pure Springs, Inc.

         Established in 1990, we originally developed Vermont Pure(R) Natural Spring Water as our flagship brand in the still, non-carbonated retail consumer category. Over the next decade, we grew aggressively both internally and through acquisitions, primarily in the Home & Office market. In addition to marketing the Vermont Pure(R) brand, in 1995 we renewed marketing efforts with respect to our original trademark, Hidden Spring(R). We expanded our product lines to include more sizes and features, such as sports caps on selected bottle sizes for convenient single serve, and multi-packs for the grocery and convenience store channels.

         By 1996, we began to pursue a strategy of diversifying our product offerings. Most notably, we began to utilize an acquisition strategy in 1996 to minimize our reliance on the retail consumer side of the business and to increase growth in other categories. Prior to 1996, our retail business represented 90% of our total sales revenues. In 2002, by way of contrast, our Home & Office delivery category represented 68% of our total sales. Based on historical data, this sales volume would place us fourth in the United States and second in the northeast region for this type of distribution. Additional benefits of increasing the Home & Office channel have included higher gross margins and reduced seasonality of our sales.

         In October 2000, we merged with the Crystal Rock Spring Water Company of Watertown, Connecticut. Crystal Rock had historically focused its manufacturing resources on the still, non-carbonated segment of the bottled water industry. Although its primary business had been the marketing and distribution of Crystal Rock(R) brand of purified and mineralized drinking water to the Home & Office delivery markets, it also distributed coffee, other refreshment type products, and vending services in Connecticut, New York and Massachusetts. We continue to provide these products and services.

         We continued our acquisition strategy in fiscal year 2002 with smaller acquisitions in our established Home & Office markets. Noteworthy among these was our acquisition of Iceberg Springs, a Home & Office distributor servicing Fairfield and New Haven counties in Connecticut and the suburban New York communities in Westchester and Putnam counties. Iceberg's annual revenue was approximately $3 million while servicing 4,500 customers.

         To date, we have not experienced significant problems in integrating our acquired businesses with our existing operations. However, the acquisition of new businesses, particularly ones of significant size and complexity, may require management to devote substantial time and energy to the successful, efficient and timely integration of operations, labor forces, administrative systems (including accounting practices and procedures and management information systems), and varying corporate cultures. A failure to realize expected synergies could have an adverse effect on our business.

         Management believes that, despite such risks, our acquisition strategy has been and continues to be a success. The combination with Crystal Rock enabled us to nearly double our sales revenues, significantly accelerated our Home & Office growth strategy and added to management depth.

         The growth in our Home & Office delivery category has been predominantly fueled by market expansion through our acquisition strategy, which we have pursued mainly in New England and northern New York. We have also experienced subsequent internal growth in those acquired markets following these acquisitions.

         We have also leveraged our distribution system to expand our product lines. In particular, coffee, a product that is counter seasonal to water, became the second leading product in the distribution channel, now accounting for almost 10% of our total sales. We buy coffee under contracts that set prices for a period of six to eighteen months, in order to maintain price and supply stability. Because coffee is a commodity, we cannot ensure that future supplies and pricing will not be subject to volatility in the world commodity markets. Any interruption in supply or dramatic increase in pricing may have an adverse effect on our business.

         In the consumer retail market, we have taken advantage of our customer relationships, quality water sources and bottling operations by co-packing private brands. Private labels are a growing portion of this category and have become increasingly competitive with branded products in terms of price and market share. In addition to providing increased bottling volume and contributing margin, we believe this business enhances relationships with the retailers we serve. Current customers include large northeast retail grocers such as A&P, Giant Carlisle, Finast, Hannaford, Shop Rite, Stop & Shop, CVS, and Tops, among others. In 2002, private label sales grew to account for 64% of our consumer retail sales, representing 20% of our total sales.

         To accommodate the growing demand for our bottled spring water products, we have regularly increased our investment in plant and equipment. When we were founded, our assets included one spring on 1.7 acres of land, a 9,000 square foot office facility and a bottling plant in Randolph, Vermont. Since that time, we have acquired additional springs on approximately 65 acres of land in Randolph. We have also built a second office, bottling and warehouse facility of 32,000 square feet in Randolph, which we recently expanded to approximately 72,000 square feet. In 2002, we added a second bottling line for our retail consumer products, more than doubling the production capacity for this category. We also lease a 67,000 square foot facility located on ten acres in Watertown, Connecticut. This facility houses the bottling operations, our largest Home & Office distribution center, and centralized customer service and administrative offices for our Crystal Rock subsidiary. We also have a five-gallon bottling facility near Albany, New York, and distribution centers throughout New England and northern New York.

Water Sources and Bottling Operations

         The primary sources of our natural spring water are springs located at our properties in Randolph and Tinmouth, Vermont, and a spring owned by a third party in Stockbridge, Vermont, that is subject to a water supply contract.

         Percolation through the earth's surface is nature's best filter of water. We believe that the exceptionally long percolation period of natural spring water in the north central Vermont area and, in particular, in the area of our springs, assures a high level of purity. Moreover, the long percolation period permits the water to become mineralized and pH balanced.

         We believe that the age and extended percolation period of our natural spring water provides the natural spring water with certain distinct attributes: a purer water, noteworthy mineral characteristics (including the fact that the water is sodium free and has a naturally balanced pH), and a light, refreshing taste.

         In addition to drawing water from our own springs, we buy bulk quantities of water from natural springs owned or operated by non-affiliated entities. All of these springs are approved sources for natural spring water. During fiscal year 2002, purchases of spring water from a source in Vermont that is not owned by or affiliated with us amounted to approximately 54% of our usage of spring water. We are actively exploring the acquisition of additional spring sources that would enable us to reduce our reliance on third-party springs.

         We have for several years bought spring water from a source in Stockbridge, Vermont. Until late 1999, we had no contract with respect to this source. Commencing in November 1999, we obtained a 50-year water supply contract to purchase, on a first priority basis, up to 5,000,000 gallons per month from the spring owner. Because this amount is well in excess of our current needs and within the apparent capacity of the spring, we believe that we can readily meet our bulk water supply needs for the foreseeable future.

         In 2002, we signed a 20-year agreement with the Town of Bennington, Vermont to purchase water from a spring owned by the town. Under that agreement, we can use up to 100,000 gallons a day from this site. We plan to use this water primarily in our Halfmoon, New York bottling facility.

         An interruption or contamination of any of our spring sites would materially affect our business. We believe that we could find adequate supplies of bulk spring water from other sources, but that we might suffer inventory shortages or inefficiencies, such as increased purchase or transport costs, in obtaining such supplies.

         Water from the local municipality is the primary raw source for the Crystal Rock(R) brand. The raw water is purified through a number of processes beginning with filtration. Utilizing carbon and ion exchange filtration systems, we remove chlorine and other volatile compounds and dissolved solids. After the filtration process, approximately 98% of all impurities are removed by reverse osmosis and any remaining impurities are removed through distillation. We ozonate our purified water (the process of injecting ozone into the water as an agent to prohibit the formation of bacteria) prior to storage in four 30,000-gallon storage tanks. Prior to bottling, we add pharmaceutical grade minerals to the water, including calcium and potassium, for taste. The water is again ozonated and bottled in a fully enclosed clean room with a high efficiency particulate air, or HEPA, filtering system designed to prevent any airborne contaminants from entering the bottling area, in order to create a sanitary filling environment.

         If for any reason this municipal source for Crystal Rock(R) water were curtailed or eliminated, we could, though probably at greater expense, purchase water from other sources and have it shipped to the Watertown manufacturing facility.

         We are highly dependent on the integrity of the sources and processes by which we derive our products. Natural occurrences beyond our control, such as drought, earthquake or other geological changes, a change in the chemical or mineral content or purity of the water, or environmental pollution may affect the amount and quality of the water emanating from the springs we use. There is a possibility that characteristics of the product could be changed either inadvertently or by tampering before consumption. Even if such an event were not attributable to us, the product's reputation could be irreparably harmed. Consequently, we would experience economic hardship. Occurrence of any of these events could have an adverse impact on our business. We are also dependent on the availability of water and the continued functioning of our bottling processes. An interruption may result in an inability to meet market demand and/or negatively impact the cost to bottle the products. Additionally, the distribution of the product is dependent on other businesses.

         Finally, the terrorist attacks of September 11, 2001 and any further attacks could impact our operations negatively if such attacks result in a prolonged or severe economic downturn. Further, because our products are packaged for human consumption and could be considered a substitute for public water infrastructure, there is a possibility that we or our products could be a direct target of future terrorist attacks. Although management believes this risk to be remote, any such act of terrorism or attempted act could be catastrophic to our business or operations.

Products

         We sell our natural spring water in the retail consumer market under the Vermont Pure(R) and Hidden Spring(R) brands, packaging the product in various bottle sizes ranging from 8 ounces to 1.5 liters, and selling it in single units and plastic shrinkfilm of six, eight, and twelve bottles. We sell our products in 12-pack and 24-pack cases. In recent years, sales indicate that the preferred container sizes are "single serve" sizes - 750 ml and 500 ml. We use a sports cap on various product sizes to create convenience and add extra value. We bottle consumer sizes in clear PET (polyethylene terephthalate) recyclable bottles that are perceived in the marketplace as a high quality package. Although the Crystal Rock(R) brand is bottled in this type of bottle for retail sale, and in similar sizes, this outlet does not comprise a significant amount of our sales.

         We sell our three major brands in three and five gallon bottles to homes and offices throughout New England and New York. In general, Crystal Rock(R) is distributed in southern New England, while Vermont Pure(R) and Hidden Spring(R) are distributed in northern New England and upstate and western New York. We rent water coolers to customers to dispense bottled water. Our coolers are available in various consumer preferences such as cold, or hot and cold, dispensing units. In conjunction with our Home & Office accounts, we also distribute a variety of coffee, tea and other hot beverage products and related supplies, as well as other consumable products used around the office. We offer vending services in some locations. We rent or supply multi-burner coffee machines to customers. In addition, we supply whole beans and coffee grinders for fresh ground coffee and cappuccino machines to restaurants. We are the exclusive office coffee distributor of Baronet Coffee in New England, New York and New Jersey. In addition to Baronet Coffee, we sell other national brands, most notably, Green Mountain Coffee Roasters.

Marketing and Sales of Branded Products

         Marketing

         We generally market our products as "premium" domestic bottled water products in two categories.

         Home & Office Delivery
         We distribute and market our water in five and three-gallon bottles as "premium" bottled water products. We seek brand differentiation by offering quality service. Home & Office sales are generated and serviced using our own facilities, employees and vehicles.

         We also use telemarketers and outside/cold-call sales personnel to market our Home & Office delivery. We support this sales effort through promotional giveaways and Yellow Page advertising, as well as radio, television and billboard advertising campaigns. We also sponsor local area professional sports and professional sporting events, participate in trade shows, and endeavor to be highly visible in community and charitable events.

         We market our Home & Office delivery service throughout most of New England and New York.

         Retail Consumer (PET)
         In the retail consumer category, consumers distinguish a premium bottled water product from other available bottled water products by packaging consisting of small portable containers, typically clear plastic PET recyclable bottles. We believe that this is the "ultimate" consumer bottle package because it is clean, clear, light and recyclable, and generally perceived by consumers to be higher quality. We also believe that the high quality packaging of our products enhances their image as premium domestic bottled water products.

         We endeavor to price our Vermont Pure(R) brand at a level that is competitive with other domestic premium brands, but lower than imported premium water products. Hidden Spring(R) brand products are similarly packaged and sold to retail grocery and convenience markets. Both of these brands, as well as Crystal Rock(R), are marketed from our own delivery routes.

         We market the Crystal Rock(R) brand by providing the same consistent, refreshing taste in a small package that customers have relied on from their coolers in their homes and offices. We also distribute Crystal Rock(R) products for sponsorship of organizations and events.

         We market our spring water products such as the Vermont Pure(R) brand by highlighting the unique characteristics of our water, namely a natural spring source, purity, mineral composition and desirable taste. We also strive to use the image of the State of Vermont in our marketing and brand identification. We believe that consumers feel that products originating from Vermont have a general reputation for being pure, wholesome, trustworthy and natural.

         We have focused our consumer product marketing and sales activities in the eastern and mid-western United States. We currently distribute our products in the New England, New York, New Jersey, mid-Atlantic and northern mid-western states and the northern Virginia - Washington, D.C. - Baltimore metropolitan area.

         Slotting Fees

         To achieve placement of our retail consumer products in certain supermarket chains and individual supermarket stores, we must sometimes purchase shelf space by paying slotting fees. Typically, supermarket chains and prominent local supermarkets impose these charges as a one time payment before the products are permitted in the store or chain. Other types of retail outlets, such as individual convenience stores and delicatessens, impose slotting fees less frequently. These fees are negotiated on an individual basis. As we have become better established and as our brands have achieved greater recognition, we have become less dependent on slotting fees to gain space. Nevertheless, like many producers of food products, we still pay slotting fees in some cases, and expect to continue to do so.

         Advertising and Promotion

         We advertise our products primarily through print, television and radio media. In connection with this advertising, we use point of sale, in-store displays, price promotions, store coupons, free-standing inserts and cooperative and trade advertising. We have also actively promoted our products through sponsorship of various organizations and sporting events. In recent years, we have sponsored professional golf and tennis events, as well as major ski areas and sports arenas, and various charitable and cultural organizations, such as Special Olympics, the National Association of Breast Cancer Organizations, the Multiple Sclerosis Society, and the Vermont Symphony Orchestra.

         Sales and Distribution

         Home & Office Delivery

         We sell and deliver products directly to our customers using our own employees and route delivery trucks. We make deliveries to customers on a regularly scheduled basis. We bottle our water at our facilities in Watertown, Connecticut, Randolph, Vermont, and Halfmoon, New York. We maintain numerous distribution locations throughout our market area. From these locations we also distribute dispensing equipment, a variety of coffee, tea and other refreshment products, and related supplies. We ship between our production and distribution sites using both our own and contracted carriers.

         We use outside distributors in areas where we currently do not distribute our products. Distributor sales represent less than 1% of total revenue.

         We continue to pursue an acquisition strategy to purchase independent Home & Office bottlers and distributors in New England and New York State. Management's decision to expand in this market has been driven by, among other things, attractive margins and good cash flows from equipment rentals, as well as by the advantages of product diversification. Moreover, the Vermont Pure(R) and Crystal Rock(R) brands in the multi-gallon or Home & Office setting affords consumers an opportunity to sample the product, which we believe augments retail sales and contributes to brand awareness.

         Retail Consumer (PET)

         We use major beverage distributors to distribute most of our retail consumer products, while we distribute our Home & Office products directly. Using distributors is typical in the beverage industry as an efficient use of capital for maximum market penetration. Beverage distributors purchase the products of many companies and then wholesale them to retail chains or make bulk retail sales. Distributors generally have established relationships with local retail outlets for beverage products and facilitate obtaining shelf space. Occasionally, we sell our products directly to grocery store chains.

         We distribute our Vermont Pure(R) brand using a number of distributors. We are obligated to supply the distributors with their requirements of the Vermont Pure(R) brand at established prices. Arrangements with the distributors of the Hidden Spring(R) brand are, in general, less restrictive.

         We ship our consumer products from our bottling facilities in Randolph, Vermont by common carrier either directly to beverage distributors and retail outlets or to authorized warehouses for later distribution to beverage distributors and retail outlets. Storage is charged on a per pallet basis. Transportation costs vary according to the distance of the shipment.

         We employ a sales force of eight persons for retail and distributor coverage on a geographic basis. Our sales personnel act as a liaison among distributors, customers and ourselves for ordering product, facilitating distribution, servicing retail outlets, and coordinating warehouse distribution. Sales personnel actively seek to expand the number of retail outlets and distributors, and they participate in overall market development.

Contract Packaging

         In recent years, our fastest growing products in the retail consumer category have been private label products. We bottle private label products in essentially the same sizes and configurations as for our branded products for grocery, drug, and convenience store chains, using their label. As the retailers have entered the market, they have preferred natural spring water for the product that they market.

         Contract packaging is a growing part of the retail consumer marketplace and is very price competitive. We seek opportunities for contract packaging for a variety of reasons, including the fact that it develops favorable relationships with retail chains and provides volume to fill bottling capacity. In fiscal years 2001 and 2002, contract packing represented the most significant growth portion of our retail consumer product sales revenue - more than doubling in 2002. Private label revenue was 20% of our total sales in 2002 compared to 9% in 2001 and 7% in 2000.

         We also package five gallon Home & Office containers, on a limited basis, for third parties. These sales represented less than 2% of sales in the most recent fiscal year.

Supplies

         We currently source all of our raw materials from outside vendors. In the retail PET business, we source PET bottles, caps and corrugated packaging under supply agreements ranging from one to three years. Pricing is fixed in the agreement with pass through formulas for price increases or decreases based on total market prices for these commodities. Due to increases in demand or shortage of key raw materials, we have, at times, had difficulty procuring raw materials. Supply shortages or subsequent increases in pricing of these materials have historically had an adverse effect on our expense structure.

         We recently entered into a new supply agreement for bottles effective January 1, 2003 that enables us to further reduce the weight and cost of our bottles. In recent years, we have effectively reduced our cost per case for bottles due to the reduction in gram weight of resin. In addition, this reduction has had a favorable impact on the environment, reducing the amount of plastic in our containers and the amount of plastic entering the waste stream by over 1,000,000 pounds per year. Management is constantly undertaking further raw material cost saving initiatives for caps, plastic, and corrugated packaging. Notwithstanding these expectations, we may experience shortages or unscheduled price increases that would adversely effect our cost of goods.

         The merger of Crystal Rock and Vermont Pure has nearly doubled the size of our operations in the Home & Office category and, as a result, afforded us the opportunity to increase our combined buying power for such things as bottles, dispensing equipment, supplies, and administrative services. We have experienced some success in this area and, as one of the largest Home & Office distributors in the country, we expect to capitalize on volume to continue to reduce costs. We are a member of the Quality Bottlers Cooperative, or QBC, a purchasing cooperative comprised of some of the largest independent Home & Office water companies in the United States. QBC acts as a purchasing and negotiating agent to acquire national pricing for the cooperative on common materials such as bottles, water coolers, cups, and other supplies. QBC believes that due to its size it can effectively purchase equipment and supplies at levels competitive to larger national entities. We also believe that our relationship with other QBC members can provide access to potential acquisition targets.

         In all aspects of our business, we rely on trucking and fuel to receive raw materials and transport and deliver finished product. Consequently, the price of fuel significantly impacts the cost of our products. We purchase our own fuel for our Home & Office delivery and use third parties for transportation of raw materials and retail consumer product. While volume purchases and hedging can help control erratic fuel pricing, market conditions ultimately determine the price. We have entered into some agreements with haulers and fuel vendors in an effort to control costs, but substantial changes in fuel prices, including, for example, increases due to hostilities in the Middle East, would likely affect our profitability.

         No assurance can be given that we will be able to obtain the supplies we require on a timely basis or that we will be able to obtain them at prices that allow us to maintain the profit margins we have had in the past. Any raw material disruption or price increase may result in an adverse impact on our financial condition and prospects.

Seasonality

         Our business is seasonal, with the retail consumer portion of the business being more seasonal than the Home & Office market. Coffee sales are counter seasonal to water. The period from June to September represents the peak period for sales and revenues due to increased consumption of beverages during the summer months in our core Northeastern United States market. As the larger share of total sales has trended toward the Home & Office category, our business, as a whole, has become less seasonal.

Competition

         Management believes that bottled water historically has been a regional business in the United States. As a result, there are numerous bottling operations within the United States producing a large number of branded products that are offered in local supermarkets and other retail outlets in the smaller consumer sizes and sold to the Home & Office markets in one gallon and multiple gallon containers.

         The bottled water market in this country is dominated by large multi-national companies such as Nestle (Perrier Group), Groupe Danone, and the Suntory Water Group. Perrier markets such regional brands as Poland Spring, Deer Park, Ice Mountain, Great Bear, Arrowhead, Calistoga, Ozarka, Zephyr Hills, and Aberfoyle Springs, and the Aqua-Cool division of Ionics. Groupe Danone distributes Evian, Dannon, and Naya nationally and Sparkletts regionally. Suntory markets primarily through the Home & Office channel regional brands such as Belmont Springs, Kentwood, Crystal Springs, Sierra Springs, and Hinckley Springs. The entry of Pepsi Cola (Aquafina) and Coca-Cola (Dasani) into the PET retail segment, leveraging their production and distribution infrastructure, has significantly altered the bottled water industry. All of these global competitors have greater resources and their brands are often better established than our brands.

         We also face increased competition from Canadian suppliers at low prices due to the exchange rate differential and governmental subsidies in the retail PET business. Additionally, there are well-established regional water companies with operations that could adversely affect our business. We also face competition from the fast growing "private label" and contract-packaged brands of natural spring water. These brands compete on a low-price basis and often occupy premium shelf space because they are retailer brands.

         The Home & Office market has several national or large competitors such as Perrier Group (Poland Spring, Deer Park, and Great Bear), and Suntory Water Group (Belmont Springs). Additionally, we compete with smaller regional bottlers such as Monadnock in the Boston area, Leisure Time in the Hudson Valley of New York, and Mayer Brothers in Buffalo.

         With our Vermont Pure(R) brand, we compete on the basis of pricing, customer service, quality of our products, the image of the State of Vermont, attractive packaging, and brand recognition. With the Crystal Rock(R) brand, we compete on the basis of the purity of the distilled product with minerals added back for taste. We consider our trademarks, trade names and brand identities to be very important to our competitive position and defend our brands vigorously.

         We feel that installation of filtration units in the home or commercial setting poses a competitive threat to the business. To address this, we make available plumbed-in filtration units and servicing contracts on a limited basis.

Trademarks

         We sell our bottled water products under the trade names Vermont Pure Natural Spring Water(R), Crystal Rock(R), Hidden Spring(R), and Stoneridge(R). We have rights to other trade names, including Pequot Natural Spring Water(R), Excelsior Spring Water(R), Happy Spring Water(R), Iceberg Springs(R), and Vermont Naturals(R). Our trademarks as well as label design are registered with the United States Patent and Trademark Office.

Government Regulation

         The Federal Food and Drug Administration, or FDA, regulates bottled water as a "food." Accordingly, our bottled water must meet FDA requirements of safety for human consumption, of processing and distribution under sanitary conditions and of production in accordance with the FDA "good manufacturing practices." To assure the safety of bottled water, the FDA has established quality standards that address the substances that may be present in water which may be harmful to human health as well as substances that affect the smell, color and taste of water. These quality standards also require public notification whenever the microbiological, physical, chemical or radiological quality of bottled water falls below standard. The labels affixed to bottles and other packaging of the water are subject to FDA restrictions on health and nutritional claims for foods under the Fair Packaging and Labeling Act. In addition, all drinking water must meet Environmental Protection Agency standards established under the Safe Drinking Water Act for mineral and chemical concentration and drinking water quality and treatment which are enforced by the FDA.

         We are subject to the food labeling regulations required by the Nutritional Labeling and Education Act of 1990. We believe we are in substantial compliance with these regulations.

         We are subject to periodic, unannounced inspections by the FDA. Upon inspection, we must be in compliance with all aspects of the quality standards and good manufacturing practices for bottled water, the Fair Packaging and Labeling Act, and all other applicable regulations that are incorporated in the FDA quality standards.

         In May 1996, new FDA regulations became effective that redefined the standards for the identification and quality of bottled water. We believe that we meet the current regulations of the FDA, including the classification as spring water.

         We also must meet state regulations in a variety of areas. The Department of Health of the State of Vermont regulates water products for purity, safety and labeling claims. Bottled water sold in Vermont must originate from an "approved source." The water source must be inspected and the water sampled, analyzed and found to be of safe and wholesome quality. The water and the source of the water are subject to an annual "compliance monitoring test" by the State of Vermont. In addition, our bottling facilities are inspected by the Department of Health of the State of Vermont.

         Our product labels are subject to state regulation (in addition to the federal requirements) in each state where the water products are sold. These regulations set standards for the information that must be provided and the basis on which any therapeutic claims for water may be made. We have received approval from every state for which we have sought approval and can distribute our brands in 49 states.

         The bottled water industry has a comprehensive program of self-regulation. We are a member of the International Bottled Water Association, or IBWA. As a member, our facilities are inspected annually by an independent laboratory, the National Sanitation Foundation, or NSF. By means of unannounced NSF inspections, IBWA members are evaluated on their compliance with the FDA regulations and the association's performance requirements, which in certain respects are more stringent than those of the federal and various state regulations.

Employees

         As of January 10, 2003, we had 343 full-time employees and 26 part-time employees. None of the employees belongs to a labor union. We believe that our relations with our employees are good.

         Our continued success will depend in large part upon the expertise of senior management. On October 5, 2000, Timothy G. Fallon, Chairman and Chief Executive Officer; Peter K. Baker, President; John B. Baker, Executive Vice President; and Bruce MacDonald, Chief Financial Officer, Treasurer and Secretary entered into five-year employment contracts with the Company. These agreements do not prevent these employees from resigning. John Baker's contract has a "reduced employment" option starting in April 2002 which allows for part-time employment at Mr. Baker's option. To date, Mr. Baker has not exercised this option.

         The departure or loss of Mr. Fallon or Mr. Peter Baker in particular could have a negative effect on our business and operations.

Additional Available Information

Our principal Internet address is www.vermontpure.com. We make our annual, quarterly and current reports, and amendments to those reports, available - free of charge on www.vermontpure.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.


ITEM 2.  DESCRIPTION OF PROPERTY.

         We own office, bottling and warehouse properties and natural springs in Randolph, Vermont. We also rent, on a monthly basis, an office in White Plains, New York.

         We rent public warehouse space in different locations from time to time for the purpose of the trans-shipment of our bottled water products to our distributors and retailers. This space is rented on a per pallet basis.

         As part of our Home & Office delivery operations, we have entered into or assumed various lease agreements for properties used as distribution points and office space. The following table summarizes these arrangements:

         Location                                Lease expiration            Sq. Ft.             Annual Rent
         --------                                ----------------            -------             -----------
         Williston, VT                           July, 2003                   8,500               $   61,995
         Wilmington, MA                          October, 2003               10,670               $   97,273
         Rochester, NY                           January, 2007               15,000               $   89,400
         Buffalo, NY                             September, 2005             10,000               $   60,000
         Syracuse, NY                            December, 2005              10,000               $   33,420
         Halfmoon, NY                            October, 2011               22,500               $  125,043
         Plattsburgh, NY                         August, 2004                 3,640               $   20,568
         Watertown, CT                           October, 2010               67,000               $  360,000
         Stamford, CT                            October, 2010               22,000               $  216,000
         White River Junction, VT                March, 2004                  3,275               $   16,211
         Waterbury, CT                           June, 2007                  19,360               $   91,974

         In conjunction with the Crystal Rock merger, we entered into ten-year lease agreements to lease the buildings that it utilized for operations in Watertown and Stamford, Connecticut. The landlord for the buildings is a trust with which Henry, John, and Peter Baker, and Ross Rapaport are affiliated.

         We sold our 9,000 square foot building in Randolph, Vermont in October, 2002. Previously we had moved the operations to our larger facility in Randolph.

         We expect that these facilities will meet our needs for the next several years.

ITEM 3.  LEGAL PROCEEDINGS.

         In March of 1999, we contracted with Descartes Systems Group, Inc., or Descartes, an Ontario corporation, to provide professional services related to the design, installation, maintenance, operation and training for computer hardware and software. The computer hardware and software was marketed to us as a product that would provide computerized management of our direct distribution through our delivery network, and associated billing and accounting.

         On July 27, 2000, we filed a lawsuit against Descartes and an affiliate of Descartes entitled Vermont Pure Holdings, Ltd. v. Descartes Systems Group, Inc. and Endgame Systems, Inc. f/k/a DSD Solutions, Inc., in the United States District Court for the District of Vermont. The action is docketed as Civil Action No. 2:00-CV-269. We sought monetary damages against Descartes and Endgame in an amount exceeding $100,000 for our losses associated with failures of the systems and services provided by the defendants. In addition, we sought a declaratory judgment invalidating the defendant's demand for payments in the amount of $411,841.

         The defendants filed a Motion to Dismiss the case based on the premise that the Federal court does not have the proper jurisdiction and the case should be arbitrated in Ontario, Canada. In an order dated April 11, 2001, the District Court granted Descartes' Motion to Dismiss the case. Subsequently, the parties have reached an agreement to arbitrate the case in the State of Florida at a date to be determined. We intend to vigorously defend our claim throughout this process.

         Effective August 30, 2002 the two parties executed a standstill agreement of the arbitration in an effort to settle the matter. In doing so, the parties also agreed to limit the respective recovery of claims to $400,000 for us and $200,000 for Descartes. As of January 11, 2003 no settlement of the matter has been reached.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of security holders during the quarter ended October 31, 2002.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our Common Stock is traded on the American Stock Exchange, or AMEX, under the symbol VPS. The table below indicates the range of the high and low daily closing prices per share of Common Stock as reported by AMEX. Prior to May 18, 1999, our Common Stock traded on the NASDAQ SmallCap Market under the symbol VPUR.

         Fiscal Year Ended October 31, 2000                      High          Low
         ----------------------------------                      ----          ---
                  First Quarter                                  $3.00         $2.50
                  Second Quarter                                 $3.75         $3.69
                  Third Quarter                                  $4.00         $3.00
                  Fourth Quarter                                 $3.75         $3.00

         Fiscal Year Ended October 31, 2001

                  First Quarter                                  $3.00         $1.75
                  Second Quarter                                 $2.85         $2.05
                  Third Quarter                                  $4.07         $2.59
                  Fourth Quarter                                 $3.55         $2.55

         Fiscal Year Ended October 31, 2002

                  First Quarter                                  $5.50         $3.65
                  Second Quarter                                 $5.36         $4.70
                  Third Quarter                                  $4.99         $3.70
                  Fourth Quarter                                 $4.89         $3.30

          The last reported sale price of our Common Stock on AMEX on January 10, 2003 was $4.19 per share.

         We had 363 record owners of our Common Stock as of January 10, 2003. As of that date, we believe that there were in excess of 1,800 beneficial holders of our Common Stock.

         No dividends have been declared or paid to date on our Common Stock, and we do not anticipate paying dividends in the foreseeable future. We follow a policy of cash preservation for future use in the business.

Securities Sold and Exemption from Registration Claimed.

         On January 2, 2002, the Corporation issued shares of the Company's Common Stock, at a per share price of $4.33, to the following Directors of the Company in lieu of the board fees owed them for calendar year 2001:

            Director                   Number of Shares          Aggregate Price

            Carol Lintz                     3,017                    $13,100
            Norman Rickard                  3,592                    $15,500
            Beat Schlagenhauf               2,748                    $11,900
            Ross Rapaport                   2,748                    $11,900

            Each such transaction was exempt from registration under the Securities Act of 1933 as a private placement under Section 4(2) thereof.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected consolidated financial data set forth below should be read in conjunction with our financial statements and footnotes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report. The historical results are not necessarily indicative of the operating results to be expected in the future.

                                                                    Fiscal Years Ended
                                       October 31,     October 31,      October 31,      October 31,      October 31,
                                          2002            2001             2000             1999             1998
                                    --------------- ---------------- ---------------- ---------------- ---------------
Net sales                             $ 71,720,145     $ 64,858,277     $ 32,972,481      $28,864,737     $26,473,171
Net income (loss)                     $  2,509,455     $  1,168,844     $ (2,382,678)     $ 3,398,641     $ 2,858,750
Net income (loss)
  per share-diluted                           $.11             $.06            $(.22)            $.31            $.26
Total assets                          $109,334,071     $106,131,155     $110,825,640      $33,834,230     $26,173,503
Long term obligations                 $ 46,539,557     $ 47,851,386     $ 51,428,257      $13,733,268     $10,422,803

         Note that we have adopted new accounting provisions that change the way we account for promotional costs. Such costs are now deducted (as allowances) from gross sales instead of being included in advertising and promotional expense. This reclassification has been made in all years reported above for comparability. It has no effect on operating income or net income. For further discussion see Item 7 below.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

         When used in the Form 10-K and in our future filings with the Securities and Exchange Commission, the words or phrases "will likely result", "we expect", "will continue", "is anticipated", "estimated", "project", or "outlook" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. We wish to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to various risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We have no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Change in Accounting for Promotional Activity

         During fiscal year 2002, we changed the way that we accounted for certain promotional activity related to the sale of our consumer retail packages in response to provisions adopted by the Emerging Issues Task Force of the Financial Accounting Standards Board. Starting in fiscal year 2002, we have deducted most of the costs related to the promotion of the product from sales instead of including them in operating costs as we have in prior years. The effect of this change has been to reduce sales with a corresponding decrease in promotional costs, resulting in no change in operating income. Complete information regarding this change can be found in footnote 4 of our Consolidated Financial Statements. For comparability, we have applied this change uniformly to all of the years reported herein. Thus, sales revenues and operating costs reported in the following discussion may differ from previous reports.

Results of Operations

         Fiscal Year Ended October 31, 2002 Compared to Fiscal Year Ended October 31, 2001

         Sales for 2002 were $71,720,000 compared to $64,858,000 for 2001, an increase of $6,862,000 or 11%.

         Sales through our Home & Office distribution channel increased to $49,068,000 in 2002 from $47,551,000 in 2001, an increase of $1,517,000 or 3%.
The increase was a result of an acquisition in our core southern New England market. Sales were down 2%, exclusive of the acquisition, primarily due to a decrease in sales of our non-water related products.

         Home & Office sales were 68% of total sales in 2002, compared to 73% in the previous year. Water sales totaled $24,738,000 in 2002 compared to $23,027,000 in 2001, an increase of $1,711,000, or 7%. Coffee and other product sales in this area were $15,581,000 in 2002 compared to $16,501,000 in 2001, a decrease of $920,000 or 6%. Equipment rentals totaled $8,749,000 in 2002 compared to $8,023,000 in 2001, an increase of $726,000, or 9%. The increase in water sales and equipment rentals was largely attributable to the acquisition and growth in our northern New England and New York markets. Sales for the category, in general, were negatively affected by poor economic growth conditions, particularly in the southern New England market.

         Sales of our consumer retail products increased to $22,652,000 in 2002 from $17,307,000 in 2001, an increase of $5,345,000, or 31%. The increase is attributable to the private label brands which more than doubled from $6,893,000 in 2001 to $14,530,000 in 2002. This reflected growing market demand and the addition of a major grocery chain and a national drug chain as customers during the year. Vermont Pure(R) brand sales decreased 25% from $6,346,000 in 2001 to $4,763,000 in 2002. Hidden Spring(R) brand sales decreased 17% from $4,068,000 in 2001 to $3,359,000 in 2002. We believe that the decrease in the branded products for the year was due to the increasingly competitive nature of the branded marketplace. Competition has affected both price and distribution channels. As a consequence, there is no assurance that we can regain sales that have been lost in the branded markets. Average selling price for the segment was down 9% for 2002. We believe the reduction in average selling price was due to competitive pressure for both branded and private label products. Furthermore, in conjunction with new private label agreements, we added a one-gallon size bottle during 2002, which is a lower priced product by volume compared to other products.

         Cost of goods sold for 2002 was $35,583,000, or 50% of sales, compared to $29,803,000 or 46% of sales, for 2001. The increase in cost of goods sold, as a percentage of sales, compared to the prior year was attributable to the increase in consumer retail product costs and higher costs in the Home & Office segment. Cost of goods sold was $19,059,000 in 2002 for the Home & Office segment compared to $18,059,000 for the previous year. For the consumer retail segment cost of goods sold was $16,524,000 in 2002 compared to $11,744,000 for 2001. Cost per unit of retail product remained stable from 2001 to 2002.

         Gross profit increased to $36,137,000, or 50% of sales, in 2002 from $35,055,000, or 54% of sales, in 2001. Gross profit as a percentage of sales decreased by 4% as a result of lower average selling prices and higher costs. The aggregate dollar increase was attributable to higher sales volume. Gross profit for the Home & Office segment increased to $30,009,000, or 61% of sales, in 2002 from $29,492,000, or 62% of sales, in 2001. The dollar increase in gross profit was attributable to higher sales volume. The decrease in gross profit as a percentage of sales was due to higher service costs in the segment. Gross profit for the consumer retail segment increased to $6,128,000, or 27% of sales, in 2002 from $5,563,000, or 32% of sales, in 2001. The dollar increase in gross profit was attributable to higher sales volume. The decrease in gross profit as a percentage of sales was due to lower average selling prices costs. Lower average selling prices are attributable to a change in competitive pressures affecting all products as well as a change in product mix - from branded to private label.

         Total operating expenses decreased to $27,024,000 in 2002 from $28,178,000 in 2001, a decrease of $1,154,000, or 4%. Operating expenses for the retail segment of the business increased to $6,304,000 in 2002 from $5,510,000 the previous year, an increase of $794,000, or 14%. Home & Office delivery operating expenses decreased to $20,720,000 in 2002 from $22,668,000 the previous year, a decrease of $1,948,000, or 9%.

         Selling, general and administrative, or SG&A, expenses were $25,084,000 and $24,302,000 for 2002 and 2001, respectively, an increase of $782,000, or 3%. SG&A expenses in the retail segment increased 16% to $5,569,000 in 2002 from $4,824,000 the prior year. The increase was attributable to higher distribution and storage costs associated with higher sales volume. For the Home & Office segment, SG&A expenses increased $19,515,000 in 2002 from $19,478,000 the prior year.

         Advertising expenses increased 26% to $1,656,000 in 2002 from $1,317,000 in 2001. Advertising for the consumer retail segment totaled $683,000 in 2002 compared to $670,000 in 2001. In the Home & Office segment, advertising increased 51% to $973,000 in 2002 from $646,000 in 2001. The substantial increase was due to an effort to offset poor economic conditions with increased visibility.

         Amortization decreased from $2,544,000 in 2001 to $232,000 in 2002 because at the beginning of 2002 we implemented Statement of Financial Accounting Standards No. 142 which stipulates that goodwill will not be amortized. The pronouncement also stipulates that goodwill will be assessed periodically for impairment. We completed a valuation of goodwill in the second quarter and determined that there is no impairment to the goodwill presently on the balance sheet. An assessment of the value of goodwill will be completed annually. Other intangible assets continue to be amortized. All amortization is accounted for in the Home & Office segment.

         Other compensation in fiscal year 2002 totaled $52,000 compared to $16,000 in fiscal year 200. This expense is attributed to the exercise of stock options.

         Income from operations was $9,113,000 in 2002 compared to $6,877,000 in 2001, an increase of $2,236,000. The increase was a result of higher sales and lower operating costs. Net interest expense decreased to $4,553,000 in 2002 from $5,034,000 in 2001, a decrease of $481,000. This was reflective of lower market interest rates on the variable portion of our senior debt and operating line of credit. In 2002, we had a loss of $228,000 on sale of land and buildings in New York and Vermont. As a result of the sale, we no longer own property in New York. Also in 2002, we had miscellaneous expenses of $71,000 representing the net of worker's compensation and tax settlements combined with income from the sale of a trademark.

         Income before taxes was $4,260,000 in 2002 compared to $1,849,000 in 2001, an improvement of $2,411,000. The increase is a result of higher sales and lower amortization and interest.

         We recorded net tax expense of $1,751,000 in 2002, reflecting an effective tax rate of 41%, compared to $680,000 in 2001, an effective tax rate of 37%. We had no deferred tax benefits available in 2002 since loss carryforwards, for book purposes, have been fully utilized. Tax expense in 2001 was offset by a deferred tax benefit of $973,000. Our effective tax rate in 2001 was 37% compared to our assumed statutory rate of 40%. The rate was lowered by the recognition of the deferred tax benefit, but the benefit was offset by amortization from the Crystal Rock merger that is not deductible for tax purposes. For a reconciliation of the effective and statutory expense, see footnote 19 to our Notes to the Consolidated Financial Statements.

         Based on the weighted average number of shares of common stock outstanding of 21,091,837 (basic) and 22,035,269 (diluted) during 2002, net income was $.12 per share - basic and $.11 per share - diluted. This compares to $.06 per share under both methods in 2001.

         As discussed above, we periodically execute interest rate swaps as part of our strategy to curtail our interest rate risk. Such instruments are considered hedges under SFAS No. 133 and 137. Since the instrument is intended to hedge against variable cash flows, it is considered a cash flow hedge. As a result, the change in the fair value of the derivative is recognized as other comprehensive income (loss) until the hedged item is recognized in earnings. We did not enter into any new swap agreements during the year ended October 31, 2002. Cumulatively, the fair value of our three outstanding swaps increased $131,000 during the year resulting in a net decrease in value of $843,000 over the life of the instruments. This amount has been recognized as an adjustment to net income to arrive at comprehensive income as defined by the applicable accounting standards. Further, it has been recorded as a current liability and a decrease in owners' equity on our balance sheet.

         Fiscal Year Ended October 31, 2001 Compared to Fiscal Year Ended October 31, 2000.

         We completed a merger with Crystal Rock Spring Water Company in October 2000. This transaction had a significant impact on nearly all of our quantitative results. For comparison purposes only, the tables below set forth, for the respective reporting periods,

         (1) the fiscal year 2000 consolidated condensed operating results for Vermont Pure Holdings, Ltd.,

         (2) the fiscal year 2000 consolidated condensed operating results for Crystal Rock Spring Water Company,

         (3) adjustments consistent with the pro forma financial statements presented in our Proxy Statement/Prospectus dated September 8, 2000 with respect to the transaction, as if the merger had occurred on October 31, 1999, and

         (4) the "Combined" totals of (1), (2) and (3).

         The tables also set forth,

         (5) the fiscal year 2001 consolidated condensed operating results for Vermont Pure Holdings, Ltd.

Although they are derived from our financial statements and those of Crystal Rock, the figures in the tables, including without limitation the "Pro Forma Combined" column, are not, and should not be considered to be, financial statements prepared in accordance with generally accepted accounting principles, nor are they necessarily indicative of future results. The table is intended solely to provide a basis for a more meaningful comparison of the consolidated unaudited financial information with our combined operating results for the respective reporting periods in fiscal year 2000. Certain expenses have been reclassified from operating expense to cost of goods sold from our operating statement of a year ago to provide consistency between the two companies and comparison to 2001.


                                                               For the Fiscal Year Ended:
(000's of $)                             (1)             (2)            (3)               (4)                (5)
                                     October 31,     October 31,        2000        October 31, 2000    Oct. 31, 2001
                                        2000            2000         Pro Forma       FY00 Pro Forma         FY01
                                    Vermont Pure    Crystal Rock    Adjustments         Combined        Consolidated
                                   ---------------- -------------- --------------- ------------------- ----------------
Sales                                $ 32,973        $ 24,536                        $   57,509          $   64,858
Cost of Goods Sold                     17,072          10,804       $     16             27,892              29,803
                                   ---------------- -------------- --------------- ------------------- ----------------
Gross Profit (Loss)                    15,901          13,732            (16)            29,617              35,055
Operating Expenses                     16,849          11,318          1,298             29,465              28,178
                                   ---------------- -------------- --------------- ------------------- ----------------
Income (Loss) from Operations            (948)          2,414         (1,314)               152               6,877
Interest Expense                        1,893             280          3,428              5,601               5,034
Other (Income) Expense                    311            (392)             -                (81)                 (6)
                                   ---------------- -------------- --------------- ------------------- ----------------
Income (Loss) before Taxes             (3,152)          2,526         (4,742)            (5,368)              1,849
Income Tax Expense (Benefit)             (769)            842         (1,176)            (1,013)                680
                                   ---------------- -------------- --------------- ------------------- ----------------
Net Income (Loss)                   $  (2,383)       $  1,684       $ (3,566)        $   (4,265)         $    1,169
                                   ================ ============== =============== =================== ================
Weighted Average Shares                                                              20,743,540          20,447,609
Basic Earnings (Loss) Per Share                                                      $     (.22)         $      .06
                                                                                   =================== ================

         Sales for 2001 were $64,858,000 compared to $57,509,000 for 2000, an increase of $7,349,000 or 13%.

         Sales through the Home & Office distribution channel were 73% of total sales and increased in 2001 to $47,551,000 from $44,348,000 in 2000, an increase of $3,203,000 or 7%. The growth represented market growth typical for the industry category. Water sales totaled $23,000,000 in 2001 compared to $20,117,000 in 2000, an increase of $2,883,000, or 14%. Coffee and other product sales in this area were $16,528,000 in 2001 compared to $16,593,000 in 2000, a decrease of $65,000. Equipment rentals totaled $8,023,000 in 2001 compared to $7,638,000 in 2000, an increase of $385,000, or 5%. In addition to market growth, the increase in water sales was indicative of the relatively cooler summer weather in 2000 compared to the normal seasonal weather in 2001. The decrease in the sales of other products was due to the shift of the sale of some our products to an outside distributor in the consumer retail channel.

         Sales of consumer retail products were 27% of total sales and increased to $17,307,000 in 2001 from $13,161,000 in 2000, an increase of $4,146,000, or
32%. The sales increase was attributable to increased sales volume for the Vermont Pure(R) brand and other private label brands we bottle as well as new private label relationships that we commenced during the year. In addition, average selling prices stabilized from a decreasing trend over the prior few years, increasing 1%, and the weather in the northeastern United States resumed a normal summer pattern from a cooler than normal 2000. Vermont Pure(R) brand sales increased 9% compared to 2000 as a result of strengthening existing distributor relationships and market expansion. Hidden Spring(R) brand sales decreased 3% for the year due to competitive activity in mature markets and the loss of a major customer through bankruptcy. We continued to increase the private label volume that we bottled in 2001, resulting in an increase of 45% in sales for these products. The increase was due to growing market demand and the addition of two major grocery chains as customers during the year. Total case sales of all consumer retail products were also up 18% in 2001.

         Cost of goods sold for 2001 was $29,803,000, or 44% of sales, compared to $27,892,000 or 47% of sales, for 2000. The decrease in cost of goods sold, as a percentage of sales, compared to the prior year was attributable to production efficiency and cost savings as a result of the merger with Crystal Rock. Higher sales volume for both retail and Home & Office packages continue to enhance efficiency and lower costs per unit. Material pricing was stable in 2001. Although we decreased its bottle costs during the year, it experienced price increases for other raw materials.

         Gross profit increased to $35,055,000, or 54% of sales, in 2001 from $29,617,000, or 51% of sales, in 2000. Overall, gross profit increased 18% from the prior year. The increase was attributable to higher sales volume and selling prices combined with lower cost of goods sold.

         Total operating expenses decreased to $28,178,000 from $29,465,000 in 2000, a decrease of $1,287,000, or 4%. Of those amounts, SG&A expenses were $24,317,000 and $23,999,000 for 2001 and 2000, respectively, an increase of $318,000, or 1%. The increase in SG&A expenses was a result of the increase in Home & Office sales. This category is characterized by higher selling expenses than the consumer retail category. The relatively small increase in SG&A costs as compared to the growth in our sales was attributable to savings realized as a result of the Crystal Rock merger.

         As a result of the merger with Crystal Rock, we owned and operated two major delivery accounting systems in 2000. We decided to consolidate operations onto one system and consequently wrote down $1,292,000 for the system that was terminated in 2000. This charge consisted of licensing, installation, training, and consulting costs. There were no such charges in 2001.

         Advertising expenses increased to $1,317,000 in 2001 from $1,258,000 in 2000, an increase of $59,000, or 5%. The increase was primarily related to the increase in sales volume for consumer retail products. On a per case basis, advertising and promotional spending decreased in 2001 as a result of the use of different distribution channels that required less promotional support and our strategy to compete with lower pricing instead of promotion.

         As a result of the merger with Crystal Rock, amortization expense decreased to $2,544,000 in 2001 from $2,797,000 on a pro forma basis in 2000, a decrease of $253,000. This was a result of a decrease in the goodwill charges during the year for agreements that had reached full amortization as well as actual goodwill being less than the amount projected on a pro forma basis. In 2000, the compensation committee of the Board of Directors approved the extension of exercise periods for stock options for certain employees and directors. We recognized compensation expense of $119,000 in conjunction with this for 2000. There was no such cost in 2001.

         Income from operations was $6,877,000 compared to $152,000 in 2000, an increase of $6,725,000. The increase was a result of higher sales, improved gross margin, and lower operating costs. Net interest expense decreased to $5,034,000 in 2001 from the pro forma amount of $5,601,000 in 2000, a decrease of $567,000. This was reflective of substantially lower interest rates. In conjunction with the financing of the merger with Crystal Rock, we wrote off fees and expenses amounting to $406,000 related to the financing we closed with First Union and Key Banks. We had expected to charge these over the five year term of the facility. Additional expense of $181,000 was incurred on the write down of land we owned in New York State. There were no such charges in 2001. We had $668,000 of miscellaneous income in 2000 related to settlement of litigation and sale of fixed assets which did not reoccur in 2001. Net income before taxes of $1,849,000 in 2001 compared to a net loss before taxes of $5,368,000 in 2000 was an improvement of $7,217,000. The return to profitability was a result of increased sales, including a higher percentage of Home & Office sales, and effective integration of the Vermont Pure and Crystal Rock businesses to take advantage of cost savings. During 2001, interest rates decreased to levels that they had not been in many years. A significant portion of our debt is variable. Our average interest rate was substantially lower in 2001 as a result. Cost increased since the amount of debt, as a result of the Crystal Rock merger, increased significantly.

         Net income of $1,169,000 in 2001 compared to a net loss of $4,265,000 in 2000 was an improvement of $5,434,000. We recorded net tax expense of $680,000 in 2001 compared to $1,103,000 in 2000. Tax expense in both years was offset by deferred tax benefits of $973,000 and $769,000 that was recognized based on our profitability trends. Our effective tax rate in 2001 was 37% compared to our assumed statutory rate of 40%. The rate was lowered by the recognition of the deferred tax benefit but the benefit was offset by amortization from the Crystal Rock merger that is not deductible for tax purposes. For a reconciliation of the effective and statutory expense, see footnote 19 to the Notes to the Consolidated Financial Statements.

         Based on the weighted average number of shares of common stock outstanding of 20,447,609 (basic) and 20,651,239 (diluted) during 2001, net income was $.06 per share under both methods. This compares to a net loss of $.22 per share based on 20,743,540 (basic) pro forma weighted average shares in 2000. Calculation of diluted weighted average shares outstanding in 2000 for use as a denominator for earnings per share would be anti-dilutive.

         On June 29, 2001 the Financial Accounting Standards Board approved SFAS 141 and 142 concerning new accounting procedures for business combinations and goodwill and intangible assets. SFAS 141 requires that business combinations after June 30, 2001 be accounted for using the purchase method of accounting and outlines new criteria for purchase price allocation. We did not complete any material transactions after June 30, 2001 during the fiscal year. We adopted SFAS 142 in fiscal year 2002.

         As discussed above, we periodically execute interest rate swaps as part of our strategy to curtail our interest rate risk. Such instruments are considered hedges under SFAS No. 133 and 137. Since the instrument is intended to hedge against variable cash flows, it is considered a cash flow hedge. As a result, the change in the fair value of the derivative will be recognized as comprehensive income (loss) until the hedged item is recognized in earnings. Cumulatively, the fair value of our three outstanding swaps decreased $973,537 for 2001. This amount has been recognized as an adjustment to net income to arrive at comprehensive income as defined by the applicable accounting standards. Further, it has been recorded as a current liability and, as a result, decreased owners' equity on our balance sheet.

Liquidity and Capital Resources

         At October 31, 2002, we had working capital of $3,774,000. This represents an decrease of $470,000 from the $4,244,000 of working capital on October 31, 2001. The decrease is a reflection of the use of working capital to fund plant and equipment acquisitions to grow our business. A considerable portion of our expenses do not require cash. Depreciation, deferred taxes and other items totaling $9,198,000 more than offset the usage of cash for changes in assets and liabilities of $951,000. When combined with net income, these items provide $8,248,000 of cash flow from operating activities compared to $5,548,000 in 2001, an increase of $2,700,000. This demonstrates that our consolidated Home & Office operations, which are capital intensive, continue to generate cash.

         Cash flows from investing activities had a net outflow of $9,409,000 due to the use of cash for the acquisition of Iceberg Springs in November, 2001 and capital equipment. Capital expenditures were predominantly for routine Home & Office delivery items - bottles, coolers and brewers and a bottling line in our retail bottling facility. During 2002, we had a net cash inflow from financing activities of $714,000. This was primarily attributable to borrowing $4,200,000 for the Iceberg acquisition, and from the sale of stock upon the exercise of stock options and from purchases under our Employee Stock Purchase Plan, totaling $704,000.

         During 2002, we made scheduled debt repayments of $4,190,000 primarily for our senior debt facility with Webster Bank. We borrowed and repaid $3,865,706 from our operating line of credit under the same facility. We routinely require this borrowing on a seasonal basis. The line of credit currently expires on February 1, 2003. A two year extension to this facility is currently being negotiated.

         At October 31, 2002, we have recognized all available deferred tax assets and recorded a deferred tax asset of $2,835,000 after application of a portion of the asset to the current year's liability. We have recorded all available deferred tax benefits. Based on historical pre-tax income and projected profitability, the realization of such deferred tax asset is expected to take place over the next one or two years. We have estimated that $2,356,000 will be applied in 2003 and $479,000 will be applied in 2004.

         Our cash balance at October 31, 2002 decreased by a net amount of $447,000 from October 31, 2001. The decrease in cash is a reflection of our intention to minimize debt. Based on 2002 financial results as of and for the fiscal year ended October 31, 2002, we are in compliance with all of our financial covenants in our agreement with Webster Bank except the debt service coverage covenant which the Bank has waived for the period. The debt service coverage covenant is expected to be modified under the terms of the new agreement with the Bank. As of October 31, 2002, under the expected terms, we would have been in compliance with all the financial covenants.

         On December 30, 2002, we executed a term sheet with Webster Bank to refinance our senior debt. The refinancing serves three purposes: to modify the amortization schedule of the existing term debt (at October 31, 2002:
$28,570,000); to provide up to $15 million of debt for acquisitions and retirement of subordinated debt; and to increase and renew the expiring operating line of credit.

         The new agreement would amortize the payback of the existing debt over seven years and would amortize the payback of the new acquisition debt for five years after the first two years. During the first two years, interest only would be paid on a monthly basis for amounts drawn down for acquisitions and subordinated debt repayment. The operating line of credit would be renewed for two years for a total of $6,500,000. Interest on all borrowings would be tied to our financial performance but commence at the 30 day LIBOR plus 200 basis points.

         Use of the proceeds related to acquisitions and retirement of subordinated debt would be based on our compliance with certain covenants and requirements, and our attainment of certain projections.

         We continue to pursue an active program of evaluating acquisition opportunities. As a result, we anticipate using our capital resources and financing from outside sources in order to complete any further acquisitions. We have no other current arrangements with respect to, or sources of, additional financing for our business or future plans. There can be no assurance that financing will be available on acceptable terms or at all to execute future plans.

         Recent economic conditions have provided both opportunities and challenges. As noted, poor economic conditions resulted in decreased sales in the Home & Office segment. Continued negative economic changes in the northeastern United States adversely affect our financial results in the future. Inflation has had no material impact on our performance. Since we have relied on debt to finance our acquisition strategy, low market interest rates have significantly reduced our interest costs. While interest rates are expected to stay low in the immediate future and until economic conditions improve, we continue to be exposed to market rates. See item 7A for a discussion of interest rate risk.

Critical Accounting Policies

         The Securities and Exchange Commission has requested that filers report their critical accounting policies. The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods.

         Our financial statements are prepared in accordance with generally accepted accounting principles. Preparation of the statements in accordance with these principles requires that we make estimates, using available data and our judgment for such things as valuing assets, accruing liabilities, and estimates expenses. The following is a list of what we feel are the most critical estimations that we make when preparing our financial statements.

Accounts Receivable - Allowance for Doubtful Accounts
We routinely review our accounts receivable, by customer account aging, to determine the collectibility of the amounts due based on information we receive from the customer, past history, and economic conditions. In doing so, we adjust our allowance accordingly to reflect the cumulative amount that we feel is uncollectible. This estimate may vary from the proceeds that we actually collect. If the estimate is too low we may incur higher bad debt expenses in the future resulting in lower net income. If the estimate is too high, we may experience lower bad debt expense in the future resulting in higher net income.

Fixed Assets - Depreciation
We maintain buildings, machinery and equipment, and furniture and fixtures to operate our business. These assets have extended lives. We estimate the life of individual assets to spread the cost over the expected life. The basis for such estimates is use, technology, required maintenance, and obsolescence. We periodically review these estimates and adjust them if necessary. Nonetheless, if we overestimate the life of an asset(s), at a point in the future, we would have to incur higher depreciation costs and consequently, lower net income. If we underestimate the life of an asset(s) we would absorb too much depreciation in the early years resulting in higher net income in the later years when the asset is still in service.

Goodwill - Intangible Asset Impairment
We have acquired a significant number of companies. The difference between the value of the assets and liabilities required, including transaction costs, and the purchase price is recorded as goodwill. If goodwill is not impaired, it remains as an asset on our balance sheet at the value acquired. If it is impaired we are required to write down the asset to an amount that accurately reflects its carrying value. We have had an independent valuation company value our goodwill balance and have determined that it is not impaired. In providing the valuation, the company has relied, in part, on projections of future cash flows of the assets that we provided. If these projections change in the future there may be a material impact on the valuation of goodwill and result in impairment of the asset.

Deferred Tax Asset
We have recognized a deferred tax asset on our balance sheet to reflect cumulative current benefit of future tax loss carryforwards. We expect that the asset to be realized over the next two years and therefore have not provided a valuation allowance related to this asset. We have relied on our estimated financial results for future years. If we have over estimated earnings in future years we may have, in turn, overestimated the deferred tax asset and may have to provide a valuation allowance, decreasing net income. Conversely, it may take us longer to realize the value of the asset.

To the extent that final SEC rules on this subject may require disclosures in addition to those we already make, we intend to adopt such additional disclosure requirements when the final rules have been adopted.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risks relating to our operations result primarily from changes in interest rates and commodity prices, primarily the resin prices for PET bottles.

Interest Rate Risks

         At October 31, 2002 we had approximately $12,600,000 of long term debt subject to variable interest rates. Under the loan and security agreement with Webster Bank, we currently pay interest at a rate of LIBOR plus a margin of 1.50%. A hypothetical 100 basis point increase in the LIBOR rate would result in an additional $126,000 of interest expense on an annualized basis. Conversely, a decrease would result in a proportionate interest cost savings.

         We use interest rate "swap" agreements to curtail interest rate risk. On November 3, 2000, we entered into a swap agreement with Webster Bank to fix $8,000,000 of our long term debt at 8.07% interest for three years based on the current applicable margin. On April 2, 2001, we entered into a swap agreement with Webster Bank to fix an additional $4,000,000 of our long term debt at 6.78% interest for three years. On July 24, 2001, we entered into a swap agreement with Webster Bank to fix an additional $4,000,000 of our long term debt at 6.50% interest for three years.

         In aggregate, we have fixed the interest rate on this $16,000,000 of debt at 7.35% over the next one to two years. Currently, we believe that this is above market rates though the agreements are based on three year rate projections. They serve to stabilize our cash flow and expense but ultimately may cost more or less in interest than if we had carried all of our debt at a variable rate over the swap term. Since significantly increasing our debt in October 2001, our strategy has been to keep the fixed and variable portions of our senior debt approximately equal to offset and minimize the respective the risk of rising and falling interest rates. Future low rates may compel us to fix a higher portion to further stabilize cash flow and expenses as we monitor short and long term rates and debt balances.

Commodity Price Risks

         Plastic - PET
         In December 2002, we executed a new four year agreement with our bottle supplier. The contract allows the vendor to pass-on to the Company any resin price increases. These prices are related to supply and demand market factors for PET and, to a lesser extent, the price of petroleum, an essential component of PET. A hypothetical resin price increase of $.05 per pound would result in an approximate price increase per bottle of $.002 or, at current volume levels, $200,000 a year.

         Coffee
         The cost of our coffee purchases are dictated by commodity prices. We enter into contracts to mitigate market fluctuation of these costs by fixing the price for certain periods. Currently we have fixed the price of our anticipated supply through June 2003 at "green" prices ranging from $.61-$.74 per pound. We are not insulated from price fluctuations beyond that date. At our existing sales levels, an increase in pricing of $.10 per pound would increase our total cost for coffee $75,000. In this case, competitors that had fixed pricing might have a competitive advantage.

         Diesel Fuel
         We own and operate vehicles to deliver product to customers. The cost of fuel to operate these vehicles fluctuates over time. During fiscal 2002 we incurred $700,000 of fuel expense. During the year, we entered into a contract fixing approximately the cost for 25% of the total fuel anticipated to be purchased during fiscal 2003. The contract fixes fuel costs for the year (spread evenly) at an average base cost before additives and taxes of $0.85 per gallon. Based on last year's consumption, a $0.10 increase per gallon in fuel cost would result in an increase to operating costs of $50,000.

         We also pay for fuel indirectly by hiring carriers to deliver product though we do not have contracts with them. While the impact of a change in prices is less predictable because of the absence of a contractual arrangement, we know that fuel prices affect freight rates. Based on experience and estimates, a $.10 per gallon increase in fuel costs would result in additional freight cost of $25,000 per year.

ITEM 8.  FINANCIAL STATEMENTS AND OTHER SUPPLEMENTARY DATA

         Financials statements and their footnotes are set forth on pages F-1 through F-26.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                   PAGE
Independent Auditors' Reports                                                    F-1 - F-2

Financial Statements:

         Consolidated Balance Sheets,
          October 31, 2002 and 2001                                              F-3

         Consolidated Statements of Operations,
          Fiscal Years Ended October 31, 2002, 2001, 2000                        F-4

         Consolidated Statements of Stockholders' Equity
          Fiscal Years Ended October 31, 2002, 2001, 2000                        F-5

         Consolidated Statements of Cash Flows,
          Fiscal Years Ended October 31, 2002, 2001, 2000                        F-6

Notes to Consolidated Financial Statements                                       F-7 - F-26

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Vermont Pure Holdings, Ltd.
Randolph, VT   05060


         We have audited the accompanying consolidated balance sheet of Vermont Pure Holdings, Ltd. and Subsidiaries as of October 31 2002 and the related consolidated statements of operations, change in stockholders' equity and cash flows for year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vermont Pure Holdings, Ltd. and Subsidiaries at October 31, 2002, and the consolidated results of their operations and their cash flows for year then ended, in conformity with accounting principles generally accepted in the United States of America.


                                                    /s/ GRASSI & CO., CPAs, P.C.
                                                    GRASSI & CO., CPAs, P.C.
                                                    Certified Public Accountants

New York, New York
December 13, 2002

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Vermont Pure Holdings, Ltd.
Randolph, VT   05060


         We have audited the accompanying consolidated balance sheet of Vermont Pure Holdings, Ltd. and Subsidiaries as of October 31 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended October 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vermont Pure Holdings, Ltd. and Subsidiaries at October 31, 2001, and the consolidated results of their operations and their cash flows for each of the two years in the period ended October 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


                                                   /s/ Feldman Sherb & Co., P.C.
                                                   Feldman Sherb & Co., P.C
                                                   Certified Public Accountants

New York, New York
December 14, 2001

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                        October 31,
                                                                        ------------------------------------------
                                                                              2002                     2001
                                                                        -----------------         ----------------
                                     ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                               $         652,204         $     1,099,223
Accounts receivable - net                                                       7,547,444               7,384,877
Inventories                                                                     4,067,740               3,147,985
Current portion of deferred tax asset                                           2,356,000               2,313,000
Other current assets                                                            1,202,064               2,297,358
                                                                        -----------------         ---------------

TOTAL CURRENT ASSETS                                                           15,825,452              16,242,443
                                                                        -----------------         ---------------

PROPERTY AND EQUIPMENT - net of accumulated depreciation                       21,676,520              21,231,954
                                                                        -----------------         ---------------

OTHER ASSETS:
Goodwill                                                                       70,427,887              65,854,795
Other intangible assets - net of accumulated amortization                         648,089                 245,917
Deferred tax asset                                                                479,000               2,301,000
Other assets                                                                      277,123                 255,046
                                                                        -----------------         ---------------

TOTAL OTHER ASSETS                                                             71,832,099              68,656,758
                                                                        -----------------         ---------------

TOTAL ASSETS                                                            $     109,334,071         $   106,131,155
                                                                        =================         ===============

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long term debt                                       $       4,881,817         $     3,560,128
Accounts payable                                                                3,508,062               4,102,235
Accrued expenses                                                                2,640,226               3,206,648
Current portion of customer deposits                                              178,937                 155,943
Unrealized loss on derivatives                                                    842,898                 973,537
                                                                        -----------------         ---------------

TOTAL CURRENT LIABILITIES                                                      12,051,940              11,998,491

Long term debt, less current portion                                           46,539,557              47,851,386
Customer deposits                                                               2,803,340               2,443,100
                                                                        -----------------         ---------------

TOTAL LIABILITIES                                                              61,394,837              62,292,977
                                                                        -----------------         ---------------

COMMITMENTS AND CONTINGENCY

STOCKHOLDERS' EQUITY:
Preferred stock - $.001 par value, 500,000
authorized shares, none issued and outstanding                                          -                       -
Common stock - $.001 par value, 50,000,000
authorized shares, 21,235,927 issued and outstanding
shares in 2002 and 20,767,670 in 2001                                              21,236                  20,768
Additional paid in capital                                                     57,023,093              55,562,599
Accumulated deficit                                                            (8,262,197)            (10,771,652)
Accumulated other comprehensive loss                                             (842,898)               (973,537)
                                                                        -----------------         ---------------

TOTAL STOCKHOLDERS' EQUITY                                                     47,939,234              43,838,178
                                                                        -----------------         ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $     109,334,071         $   106,131,155
                                                                        =================         ===============

 The attached notes are an integral part of these consolidated financial statements.

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                           Fiscal Year Ended October 31,
                                                                             ------------------------------------------------------
                                                                                    2002                2001              2000
                                                                             --------------       ----------------   --------------
NET SALES                                                                    $   71,720,145       $     64,858,277   $   32,972,481

COST OF GOODS SOLD (Including depreciation of $3,460,066 in 2002,
              $2,939,535 in 2001 and $2,025,564 in 2000)                         35,583,157             29,803,176       14,682,361
                                                                             --------------       ----------------   --------------
GROSS PROFIT                                                                     36,136,988             35,055,101       18,290,120
                                                                             --------------       ----------------   --------------
OPERATING EXPENSES:
 Selling, general and administrative expenses                                    25,083,758             24,301,564       16,424,730
 Advertising expenses                                                             1,655,829              1,316,990          601,402
 Writedown of computer software                                                           -                      -        1,291,719
 Amortization                                                                       232,201              2,543,820          801,695
 Other compensation                                                                  52,400                 15,752          118,670
                                                                             --------------       ----------------   --------------
TOTAL OPERATING EXPENSES                                                         27,024,188             28,178,126       19,238,216
                                                                             --------------       ----------------   --------------
INCOME (LOSS) FROM OPERATIONS                                                     9,112,800              6,876,975         (948,096)
                                                                             --------------       ----------------   --------------
OTHER INCOME (EXPENSE):
          Interest                                                               (4,553,179)            (5,033,760)      (1,893,087)
          Debt exit fees and expenses                                                     -                      -         (405,972)
          Loss on disposal of property and equipment                               (228,025)                     -         (180,837)
          Miscellaneous                                                             (71,141)                 5,836          276,150
                                                                             --------------       ----------------   --------------
TOTAL OTHER EXPENSE, NET                                                         (4,852,345)            (5,027,924)      (2,203,746)
                                                                             --------------       ----------------   --------------
INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)                                 4,260,455              1,849,051       (3,151,842)

INCOME TAX EXPENSE (BENEFIT)                                                      1,751,000                680,207         (769,164)
                                                                             --------------       ----------------   --------------
NET INCOME (LOSS)                                                            $    2,509,455       $      1,168,844   $   (2,382,678)
                                                                             ==============       ================   ==============
NET INCOME (LOSS) PER SHARE - BASIC                                          $         0.12       $           0.06   $        (0.22)
                                                                             ==============       ================   ==============
NET INCOME (LOSS) PER SHARE - DILUTED                                        $         0.11       $           0.06   $        (0.22)
                                                                             ==============      =================   ==============

WEIGHTED AVERAGE SHARES USED IN COMPUTATION - BASIC                              21,091,837             20,447,609       10,992,995
                                                                             ==============      =================   ==============
WEIGHTED AVERAGE SHARES USED IN COMPUTATION - DILUTED                            22,035,269             20,651,239       10,992,995
                                                                             ==============      =================   ==============

The attached notes are an integral part of these consolidated financial statements.

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                               Accumulated
                                                  Additonal                                    Other
                             Common      Stock    Paid in   Treasury   Stock    Accumulated  Comprehensive             Comprehensive
                             Shares    Par Value  Capital    Shares    Amount     Deficit        Loss         Total    Income (Loss)
                             --------  ---------  -------   --------  -------   -----------  -------------  ---------  ------------
Balance, October 30, 1999   10,339,758 $ 10,340 $23,197,724  50,000  $(168,750) $(9,557,817)  $       -     $13,481,497

Common stock issued for
   acquisition               9,873,016    9,873  31,090,127                                                  31,100,000

Sale of common stock             5,000        5      11,245                                                      11,250

Stock compensation                                  118,670                                                     118,670

Retirement of treasury stock   (50,000)     (50)   (168,700)(50,000)   168,750                                      -

Net loss                                                                         (2,382,679)                 (2,382,679)
                            -------------------------------------------------------------------------------------------------------
Balance, October 31, 2000   20,167,774   20,168  54,249,066      -          -   (11,940,496)           -     42,328,738

Stock compensation               6,598        7      15,745                                                      15,752

Debt converted to common
   stock                       430,883      431     974,569                                                     975,000

Exercise of stock options      100,000      100     227,100                                                     227,200

Shares purchased under
   employee stock plan         62,415        62      96,119                                                      96,181

Net income                                                                        1,168,844                   1,168,844   1,168,844

Unrealized loss on
   derivatives                                                                                    (973,537)    (973,537)   (973,537)
                           --------------------------------------------------------------------------------------------------------
Balance, October 31, 2001  20,767,670    20,768  55,562,599      -          -   (10,771,652)      (973,537)  43,838,178   $ 195,307
                                                                                                                          ---------
Common stock issued for
   acquisition                213,912       214     704,413                                                     704,627

Stock compensation             12,105        12      52,388                                                      52,400

Exercise of stock options     179,500       179     482,859                                                     483,038

Shares purchased under
   employee stock plan         62,740        63     220,834                                                     220,897

Net income                                                                        2,509,455                   2,509,455   2,509,455

Unrealized gain (loss) on
   derivatives                                                                                     130,639      130,639     130,639
                           --------------------------------------------------------------------------------------------------------
Balance, October 31, 2002  21,235,927  $ 21,236 $57,023,093      -        $ -  $ (8,262,197)    $ (842,898) $47,939,234 $ 2,640,094
                           ========================================================================================================

The attached notes are an integral part of these consolidated financial statements.

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Fiscal Year Ended October 31,
                                                                                  ----------------------------------------------
                                                                                       2002            2001            2000
                                                                                  -------------   -------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                 $   2,509,455   $   1,168,844   $   (2,382,678)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation                                                                       4,398,432       3,690,675        2,083,204
   Amortization                                                                         232,203       2,543,820          801,695
   Change in deferred tax asset                                                       1,779,000         (60,000)        (769,164)
   Gain on settlement of note receivable                                                     -               -           (295,000)
   Loss on disposal of property and equipment                                           228,025          56,962          101,499
   Non cash compensation                                                                 52,400          15,752          118,670

Changes in assets and liabilities (net of effect of acquisitions):
   Accounts receivable                                                                 (245,816)       (744,342)          93,831
   Inventories                                                                         (919,755)       (369,450)         559,824
   Other current assets                                                               1,125,000      (1,152,046)        (163,905)
   Other assets                                                                         (21,676)        160,821           80,218
   Accounts payable                                                                    (594,173)       (432,883)          83,972
   Accrued expenses                                                                    (483,191)        574,839        1,043,446
   Customer deposits                                                                    187,860          95,184           76,651
                                                                                  -------------   -------------    -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                             8,247,764       5,548,176        1,432,263
                                                                                  -------------   -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment                                         (4,692,785)     (3,827,225)      (3,680,793)
   Purchase of property, plant and equipment from bond financing                             -              -         (2,467,931)
   Purchase of money market investment from bond financing                                   -              -         (4,125,424)
   Reduction of money market investment account                                              -              -          2,467,931
   Reduction of money market investment account for pay-off of bond issuance                 -       3,301,064         1,657,493
   Purchase of money market investment for pay-off of remaining bond issuance                -              -         (3,301,064)
   Sale (purchase) of certificate of deposit securing outstanding debt                       -         975,000          (975,000)
   Proceeds from sale of property and equipment                                         271,262         31,700           329,550
   Collection of note receivable                                                             -              -          1,270,000
   Cash used for acquisitions - net of cash acquired                                 (4,987,073)      (328,550)      (10,330,062)
                                                                                  --------------  ------------     -------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                  (9,408,596)       151,989       (19,155,300)
                                                                                  --------------  ------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from line of credit borrowings                                            3,865,706       3,040,000        5,658,208
   Proceeds from debt                                                                 4,200,000              -        35,067,765
   Payments on line of credit                                                        (3,865,706)     (3,500,000)              -
   Principal payments of debt                                                        (4,190,123)     (5,872,482)        (726,307)
   Principal payment of debt relating to refinancing                                         -               -       (21,246,739)
   Exercise of stock options                                                            483,039         227,200               -
   Proceeds from sale of common stock                                                   220,897          96,182           11,250
                                                                                  -------------   -------------    -------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                     713,813      (6,009,100)      18,764,177
                                                                                  -------------   -------------    -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (447,019)       (308,935)       1,041,140

CASH AND CASH EQUIVALENTS - beginning of year                                         1,099,223       1,408,158          367,018
                                                                                  -------------   -------------    -------------

CASH AND CASH EQUIVALENTS  - end of year                                          $     652,204   $   1,099,223    $   1,408,158
                                                                                  =============   =============    =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest                                                            $   4,556,831   $   4,421,322    $   1,579,381
                                                                                  =============   =============    =============

Cash paid for taxes                                                               $     193,372   $     301,000    $     118,503
                                                                                  =============   =============    =============

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Equipment acquired under capital leases                                           $          -    $          -     $     145,844
                                                                                  =============   =============    =============
Debt converted to common stock                                                    $          -      $ 975,000      $          -
                                                                                  =============   =============    =============

 The attached notes are an integral part of these consolidated financial statements.

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS OF THE COMPANY

         Vermont Pure Holdings, Ltd. and Subsidiaries (collectively, the "Company") is engaged in the production, marketing and distribution of bottled water. The Company's products are sold predominately in the Northeast as well as Mid-Atlantic and Mid-Western states. Distribution is accomplished through a network of independent beverage distributors and with the Company's own trucks and employees.

2. SIGNIFICANT ACCOUNTING POLICIES

         a. Basis of Presentation - The consolidated financial statements include the accounts of Vermont Pure Holdings, Ltd. and its wholly-owned subsidiaries, Vermont Pure Springs, Inc., Crystal Rock Spring Water Company ("Crystal Rock"), Excelsior Spring Water Company Co. Inc. and Adirondack Coffee Services. All material inter-company profits, transactions, and balances have been eliminated in consolidation.

         b. Cash Equivalents - The Company considers all highly liquid temporary cash investments, with an original maturity of three months or less when purchased, to be cash equivalents. The Company maintains a money market account with a local financial institution. The balance as of October 31, 2002 was $253,825. This amount was treated as a cash equivalent for financial reporting purposes.

         c. Accounts Receivable - Accounts receivable are presented net of an allowance for doubtful accounts.

         d. Inventories - Inventories consist primarily of the packaging material, labor and overhead content of the Company's products. Such inventories are stated at the lower of cost or market using average costing.

         e. Property and Equipment - Property and equipment are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets, which range from three to ten years for equipment, and from ten to forty years for buildings and improvements.

         f. Intangible Assets - The Company records goodwill in accordance with SFAS No. 141 and SFAS No. 142 (see footnote 4). The values of covenants not to compete are amortized over the terms of the related agreements.

         g. Securities Issued for Services - The Company follows the accounting treatment prescribed by Accounting Principles Board Opinion No. 25 ("Accounting for Stock Issued to Employees") when accounting for stock-based compensation granted to employees and directors. It provides the required pro forma disclosures as if the fair value method under Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS No.123") was adopted. Any stock-based compensation awards to non-employees and non-directors are accounted for using the provisions of SFAS No. 123.

         h. Net Income (Loss) Per Share - Net income (loss) per share is based on the weighted average number of common shares outstanding during each period. Potential common shares are included in the computation of diluted per share amounts outstanding during each period that income is reported. In periods that the Company reports a loss, potential common shares are not included in the diluted earnings per share calculation since the inclusion of those shares in the calculation would be antidilutive.

         i. Advertising Expenses - The Company expenses advertising costs at the time the advertising begins to run with the exception of advertising from which it derives direct responses from customers. The Company expenses direct response advertising, which consists of Yellow Page advertising, over a period of twelve months consistent with its expected period of future benefit based on historical responses. Prepaid advertising at October 31, 2002 and 2001 was $272,000 and $287,000, respectively, and is included in other current assets on the accompanying consolidated balance sheet.

         j. Slotting Fees - Slotting fees are paid to individual supermarkets and supermarket chains to obtain initial shelf space for new products. Fees vary from store to store. The payment of slotting fees does not guarantee that the Company's product will be carried for any definite period of time. The Company pays for such fees either in cash, by providing free goods, or by issuing credits for previously sold goods. The cost of the slotting fees is valued at the amount of cash paid, or the fair value of the goods provided in exchange. The Company expenses slotting fees when the obligation is incurred.

         k. Customer Deposits - Customers receiving home or office delivery of water pay the Company a deposit for the water bottle on receipt that is refunded upon return. The Company uses an estimate (based on historical experience) of the deposits it expects to refund over the next 12 months to determine the current portion of the liability and classifies the balance of the amount as a long term liability.

         l. Income Taxes - The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No.109). Pursuant to SFAS No. 109, the Company accounts for income taxes under the liability method. Under the liability method, a deferred tax asset or liability is determined based upon the tax effect of the differences between the financial statement and tax basis of assets and liabilities as measured by the enacted rates that will be in effect when these differences reverse.

         m. Use of Estimates - The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         n. Fair Value of Financial Instruments - The carrying amounts reported in the consolidated balance sheet for cash, trade receivables, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments. The carrying amount of the Company's borrowings also approximates fair value.

         o. Accounting for Long-Lived Assets - The Company reviews long-lived assets, certain identifiable assets and any goodwill related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. The Company follows SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets." At October 31, 2002, the Company believes that there has been no impairment of its long-lived assets.

         p. Revenue Recognition - The Company follows the guidance issued under United States Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB No. 101"), "Revenue Recognition in Financial Statements." Revenue is recognized when products are delivered to customers through the Company's home and office distribution channel. For consumer retail products, revenue is recognized upon shipment or delivery of the product based on the F.O.B. arrangements with the customer.

         q. Shipping and Handling Costs - The Company classifies shipping and handling costs as a component of selling, general and administrative expenses. Shipping and handling costs were approximately $2,030,000, $1,403,000, and $1,108,000 for fiscal years ended October 31, 2002, 2001 and 2000, respectively. The Company does not charge these costs to its customers.

3. RECENT ACCOUNTING PRONOUNCEMENTS

         On April 30, 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No.13, and Technical Corrections." The rescission of SFAS No.4, "Reporting Gains and Losses from Extinguishments," and SFAS No.64, "Extinguishments of Debt made to Satisfy Sinking Fund Requirements," which amended SFAS No.4, will affect income statement classification of gains and losses from extinguishment of debt. SFAS No.4 requires that gains and losses from extinguishment of debt be classified as an extraordinary item, if material. Under SFAS No. 145, if the extinguishment of debt is a routine and recurring transaction by the entity, as in a risk management strategy, then it should not be considered extraordinary under the criteria in APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," as it does not meet the unusual in nature and infrequency of occurrence criteria in APB Opinion No. 30. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, extinguishments of debt shall be classified under the criteria in APB Opinion No. 30.

         In June 2002, the FASB issued SFAS No.146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred versus the date an entity commits to an exit plan under EITF 94-3. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has not yet determined the impact of SFAS No.146 on its financial position and results of operations, if any.

4. GOODWILL AND AMORTIZATION

         In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Effective November 1, 2001, the Company elected early adoption of SFAS No. 142. SFAS No. 142 eliminates the amortization for goodwill and other intangible assets with indefinite lives. Intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives (defined by SFAS No. 142 as the period over which the asset is expected to contribute to the future cash flows of the entity). Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The amount of impairment for goodwill and other intangible assets is measured as the excess of their carrying values over their implied fair values. The Company hired an independent consultant to conduct the initial test of the carrying value of its goodwill as compared to its fair value during the second quarter of fiscal 2002, and, as a result, the Company concluded that there was no current impairment of goodwill. In subsequent fiscal years, the Company will conduct assessments of the carrying value of its goodwill as required by SFAS No. 142.

         In accordance with SFAS No. 142, the Company discontinued amortization of goodwill effective November 1, 2001. The pro forma effects of the adoption of SFAS No. 142 on net income (loss) and basic and diluted earnings per share are as follows:


                                                           Fiscal Year Ended October 31,
                                                   ---------------------------------------------
                                                        2002            2001            2000
                                                        ----            ----            ----
Net income (loss), as reported                        $2,509,455      $1,168,844     $(2,382,678)
                                                   -------------  --------------  --------------

Goodwill amortization net of $0 tax                            -       2,360,112         612,036
                                                   -------------  --------------  --------------

Net income (loss), pro forma                          $2,509,455      $3,528,956     $(1,770,642)
                                                   =============  ==============  ==============

Basic earnings (loss) per share:

Net income (loss) per share, as reported                    $.12            $.06           $(.22)

Goodwill amortization net of $0 tax                            -             .11             .05
                                                            ----            ----           -----

Net income (loss) per share, pro forma                      $.12            $.17           $(.17)
                                                            ====            ====           =====

Diluted earnings (loss) per share:

Net income (loss) per share, as reported                    $.11            $.06           $(.22)

Goodwill amortization net of $0 tax                            -             .11             .05
                                                            ----            ----           -----

Net income (loss) per share, pro forma                      $.11            $.17           $(.17)
                                                            ====            ====           =====



5. PROMOTIONAL ALLOWANCES

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

         The effect of the adoption of EITF Issue No. 01-09 is as follows:


                                                Fiscal Year Ended October 31,
                                              --------------------------------
                                        2002                2001                2000
                                        ----                ----                ----
Gross Sales                         $74,468,343         $67,170,895         $35,124,813

Promotion                            (2,748,198)         (2,312,618)         (2,152,332)
                                    -----------         -----------         -----------

Net Sales                           $71,720,145         $64,858,277         $32,972,481
                                    ===========         ===========         ===========

         In addition to reducing sales, the adoption of the EITF also resulted in a reduction of advertising expenses by $2,748,198, $2,312,618 and $2,152,332 for the fiscal years ended October 31, 2002, 2001 and 2000, respectively. These reclassifications had no impact on operating income.

6. SEGMENTS

         Reorganization and integration of operations in fiscal year 2001 had resulted in management's preparation of detailed information sufficient to evaluate its operations on a segment basis. As a result, effective for the first quarter of fiscal 2002, the Company started accounting for its business in two separate segments, "Retail" and "Home and Office."

         The segments are identifiable based on the types of products and their distribution channels.

         Retail - Characterized by the sale of water in small, portable containers that are constructed from clear polyethylene terephthalate
         (PET) plastic. Bottle sizes range from 8 ounces to 1.5 liters. These products are sold to wholesale beverage distributors, supermarkets and convenience stores.

         Home and Office - Characterized by the sale of five-gallon bottles of water and water coolers delivered by the Company's trucks and employees, and other products that are sold through this distribution channel which are ancillary to the primary product, such as office refreshments.

         The Company allocates costs to each segment, directly whenever possible and uses various applicable allocation methods to allocate shared costs. There are no inter-segment revenues for the periods reported.


                                                                Fiscal Year Ended October 31, 2002
                                                                ----------------------------------

         (000's $)                                           Retail           Home & Office          Total
                                                             ------           -------------        --------
         Sales                                              $22,652              $49,068           $ 71,720
         Cost of Goods Sold                                  16,524               19,059             35,583
                                                            -------              -------           --------
         Gross Profit                                         6,128               30,009             36,137
         Operating Expenses                                   6,304               20,720             27,024
                                                            -------              -------           --------
         Operating Income (Loss)                               (176)               9,289              9,113
         Interest                                               303                4,250              4,553
         Other                                                  (11)                 310                299
                                                            -------              -------           --------
         Income (Loss) Before Taxes                         $  (468)             $ 4,729           $  4,261
                                                            =======              =======           ========


         Assets
         ------
         Cash                                               $   196              $   456           $    652
         Other current assets                                 5,267                9,906             15,173
         Goodwill and Intangible assets                           -               71,076             71,076
         Other non current assets                             8,060               14,373             22,433
                                                            -------              -------           --------
         Total Assets                                       $13,523              $95,811           $109,334
                                                            =======              =======           ========

         Liabilities
         -----------
         Payables and accruals                             $  2,750             $  4,420           $  7,170
         Short term debt                                        732                4,150              4,882
         Long term debt                                       6,981               39,559             46,540
         Other non current liabilities                            -                2,803              2,803
                                                           --------             --------           --------
         Total Liabilities                                 $ 10,463             $ 50,932           $ 61,395
                                                           ========             ========           ========


                                                                    Fiscal Year Ended October 31, 2001
                                                                   ------------------------------------

         (000's $)                                           Retail           Home & Office          Total
                                                             ------           -------------        ---------
         Sales                                              $17,307             $47,551            $ 64,858
         Cost of Goods Sold                                  11,744              18,059              29,803
                                                            -------             -------            --------
         Gross Profit                                         5,563              29,492              35,055
         Operating Expenses                                   5,510              22,668              28,178
                                                            -------             -------            --------
         Operating Income                                        53               6,824               6,877
         Interest                                               903               4,131               5,034
         Other                                                    -                  (6)                 (6)
                                                            -------             -------            --------
         Income (Loss) Before Taxes                         $  (850)            $ 2,699            $  1,849
                                                            =======             =======            ========

         Assets
         ------
         Cash                                               $   473             $   626            $  1,099
         Other current assets                                 5,387               9,756              15,143
         Goodwill and Intangible assets                           -              66,101              66,101
         Other non current assets                             7,292              16,496              23,788
                                                            -------             -------            --------
         Total Assets                                       $13,152             $92,979            $106,131
                                                            =======             =======            ========

         Liabilities
         -----------
         Payables and accruals                              $ 4,002             $ 4,437            $  8,439
         Short term debt                                        534               3,026               3,560
         Long term debt                                       7,178              40,673              47,851
         Other non current liabilities                            -               2,443               2,443
                                                            -------             -------            --------
         Total Liabilities                                  $11,714             $50,579            $ 62,293
                                                            =======             =======            ========


                                                                  Fiscal Year Ended October 31, 2000
                                                                --------------------------------------
         (000's $)                                           Retail           Home & Office           Total
                                                             ------           -------------        --------
         Sales                                              $12,250             $20,722            $ 32,972
         Cost of Goods Sold                                   8,423               6,259              14,682
                                                            -------             -------            --------
         Gross Profit                                         3,827              14,463              18,290
         Operating Expenses                                   4,902              14,336              19,238
                                                            -------             -------            --------
         Operating Income (Loss)                             (1,075)                127                (948)
         Interest                                               710               1,183               1,893
         Other                                                  333                 (22)                311
                                                            -------             -------            --------
         Loss Before Taxes                                  $(2,118)            $(1,034)           $ (3,152)
                                                            =======             =======            ========

         Assets
         ------
         Cash                                               $   825             $   583            $  1,408
         Other current assets                                10,544               5,180              15,724
         Goodwill and Intangible assets                           -              68,469              68,469
         Other non current assets                             7,769              17,456              25,225
                                                            -------             -------            --------
         Total Assets                                       $19,138             $91,688            $110,826
                                                            =======             =======            ========

         Liabilities
         -----------
         Payables and accruals                              $ 4,826             $ 2,499            $  7,325
         Short term debt                                      1,092               6,198               7,290
         Long term debt                                       7,712              43,717              51,429
         Other non current liabilities                            -               2,453               2,453
                                                            -------             -------            --------
         Total Liabilities                                  $13,630             $54,867            $ 68,497
                                                            =======             =======            ========


7. MERGERS AND ACQUISITIONS

         On November 1, 2001, Vermont Pure Holdings, Ltd. acquired substantially all the assets of Iceberg Springs Water, Inc. and merged it into the Company's home and office operations in Connecticut.

         The purchase price paid for Iceberg Springs Water, Inc. was as follows:

         Cash                                                                    $ 4,833,856
         Issuance of Common Stock                                                    704,627
                                                                                 -----------
         Total                                                                   $ 5,538,483
                                                                                 ===========

         Goodwill from the acquisition has been calculated as follows:

         Purchase Price                                                          $ 5,538,483
         Fair Value of Assets Acquired                                            (1,314,481)
         Fair Value of Liabilities Assumed                                           195,373
         Acquisition Costs                                                           158,374
                                                                                 -----------
         Goodwill                                                                $ 4,577,749
                                                                                 ===========

         The stock price of the Company for purposes of the acquisition was $3.294 per share, resulting in the number of Vermont Pure Holdings, Ltd. common shares issued of 213,912. The stock price was determined by using the average of the daily stock prices from October 12, 2001 to October 25, 2001.

         The following table summarizes the pro forma consolidated results of operations (unaudited) of the Company for the fiscal years ended October 31, 2002 and October 31, 2001 as though the acquisition had been consummated at the beginning of the periods presented:


                                               Fiscal Year Ended October 31,
                                           -------------------------------------
                                               2002                  2001
                                               ----                  ----
Total Revenue                              $71,720,145            $66,941,730
                                           ===========            ===========

Net Income                                 $ 2,509,455            $ 1,503,883
                                           ===========            ===========

Net  Income Per Share - Diluted                 $ 0.11                  $ .07
                                                ======                  =====

Weighted Average Common Shares
Outstanding - Diluted                       22,050,880             20,865,151
                                            ==========             ==========


8. ACCOUNTS RECEIVABLE

         The Company reduces its receivables by an allowance for future uncollectible accounts. The reconciliation of the allowance is as follows:


                                                                            October 31,
                                                           --------------------------------------------
                                                             2002              2001               2000
                                                             ----              ----               ----
         Beginning Balance                                 $513,629          $732,133           $348,167
         Additions Charged to Expenses                      605,847           522,004            547,645
         Deductions                                        (520,595)         (740,508)          (163,779)
                                                           --------          --------           --------
         Ending Balance                                    $598,881          $513,629           $732,033
                                                           ========          ========           ========


9. INVENTORIES


                                                   October 31,
                                        --------------------------------
                                            2002                2001
                                            ----                ----
Raw Materials                           $  1,289,553         $   937,858
Finished Goods                             2,778,187           2,210,127
                                        ------------         -----------
Total Inventory                         $  4,067,740         $ 3,147,985
                                        ============         ===========


10.PROPERTY AND EQUIPMENT

                                                           Useful                    October 31,
                                                            Life               2002              2001
                                                           ------              ----              ----
         Land                                                -            $    603,538      $    603,538
         Buildings and improvements.....................10 - 40 yrs.         4,679,721         5,119,218
         Machinery and equipment........................ 3 - 10 yrs.        28,305,566        24,358,545
                                                                          ------------      ------------
                                                                            33,588,825        30,081,301
         Less accumulated depreciation                                      11,912,305         8,849,347
                                                                          ------------      ------------
                                                                          $ 21,676,520      $ 21,231,954
                                                                          ============      ============

         Depreciation expense for the fiscal years ended October 31, 2002, 2001 and 2000 was $4,398,432, $3,690,675 and $2,083,204, respectively.

11. INTANGIBLE ASSETS

                                                                           October 31,
                                                                           -----------
                                                           2002                                     2001
                                                           ----                                     ----
                                           Gross Carrying         Accumulated         Gross Carrying       Accumulated
                                               Amount             Amortization            Amount           Amortization
                                               ------             ------------            ------           ------------
Amortized Intangible Assets:
Trademark                                    $  123,467           $   78,937            $  123,467         $   77,188
Customer  Lists  and  Covenants  Not to
Compete                                       2,198,922            1,595,363             1,564,547          1,364,909
                                             ----------           ----------            ----------         ----------
Total                                        $2,322,389           $1,674,300            $1,688,014         $1,442,097
                                             ==========           ==========            ==========         ==========



      Estimated Amortization Expense:
         for the fiscal year ended...................October 31, 2003  $134,624
                                                     October 31, 2004   134,624
                                                     October 31, 2005   134,624
                                                     October 31, 2006   134,624
                                                     October 31, 2007   132,457

      The changes in the carrying amount of goodwill for the fiscal year ended October 31, 2002 are as follows:
                                                         Home and Office
                                                         ---------------
Balance as of November 1, 2001                             $65,854,795
Goodwill acquired during the year                            4,573,092
                                                           -----------
Balance as of October 31, 2002                             $70,427,887
                                                           ===========

12. ACCRUED EXPENSES

                                                                       October 31,
                                                                       -----------
                                                                2002                  2001
                                                                ----                  ----
            Payroll and vacation                            $ 1,133,853           $  1,343,533
            Income taxes                                         71,854                300,000
            Interest                                            798,573                810,413
            Miscellaneous                                       635,946                752,702
                                                            -----------           ------------
                                                            $ 2,640,226           $  3,206,648
                                                            ===========           ============

13. DEBT

         a) Senior Debt - The Company entered into a loan agreement with Webster Bank and Manufacturers and Traders Trust Company on October 5, 2000. The financing provides for a $31,000,000 term loan. The loan is for a term of seven years and has scheduled monthly payments of principal and interest ranging from $417,000 in the first year to $610,000 in the last year. The balance as of October 31, 2002 was $25,000,000.

         On November 1, 2001 the lenders agreed to modify the loan agreement with the Company in order to provide additional financing through a new term note for $4,200,000 to facilitate the acquisition of Iceberg Springs Water, Inc. The term of the note is five years with scheduled monthly principal payments ranging from $52,500 to $70,000 over the term. The balance as of October 31, 2002 was $3,570,000.

         The commitment also provides for a $5,000,000 working capital line of credit for operating capital, capital expenditures, and acquisitions. The Company had no balances against this facility as of October 31, 2002. There is a separate limit within the line for letters of credit, which expires February 2, 2003.

         Interest on the original term loan and borrowings under the line of credit is charged at the current 30 day LIBOR rate plus 150 basis points (2.9% at October 31, 2002). The Iceberg term loan is priced 100 basis points higher and is secured by a lien against all of the assets of the Company. The interest rate is subject to periodic adjustments based on evaluation of the Company's senior funded debt to EBITDA ratio. In addition, there are other covenants that the Company must achieve to comply with the agreement.

         Under the current agreement with the bank, the Company was in compliance with all of its debt covenants for the fiscal year ended October 31, 2002, except for the debt service covenant which the bank waived. The debt service covenant is being modified in the terms of the new agreement described in Note 24.

         b) Subordinated Debt - As part of the merger agreement with the former shareholders of Crystal Rock, the Company issued notes in the amount of $22,600,000. The notes have an effective date of October 5, 2000, are for terms of seven years and bear interest at 12% per year. Scheduled repayments are made quarterly and are interest only for the first three years. Quarterly payments range from $678,000 the first year to $2,062,000 the last year, and a principal payment of $6,600,000 is due at maturity.

         The notes are secured by all of the assets of the Company but specifically subordinated, with a separate agreement between the debt holders, to the senior debt described in Note 13. a) above.

         c) Other Long Term Debt - The Company's other long term debt is as follows:

                                                                               October 31,
                                                                              -------------
                                                                        2002                 2001
                                                                        ----                 ----
         Mortgage on property acquired in October 1993,
         interest at 4.5%, secured (subordinated) by the
         property.............................................       $  220,719          $   254,732

         Various unsecured notes ranging in amounts of
         $7,000 to $31,000 with interest rates of 8.5% to
         10%....................................................         30,655               56,778
                                                                     ----------          -----------
                                                                        251,374              311,510
         Less current portion...................................         41,817               60,136
                                                                     ----------          -----------
                                                                     $  209,557          $   251,374
                                                                     ==========          ===========

         d) Annual maturities of long term debt are summarized as follows:

                                    Senior        Subordinated          Other          Total
         Current Portion         $4,840,000            -            $    41,817     $4,881,817
                                 ----------                         -----------    -----------


         Fiscal Year Ending October 31,
                           2004     4,840,000        2,000,000               44,105      6,884,105
                           2005     5,340,000        3,000,000               46,537      8,386,537
                           2006     6,340,000        4,000,000               49,122     10,389,122
                           2007     7,210,000        7,000,000               44,159     14,254,159
                           2008         -            6,600,000               25,634      6,625,634
                                 ------------    -------------        -------------   ------------
         Long Term Portion       $ 23,730,000    $  22,600,000        $     209,557   $ 46,539,557
                                 ------------    -------------        -------------   ------------

         Total Debt              $ 28,570,000    $  22,600,000        $     251,374   $ 51,421,374
                                 ============    ============         =============   ============


14. INTEREST RATE HEDGES

         a) On November 3, 2000, April 2, 2001 and July 24, 2001, the Company entered into separate three year "swap" agreements with Webster Bank to fix a total of $16,000,000 of its senior debt with the bank. The agreements fix the variable LIBOR rate portion of the debt at 6.57%, 5.28% and 5.00%, respectively. Under the Company's loan agreement with the bank, the current applicable margin is 1.50% resulting in a total fixed rate of 8.07%, 6.78% and 6.50% for each respective agreement for the contract period. The margin is subject to change based on the Company's performance as outlined in the loan agreement with Webster Bank.

         b)   The Company adopted Statements of Financial Accounting Standards
              (SFAS) No. 133 and No. 137 on November 1, 2001. Such instruments are considered hedges under SFAS No. 133 and 137. Since the instrument is intended to hedge against variable cash flows, it is considered a cash flow hedge. As a result, the change in the fair value of the derivative will be recognized as comprehensive income
              (loss) until the hedged item is recognized in earnings. Cumulatively, the fair value of the Company's three outstanding swaps increased $130,639 during the year resulting in a loss of $842,898 as of October 31, 2002.

15. STOCK BASED COMPENSATION

         a)   Stock Option Plan

         In November 1993, the Company's Board of Directors adopted the 1993 Performance Equity Plan (the "1993 Plan"). The 1993 plan authorizes the granting of awards for up to 1,000,000 shares of common stock to key employees, officers, directors and consultants. Grants can take the form of stock options (both qualified and non-qualified), restricted stock awards, deferred stock awards, stock appreciation rights and other stock based awards. During fiscal 2002, 2001, and 2000 there were no options issued under this plan.

         On April 2, 1998 the Company's shareholders approved the 1998 Incentive and Non Statutory Stock Option Plan (the "1998 Plan"). The 1998 plan was amended by shareholder approval on October 5, 2000. This plan provides for issuance of up to 1,500,000 options to purchase the Company's common stock under the administration of the compensation committee of the Board of Directors. The intent of the plan is to reward options to officers, employees, directors, and other individuals providing services to the Company. During fiscal 2002, 2001 and 2000, 90,000, 193,103 and 870,000 options were issued under this plan, respectively.

         The following table illustrates the Company's issuances of stock options and outstanding stock option balances during the last three fiscal years:

                                                    Outstanding         Weighted-
                                                      Options           Average
                                                      (Shares)        Exercise Price
                                                  --------------    -----------------
Balance at October 30, 1999                            1,887,218                $2.71
          Granted                                        870,000                 3.23
          Exercised                                       (5,000)                2.25
          Expired                                        (63,000)                3.27
                                                  --------------    -----------------
Balance at October 31, 2000                            2,689,218                $2.79
          Granted                                        193,103                 3.12
          Exercised                                     (100,000)                2.27
          Expired                                       (104,000)                1.94
                                                  --------------    -----------------
Balance at October 31, 2001                            2,678,321                $2.70
          Granted                                         90,000                 4.36
          Exercised                                     (179,500)                2.73
          Expired                                         (5,000)                2.00
                                                  --------------    -----------------
Balance at October 31, 2002                            2,583,821                $2.93
                                                  ==============    =================



         The following table summarizes information pertaining to outstanding stock options as of October 31, 2002:

                                                 Weighted
                                                  Average         Weighted
             Exercise         Outstanding        Remaining         Average        Exercisable       Average
              Price             Options         Contractual       Exercise         Options         Exercise
              Range             (Shares)           Life            Price          (Shares)          Price
       ------------------   ----------------- ---------------- --------------- ---------------- ---------------
       $1.81 - $2.60               1,198,000       3.12               $2.48          1,198,000       $2.48
       ------------------   ----------------- ---------------- --------------- ---------------- ---------------
       $2.81 - $3.38               1,200,821       7.41                3.19            712,545        3.16
       ------------------   ----------------- ---------------- --------------- ---------------- ---------------
       $3.50 - $4.25                 130,000       7.37                3.84             95,000        3.91
       ------------------   ----------------- ---------------- --------------- ---------------- ---------------
       $4.28 - $4.98                  55,000       7.12                4.82             12,500        4.63
       ------------------   ----------------- ---------------- --------------- ---------------- ---------------
                                   2,583,821       5.41               $2.93          2,018,045       $2.80
                            ================= ================ =============== ================ ===============


         Outstanding options and warrants include options issued under the 1993 Plan, the 1998 Plan and non-plan options and warrants. There were 2,018,045, 1,698,252, and 1,572,528 options exercisable for fiscal years ended October 31, 2002, 2001 and 2000, respectively.

         The weighted average fair value of the options granted in 2002, 2001, and 2000 using the Black-Scholes option pricing model were $2.26, $2.29, and $1.63 per share, respectively.

         During 2000, the Board of Directors voted to extend the exercise period for the options of the estate of a deceased employee and two directors that were leaving the Board. Consequently, compensation of $118,670 was recorded, representing the aggregate difference in market price on the date of the extension over the option's exercise price.

         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Pro-forma information regarding net income (loss) and net income (loss) per share is presented below as if the Company had accounted for its employee stock options under the fair value method using SFAS No. 123; such pro-forma information is not necessarily representative of the effects on reported net income (loss) for future years due primarily to option vesting periods and to the fair value of additional options in future years.

         Had compensation cost for the options been determined using the methodology prescribed under the Black-Scholes option pricing model, the Company's net income (loss) and earnings (loss) per share would have been $1,875,713 and $.09 in 2002; $455,660 and $.02 in 2001; and
         ($2,806,851) and ($.26) in 2000.

         Assumptions used for each of the three years were: expected dividend yield of 0%; risk free interest of 5.7% and expected life of 5 years. Expected volatility assumptions used were: 54% in 2002, 91% in 2001, and 51% in 2000.

         b) Employee Stock Purchase Plan
         On June 15, 1999 the Company's shareholders approved the "Vermont Pure Holdings, Ltd. 1999 Employee Stock Purchase Plan." On January 1, 2001, employees commenced participation in the plan. The Company issued 62,740 and 62,415 common shares for the fiscal years ended October 31, 2002 and 2001 respectively.

16. RETIREMENT PLAN

         The Company has a defined contribution plan which meets the requirements of Section 401(k) of the Internal Revenue Code. All employees of the Company who are at least twenty-one years of age are eligible to participate in the plan. The plan allows employees to defer a portion of their salary on a pre-tax basis and the Company contributes 25% of amounts contributed by employees up to 6% of their salary. Company contributions to the plan amounted to $ 114,000, $ 94,000, and $44,000 for the fiscal years ended October 31, 2002, 2001, and 2000, respectively.

17. COMMITMENTS AND CONTINGENCY

         a. Operating Leases

         The Company's operating leases consist of trucks, office equipment and rental property.

         Future minimum rental payments over the terms of various lease contracts are approximately as follows:

                         Fiscal Year Ending October 31,
                -----------------------------------------------
                 2003                                $1,927,000
                 2004                                 1,681,000
                 2005                                 1,475,000
                 2006                                 1,229,000
                 Thereafter                           3,563,000


         Rent expense was $1,925,911, $1,003,479, and $533,974 for the fiscal years ended October 31, 2002, 2001, and 2000, respectively.

         b. Legal Proceedings

         DesCartes/Endgame Systems
         On July 27, 2000 the Company filed a lawsuit in Vermont Federal District Court against Descartes Systems/Endgame Solutions for non-performance under a professional services agreement. In the suit the Company alleges that the vendor did not adequately perform the services rendered in connection with approximately $500,000 of unpaid billings. Descartes filed a motion to dismiss the case based on the premise the Vermont Federal District Court is not the proper jurisdiction due to the fact that Descartes is located in Ontario Canada where the case should be arbitrated.

         In an order dated April 11, 2001, the District Court granted Descartes' Motion to dismiss the case. Subsequently, the parties agreed to limit damages to $200,000 for the Company and $400,000 to Descartes and agreed to binding arbitration. The Company has accrued the $200,000 as a potential liability and is included in accrued expenses on the accompanying consolidated balance sheet as of October 31, 2002.

18. RELATED PARTY TRANSACTIONS

         a) Directors and Officers
         Three of the Company's major shareholders (former Crystal Rock shareholders) have employment contracts with the Company through October 5, 2005. Two are also directors. One contract entitles the shareholder to annual compensation of $25,000 as well as a leased Company vehicle. The other two contracts entitle the respective shareholders to annual compensation of $250,000 each and other bonuses and prerequisites. The trustee of the Baker family trusts, which is a major shareholder of the Company, is also a director. Such trustee is also a principal in a law firm to which the Company incurred approximately $10,000 of paid legal fees during fiscal year 2000.

         In addition, the Company paid $22,000 in consulting fees to a director that resigned in October, 2000.

         The Company leases a 67,000 square foot facility in Watertown, CT and a 22,000 square foot facility in Stamford, CT from a Baker trust. Annual rent payments for the ten year leases are as follows:

                                                       First              Next
                                                      5 Years           5 Years
                                                      -------           -------
         Stamford                                     $232,200          $248,200
         Watertown                                    $387,000          $414,000

         b) Investment in Voyageur
         The Company has an equity position in a software company named Computer Design Systems, Inc. (CDS), d/b/a Voyageur Software. One of the Company's directors is a member of the board of directors of CDS. The Company uses software designed, sold and serviced by CDS in its home and office delivery system to manage customer service, deliveries, inventory, billing and accounts receivable. The Company paid service fees to CDS during 2000 totaling $2,031. During 2001 and 2002, the Company paid $294,311 and $275,332 respectively, for service, software, and hardware. As of October 31, 2002, the Company holds a note from CDS dated August 1, 1998 for the principal amount of $120,000 with accrued interest of $43,650. The note is scheduled to mature August 15, 2003. During 2001, the Company's share of CDS losses decreased its equity investment in the company to $14,000. During 2002 The Company's investment was written down to $0.

19. INCOME TAXES

         The Company has approximately $9 million of available net operating loss carryforwards at October 31, 2002 expiring from 2005 through 2018.

         The major deferred tax asset (liability) items at October 31, 2002 and October 31, 2001 are as follows.

                                                                                  October 31,
                                                                                  -----------
                                                                             2002               2001
                                                                        --------------     -------------
         Accounts receivable allowance................................. $      240,000     $     206,000
         Amortization..................................................        891,000         1,123,000
         Depreciation..................................................     (1,867,000)       (1,440,000)
         Other.........................................................        (57,000)          105,000
         Net operating loss carryforwards..............................      3,628,000         4,620,000
                                                                        --------------     -------------
         Deferred tax asset............................................ $    2,835,000     $   4,614,000
                                                                        ==============     =============

         The provision for income tax expense (benefit) differs from the amount computed by applying the statutory tax rate to net income (loss) before the income tax provision (benefit) as follows:

                                                                 Fiscal Year Ended October 31,
                                                        --------------------------------------------
                                                            2002              2001             2000
                                                            ----              ----             ----
         Income tax expense (benefit) computed at
         the statutory rate                              $1,449,000          $628,000      $(1,072,000)
         Effect of permanent differences                     64,000            35,000           22,000
         Effect of temporary differences                        -             250,000           (5,000)
         Losses for which no benefit recorded                   -                 -          1,055,000
         Federal alternative minimum tax                        -              65,000              -
         State income taxes                                 201,000           535,000              -
         Other                                               37,000           140,000              -
         Decrease in valuation allowance                        -            (973,000)        (769,000)
                                                       ------------     -------------     ------------
         Income tax expense (benefit)                    $1,751,000          $680,000      $  (769,000)
                                                       ============     =============     ============

         The following is the composition of income tax expense (benefit):

                                                                    Fiscal Year Ended October 31,
                                                                -------------------------------------

                                                               2002              2001            2000
                                                               ----              ----            ----
         Current:
            Federal                                        $    (66,000)     $   66,000      $       -
            State                                                38,000         674,000              -
                                                           ------------      ----------      ---------
         Total current                                     $    (28,000)     $  740,000      $       -
                                                           ============      ==========      =========

         Deferred:
            Federal                                        $  1,513,000      $  (60,000)     $(769,000)
            State                                               266,000            -                 -
                                                           ------------      ----------      ---------
         Total deferred tax (expense) benefit              $  1,779,000      $  (60,000)     $(769,000)
                                                           ============      ==========      =========


20. EARNINGS PER SHARE

         As required by SFAS No. 128, the Company considers outstanding "in-the-money" stock options as potential common stock in its calculation of diluted earnings per share and uses the treasury stock method to calculate the applicable number of shares. The following calculation provides the reconciliation of the denominators used in the calculation of basic and fully diluted earnings per share:


                                                                     Fiscal Year Ended October 31,
                                                                    ------------------------------
                                                                  2002            2001               2000
                                                                  ----            ----               ----
         Net Income (Loss)                                     $2,509,455      $1,168,844        $(2,382,678)
                                                               ==========      ==========        ===========
         Denominator:
         Basic Weighted Average Shares
              Outstanding                                      21,091,837      20,447,609         10,992,995
         Effect of Stock Options                                  943,432         203,630                  -
                                                               ----------      ----------         ----------
         Diluted Weighted Average Shares Outstanding           22,035,269      20,651,239         10,992,995
                                                               ==========      ==========         ==========
         Basic Earnings Per Share                                    $.12            $.06              $(.22)
                                                                     ====            ====              =====
         Diluted Earnings Per Share                                  $.11            $.06              $(.22)
                                                                     ====            ====              =====

         For the fiscal year ended October 31, 2000 potentially dilutive securities have not been included in the calculation of the denominator for the purposes of computing diluted earnings per share since the Company had a net loss that year and the inclusion of additional potential shares of common stock would have been anti-dilutive. The additional shares issued if outstanding options were exercised would amount to 402,401 in fiscal 2000.

21. UNAUDITED QUARTERLY FINANCIAL DATA

         The Company's unaudited quarterly financial data for the last two fiscal years is as follows:

         Fiscal 2002                                            For the quarter ended:
                                                                ----------------------
         (000's of $ except earnings       January 31,         April 30,        July 31,        October 31,
         per share)                          2002                2002            2002               2002
                                         ----------------   ---------------  --------------  ---------------
         Net Sales                              $14,692            $17,531        $21,579            $17,918
         Gross Profit                            $7,962             $8,833        $10,795             $8,547
         Net Income                                $310               $630         $1,292               $277
         Earnings per Share:
         Basic and Diluted                         $.01               $.03           $.06               $.01



         Fiscal 2001                                            For the quarter ended:
                                                                ----------------------
        (000's of $ except earnings        January 31,         April 30,        July 31,        October 31,
         per share)                          2001                2001            2001               2001
                                         ----------------   ---------------  --------------  ---------------
         Net Sales                              $13,963            $15,063        $18,172            $17,661
         Gross Profit                            $7,736             $8,135         $9,683             $9,502
         Net Income                                 $24                $74         $1,009                $62
         Earnings per Share:
         Basic and Diluted                         $.00               $.00           $.05               $.00



22. CONCENTRATION OF CREDIT RISK

         The Company maintains its cash accounts at various financial institutions. The balances at times may exceed federally insured limits. At October 31, 2002, the Company had cash in deposits exceeding the insured limit by approximately $460,000.

23. TAX SETTLEMENT

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

24. SUBSEQUENT EVENT - Senior Debt Refinancing

         On December 30, 2002, the Company executed a term sheet with Webster Bank to refinance its senior debt. The refinancing serves three purposes: to re-amortize the existing (at October 31, 2002) $28,570,000 term debt; provide up to $15,000,000 of debt for future acquisitions and retirement of existing subordinated debt and increase and renew the expiring operating line of credit. In addition to Webster and M&T Banks, the agreement tentatively adds two other banks to the bank group
         - BankNorth and Rabobank.

         The new agreement amortizes the payback of the existing debt over seven years and amortizes the payback of the new acquisition debt for five years after the first two years. During the first two years, interest only is paid on a monthly basis for amounts drawn down for acquisitions and sub-debt repayment. The operating line of credit will be renewed for two years for a total of $6,500,000. Interest on all borrowings will be tied to the Company's performance but start off at the 30 day LIBOR plus 200 basis points.

         Use of the proceeds related to acquisitions and retirement of sub-debt are restricted by the Company's attainment of certain covenants, requirements, and projections.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Since inception, the Company has not changed accountants and has had no disagreement on any matter of accounting principles or practices or financial statement disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this Item is incorporated by reference from the Proxy Statement for our Annual Meeting of Stockholders scheduled to be held April 8, 2003.

ITEM 11. EXECUTIVE COMPENSATION.

      The information required by this Item is incorporated by reference from the Proxy Statement for our Annual Meeting of Stockholders scheduled to be held April 8, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      Information required by this Item is incorporated by reference from the Proxy Statement for our Annual Meeting of Stockholders scheduled to be held April 8, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information required by this Item is incorporated by reference from the Proxy Statement for our Annual Meeting of Stockholders scheduled to be held April 8, 2003.

ITEM 14. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

     Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our "disclosure controls and procedures," which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, the Chairman and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b)  Changes in Internal Controls

     There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

a) The Company did not file any reports on Form 8-K during the quarter ended October 31, 2002.

b) The following documents are filed as part of this report:

         Financial Statements and Financial Statement Schedules.

                  Reference is made to the Index to Financial Statements included in Item 7 of Part II hereof, where such documents are listed.

         Exhibits as required by Item 601 of Regulation S-K:







       Exhibit
       Number             Description
       -------            -----------

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

       10.10             Lease of Grounds in Stamford, Connecticut from Henry E.
                         Baker (Incorporated by reference to Exhibit 10.24 of the S-4 Registration Statement.)

       10.11             Lease of Building in Stamford, Connecticut from Henry
                         E. Baker. (Incorporated by reference to Exhibit 10.23 of the S-4 Registration Statement.)

       10.12 Amended and Restated Loan and Security Agreement between the Company and Webster Bank dated November 1, 2001.

       10.13             Term Note from the Company to Webster Bank dated
                         October 5, 2000

       10.14 Subordinated Note from the Company to Henry E. Baker dated October 5, 2000. (Incorporated 10.14 by reference to Exhibit 10.16 of Form 10-K for the year ending October 31, 2000.)

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

       10.22 Reaffirmation of Subordination and Pledge Agreement from Peter K. Baker to Webster Bank dated November 1, 2001. (Incorporated by reference to Exhibit 10.24 of Form 10-K for the year ending October 31, 2001.)

       10.23 Reaffirmation of Subordination and Pledge Agreement from Ross S. Rapaport, Trustee, to Webster Bank dated November 1, 2001. (Incorporated by reference to Exhibit
                         10.25 of Form 10-K for the year ending October 31, 2001.)

       10.24** Agreement between Vermont Pure Springs, Inc. and Zuckerman-Honickman Inc. dated December 12, 2002.

       10.25 Term Note from the Company to Webster Bank dated November 1, 2001. (Incorporated by 10.24** reference to
                         Exhibit 10.27 of Form 10-K for the year ending October 31, 2001.)

       10.26 Amended and Restated Revolving Line of Credit Note between the Company and Webster Bank. 10.25 (Incorporated by reference to Exhibit 10.28 of Form 10-K for the year ending October 31, 2001.)

       10.27*** Form of Indemnification Agreements, dated November 1, 2002, between the Company and the following Directors and Officers:

                         Henry E. Baker
                         John B. Baker
                         Peter K. Baker
                         Phillip Davidowitz
                         Timothy G. Fallon
                         Robert C. Getchell
                         David Jurasek
                         Carol R. Lintz
                         Bruce S. MacDonald
                         David R. Preston
                         Ross S. Rapaport
                         Norman E. Rickard
                         Beat Schlagenhauf

       21                Subsidiaries of the Registrant

       23.1              Consent of Independent Auditors

       99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

       99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

         *     Relates to compensation
         ** Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.
         *** The form contains all material information concerning the agreement and the only differences are the name and the contact information of the director or officer who is party to the agreement.

                                                     SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Vermont Pure Holdings, Ltd. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           VERMONT PURE HOLDINGS, LTD.

                                    By:   /s/ Timothy G. Fallon
                                    -------------------------------------------
Dated: January 24, 2003             Timothy G.  Fallon, Chief Executive Officer,
                                    President, and Chairman of the Board of
                                    Directors

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Name                           Title                                  Date
----                           -----                                  ----
/s/ Timothy G. Fallon
Timothy G. Fallon              Chief Executive Officer
                               and Chairman of the Board
                               of Directors                     January 24, 2003


/s/ Henry E. Baker             Director, Chairman Emeritis      January 24, 2003
Henry E. Baker

/s/ Peter K. Baker             President and Director           January 24, 2003
Peter K. Baker

/s/ Phillip Davidowitz         Director                         January 24, 2003
Phillip Davidowitz

/s/ Robert C. Getchell         Director                         January 24, 2003
Robert C. Getchell

/s/ Carol R. Lintz             Director                         January 24, 2003
Carol R. Lintz

/s/ David R. Preston           Director                         January 24, 2003
David R. Preston

/s/ Ross S. Rapaport           Director                         January 24, 2003
Ross S. Rapaport

/s/ Norman E. Rickard          Director                         January 24, 2003
Norman E. Rickard

/s/ Beat Schlagenhauf          Director                         January 24, 2003
Beat Schlagenhauf

/s/ Bruce S. MacDonald
Bruce S. MacDonald             Chief Financial Officer          January 24,2003
                               and Secretary

                                  CERTIFICATION
                         PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002



I, Timothy G. Fallon, certify that:

1. I have reviewed this annual report on Form 10-K of Vermont Pure Holdings, Ltd.;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: January 24, 2003

/s/ Timothy G. Fallon
Timothy G. Fallon
Chief Executive Officer

                                  CERTIFICATION
                         PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002



I, Bruce S. MacDonald, certify that:

1. I have reviewed this annual report on Form 10-K of Vermont Pure Holdings, Ltd.;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: January 24, 2003

/s/ Bruce S. MacDonald
Bruce S. MacDonald
Chief Financial Officer

                     EXHIBITS TO VERMONT PURE HOLDINGS, LTD.
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2002
                             Exhibits Filed Herewith

          Exhibit
          Number             Description

          10.24** Agreement between Vermont Pure Springs, Inc. and Zuckerman-Honickman Inc. dated December 12, 2002.

          10.27*** Form of Indemnification Agreements, dated November 1, 2002, between the Company and the following Directors and Officers:

                             Henry E. Baker
                             John B. Baker
                             Peter K. Baker
                             Phillip Davidowitz
                             Timothy G. Fallon
                             Robert C. Getchell
                             David Jurasek
                             Carol R. Lintz
                             Bruce S. MacDonald
                             David R. Preston
                             Ross S. Rapaport
                             Norman E. Rickard
                             Beat Schlagenhauf

          21                 Subsidiaries of the Registrant

          23.1               Consent of Independent Auditors

          99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C.ss.1350 , as adopted pursuant to
                             Section 906 of the Sarbanes-Oxley act of 2002.

          99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

         ** Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. *** The form contains all material information concerning the agreement and the only differences are the name and the contact information of the director or officer who is party to the agreement.

                                                                   Exhibit 10.24

[**] = Omitted information filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request.


                             BOTTLE SUPPLY AGREEMENT

         This bottle supply agreement is made this 12th day of December, 2002 by and between Zuckerman-Honickman, Inc. ("Z-H") and Vermont Pure Springs, Inc. ("Vermont Pure"). In consideration of the mutual promises herein contained and intending to be legally bound, both parties agree as follows:

         1. Requirements: Vermont Pure agrees to purchase 100% of their PET water bottle requirements from Z-H.

         A.  Bottle pricing:

BALL PLASTICS
      SIZE                GM WT.             PACK               FOB COST
  -----------          ----------        ------------      -----------------
       8oz                 13                Bulk                $[**]
  -----------          ----------        ------------      -----------------
      12oz                 13                Bulk                $[**]
  -----------          ----------        ------------      -----------------
      500ml                15.2              Bulk                $[**]
  -----------          ----------        ------------      -----------------
      20oz                 21                Bulk                $[**]
  -----------          ----------        ------------      -----------------
      750ml                21                Bulk                $[**]
  -----------          ----------        ------------      -----------------
      Liter                26.5              Bulk                $[**]
  -----------          ----------        ------------      -----------------
    1.5 Liter              36.2              Bulk                $[**]
  -----------          ----------        ------------      -----------------


         B. Freight: All pricing is FOB Ball's plant of manufacture. Presently, all bottles are scheduled for production in Baldwinsville, NY except the 500ml, which is scheduled to be produced in Delran, NJ. For all 500ml shipments out of Delran, NJ, ZH will invoice Vermont no more than the freight costs Vermont would incur for shipments from Baldwinsville, NY to Randolph, VT. At the time of this contract, the freight rate will $[**] but is subject to increases or decreases based on market fluctuations.


         C. Price Increases and Decreases: Pricing is based on resin prices as of September 1, 2002, and will increase or decrease with announced industry resin changes and announced industry general cost increases. Any changes will be preceded by 30 days notice.

         The gram weight per bottle, multiplied by the conversion factor of [**], equals the amount of each $.01 per pound increase or decrease in the PET resin price. The following table illustrates the change in price to Vermont Pure per 1,000 bottles for each such $.01 per pound increase or decrease.

                        Ball Plastic Current               $.01 Change
    Size                 Quoted Gram Weight           (Increase or Decrease)
-------------       ---------------------------    ---------------------------
    8oz                          13                              $[**]
-------------       ---------------------------    ---------------------------
   12oz                          13                              $[**]
-------------       ---------------------------    ---------------------------
   500ml                         15.2                            $[**]
-------------       ---------------------------    ---------------------------
   20oz                          21                              $[**]
-------------       ---------------------------    ---------------------------
   750ml                         21                              $[**]
-------------       ---------------------------    ---------------------------
   Liter                         26.5                            $[**]
-------------       ---------------------------    ---------------------------
 1.5 Liter                       36.2                             $[**]
-------------       ---------------------------    ---------------------------


Should Ball lower the gram weight of their containers, the price for such lower gram weight containers shall nevertheless remain the same due to the fact that all savings have already been passed on to Vermont Pure in Z-H's pricing.

         D. Dunnage: All pallets, frames and tier sheets will be memo billed to Vermont Pure and rectified on a quarterly basis. Vermont Pure shall be responsible for the replacement of those pallets, frames and tier sheets lost or damaged due to Vermont Pure's negligence.

         2. Quality: Z-H agrees to supply Vermont Pure quality bottles that are consistent with industry standards. If Z-H fails to supply Vermont Pure with quality bottles, Vermont Pure will give Z-H notice in writing, detailing the precise nature of the alleged lack of quality. Z-H will then have a thirty (30) day period in which to cure the alleged lack of quality. If the bottles still fail to meet industry standards at the conclusion of thirty (30) days, Vermont Pure will be free to purchase from an alternative supplier.

         3. Service: Vermont Pure agrees to supply in writing to Z-H a 90-day rolling forecast of its requirements, updated the first week of each month. Z-H agrees to supply Vermont Pure bottles on a timely basis consistent with Vermont Pure's requirements as reflected in the 90-day forecast. Z-H will use its best efforts to meet requests for additional bottles in excess of the 90-day forecast, but cannot guarantee supply of the excess bottle. Z-H will utilize any and all locations necessary to meet Vermont Pure's needs at no additional expense to Vermont Pure.

         4. Effectiveness and Term: This agreement will be effective for 48 months commencing January 1, 2003. Volume is to be a minimum of 600,000,000 bottles or preforms over the length of the contract with a +/- of 5%. Should Vermont require bottles in excess of the 630,000,000, Z-H will have 30 days from the time of notification to accept or decline the increased volume. Should ZH decline, Vermont would be free to secure the additional bottles on the open market. At the end of the term, Vermont Pure shall give Z-H the right to match any bona fide written opportunity involving Vermont Pure and their P.E.T. requirements, in which event Z-H shall continue to be the exclusive supplier of PET bottles, consistent with such terms.

         5. Self Manufacture: In the event Vermont Pure elects to self-manufacture plastic containers, it may terminate this Agreement by providing written notice to ZH at least one year prior to the commencement of self-manufacture. In addition, if Vermont Pure elects to self-manufacture containers with preforms purchased from third parties, ZH shall have a right of first refusal to supply such preforms to Vermont Pure at the price and other terms which are no less favorable than those offered by such third parties to Vermont Pure.

         6. Payment: Payment terms will be net 30 days. Interest will be charged at Wall Street Journal "prime rate of interest" plus two (2%) percent per annum on all invoices over thirty (30) days. Shipments from Z-H will stop on the 40th day until all invoices are current.

         7. Force Majeure: If either party to this Agreement is unable to perform its obligations under this Agreement as a consequence of a delay or failure from any cause or event beyond the control of such party, including but not limited to war, riots, acts of God or public enemy, fire, explosion, flood, earthquake, strikes, lockouts or other labor disturbance, embargo, actions or any governmental authority, such party shall be excused from the performance of such obligations for the period of and to the extent of any such cause or event. On the cessation of any event of force majeure as defined above, the disabled party shall notify the party whose performance has not been excused of such cessation or termination, and the disabled party's performance under this Agreement shall recommence subject to an allowance for a reasonable amount of time to rebuild or repair any damage or injury caused by the event, if any, which is necessary to the party's performance. If cessation hereunder persists for a period of time greater than eight (8) weeks, then this Agreement will terminate. Any cessation hereunder will not extend the term of the contract.

         8. Confidentiality: The parties shall use reasonable efforts to cause their respective employees, agents and other representatives to hold, in confidence, all confidential information (as hereinafter defined), and the parties shall use efforts to ensure that any other person having access to the Confidential Information through time shall not disclose the same to any person except in connection with this Agreement and otherwise as may be reasonably necessary to carry out this Agreement and the transactions contemplated hereby or to comply with applicable law. For purposes hereof, "Confidential Information" means all information of any kind (including, without limitation, sales and promotional results) obtained directly or indirectly from either party's business, except information which constitutes readily ascertainable public information. "Confidential Information" shall not include any information which (I) is generally available to the public as of the date of this Agreement, or (ii) becomes generally available to the public after the date of this Agreement, provided that such public disclosure did not result, directly or indirectly, from any act, omission or fault of either of the parties to this agreement or any of their agents with respect to such information.

         9. Assignment: This Agreement and all of the provisions hereof shall be binding upon and inure to the benefit of the parties hereto and their respective successors and permitted assigns. Neither party shall assign this Agreement without the prior written consent of the other party, assign (I) this Agreement to such party's subsidiary or affiliate, or (ii) such party's rights, but not obligations, to any lender of such party. Subject to Obtaining the written consent of Z-H, Vermont Pure agrees that in the event Vermont Pure conveys the bulk of its business to a third party (whether pursuant to an asset sale, stock sale or otherwise) during the term of this Agreement, Vermont Pure shall cause the purchaser of such assets, stock or otherwise, as the case may be, to assume the obligations of Vermont Pure under this Agreement.

         10. Notices: Any notice or written communication regarding this agreement should be sent by certified mail, returned receipt requested to:
Vermont Pure Springs, Inc., 70 West Red Oak Lane, White Plains, NY 10604-3602 or Zuckerman-Honickman, Inc., 191 South Gulph Road, King of Prussia, PA 19406,
Attention: President, or to such other locations as the parties subsequently direct. All notices shall be deemed to have been received three (3) business days after mailing.

         11. Entire Understanding Amendment: This Agreement contains the entire understanding between the parties with respect to the subject matter hereof, superseding all prior written oral understandings or agreements. This Agreement may only be amended by a writing signed by both parties.

         12. Jurisdiction and Venue: The parties agree that any action arising out of this Agreement shall be exclusively brought in the Court of Common Pleas of Montgomery County, Pennsylvania or the United States District Court for the Eastern District of Pennsylvania; and the parties further agree to waive any objection to the laying of venue for any such action in such courts.


         IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed on the day and year first above written.

ZUCKERMAN-HONICKMAN, INC.                       VERMONT PURE SPRINGS, INC.



/s/ Benjamin R. Zuckerman                       /s/ Timothy Fallon
--------------------------------                -------------------------------
Benjamin R. Zuckerman, President                Timothy Fallon, President & CEO

                                                                  Exhibit 10.27


                           VERMONT PURE HOLDINGS, LTD.
                 Route 66, P.O. Box C, Catamount Industrial Park
                             Randolph, Vermont 05060


                                                               November 1, 2002


(Director/Officer Name)
(Director/Officer Address)
(Director/Officer Phone Number)
(Director/Officer Facsimile Number)

Dear (Name of Director/Officer):

         From time to time we have discussed with the officers and directors of Vermont Pure Holdings, Ltd. ("VPUR") the substantial increase in corporate litigation, which can subject officers and directors to expensive litigation risks and large claims for damages. We have also discussed the uncertainties involved in obtaining and maintaining directors' and officers' liability insurance on a reasonable basis as well as the potentially limited scope (and risk of non-renewal) of such insurance as can be obtained.

         You have informed us that you are concerned about the level of protection available to you as an officer or director of VPUR in the present legal climate, and we understand that your willingness to serve or to continue to serve as an officer or director of VPUR depends upon, among other things, assurance of adequate protection on a long-term basis. You have also informed us that you know of no pending or threatened claim against you relating to VPUR.

         The certificate of incorporation of VPUR (the "Charter") provides that VPUR will indemnify its corporate officers and directors to the full extent permitted by the applicable statute, which is Section 145 of the Delaware General Corporation Law. The statute, in turn, authorizes a Delaware corporation to provide indemnification against expenses and certain other losses incurred by a director or officer in any proceeding in which he or she is involved as a result of serving, or having served, as a director, officer, or employee of VPUR or, at VPUR's request, as a director, officer or employee of another corporation or entity. In addition, VPUR has the power under Delaware law to enter into arrangements for indemnification on any terms not prohibited by law that the Board of Directors deems to be appropriate.

         In order to attract and retain your services as an officer or director of VPUR, VPUR has agreed to indemnify you to the fullest extent of its authority to do so, subject to the limitations set forth herein. This letter agreement ("Agreement") is intended to supplement and confirm the indemnification provisions contained in the Charter of VPUR.

         VPUR and you (the "Indemnified Party") by this Agreement agree as follows:

1. Indemnification. VPUR shall indemnify and hold harmless the Indemnified Party if the Indemnified Party is or was a party or is threatened to be made a party to, or is otherwise involved with, any Proceeding (as such term is defined in Section 20(b)):

        (i) by reason of the fact that the Indemnified Party is or was a director, officer, employee or agent of VPUR or any subsidiary of VPUR,

        (ii) by reason of any action or inaction on the part of the Indemnified Party while a director, officer, employee or agent of VPUR or any subsidiary of VPUR,

        (iii)by reason of the fact that the Indemnified Party is or was serving at the request of VPUR as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, or

        (iv) by reason of the fact that the Indemnified Party is or was serving at the request of VPUR in any capacity with respect to any employee benefit plan, against expenses (including reasonable attorneys' fees), judgments, penalties, fines and amounts paid in settlement (if such settlement is approved in writing in advance by VPUR, which approval shall not be unreasonably withheld or delayed) actually and reasonably incurred by the Indemnified Party in connection with such Proceeding unless VPUR shall establish, in accordance with the procedures and standards described in Section 4(e)(i) and Section 4(e)(ii) of this Agreement, that the Indemnified Party was not entitled to indemnification, as described in Section 2.

2. Limitation on Indemnification. Notwithstanding any other provision of this Agreement, no indemnification shall be paid under this Agreement with respect to claims involving acts or omissions as to which the Indemnified Party is finally adjudicated (by court order or judgment from which no right of appeal exists) not to have acted in good faith in the reasonable belief that the Indemnified Party's action was in the best interests of VPUR or, to the extent that such matter relates to service with respect to an employee benefit plan, in the best interests of the participants or beneficiaries of such employee benefit plan; and no indemnification shall be paid under this Agreement with respect to any criminal matter in which the Indemnified Party is finally adjudicated (by court order or judgment from which no right of appeal exists) to have had reasonable cause to believe that the Indemnified Party's action was unlawful.

3. Notice of Resignation; No Employment Agreement. In consideration of the protection afforded by this Agreement, the Indemnified Party agrees not to resign voluntarily from the position now held by him with VPUR without first giving to VPUR not less than three weeks' written notice of his intention to resign. Nothing contained in this Agreement is intended to create or shall create in the Indemnified Party any right to employment (in the case of a director) or continued employment (in the case of an employee).

4.       Expenses; Indemnification Procedure.

         (a) Advancement of Expenses. VPUR shall advance all reasonable expenses incurred by the Indemnified Party in connection with the investigation, defense, settlement or appeal of any Proceeding (but not amounts actually paid in settlement of any such Proceeding, which amounts shall be paid under Section 4(e)). The advances to be made hereunder shall be paid by VPUR to the Indemnified Party within sixty (60) days following delivery of a written request therefor by the Indemnified Party to VPUR.

         (b) Failure to Advance Expenses. If the Indemnified Party shall have requested an advancement of expenses pursuant to Section 4(a) and if such request shall not have been not paid in full by VPUR within sixty
         (60) days after a written request by the Indemnified Party for payment thereof was first received by VPUR, the Indemnified Party may, but need not, at any time thereafter bring an action against VPUR to recover the unpaid amount of the claim for advancement of expenses and, subject to
         Section 18 of this Agreement, the Indemnified Party shall also be entitled to be reimbursed for the expense (including reasonable attorneys' fees) of bringing such action.

         (c) Reimbursement to VPUR. The Indemnified Party by this Agreement undertakes to repay such amounts advanced only if, and to the extent that, it shall ultimately be determined that the Indemnified Party is not entitled to be indemnified by VPUR as authorized by this Agreement.

         (d) Notice; Cooperation by the Indemnified Party. The Indemnified Party shall give VPUR prompt notice of the commencement of any Proceeding, or the threat thereof against the Indemnified Party, for which indemnification will or could be sought under this Agreement. In addition, the Indemnified Party shall give VPUR such information and cooperation as it may reasonably require and as shall be within the Indemnified Party's power. If for any reason the Indemnified Party is not an employee of VPUR at the time of any activities performed by the Indemnified Party in connection with the defense of any Proceeding, VPUR shall compensate the Indemnified Party on the basis of $350.00 per day (or portion thereof) spent by the Indemnified Party on behalf of such activities at the request of VPUR, and reimburse the Indemnified Party for all related and reasonable out-of-pocket expenses, such compensation and expense reimbursement to be advanced in the manner set forth in Section 4(a).

         (e) Procedure for Indemnification.

             (i) Any amounts payable by VPUR pursuant to Section 1 shall be paid no later than sixty (60) days after the resolution (by judgment, settlement, dismissal or otherwise) of the claim to which indemnification is sought. If a claim is brought by the Indemnified Party under this Agreement, under any statute, or under any provision of VPUR's Charter or By-Laws, as amended or restated from time to time, which provision provides for indemnification, and if such claim is not paid in full by VPUR within such time period, the Indemnified Party may, but need not, at any time thereafter bring an action against VPUR to recover the unpaid amount of the claim and, subject to Section 18 of this Agreement, the Indemnified Party shall also be entitled to be reimbursed for the expense (including reasonable attorneys' fees) of bringing such action. It shall be a defense to any such action that the Indemnified Party has not met the standards of conduct which make it permissible under applicable law for VPUR to indemnify the Indemnified Party for the amount claimed. Section 4(e)(ii) shall apply to any such determination and the burden of proving such defense shall be on VPUR. In addition, the Indemnified Party shall be entitled to receive interim payments of expenses pursuant to Section 4(a) unless and until such defense shall be finally adjudicated by court order or judgment from which no further right of appeal exists. VPUR shall not be liable to indemnify the Indemnified Party under this Agreement for any amounts paid in settlement of any action or claim effected without its written consent, which consent shall not be unreasonably withheld or delayed.

             (ii) It is the parties' intention (which intention reflects applicable law) that if VPUR contests the Indemnified Party's right to indemnification, the question of the Indemnified Party's right to indemnification shall be for the court to decide. The termination of any action or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent, shall not create a presumption that the Indemnified Party was not entitled to indemnification under this Agreement. In addition, neither the failure of VPUR to have made a determination that indemnification of the Indemnified Party is proper under the circumstances, nor any determination by VPUR that the Indemnified Party has not met such applicable standard of conduct, shall create a presumption that the Indemnified Party has or has not met the applicable standard of conduct.

5. Notice to Insurers. If, at the time of the receipt of a notice of a claim pursuant to Section 4(d) of this Agreement, VPUR has in effect any insurance, including, without limitation, directors' and officers' liability insurance, which may provide for payment of or reimbursement for such claim, VPUR shall give prompt notice of the assertion of such claim to each issuer of such insurance in accordance with the procedures set forth in the respective policies. VPUR shall thereafter (if it is appropriate to do so pursuant to the terms of the applicable insurance policy) take all necessary or desirable action to cause such insurers to pay, on behalf of the Indemnified Party, all amounts payable as a result of such Proceeding in accordance with the terms of such policies.

6. Other Sources of Indemnification. The Indemnified Party shall not be required to exercise any rights against any other parties (for example, under any insurance policy purchased by VPUR, the Indemnified Party or any other person or entity) before the Indemnified Party enforces this Agreement. However, to the extent VPUR actually indemnifies the Indemnified Party or advances expenses, VPUR shall be subrogated to (and shall be entitled to enforce) any such rights which the Indemnified Party may have against third parties. Notwithstanding the foregoing, VPUR shall have no right to seek reimbursement under insurance policies maintained by the Indemnified Party personally or by the employer of an Indemnified Party who is a non-employee director of VPUR. The Indemnified Party shall assist VPUR in enforcing rights against third parties if VPUR pays the Indemnified Party's reasonable costs and expenses of doing so.

7.       Selection of Counsel. In the event VPUR shall be obligated under
         Section 4(a) of this Agreement to pay the expenses of any Proceeding involving the Indemnified Party, VPUR shall be entitled to participate in such Proceeding and, to the extent it shall wish, to assume the defense of such Proceeding, with counsel chosen by VPUR and approved by the Indemnified Party, which approval shall not be unreasonably withheld or delayed. Upon the delivery to the Indemnified Party of written notice of its election to assume such defense, approval of such counsel by the Indemnified Party and retention of such counsel by VPUR, VPUR will not be liable to the Indemnified Party under this Agreement for any fees of counsel or other expenses subsequently incurred by the Indemnified Party in connection with the defense of the same Proceeding, except for fees and expenses incurred by the Indemnified Party as a consequence of the Indemnified Party's obligation to cooperate with VPUR in the defense of such matters (as set forth in Section 4(d) of this Agreement). Notwithstanding the foregoing, the reasonable fees and expenses of the Indemnified Party's counsel shall be paid by VPUR only if (i) the employment of counsel by the Indemnified Party has been previously authorized by VPUR, (ii) the Indemnified Party shall have reasonably concluded that, under applicable standards of professional responsibility applicable to attorneys, there may be a material conflict of interest between VPUR and the Indemnified Party in the conduct of such defense or that such counsel and the Indemnified Party have fundamental and material disagreements as to the proper method of managing the litigation, or
         (iii) VPUR shall not, in fact, have employed counsel to assume the defense of such Proceeding. The Indemnified Party shall have the right to employ his own counsel in any such Proceeding at the Indemnified Party's expense.

8.       Additional Indemnification Rights; Nonexclusivity.

         (a) Scope. In the event of any change, after the date of this Agreement, in any applicable law, statute or rule which expands the right of a Delaware corporation such as VPUR to indemnify a member of its board of directors or an officer, such changes shall, without any further action by VPUR, be included within the scope of the indemnification provided to the Indemnified Party by, and VPUR's obligations under, this Agreement. In the event of any change in any applicable law, statute or rule that limits or restricts the right of VPUR to indemnify a member of its Board of Directors or an officer, such changes shall have no effect on this Agreement or the parties' rights and obligations hereunder, except to the extent specifically required by such law, statute or rule to be applied to this Agreement.

         (b) Nonexclusivity. The indemnification provided by this Agreement shall not be deemed exclusive of any rights to which the Indemnified Party may be entitled under VPUR's Charter or By-Laws, any agreement, any vote of disinterested directors, Delaware law, or otherwise, both as to action in the Indemnified Party's official capacity and as to action or inaction in another capacity while holding such office. The indemnification provided under this Agreement shall continue as to the Indemnified Party for any action taken or not taken while serving in an indemnified capacity even though he may have ceased to serve in such capacity at the time any covered Proceeding is commenced.

9. Partial Indemnification. If the Indemnified Party is entitled under any provision of this Agreement to indemnification by VPUR for some or a portion of the expenses, judgments, fines or penalties actually or reasonably incurred by him in the investigation, defense, appeal or settlement of any Proceeding, but not, however, for the total amount thereof, VPUR shall nevertheless indemnify the Indemnified Party for the portion of such expenses, judgments, fines or penalties to which the Indemnified Party is entitled.

10. Mutual Acknowledgment. Both VPUR and the Indemnified Party acknowledge that in certain instances, applicable law or applicable public policy could be construed to prohibit VPUR from indemnifying its directors and officers under this Agreement or otherwise. Nothing in this Agreement is intended to require or shall be construed as requiring VPUR to do or fail to do any act in violation of any applicable law. VPUR's inability, as a result of a binding order of any court of competent jurisdiction, to perform its obligations under this Agreement shall not constitute a breach of this Agreement and VPUR's compliance with any such order shall constitute compliance with this Agreement.

11. Directors' and Officers' Liability Insurance. VPUR shall, from time to time, make the good faith determination whether or not it is practicable for VPUR to obtain and maintain a policy or policies of insurance with reputable insurance companies providing the officers and directors of VPUR with coverage for losses from wrongful acts, or to ensure VPUR's performance of its indemnification obligations under this Agreement. Among other matters, VPUR may consider the costs of obtaining such insurance coverage, the protection afforded by such coverage and the restrictions or other terms required by such insurance. In all policies of directors' and officers' liability insurance, the Indemnified Party shall be named as an insured in such a manner as to provide the Indemnified Party the same rights and benefits as are accorded to the most favorably insured of VPUR's directors, if the Indemnified Party is a director, or of VPUR's officers, if the Indemnified Party is not a director of VPUR but is an officer, or of VPUR's key employees, if the Indemnified Party is not an officer or director but is a key employee. Notwithstanding the foregoing, VPUR shall have no obligation to obtain or maintain such insurance if VPUR determines in good faith that such insurance is not reasonably available, if the premium costs for such insurance are disproportionate to the amount of coverage provided, if the coverage provided by such insurance is limited by exclusions so as to provide an insufficient benefit, or if the Indemnified Party is covered by similar insurance maintained by a subsidiary or parent of VPUR.

12. Severability. Nothing in this Agreement is intended to require or shall be construed as requiring VPUR to do or fail to do any act in violation of applicable law. The provisions of this Agreement shall be severable as provided in this Section 12. If this Agreement or any portion of this Agreement shall be invalidated on any ground by any court of competent jurisdiction, then VPUR shall nevertheless indemnify the Indemnified Party to the greatest extent permitted by any applicable law or any applicable portion of this Agreement that shall not have been invalidated, and the balance of this Agreement not so invalidated shall be enforceable in accordance with its terms.

13. Exceptions. Any other provision herein to the contrary notwithstanding, VPUR shall not be obligated pursuant to the terms of this Agreement:

         (a) Excluded Acts. To indemnify the Indemnified Party for any acts or omissions or transactions from which a director, officer, employee or agent may not be relieved of liability under applicable Delaware law; or

         (b) Claims Initiated by the Indemnified Party. To indemnify or advance expenses to the Indemnified Party with respect to proceedings or claims initiated or brought voluntarily by the Indemnified Party and not by way of defense, except (i) with respect to proceedings brought to establish or enforce a right to advancement of expenses or indemnification under this Agreement or any other statute or law and
         (ii) declaratory judgment or similar proceedings brought to obtain a judicial interpretation of an applicable statute or regulation, provided that such indemnification or advancement of expenses may be provided by VPUR in specific cases if the Board of Directors has approved the initiation or bringing of such suit; or

         (c) Lack of Good Faith. To indemnify the Indemnified Party for any expenses incurred by the Indemnified Party with respect to any proceeding instituted by the Indemnified Party to enforce or interpret this Agreement, if a court of competent jurisdiction determines that each of the material assertions made by the Indemnified Party in such proceeding was not made in good faith or was frivolous; or

         (d) Insured or Other Reimbursed Claims. To indemnify the Indemnified Party for expenses or liabilities of any type whatsoever (including, but not limited to, judgments, fines, ERISA excise taxes or penalties, and amounts paid in settlement) which have been reimbursed directly to the Indemnified Party, by an insurance carrier under a policy of directors' and officers' liability insurance maintained by VPUR, or otherwise by VPUR.

         (e) Claims under Section 16(b). To indemnify the Indemnified Party for expenses and the payment of profits arising from the purchase and sale by the Indemnified Party of securities in violation of Section 16(b) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), or any similar successor statute.

14. Sale of Assets. In case of (i) the sale or other disposition (excluding mortgage or pledge) of all or substantially all of the assets of VPUR to another corporation or entity, or (ii) the merger or other business combination of VPUR with or into another corporation or entity pursuant to which VPUR will not survive or will survive only as a subsidiary of another corporation or entity, in either case with the stockholders of VPUR prior to the merger or other business combination holding less than 50% of the voting shares of the merged or combined companies or entities after such merger or other business combination, or in the event of any other similar reorganization involving VPUR, VPUR shall to the extent possible cause the acquiring corporation or entity to assume the obligations of VPUR under this Agreement with respect to the Indemnified Party.

15.      Duration of Agreement.

         (a) This Agreement shall be effective as of the date set forth on the first page and shall apply to acts or omissions of the Indemnified Party which occurred prior to such date if the Indemnified Party was an officer, director, employee or other agent of VPUR or any subsidiary, or was serving at the request of VPUR or any subsidiary as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, at the time such act or omission occurred.

         (b) This Agreement shall be effective for an initial term of two years from and after the date of this Agreement ("Initial Term"). Thereafter, for so long as the Indemnified Party remains an officer or director of VPUR, this Agreement shall automatically renew for an additional period ("Renewal Term") of two years unless VPUR shall have given written notice of non-renewal to the Indemnified Party not later than six months before the end of the then current Term (either the Initial Term or a Renewal Term, as applicable). VPUR's obligations under this Agreement shall continuously, irrevocably and perpetually cover any and all of the Indemnified Party's covered acts and omissions that occur during the Initial Term or any Renewal Term. Such coverage shall apply to Proceedings relating to acts or omissions occurring during the Term even if such Proceeding is not initiated until after (or continues beyond) the Term. VPUR's obligations under this Agreement shall continue perpetually with regard to covered acts and omissions occurring during the period covered by this Agreement (including the Initial Term and any Renewal Term, as applicable), notwithstanding the giving of any such notice of termination or any other circumstance whatsoever. The indemnification provided under this Agreement shall continue as to the Indemnified Party even though he may have ceased to be a director, officer, employee or agent of VPUR.

16. Counterparts. This Agreement may be executed in one or more counterparts, each of which shall constitute an original.

17. Successors and Assigns. This Agreement shall be binding upon VPUR and its successors and assigns, and shall inure to the benefit of the Indemnified Party and the Indemnified Party's spouse, estate, heirs and legal representatives.

18. Attorneys' Fees. In the event that any action is instituted by the Indemnified Party under this Agreement to enforce or interpret any of the terms of this Agreement, the Indemnified Party shall be entitled to be paid all court costs and expenses, including reasonable attorneys' fees, incurred by the Indemnified Party with respect to such action, unless as a part of such action, a court of competent jurisdiction determines that each of the material assertions made by the Indemnified Party as a basis for such action was not made in good faith or was frivolous. In the event of an action instituted by or in the name of VPUR under this Agreement or to enforce or interpret any of the terms of this Agreement, the Indemnified Party shall be entitled to be paid all court costs and expenses, including attorneys' fees incurred by the Indemnified Party in defense of such action (including with respect to the Indemnified Party's counterclaims and cross-claims made in such action), unless as a part of such action the court determines that each of the Indemnified Party's material defenses to such was made in bad faith or was frivolous.

19. Notices. All notices, requests, demands and other communications under this Agreement shall be in writing and shall be deemed duly given if delivered by hand, sent by facsimile transmission with confirmation of receipt, sent via a reputable overnight courier service with confirmation of receipt requested, or mailed by domestic certified or registered mail with postage prepaid and return receipt requested, to the Indemnified Party at the address on the first page of this Agreement and to VPUR at the address below (or at such other address for a party as shall be specified by like notice), and shall be deemed given on the date on which delivered by hand or otherwise on the date of receipt as confirmed:

                         Vermont Pure Holdings, Ltd.
                         Route 66, P.O. Box C, Catamount Industrial Park Randolph, Vermont 05060
                         Phone: 802-728-3600
                         Fax:     802-728-4614
                         Attention:  Chairman and Chief Executive Officer

                         With copies to:

                         Vermont Pure Holdings, Ltd.
                         70 W. Red Oak Lane
                         White Plains, New York 10604
                         Phone: 914-697-4727
                         Fax:     914-697-4828
                         Attention:  Chairman and Chief Executive Officer

                         Dean F. Hanley, Esq.
                         Foley Hoag LLP
                         155 Seaport Boulevard
                         Boston, Massachusetts 02210
                         Phone:  617-832-1000
                         Fax:      617-832-7000

20.      Construction Of Certain Words and Phrases.

         (a) The term "expense" shall include all attorneys' fees, retainers, court costs, transcript costs, fees of experts, travel expenses, duplicating costs, printing and binding costs, telephone charges, postage, delivery service fees, and all other disbursements or expenses of the types customarily incurred in connection with prosecuting, defending, preparing to prosecute or defend or investigating a Proceeding.

         (b) "Proceeding" shall include any threatened, pending or completed action, suit, arbitration, alternate dispute resolution mechanism, investigation, administrative hearing or any other proceeding whether civil, criminal, administrative or investigative, except one initiated by the Indemnified Party.

         (c) The "Term" of this Agreement shall include both the Initial Term and any Renewal Term or Terms (as such terms are defined in Section 15(b)).

21. Choice of Law. This Agreement shall be governed by and its provisions construed in accordance with the laws of the State of Delaware without regard to its conflicts of law rules.

22. Consent To Jurisdiction; Choice Of Venue. VPUR and the Indemnified Party each by this Agreement irrevocably consents to the jurisdiction of the courts of New York State and the federal courts within New York State for all purposes in connection with any action or proceeding which arises out of or relates to this Agreement and agree that any such action or proceeding shall be brought only in a New York State Court located in the County of New York or the County of Westchester, or in the United States District Court, Southern District of New York.

         If the foregoing correctly sets forth our understanding, I would appreciate your executing the enclosed counterpart of this Agreement and returning it to me. Upon your signature this letter agreement shall constitute a binding agreement.

                                         Vermont Pure Holdings, Ltd.


                                         By: Signature of Company Representative
                                                 Title:

Accepted and agreed to:


Signature of Director/Officer

                                                                     EXHIBIT 21

                         Subsidiaries of the Registrant

All of the Company's subsidiaries are wholly owned by the registrant or a subsidiary of the registrant:

Vermont Pure Springs, Inc. ("Springs") - incorporated in the State of Delaware.

Crystal Rock Spring Water Company ("Crystal Rock") - incorporated in the State of Connecticut.

Excelsior Springs Water Company, Inc. - incorporated in the State of New York and wholly owned by the Company's subsidiary, Springs.

Adirondack Coffee Services, Inc. - incorporated in the State of New York and wholly owned by the Company's subsidiary, Springs.

Crystal-Waterville, Inc. - incorporated in the State of Connecticut and wholly owned by the Company's subsidiary, Crystal Rock.

                                                                   EXHIBIT 23.1

                          INDEPENDENT AUDITORS' CONSENT


To the Board of Directors and Stockholders of Vermont Pure Holdings, Ltd.
Randolph, Vermont


We consent to the incorporation by reference in Registration Statements No. 333-95908, 333-64044, and 333-100310 on Form S-8 of Vermont Pure Holdings, Ltd. of our report, dated December 13, 2002, appearing in the Annual Report on Form 10-K of Vermont Pure Holdings, Ltd. for the year ended October 31, 2002.


/s/ GRASSI & CO. P.C


New York, New York
December 13, 2002

                                                                   Exhibit 99.1



                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss.1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Annual Report on Form 10-K of Vermont Pure Holdings, Ltd. (the "Company") for the year ended October 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned Chief Executive Officer of the Company, certifies, to the best knowledge and belief of the signatory, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

                  (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

                  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Timothy G. Fallon
Timothy G. Fallon
Chief Executive Officer

Date: January 24, 2003

                                                                   Exhibit 99.2



                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss.1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Annual Report on Form 10-K of Vermont Pure Holdings, Ltd. (the "Company") for the year ended October 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned Chief Financial Officer of the Company, certifies, to the best knowledge and belief of the signatory, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

                  (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

                  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Bruce S. MacDonald
Bruce S. MacDonald
Chief Financial Officer

Date: January 24, 2003