Form 10-Q
period 2003-01-31
VERMONT PURE HOLDINGS LTD/DE
filed 2003-03-17
CIK 1123316

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended January 31, 2003
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

                  Yes        X                                No
                      ---------------                            ------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                             Outstanding at
       Class                                                 March 10, 2003

Common Stock, $.001 Par Value                                  21,271,536

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                                      INDEX

                                                                                  Page Number
Part I - Financial Information
         Item 1.  Financial Statements

                           Consolidated Balance Sheets as of
                           January 31, 2003 (unaudited) and
                           October 31, 2002                                             3

                           Consolidated Statements of Operations
                           (unaudited) for the Three Months
                            ended January 31, 2003 and 2002                             4

                           Consolidated Statements of Cash Flows
                           (unaudited) for the Three Months ended
                           January 31, 2003 and 2002                                    5

                           Notes to Consolidated Financial Statements
                           (unaudited)                                                  6-10

         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operations                                                   11-15

         Item 3.           Quantitative and Qualitative Disclosures
                           About Market Risk                                            16-17

         Item 4.           Controls and Procedures                                      17


Part II - Other Information                                                             18-22

         Item 1.           Legal Proceedings

         Item 2.           Changes in Securities

         Item 3.           Defaults upon Senior Securities

         Item 4.           Submission of Matters to a Vote of Security Holders

         Item 5.           Other Information

         Item 6.           Exhibits and Reports on Form 8-K

Signatures and Certifications                                                           23-25


                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                           January 31,              October 31,
                                                                              2003                     2002
                                                                        ------------------        ----------------
                                                                           (unaudited)
                               ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                             $           198,729       $         652,204
Accounts receivable - net                                                       7,644,029               7,547,444
Inventories                                                                     3,565,255               4,067,740
Current portion of deferred tax asset                                           2,303,000               2,356,000
Other current assets                                                              972,699               1,202,064
                                                                      --------------------      ------------------

TOTAL CURRENT ASSETS                                                           14,683,712              15,825,452
                                                                      --------------------      ------------------

PROPERTY AND EQUIPMENT - net of accumulated depreciation                       21,128,624              21,676,520
                                                                      --------------------      ------------------

OTHER ASSETS:
Goodwill                                                                       70,578,012              70,427,887
Other intangible assets - net of accumulated amortization                         685,281                 648,089
Deferred tax asset                                                                468,000                 479,000
Other assets                                                                      314,748                 277,123
                                                                      --------------------      ------------------

TOTAL OTHER ASSETS                                                             72,046,041              71,832,099
                                                                      --------------------      ------------------

TOTAL ASSETS                                                          $       107,858,377       $     109,334,071
                                                                      ====================      ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long term debt                                     $         4,881,813       $       4,881,817
Accounts payable                                                                2,479,532               3,508,062
Accrued expenses                                                                2,464,254               2,640,226
Current portion of customer deposits                                              176,738                 178,937
Unrealized gain on derivatives                                                    746,586                 842,898
                                                                      --------------------      ------------------

TOTAL CURRENT LIABILITIES                                                      10,748,923              12,051,940

Long term debt, less current portion                                           46,069,326              46,539,557
Customer deposits                                                               2,768,899               2,803,340
                                                                      --------------------      ------------------

TOTAL LIABILITIES                                                              59,587,148              61,394,837
                                                                      --------------------      ------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock - $.001 par value, 500,000
authorized shares, none issued and outstanding                                          -                       -
Common stock - $.001 par value, 50,000,000
authorized shares, 21,271,536 issued and outstanding
shares at January 31, 2003 and 21,235,927 at October 31, 2002                      21,272                  21,236
Additional paid in capital                                                     57,151,783              57,023,093
Accumulated deficit                                                            (8,155,240)             (8,262,197)
Accumulated other comprehensive loss                                             (746,586)               (842,898)
                                                                      --------------------      ------------------

TOTAL STOCKHOLDERS' EQUITY                                                     48,271,229              47,939,234
                                                                      --------------------      ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $       107,858,377       $     109,334,071
                                                                      ====================      ==================

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                 Three months ended January 31,
                                                                              -------------------------------------
                                                                                     2003                2002
                                                                              -----------------   -----------------
                                                                                 (unaudited)
NET SALES                                                                     $     15,077,433    $     14,692,163

COST OF GOODS SOLD                                                                   7,398,280           6,730,615
                                                                              -----------------   -----------------

GROSS PROFIT                                                                         7,679,153           7,961,548
                                                                              -----------------   -----------------

OPERATING EXPENSES:
Selling, general and administrative expenses                                         6,037,961           6,015,366
Advertising expenses                                                                   299,765             327,301
Amortization                                                                            35,933              58,050
Other compensation                                                                      38,997              52,400
                                                                              -----------------   -----------------

TOTAL OPERATING EXPENSES                                                             6,412,656           6,453,117
                                                                              -----------------   -----------------

INCOME FROM OPERATIONS                                                               1,266,497           1,508,431
                                                                              -----------------   -----------------

OTHER INCOME (EXPENSE):
          Interest                                                                  (1,087,174)         (1,185,169)
          Miscellaneous                                                                  3,810             203,700
                                                                              -----------------   -----------------

TOTAL OTHER EXPENSE, NET                                                            (1,083,364)           (981,469)
                                                                              -----------------   -----------------

INCOME BEFORE INCOME TAX EXPENSE                                                       183,133             526,962

INCOME TAX EXPENSE                                                                      76,176             216,921
                                                                              -----------------   -----------------

NET INCOME                                                                    $        106,957    $        310,041
                                                                              =================   =================

NET INCOME (LOSS) PER SHARE - BASIC                                           $           0.01    $           0.01
                                                                              =================   =================
NET INCOME (LOSS) PER SHARE - DILUTED                                         $           0.00    $           0.01
                                                                              =================   =================

WEIGHTED AVERAGE SHARES USED IN COMPUTATION - BASIC                                 21,247,797          21,060,348
                                                                              =================   =================

WEIGHTED AVERAGE SHARES USED IN COMPUTATION - DILUTED                               21,972,722          22,021,469
                                                                              =================   =================

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               Three months ended January 31,
                                                                                              ----------------------------------
                                                                                                   2003              2002
                                                                                              ----------------  ----------------
                                                                                                (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                          $ 106,957         $ 310,041

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation                                                                                        1,238,913         1,032,062
Amortization                                                                                           35,933            58,051
Change in deferred tax asset                                                                          (64,000)                -
Gain on disposal of property and equipment                                                             (3,535)          (19,475)
Non cash compensation                                                                                  38,997            52,400

Changes in assets and liabilities (net of effect of acquisitions):
Accounts receivable                                                                                    71,939           416,326
Inventories                                                                                           502,484          (571,332)
Other current assets                                                                                  357,364         1,118,317
Other assets                                                                                         (140,251)          (64,211)
Accounts payable                                                                                   (1,028,530)       (1,563,164)
Accrued expenses                                                                                     (344,483)         (498,877)
Customer deposits                                                                                     (36,639)          (60,162)
                                                                                              ----------------  ----------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                             735,149           209,976
                                                                                              ----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment                                                            (691,017)       (1,914,721)
Proceeds from sale of property and equipment                                                            3,535            20,000
Cash used for acquisitions - net of cash acquired                                                    (120,625)       (4,987,073)
                                                                                              ----------------  ----------------
NET CASH USED IN INVESTING ACTIVITIES                                                                (808,107)       (6,881,794)
                                                                                              ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit borrowings                                                             1,800,000         2,788,093
Proceeds from debt                                                                                          -         4,200,000
Principal payments of debt                                                                         (2,270,246)         (885,404)
Exercise of stock options                                                                                   -           133,150
Proceeds from sale of common stock                                                                     89,729            97,046
                                                                                              ----------------  ----------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                                  (380,517)        6,332,885
                                                                                              ----------------  ----------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                            (453,475)         (338,933)

CASH AND CASH EQUIVALENTS - beginning of year                                                         652,204         1,099,223
                                                                                              ----------------  ----------------

CASH AND CASH EQUIVALENTS  - end of period                                                          $ 198,729         $ 760,290
                                                                                              ================  ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest                                                                            $ 1,089,597       $ 1,159,394
                                                                                              ================  ================

Cash paid for taxes                                                                                  $ 76,126         $ 505,604
                                                                                              ================  ================


 The attached notes are an integral part of these consolidated financial statements.

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.        BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. The results have been determined on the basis of generally accepted accounting principles and practices applied consistently with the Annual Report on Form 10-K of Vermont Pure Holdings, Ltd. (the "Company") for the year ended October 31, 2002.

          Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto incorporated by reference from the Company's Annual Report on Form 10-K for the year ended October 31, 2002.

2.        RECENT ACCOUNTING PRONOUNCEMENTS

          In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements apply to all companies for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The provisions of this will not affect the Company's financial position and results of operations.

          In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The recognition and measurement provisions are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this interpretation is not expected to have a material impact on the Company's consolidated financial statements.

          In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest  entities,  and how to  determine  when  and  which  business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of this interpretation is not expected to have a material impact on the Company's consolidated financial statements.

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

          The effect of the adoption of EITF Issue No. 01-09 was to reduce sales by $495,002 during the three months ended January 31, 2002.


                                      Three months ended January 31,
                                 -----------------------------------------
                                         2003                 2002
                                         ----                 ----

          Gross Sales                $15,410,517          $15,187,165

          Promotion                    ( 333,084)           ( 495,002)
                                      ----------           ----------

          Net Sales                  $15,077,433          $14,692,163
                                     ===========          ===========

          In addition to reducing sales, the adoption of the EITF also resulted in a reduction of advertising expenses by $495,002 for the three months ended January 31, 2002. This reclassification had no impact on operating income.

4.        SEGMENTS

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

          The Company allocates costs directly when possible and uses various applicable allocation methods to allocate shared costs. There are no inter-segment revenues for the periods reported.

          For the three months ended January 31,


                                            Home & Office               Retail                   Total
(000's $)                                 2003         2002        2003       2002        2003          2002
                                          ----         ----        ----       ----        ----          ----
Sales                                   $11,518      $11,555      $3,559     $3,137     $15,077       $14,692
Cost of Goods Sold                        4,824        4,466       2,574      2,265       7,398         6,731
                                       ------------ ------------ ---------- ---------- ------------ -------------
Gross Profit                              6,694        7,089         985        872       7,679         7,961
Operating Expenses                        5,232        5,342       1,181      1,111       6,413         6,453
                                       ------------ ------------ ---------- ---------- ------------ -------------
Operating Income (Loss)                   1,462        1,747        (196)      (239)      1,266         1,508
Interest (Expense)                         (783)        (853)       (304)      (332)     (1,087)       (1,185)
Other Income                                  4                                 204           4           204
                                       ------------ ------------ ---------- ---------- ------------ -------------
Income (Loss) Before Taxes              $   683      $   894      $ (500)    $ (367)    $   183       $   527
                                       ============ ============ ========== ========== ============ =============


5.        DEBT

          During the three months ended January 31, 2003 the Company borrowed $1,800,000 from its working capital line of credit with Webster Bank. As of January 31, 2003 the total obligation outstanding under this facility was $750,000. In addition, letters of credit totaling $636,264 secured by the line were issued on the Company's behalf, reducing the availability of the line by that amount.

          On March 5, 2003 the Company signed a new bank agreement with Webster Bank, M&T Bank, BankNorth and Rabobank. This new agreement restructures  existing debt and increases credit  capacity.  (see note
          10).

6.        COMPREHENSIVE INCOME

          The following table summarizes the computations reconciling net income to comprehensive income for the three months ended January 31, 2003 and 2002:

                                                                 Three Months Ended January 31,
                                                           -----------------------------------------
                                                                      2003               2002
                                                                      ----               ----
          Net Income                                               $106,957            $310,041

          Other Comprehensive Income
          Unrealized gain on derivatives designated
              as cash flow hedges                                    96,312             161,745
                                                                   --------            --------
          Comprehensive Income                                     $203,269            $471,786
                                                                   ========            ========

7.        EMPLOYEE STOCK PURCHASE PLAN

          On June 15, 1999 the Company's shareholders approved the "Vermont Pure Holdings, Ltd. 1999 Employee Stock Purchase Plan." On January 1, 2001, employees commenced participation in the plan. The total number of shares issued under this plan during the three months ended January 31, 2003 was 26,325.

8.        EARNINGS PER SHARE AND WEIGHTED AVERAGE SHARES

          The Company considers outstanding in-the-money stock options as potential common stock in its calculation of diluted earnings per share and uses the treasury stock method to calculate the applicable number of shares. The following calculation provides the reconciliation of the denominators used in the calculation of basic and fully diluted earnings per share:


                                                Three Months Ended January 31,
                                            ------------------------------------
                                                   2003                 2002
                                                   ----                 ----
Net Income                                       $ 106,957            $ 310,041
                                            --------------       --------------
Denominator:

Basic Weighted Average Shares
     Outstanding                                21,247,797           21,060,348
Effect of Stock Options                            724,925              961,148
                                            --------------       --------------
Diluted Weighted Average Shares
     Outstanding                                21,972,722           22,021,496
                                            ==============       ==============
Basic Earnings Per Share                           $.01                 $.01

Diluted Earnings Per Share                         $.00                 $.01

9.        LEGAL SETTLEMENT

          DesCartes/Endgame Systems
          On July 27, 2000 the Company filed a lawsuit in Vermont Federal District Court against Descartes Systems/Endgame Solutions for non-performance under a professional services agreement. In the suit, the Company alleged that the vendor did not adequately perform the services rendered in connection with approximately $500,000 of unpaid billings. Descartes filed a motion to dismiss the case arguing that the Vermont Federal District Court is not the proper jurisdiction due to the fact that Descartes is located in Ontario Canada and that the case should be arbitrated there.

          In an order dated April 11, 2001, the District Court granted Descartes' Motion to dismiss the case. In September 2002, the parties agreed to limit damages to $200,000 for the Company and $400,000 to Descartes and agreed to binding arbitration. In January 2003, the Company agreed to pay $50,000 to Descartes in full settlement of the litigation. In conjunction with the settlement, the parties released each other from any further liability in the case. A gain of $150,000 was recognized in the first quarter of 2003 since the Company had set up a reserve for settlement of the suit that exceeded the final amount paid.

10.       SUBSEQUENT EVENTS

          Senior Debt Refinancing

          On March 5, 2003 the Company refinanced its credit facility with Webster Bank and other participants. The new credit facility refinanced $28.5 million of existing senior debt, provides a working capital line of $6.5 million for a term of two years, and makes available up to $15 million to be used for acquisitions and the partial repayment of the outstanding 12% subordinated notes. Of the $15 million, up to $10 million is available for acquisitions in the Company's Home and Office delivery segment, and up to $5 million is available for the repayment of subordinated debt if the Company is able to achieve specified financial performance targets in fiscal year 2003. If the targets are not met, there would be no further scheduled principal payments on the subordinated debt until 2008 when the full senior facility is due.

          Compliance with Financial Covenants of the Company's Bank Agreement

          The Company's Loan and Security Agreement requires that it be in compliance with certain financial covenants at the end of each fiscal quarter. The Company was in compliance with all of its financial covenants at the end of the first quarter except the debt service coverage ratio. The bank waived the covenant for the period. The debt service covenant has been modified in the new banking arrangement discussed above. Under the new formula, the Company is in compliance with the covenant.

PART I - Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto as filed in our Annual Report on Form 10-K for the year ended October 31, 2002.

                           Forward-Looking Statements

When used in the Form 10-Q and in our future filings with the Securities and Exchange Commission, the words or phrases "will likely result," "we expect," "will continue," "is anticipated," "estimated," "project," "outlook," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. We caution readers not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Among these risks are water supply and bottling capacity constraints in the face of significant growth, dependence on outside distributors, and reliance on commodity price fluctuations as they influence raw material pricing. We have no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

                              Results of Operations

During our second fiscal quarter of 2002 we adopted several recent accounting pronouncements that significantly affect the way we account for sales and promotional expenses but have no effect on the reported earnings. Traditionally, we have accounted for certain promotional programs, defined in the pronouncements, as expenses. Accordingly, we have excluded these allowances from both sales and operating expenses in our Consolidated Statement of Operations for the 2002 periods presented herein.

For the Three Months Ended January 31, 2003 (First Quarter)

Sales - Sales for the first quarter of fiscal year 2003 were $15,077,000 compared to $14,692,000 for the same period of fiscal year 2002, an increase of $385,000, or 3%. We adjusted sales and promotional costs down by $495,000 for the first quarter of 2002 in accordance with the changes above to be consistent with 2003 results. The adjustments had no effect on net income for the period.

Sales for the home and office segment for the first quarter of fiscal 2003 were $11,518,000 compared to $11,555,000 for the corresponding period of fiscal year 2002, a decrease of $37,000. The decrease was primarily the result of lower demand for our products and services in this market especially in the core southern New England area. Of the total home and office sales for the quarter, water sales totaled $5,448,000, a decrease of 1% from the same period a year ago and equipment rental was $2,147,000, a decrease of 3% over the combined total for the same period a year ago. Sales of coffee and other products were $3,923,000 for the first quarter of fiscal 2003, an increase of 2% compared to the same period a year ago. Management believes that the overall small decrease in sales is due to the general slowdown in economic conditions in the Northeastern United States.

Sales for the retail segment for the first quarter of fiscal 2003 were $3,559,000 compared to $3,137,000 for the corresponding period of fiscal year 2002, an increase of $422,000, or 13%. For the first quarter of the fiscal year, sales of private label brands increased 60% compared to the same period a year ago. Growth of private label brands reflects strong demand for the respective labels in the marketplace. We are continuing our strategy to maintain our position as a premier private label spring water provider in the Northeastern United States. Sales of the Vermont Pure brand decreased 52% compared to the first quarter a year ago. The decrease was a result of decreasing distribution options in existing markets. Sales of the Hidden Spring brand increased 2% for the first quarter compared to the same period last year. Average net selling prices of retail-size products for the three months ended January 31, 2003 decreased 7% compared to the corresponding period in fiscal year 2002. The decrease in average selling price was primarily attributable to the competitive nature of the branded product market, lower prices for private label products, in general, and the addition of a one-gallon size product.

Cost of Goods Sold/Gross Profit - For the three months ended January 31, 2003, cost of goods sold was $7,398,000 compared to $6,731,000 for the same period in fiscal 2002, or an increase of 10%. Gross profit for the first quarter of 2003 was $7,679,000 compared to $7,962,000 for the corresponding period a year ago, a decrease of $283,000, or 4%. As a percentage of sales, gross profit for the first quarter was 51% in 2003 and 54% in 2002. The decrease in gross profit is a result of a higher sales mix of retail-size products and a lower gross profit rate on those products. In addition, home and office related products experienced higher costs resulting in a lower gross margin. Gross profit for the home and office segment was $6,694,000, or 58% of sales, in the first quarter of fiscal 2003 compared to $7,089,000, or 61% of sales, for the comparable period in 2002. The decrease in gross profit for the home and office segment was primarily due to a 1% decrease in average selling price per bottle, higher costs related to the reorganization of production and distribution in the upstate New York region and higher service costs associated with maintaining a consistent customer base with lower sales volume per customer. Gross profit for the retail segment was $985,000, or 28% of sales, in the first quarter of fiscal 2003 compared to $872,000, or 28% of sales, for the comparable period in 2002. The increase in gross profit for the retail segment was the result of higher sales volume. Although average selling prices decreased, product costs benefited from a volume price reduction for bottles for the calendar year 2002 that accrued during the quarter. This reduction will not be available in future quarters unless it is probable that certain volume incentives will be attained. The retail segment continues to experience distribution and price competition in the marketplace particularly from large multinational food and beverage companies.

Operating Expenses - For the three months ended January 31, 2003, compared to the corresponding period in fiscal year 2002, total operating expenses were $6,413,000 and $6,453,000, respectively, a decrease of $40,000. Selling, general and administrative expenses ("SG&A") increased by $23,000, or 1%, in the first quarter compared to the corresponding period a year ago. The increase in SG&A was primarily due to increased legal, accounting, and other outside services related to our status as a public company. SG&A expenses for the quarter were $4,964,000 for the home and office segment in the first quarter of 2003 compared to $5,035,000 for the same period in the prior year. Included in the home and office segment is a gain of $150,000 from the settlement of a lawsuit with a former software provider. The gain was derived from reversal of the unused portion of a reserve for settlement of the suit. SG&A expenses for the retail segment was $1,074,000 for the retail segment in the first quarter compared to $980,000 for the same period a year ago, an increase of 10%. This increase was a result of higher freight and warehouse costs related to increased sales. Advertising and promotional expenses decreased $27,000, or 8%, during the first quarter of 2003 compared to the corresponding period a year earlier. The decrease was primarily due to a decrease in advertising in the retail segment as result of a higher mix of private label products. Advertising costs in the home and office segment totaled $194,000 in the period compared to $197,000 a year ago. Promotion and advertising for the retail segment totaled $106,000 in the period compared to $130,000 a year ago.

For the first quarter of fiscal year 2003, amortization decreased $21,000 to $36,000 from $58,000 for the same period a year ago. The decrease was a result of the expiration of the term of certain agreements associated with acquisitions in prior years.

Income from Operations - Income from operations for the first quarter of fiscal 2003 was $1,266,000 as compared to $1,508,000 for the corresponding period last year, a decrease of $242,000, or 16%. The decrease in income is primarily the result of higher cost of sales. Income from operations in the home and office segment decreased to $1,462,000 in the first quarter of 2003 from $1,747,000 in the first quarter of 2002 primarily because of lower sales, a lower gross margin percentage, and higher operating expenses. The loss from operations in the retail segment improved to $196,000 in the first quarter of 2003 compared to a loss of $239,000 in the first quarter of 2002. The decrease in the loss is attributable to higher sales for the period.

Other Income/Expense - Interest expense decreased $98,000 to $1,087,000 in the first quarter of fiscal 2003 from $1,185,000 in the first quarter of fiscal year 2002. The decrease in interest expense was a result of significantly lower interest rates on the Company's senior debt as well as lower total debt. We recognized other income of $204,000 in the first quarter 2002 on the sale of a trademark.

Income Before Income Taxes - Income before taxes for the three months ended January 31, 2003 was $183,000 compared to income before taxes of $527,000 for the corresponding period last year. The decrease is attributable to lower sales and higher cost of sales.

Income Tax/Net Income - We accrued income tax expense at an effective rate of approximately 40% for the quarters ended January 31, 2003 and 2002 resulting in tax expense of $76,000 and $217,000, respectively. Net income for the quarter was $107,000 in 2003 compared to $310,000 in 2002, a decrease of $203,000, or
65%.

                         Liquidity and Capital Resources

As of January 31, 2003 we had working capital of $3,935,000 compared to $3,774,000 on October 31, 2002, an increase of $161,000. The small increase in working capital was generated by positive cash flow from operations and a decrease in inventory netted with a reduction in accounts payable and accrued expenses. We used $691,000 for equipment purchases during the quarter. Our working capital requirements for capital expenditures have diminished this year after installation of a second bottling line in 2002. Substantially all capital spending in the first quarter was for equipment used in the normal course of business. The most significant of these items are bottles, coolers and brewers.

We borrowed up to $1,800,000 from our operating line of credit as a source of cash during the three month period to fulfill operating and capital needs. As of January 31, 2003, there was an outstanding balance of $750,000 as well as $636,000 committed for letters of credit on the operating line. In addition, regularly scheduled principal payments continued to be made on senior debt. During the first quarter of 2003, we paid $1,210,000 for scheduled debt repayments to Webster Bank. We were in compliance with all of our financial covenants at the end of the first quarter except the debt service coverage ratio. The bank waived the covenant for the period. The debt service covenant has been modified in the new banking arrangement discussed above. Under the new formula, we are in compliance with the covenant.

On March 5, 2003 we refinanced our credit facility with Webster Bank and other participants. The new credit facility refinances $28.5 million of existing senior debt, provides a working capital line of $6.5 million for a term of two years, and makes available up to $15 million to be used for acquisitions and the partial repayment of our outstanding 12% subordinated notes. Of the $15 million, up to $10 million is available for acquisitions in our Home and Office delivery segment, and up to $5 million is available for the repayment of subordinated debt if we are able to achieve specified financial performance targets in fiscal year 2003. If the targets are not met, there would be no further scheduled principal payments on the subordinated debt until 2008 when the full senior facility is paid. We expect that cash on hand and the cash generated from future operations combined with the operating line of credit with Webster Bank will provide sufficient capital for routine operations and growth in the future. However, no assurance can be given that this will be the case and that adequate financing at reasonable interest rates will be secured if more cash is needed.

Our deferred tax asset was reduced by $64,000 as a result current tax liability. We have $2,771,000 remaining as a balance reflecting the cumulative current benefit of future tax loss carryforwards. We expect this amount to be recognized over the next two years.

We continue to pursue an active program of evaluating acquisition opportunities in our existing home and office markets. If the right opportunities become available, we anticipate using our capital resources and financing from outside sources to complete desirable acquisitions.

Recent economic conditions have provided both opportunities and challenges. As noted, poor economic conditions resulted in decreased sales in the home and office segment. Continued negative economic changes in the northeastern United States may adversely affect our financial results in the future. Inflation has had no material impact on our performance. Since we have relied on debt to finance our acquisition strategy, low market interest rates have significantly reduced our interest costs. While interest rates are expected to stay low in the immediate future and until economic conditions improve, we continue to be exposed to market rates. See item 3 for a discussion of interest rate risk.

PART I - Item 3

            QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company's operations result primarily from changes in interest rates and commodity prices.

Interest Rate Risks

At January 31, 2003, we had approximately $12,100,000 of long term debt subject to variable interest rates. Under the loan and security agreement with Webster Bank, we paid interest at a rate of LIBOR plus a margin of 1.5% through March 5, 2003. The margin was adjusted to 2% on March 5, 2003 based on the new financing arrangement with Webster Bank. A hypothetical 100 basis point increase in the LIBOR rate would result in an additional $121,000 of interest expense on an annualized basis. Conversely, a decrease would result in a proportionate interest cost savings.

We use interest rate "swap" agreements to curtail variable interest rate risk. On November 3, 2000, we entered into a swap agreement with Webster Bank to fix $8,000,000 of our long term debt at 8.82% interest for three years. On April 2, 2001, we entered into a swap agreement with Webster Bank to fix an additional $4,000,000 of our long term debt at 8.53% interest for three years. On July 24, 2001, we entered into a swap agreement with Webster Bank to fix an additional $4,000,000 of our long term debt at 7.25% interest for three years.

In aggregate, at our current applicable margin, we have fixed the interest rate on this $16,000,000 of debt at 8% over the next eighteen months. Currently, this is above market rates though the agreements are based on three year rate projections. The swaps are intended to stabilize our cash flow and expenses but ultimately may cost more or less in interest than if we had carried all of our debt at a variable rate over the swap term. Our new financing arrangement requires us to fix at least half of our outstanding senior debt. Future low rates may compel us to fix the interest rate on a higher portion of our senior debt in order to further stabilize cash flow and expenses.

Commodity Price Risks

Plastic - PET
In December 2002, we executed a new four year agreement with our bottle supplier. The contract allows the vendor to pass-on to us any resin price increases. These prices are related to supply and demand market factors for PET and, to a lesser extent, the price of petroleum, an essential component of PET. A hypothetical resin price increase of $.05 per pound would result in an approximate price increase per bottle of $.002 or, at current volume levels, $200,000 a year.

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

Fuel We own and operate vehicles to deliver product to customers. The cost of fuel to operate these vehicles fluctuates over time. We have entered into a contract fixing approximately the cost for 25% of the total fuel anticipated to be purchased during fiscal 2003. The contract fixes fuel costs for the year (spread evenly) at an average base cost before additives and taxes of $0.85 per gallon. Based on consumption in 2002, we anticipate that a $0.10 increase per gallon in fuel cost would result in an increase to operating costs of approximately $50,000.

We also pay for fuel indirectly by hiring carriers to deliver product though we do not have contracts with them. While the impact of a change in prices is less predictable because of the absence of a contractual arrangement, we know that fuel prices affect freight rates. Based on experience and estimates, we anticipate that a $.10 per gallon increase in fuel costs would result in additional freight cost of approximately $25,000 per year.

Recent geopolitical events have caused increases in fuel prices that have increased the Company's costs in the first and second quarters of 2003. As mentioned above, the increase in the cost of petroleum related products also increases the cost of PET bottles that the Company purchases. If fuel prices stay elevated for a prolonged period of time, no assurance can be given that the Company will be able to effectively pass these increased costs to its customers.

PART I - Item 4.

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

PART II - Other Information

Item 1 - Legal Proceedings

In March of 1999, we contracted with Descartes Systems Group, Inc., or Descartes, an Ontario corporation, to provide professional services related to the design, installation, maintenance, operation and training for computer hardware and software. The computer hardware and software was marketed to us as a product that would provide computerized management of our direct distribution system through our delivery network, and associated billing and accounting functions.

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

The defendants filed a Motion to Dismiss the case arguing that the Federal court does not have the proper jurisdiction and the case should be arbitrated in Ontario, Canada. In an order dated April 11, 2001, the District Court granted Descartes' Motion to Dismiss the case. Subsequently, the parties reached an agreement to arbitrate the case in the State of Florida and agreed to limit damages to $200,000 for the Company and $400,000 to Descartes.

In January, 2003 the two parties settled the case and executed a general release. As a condition of the settlement, we made a final payment of $50,000 to Descartes.

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

10.10               Lease of  Grounds  in  Stamford,  Connecticut  from Henry E.
                    Baker. (Incorporated by reference to Exhibit 10.24 of the S-4 Registration Statement.)

10.11               Lease of Building  in  Stamford,  Connecticut  from Henry E.
                    Baker. (Incorporated by reference to Exhibit 10.23 of the S-4 Registration Statement.)

10.12 Loan and Security Agreement between the Company and Webster Bank, M &T Bank, Banknorth Group, and Rabobank dated March 5, 2003.
10.13
                    Form of Term Note from the Company to Webster Bank and participants dated March 5, 2003.

Exhibit
Number              Description

10.14 Amended and Restated Subordinated Promissory Note from the Company to Henry E. Baker dated March 5, 2003.

10.15 Amended and Restated Subordinated Promissory Note from the Company to Joan Baker dated March 5, 2003.

10.16 Amended and Restated Subordinated Promissory Note from the Company to John B. Baker dated March 5, 2003.

10.17 Amended and Restated Subordinated Promissory Note from the Company to Peter K. Baker dated March 5, 2003.

10.18 Amended and Restated Subordinated Promissory Note from the Company to Ross S. Rapaport, Trustee, dated March 5, 2003.

10.19 Subordination and Pledge Agreement from Henry E. Baker to Webster Bank dated March 5, 2003.

10.20 Subordination and Pledge Agreement from Joan Baker to Webster Bank dated March 5, 2003.

10.21 Subordination and Pledge Agreement from John B. Baker to Webster Bank dated November 1, 2001.

10.22 Subordination and Pledge Agreement from Peter K. Baker to Webster Bank dated March 5, 2003.

10.23 Subordination and Pledge Agreement from Ross S. Rapaport, Trustee, to Webster Bank dated March 5, 2003.

10.24** Agreement between Vermont Pure Springs, Inc. and Zuckerman-Honickman Inc. dated December 12, 2002. (Incorporated by reference to Exhibit 10.24 of Form 10-K for the year ended October 31, 2002.)

10.25 Form of Acquisition/Capital Line of Credit Note from the Company to Webster Bank and participants dated March 5, 2003.

10.26 Form of Revolving Line of Credit Note from the Company to Webster Bank and participants dated March 5, 2003.

Exhibit
Number              Description

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

                    (Incorporated by reference to Exhibit 10.27 of Form 10-K for the year ended October 31, 2002.)

10.28 Waiver from Webster Bank in reference to the debt service coverage covenant for the period ending January 31, 2002 pursuant to the Amended and Restated Loan and Security Agreement and extension to the Amended and Restated Line of Credit Note between the Company and Webster Bank.

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




Dated:            March 17, 2003
                  Randolph, Vermont




                                    VERMONT PURE HOLDINGS, LTD.

                                    By: /s/ Bruce S. MacDonald
                                      Bruce S. MacDonald
                                      Vice President, Chief Financial Officer
                                     (Principal Accounting Officer and Principal
                                      Financial Officer)

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 17, 2003

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 17, 2003

/s/ Bruce S. MacDonald
Bruce S. MacDonald
Chief Financial Officer

                           Vermont Pure Holdings, Ltd.
                          Quarterly Report on Form 10-Q
                     for the Quarter Ended January 31, 2003
                             Exhibits Filed Herewith

Exhibit
Number              Description

10.12 Loan and Security Agreement between the Company and Webster Bank, M &T Bank, Banknorth Group, and Rabobank dated March 5, 2003.

10.13               Form of Term Note from the  Company  to  Webster  Bank dated
                    March 5, 2003.

10.14 Amended and Restated Subordinated Promissory Note from the Company to Henry E. Baker dated March 5, 2003.

10.15 Amended and Restated Subordinated Promissory Note from the Company to Joan Baker dated March 5, 2003.

10.16 Amended and Restated Subordinated Promissory Note from the Company to John B. Baker dated March 5, 2003.

10.17 Amended and Restated Subordinated Promissory Note from the Company to Peter K. Baker dated March 5, 2003.

10.18 Amended and Restated Subordinated Promissory Note from the Company to Ross S. Rapaport, Trustee, dated March 5, 2003.

10.19 Subordination and Pledge Agreement from Henry E. Baker to Webster Bank dated March 5, 2003.

10.20 Subordination and Pledge Agreement from Joan Baker to Webster Bank dated March 5, 2003.

10.21 Subordination and Pledge Agreement from John B. Baker to Webster Bank dated November 1, 2001.

10.22 Subordination and Pledge Agreement from Peter K. Baker to Webster Bank dated March 5, 2003.

10.23 Subordination and Pledge Agreement from Ross S. Rapaport, Trustee, to Webster Bank dated March 5, 2003.

10.25 Form of Acquisition/Capital Line of Credit Note from the Company to Webster Bank and participants dated March 5, 2003.

Exhibit
Number              Description

10.26 Form of Revolving Line of Credit Note from the Company to Webster Bank and participants dated March 5, 2003

10.28 Waiver from Webster Bank in reference to the debt service coverage covenant for the period ending January 31, 2002 pursuant to the Amended and Restated Loan and Security Agreement and extension to the Amended and Restated Line of Credit Note between the Company and Webster Bank.

99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

                                                                   Exhibit 10.12

                           LOAN AND SECURITY AGREEMENT


     This Agreement made as of the 5th day of March, 2003, by and among VERMONT PURE HOLDINGS, LTD., a Delaware corporation with an office at Catamount Industrial Park, Route 66, Randolph, Vermont 05060 ("Holdings"), CRYSTAL ROCK SPRING WATER COMPANY, a Connecticut corporation with an office at 1050 Buckingham Street, Watertown, Connecticut 06795 ("Crystal Rock"), and VERMONT PURE SPRINGS, INC., a Delaware corporation with an office at Catamount Industrial Park, Route 66, Randolph, Vermont 05060 ("VPS", and collectively with Holdings and Crystal Rock, the "Obligors"), each of the lenders which is a signatory hereto (individually, together with its successors and assigns, a "Lender" and collectively, the "Lenders") and WEBSTER BANK, a federally chartered savings bank with an office at 145 Bank Street, Waterbury, Connecticut 06702, as agent for the Lenders (in such capacity, together with its successors and assigns in such capacity, the "Agent").

     WHEREAS, the Obligors have requested that the Lenders provide a term loan in the amount of $28,500,000 to refinance existing debt, an acquisition/capital asset line of credit in an amount up to $15,000,000 to fund the acquisition of entities or capital assets and the repayment of Subordinated Debt and a revolving line of credit in an amount up to $6,500,000 to fund short term working capital needs; and

     WHEREAS, the Lenders are willing to provide such loans on the terms and conditions contained herein.

     NOW, THEREFORE, in consideration of the promises contained herein and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:

SECTION 1.  Definitions, Accounting Terms and Financial Covenants.
            -----------------------------------------------------

1.1 Definitions. For purposes of this Agreement, the following terms shall have the meanings specified below:

            a.    "Acquisition" means the acquisition of all the stock or other ownership interests of, or all or substantially all of the assets or a line of business of, any entity.

            b.    "Acquisition/Capital Asset Line of Credit" means the
                   $15,000,000 credit facility evidenced by the Acquisition/ Capital Asset Line of Credit Notes.

            c.    "Acquisition/Capital Asset Line of Credit Advance" shall mean an Acquisition/Capital Asset Line of Credit Advance as defined in Section 2.3(d).

            d.    "Acquisition/Capital Asset Line of Credit Notes" means the promissory notes of Obligors payable to the order of the Lenders dated the Date of Closing in an aggregate original principal amount of up to $15,000,000, as the same may be amended or amended and restated from time to time.

            e.    "Additional Collateral" means (i) all General Intangibles, including Payment Intangibles and Software and all Supporting Obligations related thereto, (as such terms are defined in the Uniform Commercial Code as in effect in Connecticut from time to time) of every kind and description of the Obligors, including without limitation federal, state and local tax refund claims of all kinds, whether now existing or hereafter arising; (ii) all of Obligors' Deposit Accounts, Letter of Credit Rights and all Supporting Obligations related thereto (as such terms are defined in the Uniform Commercial Code as in effect in Connecticut from time to time), whether now owned or hereafter created, wherever located, together with the rights to withdraw from said Deposit Accounts and make deposits to the same and the right to draw under Letters of Credit; (iii) all monies, securities, instruments, cash and other property of Obligors and the proceeds thereof, now or hereafter held or received by, or in transit to, any Lender from or for Obligors, whether for safekeeping, pledge, custody, transmission, collection or otherwise, and all of Obligors' deposits (general or special, balances, sums, proceeds and credits of Obligors with any Lender at any time existing); (iv) all interests in real property held or owned by Obligors, including all leasehold interests; (v) all rights under contracts and license agreements for water; (vi) all books, records, customer lists, ledger cards, computer programs, computer tapes, disks, printouts and records, and other property and general intangibles at any time evidencing or relating to any of the foregoing, whether now in existence or hereafter created; (vii) all other personal property and fixtures of the Obligors, whether now existing or hereafter arising or created; and all proceeds of the foregoing and all proceeds of any insurance on the foregoing.

            f.     "Additional Costs" shall mean Additional Costs as defined in
                    Section 2.8(e).

            g.     "Adirondack" means Adirondack Coffee Service, Inc., a New
                    York corporation.

            h.     "Affiliate" means (i) any person or entity directly or
                    indirectly controlling or controlled by or under direct or indirect common control with any Obligor or any other obligor of the Obligations, as the case may be (including, without limitation, any respective director or executive officer of any Obligor or any other obligor of the Obligations, as the case may be), (ii) any spouse, immediate family member or other relative who has the same principal residence of any person described in clause (i) above, (iii) any trust in which any such person or entity described in clauses (i) or (ii) above has a beneficial interest and (iv) any corporation or other organization of which any such persons or entities described in clauses (i) or (ii) above collectively own more than ten percent (10%) of the voting securities of such entity.

            i.     "Agency Agreement" means the Agency Agreement among the
                    Lenders and the Agent dated the Date of Closing, as the same may be amended from time to time.

            j.     "Amortization Date" means the date two years from the Date of
                    Closing.

            k.     "Applicable Law" shall mean the law in effect as of the date hereof provided, however, that in the event there is a change in the law which results in a higher permissible rate of interest, then this Agreement and the Notes shall be governed by such new law as of its effective date.

            l.     "Applicable Margin" means:

                           (i) 2.25% if the ratio of Senior Funded Debt to EBITDA is greater than 2.5 to 1.0;

                           (ii) 2.00% if the ratio of Senior Funded Debt to EBITDA is greater than 2.0 to 1.0 and less than or equal to 2.5 to 1.0;

                           (iii) 1.75% if the ratio of Senior Funded Debt to EBITDA is greater than 1.5 to 1.0 and less than or equal to 2.0 to 1.0; and

                           (iv) 1.25% if the ratio of Senior Funded Debt to EBITDA is less than or equal to 1.5 to 1.0.

                           The Applicable Margin on the date of this Agreement is 2.00% and shall continue to be the Applicable Margin until a new Applicable Margin is determined and goes into effect as hereinafter set forth. A new Applicable Margin shall be determined semiannually:
                           (i) 120 days after the end of each fiscal year of Holdings, commencing with the fiscal year ending October 31, 2002, based upon the audited fiscal year end financial statements for that fiscal year provided to Agent within 90 days after the end of that fiscal year as required in this Agreement, and
                           (ii) 75 days after the end of each second fiscal quarter of Holdings, based upon the quarterly financial statements for that second fiscal quarter provided to Agent within 45 days after the end of that fiscal quarter as required in this Agreement. Such Applicable Margin will automatically go into effect for each Interest Period commencing after the date of determination and shall continue in effect until a new Applicable Margin is determined and goes into effect; provided, however, that if the audited fiscal year end financial statements required in this Agreement are not provided to Agent within 120 days after the end of any fiscal year or the second quarter financial statements required in this Agreement are not provided to Agent within 75 days after the end of any second fiscal quarter, as the case may be, the Agent shall not be required to adjust the Applicable Margin and the Applicable Margin that will go into effect for each Interest Period commencing after that 120th day or 75th day, as the case may be, shall be 2.25% until a new Applicable Margin is determined and goes into effect unless otherwise agreed to by the Lenders. Notwithstanding the foregoing, when determining the Applicable Margin on the date of this Agreement and 120 days after October 31, 2002, the amount of Senior Funded Debt to be used in such determinations shall be the amount of Senior Funded Debt on the Date of Closing after giving effect to the funding of the Loans.

            m.     "Assignee" shall mean Assignee as defined in Section 9.3.

            n.     "Business Day" means any day other than a Saturday, Sunday or day which shall be in the State of Connecticut a legal holiday or day on which commercial banks in Hartford, Connecticut are required or authorized by law to close.

            o.     "Capital Assets" means assets that, in accordance with GAAP, are required or permitted to be depreciated or amortized on Holdings' consolidated balance sheet.

            p.     "Capital Expenditures" mean expenditures for purchase,
                    acquisition or lease of Capital Assets.

            q.    "Capital Leases" means capital leases, conditional sales
                   contracts and other title retention agreements relating to the purchase or acquisition of Capital Assets.

            r.    "Code" means the Internal Revenue Code of 1986, as amended, or any successor federal tax code, and any reference to any provision shall be deemed to include a reference to any successor provision or provisions.

            s.    "Collateral" means Receivables, Inventory, Equipment, Patents,
                   Trademarks, Investment Property, Additional Collateral, and the Premises, but excluding personal property subject to a purchase money lien permitted by Section 6.1 hereof to the extent the terms of such purchase money lien prohibit further liens or encumbrances.

            t.    "Crystal-Waterville" means Crystal-Waterville, Inc., a
                   Connecticut corporation.

            u.    "Current Assets" means current assets determined in accordance with GAAP.

            v.    "Current Liabilities" means current liabilities determined in accordance with GAAP.

            w.    "Current Maturities of Long Term Debt" means the current
                   maturity of long term Indebtedness paid or payable during the applicable period.

            x.    "Current Ratio" means the ratio of Current Assets to Current
                   Liabilities.

            y.    "Date of Closing" means March 5, 2003.

            z.    "Debt Service Coverage Ratio" means, for the relevant period, the ratio of (i)(A) EBITDA, minus (B) Dividends, minus (C) Capital Expenditures to the extent such Capital Expenditures are not financed, plus (or minus) (D) the net increase
                  (or decrease) in customer deposits, plus (E) proforma EBITDA agreed to in writing by the Agent relating to new Acquisitions as set forth in Section 6.17 hereof, minus (F) cash taxes to (ii) (A) Current Maturities of Long Term Debt, plus (B) the current portion of Capital Lease payments, plus
                  (C) interest expense on all Indebtedness which is not
                   Subordinated Debt plus (D) interest expense paid on Subordinated Debt.

            aa.   "Dividends" means the payment of any dividend or other
                   distribution by Holdings in respect of its capital stock in cash or other property (excepting distributions in the form of such stock) or the redemption or acquisition of any such stock.

            bb.   "Documentation Agent" means M&T Bank in such capacity,
                   together with its successors and assigns in such capacity.

            cc.   "EBITDA" means, for the relevant period, income from
                   continuing operations (excluding extraordinary items of income and the write-down of closing costs associated with loans refinanced by the Loans but including any extraordinary items of loss) before deduction for interest and taxes, depreciation and amortization.

           dd.    "Environmental Laws" means any and all applicable federal, state and local environmental, health or safety statutes, laws, regulations, rules, ordinances, guidances, policies and rules or common law (whether now existing or hereafter enacted or promulgated), of all governmental agencies, bureaus or departments which may now or hereafter have jurisdiction over any of the Obligors or any of the Obligors' property and all applicable judicial and administrative and regulatory decrees, judgments and orders, including common law rulings and determinations, relating to injury to, or the protection of, real or personal property or human health or the environment, including, without limitation, all requirements pertaining to reporting, licensing, permitting, investigation, remediation and removal of emissions, discharges, releases or threatened releases of Hazardous Materials, chemical substances, pollutants or contaminants whether solid, liquid or gaseous in nature, into the environment or relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport or handling of such Hazardous Materials, chemical substances, pollutants or contaminants.

            ee.   "Equipment" means all Equipment, Farm Products and Fixtures
                   (as such terms are defined in the Uniform Commercial Code as in effect in Connecticut on the date of this Agreement), including all machinery, equipment, furniture, fixtures, tools, parts, supplies and motor vehicles, now owned and hereafter acquired, by Obligors of whatsoever name, nature, kind or description, wherever located, and all additions and accessions thereto and replacements or substitutions therefore, and all proceeds thereof and all proceeds of any insurance thereon.

            ff.   "ERISA" means the Employee Retirement Income Security Act of
                   1974 and all rules and regulations promulgated pursuant thereto, as the same may from time to time be supplemented or amended.

            gg.   "Event of Default" shall have the meaning assigned in Section
                   7 hereof.

            hh.   "Excelsior" means Excelsior Spring Water Company, Inc., a New
                   York corporation.

            ii.   "GAAP" means generally accepted accounting principles in the
                   United States of America, as from time to time in effect.

            jj.   "Guaranties" means the Guaranty Agreements dated the Date of
                   Closing executed by the Guarantors in favor of Lenders, as the same may be amended, amended and restated or reaffirmed from time to time.

            kk.   "Guarantors" means Adirondack, Excelsior and Crystal-
                   Waterville.

            ll.   "Hazardous Material" means any substance: (i) the presence of which requires or may hereafter require notification, investigation, monitoring or remediation under any Environmental Law; (ii) which is or becomes defined as a "hazardous waste", "hazardous material" or "hazardous substance" or "toxic substance" or "pollutant" or "contaminant" under any present or future Environmental Law or amendments thereto including, without limitation, the Comprehensive Environmental Response, Compensation and Liability Act (42 U.S.C. Section 9601 et seq.) and any applicable local statutes and the regulations promulgated thereunder; (iii) which is toxic, explosive, corrosive, reactive, ignitable, infectious, radioactive, carcinogenic, mutagenic or otherwise hazardous and is or becomes regulated by any governmental authority, agency, department, commission, board, agency or instrumentality of any foreign country, the United States, any state of the United States, or any political subdivision thereof to the extent any of the foregoing has or had jurisdiction over any Obligor or any Obligor's property; or (iv) without limitation, which contains gasoline, diesel fuel or other petroleum products, asbestos or polychlorinated biphenyls.

            mm.   "Indebtedness" means (i) obligations for borrowed money, (ii)
                   obligations representing the deferred purchase price of property other than accounts payable arising in the ordinary course of Obligors' business on terms customary in the trade,
                  (iii) obligations, whether or not assumed, secured by a lien on, or payable out of the proceeds or production from, property now or hereafter owned or acquired by Obligors, (iv) obligations which are evidenced by bonds, debentures, notes, acceptances, or other instruments, (v) Capital Lease obligations, (vi) guaranties of the obligations of other parties, other than in connection with the endorsement of negotiable instruments in the ordinary course of business, and (vii) obligations under letters of credit and reimbursement agreements.

            nn.   "Indemnifiable Liabilities" shall mean Indemnifiable
                   Liabilities as defined in Section 9.1.

            oo.   "Indemnitees" shall mean Indemnitees as defined in Section
                   9.1.

            pp.   "Interest Period" means with respect to any amount bearing interest at the LIBOR Rate, an available period of one (1) month, provided that:

                           (i) if any Interest Period would otherwise end on a day that is not a Business Day, such Interest Period shall end on the immediately following Business Day unless such Business Day would be in the next month in which case such Interest Period shall end on the preceding Business Day; and

                           (ii) any Interest Period that begins on the last Business Day of a calendar month (or on a day for which there is no numerically corresponding day in the calendar month at the end of such Interest Period) shall end on the last Business Day of a calendar month.

            qq.   "Inventory" means all Inventory and Goods and all Supporting
                   Obligations related thereto (as such terms are defined in the Uniform Commercial Code as in effect in Connecticut from time to time) of whatsoever name, nature, kind or description now owned and hereafter acquired by Obligors, wherever located, including without limitation all contract rights with respect thereto and documents representing the same, all goods held for sale or lease or to be furnished under contracts of service, finished goods, raw materials, materials used or consumed by Obligors, parts, supplies, and all wrapping, packaging, advertising and shipping materials and any documents relating thereto, and all labels and other devices, names and marks affixed or to be affixed thereto for purposes of selling or of identifying the same or the seller or manufacturer thereof, and all right, title and interest of Obligors therein and thereto, and all proceeds of the foregoing and all proceeds of any insurance on the foregoing.

            rr.   "Investment Property" means all investment property (as such term is defined in the Uniform Commercial Code as adopted in Connecticut from time to time) of whatever type or nature now owned or hereafter acquired by the Obligors, including without limitation, all certificated securities, all uncertificated securities, all security entitlements, all security accounts, all commodity contracts, all commodity accounts and all financial assets of every type and nature and all rights thereto or therein, and all financial accounts of every type and nature and all rights thereto or therein, and all Supporting Obligations (as such term is defined in the Uniform Commercial Code as adopted in Connecticut from time to time) related thereto and all proceeds and products thereof, including without limitation, all insurance proceeds and fidelity bond proceeds related thereto.

            ss.   "IRS" means the United States Internal Revenue Service.

            tt.   "Lender's Commitment Percentage" shall mean for each Lender, the percentage listed next to such Lender's name on Schedule 1.1tt.

            uu.   "LIBOR Rate" means, with respect to any LIBOR Rate Loan for each applicable Interest Period, the rate per annum determined by the Agent to be equal to the quotient of (a) the London Interbank Offered Rate for such LIBOR Rate Loan for such Interest Period, divided by (b) one (1) minus the Reserve Percentage for such Interest Period, expressed as follows:

                   LIBOR Rate = London Interbank Offered Rate
                                1 - Reserve Percentage

            vv.   "LIBOR Rate Loan" means any Loan or portion thereof the
                   principal amount of which bears interest at a rate equal to the LIBOR Rate plus the Applicable Margin.

            ww.   "Loan Account" shall mean Loan Account as defined in Section
                   2.2 (e)(1).

            xx.   "Loans" means the Term Loan, the Revolving Line of Credit and the Acquisition/Capital Asset Line of Credit.

            yy.   "Loan Documents" means this Agreement, the Notes, the
                   Guaranties and all other documents evidencing, securing, guarantying or relating to the Loans.

            zz.   "London Interbank Offered Rate" means, with respect to any applicable Interest Period, the rate per annum (rounded upward, if necessary, to the nearest 1/32 of one percent) as determined on the basis of the offered rates for deposits in U.S. dollars, for a principal amount and having a borrowing date and a maturity date comparable to such Interest Period for such amount which appears on the Telerate page 3750 as of approximately 11:00 a.m. London time on the day that is two London Banking Days preceding the first day of such Interest Period; provided, however, if the rate described above does not appear on the Telerate System on any applicable interest determination date, the London Interbank Offered Rate shall be the rate (rounded upwards as described above, if necessary) for deposits in U.S. dollars for a period and a principal amount substantially equal to the interest period on the Reuters Page "LIBO" (or such other page as may replace the LIBO Page on that service for the purpose of displaying such rates) for such a principal amount, as of approximately 11:00 a.m. (London Time), on the day that is two (2) London Banking Days prior to the beginning of such Interest Period. "Banking Day" shall mean, in respect of any city, any date on which commercial banks are open for business in that city. If both the Telerate and Reuters system are unavailable, then the rate for that date will be determined on the basis of the offered rates for deposits in U.S. dollars for a period of time and a principal amount comparable to such Interest Period for such principal amount which are offered by four major banks in the London interbank market selected by the Agent at approximately 11:00 a.m. London time, on the day that is two (2) London Banking Days preceding the first day of such Interest Period. The principal London office of each of the four major London banks will be requested to provide a quotation of its U.S. dollar deposit offered rate. If at least two such quotations are provided, the rate for that date will be the arithmetic mean of the quotations. If fewer than two quotations are provided as requested, the rate for that date will be determined on the basis of the rates quoted for loans in U.S. dollars to leading European banks for a period of time and a principal amount comparable to such Interest Period and such principal amount offered by major banks in New York City at approximately 11:00 a.m. New York City time, on the day that is two London Banking Days preceding the first day of such Interest Period. In the event that Agent is unable to obtain any such quotation as provided above, it will be deemed that the LIBOR Rate pursuant to such Interest Period cannot be determined.

            aaa.  "Managers" means Managers as defined in Section 6.7.

            bbb.  "Mortgage" means the Open-End Mortgage Deed and Security
                   Agreement dated the Date of Closing from VPS to Agent covering the Premises, as the same may be amended or amended and restated from time to time.

            ccc.  "Net Income" means net income as determined in accordance with
                   GAAP.

            ddd.  "Net Loss" means net loss as determined in accordance with
                   GAAP.

            eee.  "Notice of Borrowing" shall mean Notice of Borrowing as defined in Section 2.2 (e)(1).

            fff.  "Notes" means the Term Notes, the Revolving Line of Credit
                   Notes and the Acquisition/Capital Asset Line of Credit Notes.

            ggg.  "Obligations" means and includes all loans, advances, interest, indebtedness, liabilities, obligations, guaranties, covenants and duties at any time owing by Obligors to any Lender or the Agent of every kind and description, whether or not evidenced by any note or other instrument, whether or not for the payment of money, whether direct or indirect, absolute or contingent, due or to become due, now existing or hereafter arising, including, but not limited to, the Loans and all other indebtedness, liabilities and obligations arising under this Agreement and the other Loan Documents, all swap agreements and all costs, expenses, fees, charges and attorneys', paralegals' and professional fees incurred in connection with any of the foregoing, or in any way connected with, involving or relating to the preservation, enforcement, protection or defense of, or realization under this Agreement, the Notes, any of the other Loan Documents, the Collateral and the rights and remedies hereunder or thereunder, including without limitation, all costs and expenses incurred in inspecting or surveying the Premises, or conducting environmental studies or tests, and in connection with any "workout" or default resolution negotiations involving legal counsel or other professionals and any re-negotiation or restructuring of any of the Obligations.

            hhh.  "Patents" means all of Obligors' right, title and interest, present and future, in and to (a) all letters patent of the United States or any other country, all right, title and interest therein and thereto, and all registrations and recordings thereof, including without limitation applications, registrations and recordings in the United States Patent and Trademark Office or in any similar office or agency of the United States or any state thereof or any other country or any political subdivision thereof, all whether now owned or hereafter acquired by Obligors; and (b) all reissues, continuations, continuations-in-part or extensions thereof and all licenses thereof; and all proceeds of the foregoing and all proceeds of any insurance on the foregoing.

            iii.  "PBGC" means the Pension Benefit Guaranty Corporation.

            jjj.  "Permitted Encumbrances" means the liens and encumbrances listed on Schedule 4.5 and those permitted pursuant to
                   Section 6.1 hereof; provided, however, that none of the Permitted Encumbrances shall be amended or modified in any way adverse to any Lender or the Agent without the prior written consent of Agent.

            kkk.  "Plan" means any employee benefit plan or other plan maintained for employees of any of the Obligors or any related entity covered by Title I of ERISA.

            lll.  "Premises" means the following real property owned by VPS:

                           Route 66 Factory, Randolph, VT
                           Chase Road, Randolph, VT
                           North Randolph Road, Randolph, VT
                           Alice E. LaFrance, Route 66, Randolph, VT
                           (approximately 5 acres) Gary LaFrance, Route 66, Randolph, VT (approximately 20 acres)

            mmm.  "Prime Rate" means the variable per annum rate of interest so designated from time to time by Agent as its prime rate. The Prime Rate is a reference rate and does not necessarily represent the lowest or best rate being charged to any customer.

            nnn.  "Prime Rate Loan" means any Loan or portion thereof the principal amount of which bears interest at a rate equal to the Prime Rate. The interest rate on each Prime Rate Loan shall change immediately, without notice or demand of any kind to Obligors, each time that the Prime Rate changes so that the rate of interest on a Prime Rate Loan is at all times equal to the Prime Rate.

            ooo.  "Prior Encumbrances" means the mortgages, security interests, pledges, liens, encumbrances or other charges listed in Section A of Schedule 4.5.

            ppp.  "Property" means all property and assets of Obligors.

            qqq.  "Receivables" means (i) all of Obligors' now owned and hereafter acquired, present and future, Accounts, Chattel Paper, Documents, Instruments and Supporting Obligations related thereto, (as such terms are defined in the Uniform Commercial Code as in effect in Connecticut from time to time) and contract rights, including without limitation all obligations to Obligors for the payment of money, whether arising out of Obligors' sale of goods or rendition of services or otherwise (all hereinafter called "Accounts") and all proceeds of the foregoing and all proceeds of any insurance on the foregoing; (ii) all of Obligors' rights, remedies, security and liens, in, to and in respect of the Accounts, present and future, including without limitation, rights of stoppage in transit, replevin, repossession and reclamation and other rights and remedies of an unpaid vendor, lienor or secured party, guaranties or other contracts of suretyship with respect to the Accounts, deposits or other security for the obligation of any debtor or obligor in any way obligated on or in connection with any Accounts, and credit and other insurance, and all proceeds of the foregoing and all proceeds of any insurance on the foregoing; and (iii) all of Obligors' right, title and interest, present and future, in, to and in respect of all goods relating to, or which by sale have resulted in, Accounts, including without limitation all goods described in invoices or other documents or instruments with respect to, or otherwise representing or evidencing any Accounts, and all returned, reclaimed or repossessed goods, and all proceeds of the foregoing and all proceeds of any insurance on the foregoing.

            rrr.  "Reimbursement Agreement" shall mean Reimbursement Agreement as defined in Section 2.4(b).

            sss.  "Request for Advance" shall mean Request for Advance as defined in Section 2.3(e)(1).

            ttt.  "Reserve Percentage" means the maximum effective percentage in effect on such day as prescribed by the Board of Governors of the Federal Reserve System for determining the reserve requirement (including all basic, supplemental, marginal and other reserves) which is imposed on member banks of the Federal Reserve System with respect to "Euro-currency Liabilities" as defined in Regulation D. With respect to the LIBOR Rate, any change in the interest rate because of a change in the Reserve Percentage shall become effective, without notice or demand of any kind, on the date on which such change in the Reserve Percentage becomes effective.

            uuu.  "Revolving Line of Credit" means the $6,500,000 credit facility evidenced by the Revolving Line of Credit Notes.

            vvv.  "Revolving Line of Credit Advance" shall mean the definition assigned in Section 2.2(d).

            www.  "Revolving Line of Credit Notes" means the promissory notes of
                   Obligors dated the Date of Closing payable to the order of the Lenders in an aggregate original principal amount of up to $6,500,000, as the same may be amended or amended and restated from time to time.

            xxx.  "Senior Funded Debt" means all Indebtedness of Obligors other than Subordinated Debt, including, without limitation, the average daily outstanding principal amount of the Revolving Line of Credit (or the prior line of credit) for the fiscal quarter then ended and the immediately preceding three fiscal quarters.

            yyy.  "Standby Letter of Credit" means a standby letter of credit issued by the Agent for the account of any Obligor in accordance with the terms of this Agreement.

            zzz.  "Stock Pledge Agreement" means the Stock Pledge Agreement dated the Date of Closing from Holdings to Agent, as the same may be amended or amended and restated from time to time.

            aaaa. "Subordinated Debt" means debt of any of the Obligors which has been subordinated in payment to the Obligations pursuant to a subordination agreement which is satisfactory in form and substance to the Agent.

            bbbb. "Subordinated Encumbrances" means the mortgages, security interests, pledges, liens, encumbrances or other charges listed in Section B of Schedule 4.5.

            cccc. "Subordinated Lenders" means (i) Henry E. Baker, (ii) Joan A.
                   Baker, (iii) John B. Baker, (iv) Peter K. Baker and (v) Ross
                   S. Rapaport, not individually but as Trustee of the Peter K. Baker Life Insurance Trust, the John B. Baker Insurance Trust and U/T/A/ dated December 16, 1991 F/B/O Joan Baker et al (the "Trustee").

            dddd. "Subsidiary" means any corporation, limited liability company, partnership or other entity, a majority of whose outstanding stock, membership interests, partnership interests or other ownership interests having voting power to elect the board of directors or other governing body or person of such entity shall at any time be owned or controlled by the Obligors.

            eeee. "Term Loan" means the $28,500,000 loan evidenced by the Term
                   Notes.

            ffff. "Term Notes" means the promissory notes of the Obligors payable to the order of the Lenders dated the Date of Closing in an aggregate original principal amount of $28,500,000.

            gggg. "Termination Date" means:

                           (i) with respect to the Revolving Line of Credit or any Revolving Line of Credit Note, April 1, 2005;

                           (ii) with respect to the Acquisition/Capital Asset Line of Credit or any Acquisition/Capital Asset Line of Credit Note, February 29, 2008; and

                           (iii) with respect to the Term Loan or any Term Note, February 29, 2008.

            hhhh. "Trademarks" means all of Obligors' right, title and interest, present and future, in and to (i) all trademarks, trade names, trade styles, service marks, prints and labels on which said trademarks, trade names, trade styles and service marks have appeared or appear, designs and general intangibles of like nature, now existing or hereafter adopted or acquired, all right, title and interest therein and thereto, and all registrations and recordings thereof, including without limitation applications, registrations and recordings in the United States Patent and Trademark Office or in any similar office or agency of the United States, any State thereof, or any other country or any political subdivision thereof, all whether now owned or hereafter acquired by Obligors; (ii) all reissues, extensions or renewals thereof and all licenses thereof; and (iii) the goodwill of the business symbolized by each of the Trademarks, and all customer lists and other records of Obligors relating to the distribution of products bearing the Trademarks; and all proceeds of the foregoing and all proceeds of any insurance on the foregoing.

1.2 Accounting Terms. Unless otherwise defined, all accounting terms shall be construed, and all computations or classifications of assets and liabilities and of income and expenses shall be made or determined in accordance with GAAP except as otherwise stated in Section 6.15.

1.3 Financial Covenants. All financial covenants in this Agreement shall apply with respect to, and shall be measured in accordance with, the consolidated financial statements of Holdings. All financial covenants in this Agreement shall be tested commencing April 30, 2003.

SECTION 2.  The Loan Transactions.

2.1         The Term Loan.

            a. Amount. Lenders shall loan to Obligors the sum of TWENTY EIGHT MILLION FIVE HUNDRED THOUSAND DOLLARS ($28,500,000).


            b. Obligations to Repay. Obligors' obligations to repay the Term Notes and the terms and conditions of the Term Loan are as contained in this Agreement and the Term Notes, the form of which is attached to this Agreement as EXHIBIT 2.1.

            c. Use of Proceeds. The proceeds of the Term Loan shall be used to refinance existing Webster Bank term loans.

            d. Interest Rate. The principal amount outstanding under the Term Loan shall bear interest, subject to and in accordance with the terms of this Agreement and the Term Notes, at a per annum rate equal to a fixed rate equal to the LIBOR Rate (as determined for each Interest Period applicable thereto) for available Interest Periods of one (1) month plus the Applicable Margin, provided, however, that notwithstanding anything else herein to the contrary, the initial Interest Period shall be from the Date of Closing until April 5, 2003. All computations of interest on the Term Notes shall be made on the basis of a three hundred sixty
                (360) day year and the actual number of days elapsed.

            e. Advances. The full amount of the Term Loan shall be advanced on the Date of Closing by the Lenders in accordance with their respective Lender's Commitment Percentages up to the principal amount of their respective Term Notes. Neither any Lender nor Agent shall be responsible for advancing any amount of the Term Loan to be made by any other Lender hereunder.

            f. Continuation of Interest Periods. Any LIBOR Rate Loan under the Term Notes shall be continued as such (less the amount of principal that is due and payable at the end of such expiring Interest Period) for an Interest Period of one (1) month at the end of each Interest Period, provided that no LIBOR Rate Loan may be continued as such: (i) at a time when any Event of Default (or event or condition which would constitute an Event of Default but for the giving of notice or passage of time or both) has occurred and is continuing and (ii) after the date that is one (1) month prior to the Termination Date, in which event the principal amount under the Term Notes shall bear interest as a Prime Rate Loan.

            g. Payments of Interest. Monthly payments of interest on the Term Notes shall be due and payable in arrears on the fifth day of each month (or if such day is not a Business Day, on the first Business Day thereafter) until the entire principal amount of the Term Loan is paid in full.

            h. Payments of Principal. Obligors shall pay monthly installments of principal on the Term Notes on the fifth day of each month (or if such day is not a Business Day, on the first Business Day thereafter), commencing April 5, 2003, in the amounts of:

              (1) $212,500 for each month from April 2003 through March 2004;

              (2) $291,667 for each month from April 2004 through March 2005;

              (3) $325,000 for each month from April 2005 through March 2006;

              (4) $333,333 for each month from April 2006 through March 2007;

              (5) $354,167 for each month from April 2007 through February 2008.

          If not sooner paid, the aggregate outstanding principal amount of the Term Notes, together with all accrued and unpaid interest thereon and any other fees or charges then due, shall be due and payable on the Termination Date.

            i.  Prepayments.

                (1) Obligors may prepay the principal amount of the Term Loan, or any portion thereof, only upon at least three (3) Business Days prior written notice to Agent (which notice shall be irrevocable and shall state the amount to be prepaid). If Obligors refinance the Term Loan, or any part thereof, with any other entity, Obligors shall pay to Agent a prepayment premium equal to

                    (i) two percent (2%) of the amount prepaid if the prepayment is made within one year from the Date of Closing;

                    (ii) one percent (1%) of the amount prepaid if the prepayment is made more than one year but less than two years from the Date of Closing.

                (2) If any prepayment of a LIBOR Rate Loan occurs on a day other than the last day of the Interest Period, Obligors shall pay to Agent, upon request of Agent, such amount or amounts as shall be sufficient (in the reasonable opinion of Agent) to compensate Lenders for any loss, cost, or expense incurred as a result of: (i) any payment on a date other than the last day of the Interest Period; and (ii) any failure by any Obligor to make a prepayment on the date for payment specified in any Obligor's written notice.

                (3) In the event of any prepayments, the Obligors shall pay all accrued interest on the principal amount being paid to the date of the prepayment and, in the case of prepayments in full, all fees, charges, costs, expenses and other amounts then due hereunder.

                (4) Any partial prepayment shall be applied against principal payments in the inverse order of maturity and shall not reduce the monthly payments of principal due under the Term Loan.

                (5) If by reason of an Event of Default, Agent elects to declare the Notes to be immediately due and payable, then any prepayment premiums and other amounts which would have been due if a prepayment been made at that time shall become due and payable in the same manner as though the Obligors had exercised such right of prepayment.

2.2         The Revolving Line of Credit.

            a. Amount. Lenders may loan to any of the Obligors, and any Obligor may borrow from Lenders, from time to time in accordance with the terms of this Agreement, up to SIX MILLION FIVE HUNDRED THOUSAND DOLLARS ($6,500,000) less (a) the maximum amount available to be drawn under all issued and outstanding Standby Letters of Credit (assuming all conditions for drawing have been satisfied) at the time of such borrowing under the Revolving Line of Credit, and
               (b) all amounts drawn under issued Standby Letters of Credit for which the Lenders has not been reimbursed by the Obligors at the time of such borrowing under the Revolving Letter of Credit. Obligors may repay and reborrow advances that are made under the Revolving Line of Credit, subject, however, to the prepayment terms contained below.

            b. Obligations to Repay. Obligors' obligations to repay the
               Revolving Line of Credit Notes and the terms and conditions of the Revolving Line of Credit are as contained in this Agreement and the Revolving Line of Credit Notes, the form of which is attached to this Agreement as EXHIBIT 2.2.

            c. Use of Proceeds. The proceeds of the Revolving Line of Credit shall only be used for general short term working capital purposes.

            d. Interest Rate. Each advance under the Revolving Line of Credit
               (each a "Revolving Line of Credit Advance") shall bear interest, at Obligors' option subject to and in accordance with the terms of this Agreement and the Revolving Line of Credit Notes, at a per annum rate equal to either (a) a fixed rate equal to the LIBOR Rate (as determined for each Interest Period applicable thereto) for available Interest Periods of one (1) month plus the Applicable Margin, or (b) a variable rate equal to the Prime Rate. All computations of interest on the Revolving Line of Credit Notes shall be made on the basis of a three hundred sixty
               (360) day year and the actual number of days elapsed.

            e. Requests for Advances.

               (1) Except as set forth below in section 2.2 e.(2) of this
                   Agreement, whenever an Obligor desires an advance, such Obligor shall notify Agent (which notice shall be irrevocable) by telephone, facsimile or in writing, of the desired borrowing. Such notice (the "Notice of Borrowing") shall specify the date of the proposed borrowing, whether such borrowing is to bear interest initially as a LIBOR Rate Loan or a Prime Rate Loan and the amount requested, which amount shall be in a minimum amount of $100,000. Each Notice of Borrowing must be received by Agent no later than 10:00 a.m., Hartford, Connecticut time (a) at least three (3) Business Days' prior to the day such borrowing is requested if such borrowing is to be a LIBOR Rate Loan or (b) on the day of such borrowing if such borrowing is to be a Prime Rate Loan. Any Notice of Borrowing that is not in writing shall be followed by a written confirmation by such Obligor, provided that if such written confirmation differs in any respect from the action taken by Agent, the records of Agent shall control, absent manifest error. Obligors shall not have more than four (4) LIBOR Rate Loans under the Revolving Line of Credit outstanding at any one time. Each Revolving Line of Credit Advance shall be made by the Lenders in accordance with their respective Lender's Commitment Percentages up to the maximum principal amount of their respective Revolving Line of Credit Notes. Neither any Lender nor Agent shall be responsible for advancing any amount of any Revolving Line of Credit Advance to be made by any other Lender hereunder. Agent shall enter each Revolving Line of Credit Advance as a debit on a loan account maintained by Obligors with Agent (the "Loan Account"). Agent may also record in the Loan Account, in accordance with customary banking procedures, all fees, accrued and unpaid interest, late fees, usual and customary bank charges for the maintenance and administration of accounts maintained by Obligors and other fees and charges which are properly chargeable to Obligors in connection with the Revolving Line of Credit Advances and all payments, subject to collection, made by Obligors on account of or to Agent.

               (2) In addition, Webster Bank will automatically make advances under the Revolving Line of Credit without any additional notice in order to honor checks drawn upon the Loan Account by any of the Obligors up to an aggregate amount outstanding at any one time of $1,000,000; provided, however, that all advances under this Section 2.2e.(2) and all other advances under the Revolving Line of Credit shall not exceed the maximum amount of the Revolving Line of Credit and all advances under this Section 2.2e.(2) and Webster Bank's Lender's Commitment Percentage of all other advances under the Revolving Line of Credit shall not exceed the maximum amount of the Revolving Line of Credit Note payable to Webster Bank. All such advances shall be Prime Rate Loans and shall otherwise be subject to all the terms and conditions of this Agreement and the Revolving Line of Credit Note with Webster Bank.

               (3) Obligors' right to request advances under the Revolving Line of Credit shall terminate on the Termination Date unless sooner terminated by Agent in accordance with the terms of this Agreement.

            f. Conversion of Loans and Continuation of Interest Periods. Unless
               an Obligor elects to convert any Revolving Line of Credit Advance to a different type of loan by providing the notice required below, any Prime Rate Loan shall be continued as such and any LIBOR Rate Loan shall be continued as such for an Interest Period of one (1) month upon the expiration of the then current Interest Period, provided that no LIBOR Rate Loan may be continued as such, no new LIBOR Rate Loan may be selected by Obligors and no Prime Rate Loan shall be converted to a LIBOR Rate Loan: (i) at a time when any Event of Default (or event or condition which would constitute an Event of Default but for the giving of notice or passage of time or both) has occurred and is continuing and (ii) after the date that is one (1) month prior to the Termination Date, in which event the principal amount under the Revolving Line of Credit shall bear interest as a Prime Rate Loan. Any Obligor may elect from time to time to convert (a) a LIBOR Rate Loan under the Revolving Line of Credit to a Prime Rate Loan and
               (b) a Prime Rate Loan under the Revolving Line of Credit to a LIBOR Rate Loan as provided in this section. An Obligor shall exercise such election by giving the Agent not less than three
               (3) Business Days prior irrevocable written notice of such election; provided that any such conversion of a LIBOR Rate Loan to a Prime Rate Loan shall only be made on the last Business Day of the then current Interest Period with respect thereto. Notwithstanding the foregoing, no Prime Rate Loan made pursuant to an advance under Section 2.2e.(2) shall be converted to a LIBOR Rate Loan.

            g. Payments of Interest. Monthly payments of interest shall be due and payable in arrears on the last day of each Interest Period with respect to LIBOR Rate Loans and on the first day of each month with respect to Prime Rate Loans until all Loans are paid in full.

            h. Payments of Principal. If not sooner paid, the aggregate outstanding principal amount of the Revolving Line of Credit Notes, together with all accrued and unpaid interest thereon and any other fees or charges then due, shall be due and payable on the Termination Date.

            i. Prepayments.

               (1) Except as set forth in the following sentence, Obligors may prepay the principal amount under the Revolving Line of Credit, or any portion thereof, only upon at least three (3) Business Days prior written notice to Agent (which notice shall be irrevocable and shall state the amount to be prepaid). Any checks payable to the order of any of the Obligors which are properly deposited with Webster Bank in the Loan Account shall, upon becoming immediately available funds, be automatically applied as a prepayment of any outstanding Prime Rate Loan made pursuant to Section 2.2.e.
                   (2) of this Agreement without the requirement of any notice. In the event there is no Prime Rate Loan made pursuant to
                   Section 2.2.e.(2) of this Agreement outstanding at such time, such amount shall be deposited in the Loan Account and invested in accordance with any applicable cash management agreement among Obligors and Webster Bank.

               (2) If any prepayment of a LIBOR Rate Loan occurs on a day other than the last day of the Interest Period, Obligors shall pay to Agent, upon request of Agent, such amount or amounts as shall be sufficient (in the reasonable opinion of Agent) to compensate Lenders for any loss, cost, or expense incurred as a result of: (i) any payment on a date other than the last day of the Interest Period; and (ii) any failure by any Obligor to make a prepayment on the date for payment specified in any Obligor's written notice.

               (3) In the event of any prepayments, the Obligors shall pay all accrued interest on the principal amount being paid to the date of the prepayment and, in the case of prepayments in full, all fees, charges, costs, expenses and other amounts then due hereunder.

               (4) If by reason of an Event of Default, Agent elects to declare the Notes to be immediately due and payable, then any prepayment premiums and other amounts which would have been due if a prepayment been made at that time shall become due and payable in the same manner as though the Obligors had exercised such right of prepayment.

2.3         The Acquisition/Capital Asset Line of Credit.

            a. Amount. Lenders may loan to any of the Obligors, and any Obligor may borrow from Lenders, from time to time in accordance with the terms of this Agreement, up to FIFTEEN MILLION DOLLARS ($15,000,000). Obligors may not repay and reborrow advances that are made under the Acquisition/Capital Asset Line of Credit.

            b. Obligations to Repay. Obligors' obligations to repay the Acquisition/Capital Asset Line of Credit Notes and the terms and conditions of the Acquisition/Capital Asset Line of Credit are as contained in this Agreement and the Acquisition/Capital Asset Line of Credit Notes, the form of which is attached to this Agreement as EXHIBIT 2.3.

            c. Use of Proceeds. The proceeds of the Acquisition/Capital Asset Line of Credit shall only be used to fund Acquisitions within the home and office business segment of the food and beverage industry and non-real estate Capital Expenditures in an aggregate amount of up to ten million dollars ($10,000,000) and to prepay up to five million dollars ($5,000,000) of Subordinated Debt owed to the Subordinated Lenders.

            d. Interest Rate. Each advance under the Acquisition/Capital Asset Line of Credit (each an "Acquisition/Capital Asset Line of Credit Advance") shall bear interest, subject to and in accordance with the terms of this Agreement and the Acquisition/ Capital Asset Line of Credit Notes, at a per annum rate equal to a fixed rate equal to the LIBOR Rate (as determined for each Interest Period applicable thereto) for available Interest Periods of one (1) month plus the Applicable Margin, provided, however, that notwithstanding anything else herein to the contrary, all Interest Periods which commence in March of 2005 shall end on March 31, 2005. All computations of interest on the Acquisition/Capital Asset Line of Credit Notes shall be made on the basis of a three hundred sixty (360) day year and the actual number of days elapsed.

            e.  Requests for Advances.

               (1) Whenever an Obligor desires an Acquisition/Capital Asset Line of Credit Advance, such Obligor shall notify Agent (which notice shall be irrevocable) in writing of the desired borrowing. Such notice (the "Request for Advance") shall specify the date of the proposed borrowing, the proposed use of such borrowing and the amount requested, which amount shall be in a minimum amount of $100,000. The Agent shall promptly notify the Lenders of such Request for Advance and the contents thereof.

               (2) Each amount requested under the Acquisition/Capital Asset
                   Line of Credit to fund an Acquisition or a Capital Expenditure shall not exceed 75% of the purchase price of such Acquisition or such Capital Expenditure and shall not exceed in the aggregate with all other such requests $10,000,000. Each Request for Advance in connection therewith must be received by Agent no later than 10:00 a.m., Hartford, Connecticut time at least five (5) Business Days' prior to the day such borrowing is requested (provided, however, that if such Acquisition or Capital Expenditure requires the consent of the Agent pursuant to Section 6.4 or 6.20 of this Agreement, such consent has previously been obtained) and must be accompanied by the following: (a) a copy of the purchase agreement or purchase orders and invoices relating to such Acquisition or Capital Expenditure, (b) evidence satisfactory to the Agent that, at the time of such Acquisition or Capital Expenditure, (i) the Obligor will acquire good title to such entity or assets, (ii) the Obligor will have physical possession of any such assets, (iii) the Obligor will obtain title to such entity or assets free and clear of any pledge, lien, lease, encumbrance or charge of any kind whatsoever, other than in favor of the Agent, and
                   (iv) the Agent will have a valid, duly perfected, first priority lien in such entity or assets, and (c) such other documents as the Agent may reasonably require. At the time of funding such Acquisition/Capital Asset Line of Credit Advance, Obligor shall confirm, and provide such additional documentation that the Agent may reasonably require, that the statements in clauses (b)(i) through (b)(iv) in the preceding sentence are true and accurate and shall pay all reasonable costs and expenses incurred by the Agent in connection with such Acquisition/Capital Asset Line of Credit Advance.

               (3) The amount requested under the Acquisition/Capital Asset Line of Credit to prepay Subordinated Debt owed to the Subordinated Lenders shall not exceed in the aggregate $5,000,000. The Request for Advance in connection therewith must be received by Agent no later than 10:00 a.m., Hartford, Connecticut time at least five (5) Business Days' prior to the day such borrowing is requested and must be accompanied by (unless previously delivered to the Agent) the following:
                   (a) the financial statements, report and statement required by Section 5.8a for the fiscal year ending October 31, 2003 which reflect an EBITDA of at least $14,300,000 excluding (i) EBITDA relating to any Acquisitions consummated in the fiscal year ending October 31, 2003 which have a purchase price in excess of $1,000,000 and (ii) the write-down of closing costs associated with loans refinanced by the Loans, (b) the compliance certificate required by Section 5.8c for the fiscal year ending October 31, 2003 certifying compliance with all financial covenants and that no Event of Default or event which with the giving of notice or the passage of time would constitute an Event of Default exists, (c) internally prepared financial statements for the fiscal year ending October 31, 2003 certified by the President, Chief Executive Officer or Chief Financial Officer of Holdings as being accurate and fairly presenting the financial condition of Holdings and its Subsidiaries which reflect that each of the retail and home and office delivery business segments have met both its projected sales and its projected operating profits in accordance with the projections delivered to Agent on the Date of Closing, and (d) detailed budgets and projections for the fiscal year ending on October 31, 2004 approved by the Board of Directors of Holdings and reasonably acceptable to Agent which reflect continued compliance with all financial covenants contained in this Agreement.

               (4) Obligors shall not have more than four (4) LIBOR Rate Loans under the Acquisition/Capital Asset Line of Credit outstanding at any one time. Each Acquisition/Capital Asset Line of Credit Advance shall be made by the Lenders in accordance with their respective Lender's Commitment Percentages up to the maximum principal amount of their respective Acquisition/Capital Asset Line of Credit Notes. Neither any Lender nor Agent shall be responsible for advancing any amount of any Acquisition/Capital Asset Line of Credit Advance to be made by any other Lender hereunder. Agent shall enter each Acquisition/Capital Asset Line of Credit Advance as a debit on the Loan Account. Agent may also record in the Loan Account, in accordance with customary banking procedures, all fees, accrued and unpaid interest, late fees, usual and customary bank charges for the maintenance and administration of accounts maintained by Obligors and other fees and charges which are properly chargeable to Obligors in connection with the Acquisition/ Capital Asset Line of Credit Advances and all payments, subject to collection, made by Obligors on account of or to Agent.

               (5) Obligors' right to request advances under the Acquisition/
                   Capital Asset Line of Credit shall terminate on the Amortization Date unless sooner terminated by Agent in accordance with the terms of this Agreement.

            f. Continuation of Interest Periods. Any LIBOR Rate Loan under the Acquisition/Capital Asset Line of Credit Notes shall be continued as such (less the amount of principal that is due and payable at the end of such expiring Interest Period) for an Interest Period of one (1) month at the end of each Interest Period, provided that no LIBOR Rate Loan may be continued as such: (i) at a time when any Event of Default (or event or condition which would constitute an Event of Default but for the giving of notice or passage of time or both) has occurred and is continuing and (ii) after the date that is one (1) month prior to the Termination Date, in which event the principal amount under the Acquisition/Capital Asset Line of Credit Notes shall bear interest as a Prime Rate Loan.

            g. Payments of Interest. Prior to April 1, 2005, monthly payments of interest on the Acquisition/Capital Asset Line of Credit Notes shall be due and payable in arrears on the last day of each Interest Period with respect to LIBOR Rate Loans and, in the event LIBOR Rate Loans are no longer available in accordance with the terms of this Agreement, on the first day of each month with respect to Prime Rate Loans. Commencing on April 1, 2005, monthly payments of interest on the Acquisition/Capital Asset Line of Credit Notes shall be due and payable in arrears on the first day of each month (or if such day is not a Business Day, on the first Business Day thereafter) until the entire principal amount of the Acquisition/Capital Asset Line of Credit Loan is paid in full.

             h. Payments of Principal. Obligors shall pay monthly installments of principal under the Acquisition/Capital Asset Line of Credit Notes on the first day of each month (or if such day is not a Business Day, on the first Business Day thereafter), commencing May 1, 2005, in the amounts of:

               (1) one twelfth of ten percent (10%) of the principal amount outstanding under the Acquisition/Capital Asset Line of Credit on the Amortization Date for each month from May 2005 through April 2006;
o
               (2) one twelfth of fifteen percent (15%) of the principal amount outstanding under the Acquisition/Capital Asset Line of Credit on the Amortization Date for each month from May 2006 through April 2007;

               (3) one twelfth of twenty percent (20%) of the principal amount outstanding under the Acquisition/Capital Asset Line of Credit on the Amortization Date for each month from May 2007 through February 2008.

          If not sooner paid, the aggregate outstanding principal amount of the Acquisition/Capital Asset Line of Credit Notes, together with all accrued and unpaid interest thereon and any other fees or charges then due, shall be due and payable on the Termination Date.

            i.  Prepayments.

               (1) Obligors may prepay the principal amount of the Acquisition/
                   Capital Asset Line of Credit, or any portion thereof, only upon at least three (3) Business Days prior written notice to Agent (which notice shall be irrevocable and shall state the amount to be prepaid). If Obligors refinance the Acquisition/Capital Asset Line of Credit, or any part thereof, with any other entity, Obligors shall pay to Agent a prepayment premium equal to

                   (i) two percent (2%) of the amount prepaid if the prepayment is made within one year from the Date of Closing;

                   (ii) one percent (1%) of the amount prepaid if the prepayment is made more than one year but less than two years from the Date of Closing.

               (2) If any prepayment of a LIBOR Rate Loan occurs on a day other than the last day of the Interest Period, Obligors shall pay to Agent, upon request of Agent, such amount or amounts as shall be sufficient (in the reasonable opinion of Agent) to compensate Lenders for any loss, cost, or expense incurred as a result of: (i) any payment on a date other than the last day of the Interest Period; and (ii) any failure by any Obligor to make a prepayment on the date for payment specified in any Obligor's written notice.

               (3) In the event of any prepayments, the Obligors shall pay all accrued interest on the principal amount being paid to the date of the prepayment and, in the case of prepayments in full, all fees, charges, costs, expenses and other amounts then due hereunder.

               (4) Any partial prepayment shall be applied against principal payments in the inverse order of maturity and shall not reduce the monthly payments of principal due under the Acquisition/Capital Asset Line of Credit.

               (5) If by reason of an Event of Default, Agent elects to declare the Notes to be immediately due and payable, then any prepayment premiums and other amounts which would have been due if a prepayment been made at that time shall become due and payable in the same manner as though the Obligors had exercised such right of prepayment.

2.4         Standby Letters of Credit.

            a. Amount. Subject to the terms and conditions contained in this Agreement, Agent on behalf of the Lenders and in reliance upon the agreement of the Lenders set forth in Section 2.4 h. hereof agrees, in its individual capacity, to issue Standby Letters of Credit for drawing in U.S. Dollars for the account of Obligors, from time to time during the term of the Revolving Line of Credit in an amount not to exceed the lesser of (i) $6,500,000, less (a) the aggregate principal amount outstanding under the Revolving Line of Credit Notes at the time of issuance of the Standby Letter of Credit, (b) the maximum amount available to be drawn under all previously issued and outstanding Standby Letters of Credit (assuming all conditions for drawing have been satisfied) at the time of issuance of the Standby Letter of Credit, and (c) all amounts drawn under previously issued Standby Letters of Credit for which the Lender has not been reimbursed by the Obligors at the time of issuance of the Standby Letter of Credit, or (ii) $1,000,000.

            b. Notices of Issuance. Requests for the issuance of Standby Letters of Credit (or to amend, renew or extend an outstanding Standby Letter of Credit) may be made only once per Business Day and shall be made on notice, given not later than 11:00 a.m.
               (Hartford, Connecticut time) two (2) Business Days prior to the date of the proposed issuance or amendment, renewal or extension, by any Obligor to Agent. Each such notice (which notice shall be irrevocable and binding on the Obligors) of issuance, amendment, renewal or extension shall be by telephone, confirmed immediately in writing, or by telex or telecopier, specifying therein the (i) requested date of such issuance, amendment, renewal or extension (which shall be a Business Day),
                (ii) requested principal amount of such Standby Letter of Credit in U.S. Dollars, (iii) requested expiration date of such Standby Letter of Credit (which shall comply with subsection (c) below),
                (iv) whether such Standby Letter of Credit is renewable, and (v) names and addresses of the intended account party and the beneficiary of such Standby Letter of Credit, and shall be accompanied by a fully executed application and agreement for letter of credit as Agent may require of Obligors for use in connection with such requested Standby Letter of Credit (each a "Reimbursement Agreement") and such Obligor's payment of the Agent's then current Standby Letter of Credit fee. If the requested form of such Standby Letter of Credit is acceptable to Agent, Agent will make such Standby Letter of Credit available to such Obligor at its office referred to in the first paragraph of this Agreement or as otherwise agreed with such Obligor in connection with such issuance. In the event and to the extent that the provisions of any Reimbursement Agreement shall conflict with this Agreement, the provisions of this Agreement shall govern.

            c. Form of Letter of Credit. Each Standby Letter of Credit shall, among other things, (i) be in a form acceptable to Agent, and
                (ii) be governed by, and shall be construed in accordance with, the laws or rules designated in such Standby Letter of Credit, or if no such laws or rules are designated, the Uniform Customs and, as to matters not governed by the Uniform Customs, the laws of the State of Connecticut (without regard to its conflict of laws rules).

            d. Expiry Dates. Each Standby Letter of Credit shall provide that it expires no later than the close of business seven days prior to the expiration date for the Revolving Line of Credit, unless such Standby Letter of Credit expires by its terms on an earlier date.

            e. Payment for Standby Letter of Credit Draws. Agent shall have the right (but not the obligation), in its sole and absolute discretion, to effect reimbursement by Obligors to Agent of any payment made by Agent in connection with a drawing made under a Standby Letter of Credit which is not reimbursed to Agent within the time specified for reimbursement in the applicable Reimbursement Agreement by making an advance on the Revolving Line of Credit for the account of the Obligors. Each such advance shall bear interest at the Prime Rate. Agent shall endeavor to give Obligors forty-eight (48) hours prior notice before making such an advance pursuant to this Section 2.4 e. but failure to provide such notice shall not affect Agent's right to make such an advance.

            f. No Liability of Lender. Obligors assume all risks of the acts or omissions of any beneficiary or transferee of any Standby Letter of Credit with respect to the use of such Standby Letter of Credit, and Obligors' obligations with respect to payments made by Agent under any Standby Letter of Credit shall be absolute, unconditional and irrevocable, irrespective of: (i) any lack of validity or enforceability of any Standby Letter of Credit, or any term or provision therein, alleged by a party other than

                Agent; (ii) the existence of any dispute, claim, setoff, defense or other right that Obligors or any other person may have against the beneficiary under any Standby Letter of Credit, Agent, any Lender or any other person, whether in connection with this Agreement, any other Loan Document or any other related or unrelated agreement or transaction; (iii) any draft or other document presented under a Standby Letter of Credit proving to be forged, fraudulent, invalid or, subject to the provisions of the next paragraph, insufficient in any respect or any statement therein being untrue or inaccurate in any respect; or (iv) any error, omission, interruption or delay in any transmission, dispatch or delivery of any message or advice, however transmitted, in connection with any Standby Letter of Credit.

                        Without limiting the generality of the foregoing, it is
               expressly understood and agreed that the absolute and unconditional obligation of Obligors hereunder to reimburse Standby Letter of Credit drawings will not be excused by the negligence of Agent or any Lender. However, the foregoing shall not be construed to excuse Agent from liability to Obligors to the extent of any direct damages (as opposed to consequential damages, claims in respect of which are hereby waived by Obligors to the fullest extent permitted by law) suffered by Obligors that are caused by (x) Agent's willful misconduct or gross negligence in determining whether documents presented under any Standby Letter of Credit comply with the terms of the Standby Letter of Credit, or (y) Agent's willful failure to make lawful payment under a Standby Letter of Credit after presentation to it of a draft or documents strictly complying with the terms and conditions of such Standby Letter of Credit. It is understood that Agent may, subject to the standard of gross negligence or willful misconduct, accept documents that appear on their face to be in order, without responsibility for further investigation, regardless of any notice or information to the contrary and, in making any payment under any Standby Letter of Credit (1) Agent's exclusive reliance on the documents presented to it under such Standby Letter of Credit as to any and all matters set forth therein, including reliance on the amount of any draft presented under such Standby Letter of Credit, whether or not the amount due to the beneficiary thereunder equals the amount of such draft and whether or not any document presented pursuant to such Standby Letter of Credit proves to be insufficient in any respect, if such document on its face appears to be in order, and whether or not any other statement or any other document presented pursuant to such Standby Letter of Credit proves to be forged or invalid or any statement therein proves to be inaccurate or untrue in any respect whatsoever, and (2) any noncompliance in any immaterial respect of the documents presented under such Standby Letter of Credit with the terms thereof shall, in each case, be deemed not to constitute willful misconduct or gross negligence of Agent.

            g. Interim Interest. If Agent shall make any payment in respect of a
               Standby Letter of Credit, then, unless Obligors shall reimburse such payment in full on the date specified for reimbursement in the applicable Reimbursement Agreement, the unpaid amount thereof shall bear interest for each day from and including the date of such payment to but excluding the date of payment, at the Prime Rate.

            h. Reimbursement Obligations of Lenders. Each Lender severally agrees that it shall be absolutely liable, without regard to the occurrence of any Event of Default, any event which with the giving of notice, the passage of time, or both, would become an Event of Default or any other condition precedent whatsoever, to the extent of such Lender's Commitment Percentage, to reimburse the Agent on demand for the amount of each draft paid by the Agent under each Standby Letter of Credit to the extent that such amount is not reimbursed by the Obligors within the time specified for reimbursement in the applicable Reimbursement Agreement, except to the extent that honoring such draft constitutes gross negligence or willful misconduct of Agent. No later than 3:00 p.m. (Boston time) on the Business Day next following the receipt of such demand, each Lender shall make available to the Agent, at the Agent's office, in immediately available funds, such Lender's Commitment Percentage of such unpaid draft, together with an amount equal to the product of (a) the average, computed for the period referred to in clause (c) below, of the weighted average interest rate paid by the Agent for federal funds acquired by the Agent during each day included in such period, times (b) the amount equal to such Lender's Commitment Percentage of such unpaid draft, times (c) a fraction, the numerator of which is the number of days that elapse from and including the date the Agent paid the draft presented for honor or otherwise made payment to the date on which such Lender's Commitment Percentage of such unpaid draft shall become immediately available to the Agent, and the denominator of which is 360. Each such payment made by a Lender shall be treated as the purchase by such Lender of a participating interest in the Agent's right to reimbursement under the applicable Reimbursement Agreement in an amount equal to such payment. Each Lender shall share in accordance with its participating interest in any interest which accrues pursuant to Section 2.4 g. hereof and in any payments made by Obligors in connection therewith. The responsibility of the Agent to the Lenders shall be only to determine that the documents (including each draft) delivered under each Standby Letter of Credit in connection with such presentment shall be in conformity in all material respects with such Standby Letter of Credit. Agent shall pay to each Lender its Lender's Commitment Percentage of any annual commission (but not any fee or commission in connection with the issuance of such Standby Letter of Credit) received by Agent from the Obligors in connection with such Standby Letter of Credit promptly after such receipt by Agent.

2.5 Payments to Agent. Obligors shall make all payments due under this Agreement and the Notes to Agent and Agent shall distribute such payments to the Lenders in accordance with the Agency Agreement.

2.6 Illegality. Notwithstanding any other provisions hereof, if any applicable law or governmental regulation, guideline, order or directive, or any change therein or in the interpretation or application thereof by any governmental authority charged with the interpretation or the administration thereof (whether or not having the force of law) shall make it unlawful for any Lender to make or maintain LIBOR Rate Loans as contemplated by this Agreement and the
            Notes: (i) the obligation of the Lenders to continue LIBOR Rate Loans shall forthwith be canceled, and (ii) such amounts then outstanding shall be automatically converted, without notice, to Prime Rate Loans on the last day of the then current Interest Period or within such earlier time as required by law. If any such conversion of LIBOR Rate Loans is made on a day that is not the last Business Day of the then current Interest Period applicable thereto, Obligors shall pay the Agent such amount or amounts required pursuant to Section 2.9 below.

2.7 Basis for Determining LIBOR Inadequate or Unfair. In the event that the Agent shall have determined (which determination, absent manifest error, shall be conclusive and binding upon Obligors) that
           (i) by reason of circumstances affecting the LIBOR market, adequate and reasonable means do not exist for determining the LIBOR Rate, or
           (ii) Dollar deposits in the relevant amount and for the relevant maturity are no longer available to the Lenders in the LIBOR market, or (iii) the continuation of LIBOR Rate Loans has been made impractical or unlawful by the occurrence of a contingency that materially and adversely affects the LIBOR market, or (iv) the LIBOR Rate will not adequately and fairly reflect the cost to the Lenders of maintaining LIBOR Rate Loans, or (v) the LIBOR Rate shall no longer represent the effective cost to the Lenders of U.S. Dollar deposits in the relevant market for deposits in which it regularly participates, the Agent shall give the Obligors notice of such determination as soon as practicable. If such notice is given all LIBOR Rate Loans shall be automatically converted, without notice, to Prime Rate Loans effective on the last Business Day of the then current Interest Period applicable thereto. Until such notice has been withdrawn, the LIBOR Rate shall not be continued.

2.8 Increased Costs. In the event that applicable law, treaty or regulation or directive from any government, governmental agency or regulatory authority, or any change therein or in the interpretation or application thereof, or compliance by any Lender or Agent with any request or directive (whether or not having the force of law) from any central bank or government, governmental agency or regulatory authority, shall:

            a. subject any Lender or Agent to any tax of any kind whatsoever
               (except taxes on the overall net income of such entity) with respect to this Agreement, any Note or any of the loans made by it, or change the basis of taxation of payments to any Lender or Agent in respect thereof (except for changes in the rate of tax on the overall net income of such entity);

            b. impose, modify or hold applicable any reserve, special deposit, compulsory loan or similar requirements against assets held by, deposits or other liabilities in or for the account of, advances, loans or other extensions of credit by, or any other acquisition of funds by, any office of any Lender or Agent, including (without limitation) pursuant to Regulations of the Board of Governors of the Federal Reserve System; or

            c. in the opinion of any Lender or Agent, cause any Note or any loan made under any Note or this Agreement to be included in any calculations used in the computation of regulatory capital standards; or

            d. impose on any Lender or Agent any other condition;

            e. and the result of any of the foregoing is to increase the cost to any Lender or Agent, by an amount that such entity deems to be material, of making, converting into, continuing and/or maintaining the Loans and the Notes or to reduce the amount of any payment (whether of principal, interest or otherwise) in respect of any of such Loans, then, in any case, the Obligors shall promptly pay such entity, upon its demand, such additional amounts necessary to compensate such entity for such additional costs or such reduction in payment, as the case may be
              (collectively the "Additional Costs"). The Lender or Agent affected thereby shall certify the amount of such Additional Costs to the Obligors, and such certification, absent manifest error, shall be deemed conclusive. In determining such amount, the Lender or Agent affected thereby shall use any reasonable averaging and attribution methods.

2.9 Indemnity. The Obligors agree to indemnify the Lenders and Agent and to hold the Lenders and Agent harmless from any loss (including any of the additional costs referred to above and any lost profits) or expense that it may sustain or incur as a consequence of (i) a default by any Obligor in the payment of the principal of or interest due on any Note, (ii) the making of a prepayment of any principal amount bearing interest based upon the LIBOR Rate on a day which is not the last day of the then current Interest Period applicable thereto or (iii) the failure by the Obligors to complete a borrowing of or conversion into a LIBOR Rate Loan after notice thereof has been given, including, but not limited to, in each case any such loss or expense arising from the reemployment of funds obtained by it or from fees, interest or other amounts payable to terminate the deposits from which such funds were obtained. The Agent shall prepare a certificate as to any additional amounts payable to it pursuant to this Section, which certificate shall be submitted by the Agent to the Obligors and shall, absent manifest error, be deemed conclusive.

2.10 Tax Indemnity. All payments made by the Obligors under this Agreement and the Notes shall be made free and clear of, and without deduction or withholding for or on account of, any present or future income, stamp or other taxes, levies, imposts, duties, charges, fees, deductions or withholdings, now or hereafter imposed, levied, collected, withheld or assessed by any Governmental Authority (as hereafter defined), excluding net income taxes and franchise taxes (imposed in lieu of net income taxes) imposed on any Lender as a result of a present or former connection between such Lender and the jurisdiction of the Governmental Authority imposing such tax or any political subdivision or taxing authority thereof or therein (other than any such connection arising solely from such Lender having executed, delivered or performed its obligations or received a payment under, or enforced, this Agreement or any Note). If any such non-excluded taxes, levies, imposts, duties, charges, fees, deductions or withholdings ("Non-Excluded Taxes") are required to be withheld from any amounts payable to any Lender hereunder or under any Note, the amounts so payable to such Lender shall be increased to the extent necessary to yield to such Lender (after payment of all Non-Excluded Taxes) interest or any such other amounts payable hereunder at the rates or in the amounts specified in this Agreement. Whenever any Non-Excluded Taxes are payable by the Obligors, as promptly as possible thereafter the Obligors shall send to such Lender a certified copy of an original official receipt received by the Obligors showing payment thereof. If the Obligors fail to pay any Non-Excluded Taxes when due to the appropriate taxing authority or fail to remit to such Lender the required receipts or other required documentary evidence, the Obligors shall indemnify such Lender for any incremental taxes, interest or penalties that may become payable by such Lender as a result of any such failure. The agreements in this subsection shall survive the termination of this Agreement and the payment of the Loans and all other amounts payable hereunder. As used in this Section, "Governmental Authority" shall mean any nation or government, any state or other political subdivision thereof and any entity exercising executive, legislative, judicial, regulatory or administrative functions of or pertaining to government.

2.11 Lawful Interest. All agreements between Obligors and Lenders are hereby expressly limited so that in no event whatsoever, whether by reason of acceleration of maturity of the indebtedness evidenced hereby or otherwise, shall the amount paid or agreed to be paid to any Lender or Agent for the use or the forbearance of the indebtedness evidenced hereby exceed the maximum permissible under applicable law. As used herein, the term "applicable law" shall mean the law in effect as of the date hereof provided, however, that in the event there is a change in the law which results in a higher permissible rate of interest, then this Agreement and the Notes shall be governed by such new law as of its effective date.

             In this regard, it is expressly agreed that it is the intent of Obligors and Lenders in the execution, delivery and acceptance of each Note to contract in strict compliance with the laws of the State of Connecticut from time to time in effect. If, under or from any circumstances whatsoever, fulfillment of any provision hereof, of any Note or of any of the Loan Documents at the time of performance of such provision shall be due, shall involve transcending the limit of such validity prescribed by applicable law, then the obligation to be fulfilled shall automatically be reduced to the limits of such validity, and if under or from any circumstances whatsoever any Lender or the Agent should ever receive as interest an amount which would exceed the highest lawful rate, such amount which would be excessive interest shall be applied to the reduction of the principal balance evidenced hereby and not to the payment of interest. This provision shall control every other provision of all agreements between Obligors, the Lenders and the Agent.

2.12 Due Date; Late Charge. If any Note or any payment hereunder or under any Note becomes due on a day which is not a Business Day, the due date of such Note or payment shall be extended to the next succeeding Business Day and such extension of time shall be included in computing interest and fees in connection with such payment. Without limiting the Agent's and Lenders' rights and remedies with respect to the Event of Default that will have occurred, if the entire amount of any required principal and/or interest payment is not paid in full within fifteen (15) days after the same is due, Obligors shall pay to the Agent a late fee equal to the greater of five percent (5%) of the required payment or fifteen dollars ($15.00).

2.13         Direct Debit of Principal and Interest. Obligors agree that
             Agent may directly debit any Obligor's accounts held by Webster Bank for any principal or interest payment on any Obligation when such Obligation becomes due and payable.

2.14 Agency Fees. The Obligors shall pay to the Agent on the Date of Closing and on each anniversary thereof an annual agency fee in the amount of Twenty Thousand Dollars ($20,000).

2.15 Unused Fee. The Obligors shall pay to the Agent for the benefit of the Lenders by July 10, 2003, October 10, 2003, January 10, 2004 and April 10, 2004 a fee equal to one quarter of one percent (0.25%) of the difference obtained by subtracting from $10,000,000 the average daily principal amount outstanding on the Acquisition/ Capital Asset Line of Credit (excluding any amount used to prepay Subordinated Debt) for the three full calendar months prior to such payment date. The Obligors shall pay to the Agent by July 10, 2004, October 10, 2004, January 10, 2005 and April 10, 2005 a fee equal to one quarter of one percent (0.25%) of the difference obtained by subtracting from $15,000,000 the average daily principal amount outstanding on the Acquisition/Capital Asset Line of Credit for the three full calendar months prior to such payment date.

2.16 Interest Rate Hedge. The Obligors must hedge their interest rate exposure on at least fifty percent (50%) of the principal balance at any time outstanding under the Term Loan and the Acquisition/ Capital Asset Line of Credit by entering into an interest rate hedge agreement with Webster Bank or another counterparty acceptable to Agent. Any documentation relating to such hedge shall contain standard provisions, including make whole provisions, acceptable to Agent.

2.17 Several Obligations of Lenders. The obligations of the Lenders under the Notes, this Agreement and the other Loan Documents are the several obligations of each Lender in accordance with and to the extent of such Lender's Lender's Commitment Percentage and are not the joint obligations of the Lenders. The relation of the Lenders under this Agreement, the Agency Agreement and the other Loan Documents shall not create any joint venture or partnership among the Lenders.

2.18 Replacement of Lenders. If any Lender (an "Affected Lender") fails to make available to Agent its share of any advance for any Loan, the Obligors may, so long as no Event of Default or event which with the giving of notice or the passage of time would constitute an Event of Default has occurred and is then continuing, within ninety (90) days of such failure, by notice (a "Replacement Notice") in writing to the Agent and the Lenders (i) request the Affected Lender to cooperate with the Obligors in obtaining a replacement Lender satisfactory to non-Affected Lenders having an aggregate Lender's Commitment Percentage equal to or greater than fifty percent (50%), the Agent and the Obligors (the "Replacement Lender"); (ii) request the non-Affected Lenders to acquire and assume all of the Affected Lender's Loans as provided herein, but none of such Lenders shall be under an obligation to do so; or
             (iii) designate a Replacement Lender approved by non-Affected Lenders having an aggregate Lender's Commitment Percentage equal to or greater than fifty percent (50%) and the Agent, which consent shall not be unreasonably withheld or delayed. If any satisfactory Replacement Lender shall be obtained, and/or if any one or more of the non-Affected Lenders shall agree to acquire and assume all of the Affected Lender's Loans, then such Affected Lender shall sell to such Replacement Lender or non-Affected Lenders, as the case may be, at par value, such Affected Lender's Notes and its interests in the Loans, based upon the outstanding principal amounts thereof at the time of purchase, plus, to the extent actually paid by Obligors and collected by Agent, such Affected Lender's pro-rata share in accordance with its Lender's Commitment Percentage of interest, fees (excluding agency fees), late charges, costs and expenses and minus such Affected Lender's pro-rata share in accordance with its Lender's Commitment Percentage of costs and expenses owed to the Agent and not reimbursed by the Obligors. The Replacement Lender or non-Affected Lenders, as the case may be, shall also pay to the Agent at the time of purchase such Affected Lender's pro-rata share in accordance with its Lender's Commitment Percentage of costs and expenses owed to the Agent and not reimbursed by the Obligors. The Agent shall distribute to such Affected Lender the Affected Lender's Lender's Commitment Percentage of such unpaid interest, fees, late charges, costs and expenses and unreimbursed costs and expenses owed to the Agent if and when such amounts are collected by Agent from the Obligors. In the event of any purchase of an Affected Lender's Notes and interests in the Loans pursuant to this Section, notwithstanding any provisions of the Loan Documents, including the Notes, the Affected Lender shall not be entitled to any prepayment premium or fee in connection with such purchase. At the time of purchase, the Affected Lender shall deliver its Notes to the Agent with appropriate endorsements thereon and the Obligors, the Lenders and the Agent shall execute amendments to this Agreement, the Agency Agreement and any of the other Loan Documents which Agent deems appropriate to evidence the purchase of such Affected Lender's Notes and interests in the Loans and the Obligors shall issue replacement Notes to such Replacement Lender and/or non-Affected Lenders, as the case may be. Upon any such purchase and payment to the Affected Lender of the purchase price therefore, all rights and obligations of the Affected Lender under this Agreement, the Agency Agreement and the other Loan Documents, other than the right to receive payments from the Agent as set forth in this section if and when such amounts are collected by Agent from the Obligors and its rights and obligations relating to indemnification, shall terminate.

SECTION 3.  Collateral.

3.1 As security for the payment and performance of all Obligations, Obligors hereby grant to Agent:

            a. A first priority security interest in all of the Collateral, subject only to the Prior Encumbrances.

            b. A first priority security interest in all proceeds of any and all insurance on the Collateral.

            c. A first priority security interest in all proceeds and products of any item or type of the Collateral, subject only to Prior Encumbrances.

3.2         Grant of Mortgage.   VPS shall grant to Agent the Mortgage.

3.3 Pledge of Subsidiary Stock. Holdings shall pledge to Agent the stock it owns in Crystal Rock and VPS pursuant to the Stock Pledge Agreement.

3.4 Location of Collateral. All Collateral is and will be owned by Obligors, free of all liens and encumbrances other than Permitted Encumbrances and liens granted to the Agent and shall be kept by Obligors at the Premises and at the locations listed on Schedule
            3.4. Obligors will not, without Agent's prior written approval, remove the Collateral therefrom, except for the purposes of sale in. the ordinary course of business. All bottling facilities of the Obligors are identified as such on Schedule 3.4, the tenant for each leased location is as identified on Schedule 3.4 and the location of each public warehouse is identified as such on Schedule 3.4.

3.5 Defend Collateral. Obligors shall defend the Collateral against all claims and demands of all persons at any time claiming the same or any interest therein and, in the event the Agent's security interest in the Collateral, or any part thereof, would be impaired by an adverse decision, allow the Agent to contest or defend any such claim or demand in the Obligors' names and Obligors agree to pay, upon demand, the Agent's reasonable costs, charges and expenses, including, without limitation, attorney's fees, in connection therewith.

3.6 Financing Statements. From time to time, at the request of the Agent, Obligors shall execute, if necessary, deliver and file one or more financing statements on Form UCC-1 or other instruments, and do all other reasonable acts as the Agent deems necessary or desirable to perfect fully or to keep perfected its security interest in the Collateral and pay, upon demand, all reasonable expenses, including, without limitation, attorney's fees, incurred by the Agent in connection therewith. The Obligors hereby irrevocably appoint the Agent their attorney-in-fact to execute, if necessary, and file all such UCC-1 forms or other instruments, documents or agreements deemed necessary or desirable to fully perfect or keep perfected the Agent's security interest in the Collateral.

3.7 Further Assurances Re Inventory. Obligors shall perform any and all reasonable steps requested by Agent to perfect Agent's security interest in the Inventory, such as leasing warehouses to Agent or Agent's assignee, placing and maintaining signs, appointing custodians, executing and filing financing, amendment or continuation statements in form and substance satisfactory to Agent, maintaining stock records and transferring Inventory to warehouses. Upon the occurrence and during a continuance of an Event of Default, if any Inventory is in the possession or control of any of Obligors' agents or processors, Obligors shall notify such agents or processors of Agent's security interest therein, and, upon request, instruct them to hold all such Inventoryfor Agent's account and subject to Agent's instructions. A physical listing of all Inventory, wherever located, shall be taken by Obligors at least annually and whenever requested by Agent, and a copy of each such physical listing shall be provided to Agent. Agent may examine and inspect the Inventory upon reasonable notice during business hours.

3.8 Further Assurance Re Receivables. Obligors shall place notations upon Obligors' books of account to disclose the assignment of all Receivables to Agent or Agent's security interest therein and shall perform all other reasonable steps requested by Agent to create and maintain in Agent's favor a valid first priority security interest, assignment or lien in, of or on all Receivables and all other security held by or for Agent.

3.9 Guaranties. The Obligations shall be jointly and severally unconditionally guarantied by the Guarantors as provided in the Guaranties executed by each of them.

3.10 Revised Article 9. In connection with the revised Article 9 of the Uniform Commercial Code substantially in the form approved in 1998 by the American Law Institute and the National Conference of Commissioners on Uniform State Law ("Revised Article 9"), the Obligors hereby acknowledge and agree with the Agent as follows:

            a. In applying the law of any jurisdiction in which Revised Article
               9 is in effect, the Collateral is all assets of the Obligors, whether or not within the scope of Revised Article 9. The Collateral shall also include, without limitation, the following categories of assets as defined in Revised Article 9: goods (including inventory, equipment and any accessions thereto), instruments (including promissory notes), documents, accounts (including health-care-insurance receivables), chattel paper (whether tangible or electronic), deposit accounts, letter-of-credit rights (whether or not the letter of credit is evidenced by a writing), commercial tort claims, securities and all other investment property, general intangibles (including payment intangibles and software), supporting obligations and any and all proceeds of any thereof, wherever located, whether now owned and hereafter acquired. If the Obligors (or any of them) shall at any time, whether or not Revised Article 9 is in effect in any particular jurisdiction, acquire a commercial tort claim, as defined in Revised Article 9, the Obligors shall immediately notify the Agent in a writing signed by the Obligors of the brief details thereof and grant to the Agent in such writing a security interest therein and in the proceeds thereof, all upon the terms of this Agreement, with such writing to be in form and substance satisfactory to the Agent. The Agent may at any time and from time to time, pursuant to the provisions of this Agreement, file financing statements, continuation statements and amendments thereto that describe the Collateral as "all assets of the Obligors" or words of similar effect and which contain any other information required by Part 5 of Revised Article 9 for the sufficiency or filing office acceptance of any financing statement, continuation statement or amendment, including whether each Obligor is an organization, the type of organization and any organization identification number issued to each of the Obligors. The Obligors shall furnish any such information to the Agent promptly upon request. Any such financing statements, continuation statements or amendments may be signed by the Agent on behalf of the Obligors (or any of them), as provided in this Agreement, and may be filed at any time in any jurisdiction whether or not Revised Article 9 is then in effect in that jurisdiction.

            b. The Obligors shall at any time and from time to time, whether or not Revised Article 9 is in effect in any particular jurisdiction, take such steps as the Agent may reasonably request for the Agent (a) to obtain an acknowledgement, in form and substance satisfactory to the Agent, of any bailee having possession of any of the Collateral that the bailee holds such Collateral for the Agent, (b) to obtain "control" of any investment property, deposit accounts, letter-of-credit rights or electronic chattel paper (as such terms are defined in Revised
               Article 9 with corresponding provisions in ss.ss. 9-104, 9-105, 9-106 and 9-107 relating to what constitutes "control" for such items of Collateral), with any agreements establishing control to be in form and substance satisfactory to the Agent, and (c) otherwise to insure the continued perfection and priority of the Agent's security interest in any of the Collateral and of the preservation of its rights therein, whether in anticipation and following the effectiveness of Revised Article 9 in any jurisdiction.

            c. Nothing contained herein shall be construed to narrow the scope of the security interest granted hereby in any of the Collateral or the perfection or priority thereof or to impair or otherwise limit any of the rights, powers, privileges or remedies of the Agent hereunder except as (and then only to the extent) specifically mandated by Revised Article 9 to the extent then applicable.

3.11 Security Interest and License re Intangibles. The Obligors hereby grant to the Agent a security interest in and following the occurrence and during the continuance of an Event of Default, a non-exclusive license and right to use any and all patents, copyrights, tradenames, trademarks and all applications therefor, and licenses to any patent, copyright, tradename or trademark that the Obligors now owns, has the right to use (to the extent permitted by the governing document) or may hereafter own or acquire the right to use (to the extent permitted by the governing document). The Agent's security interest and non-exclusive license, as set forth in this subparagraph, shall specifically include all rights of the Obligors which may be necessary in order for the Agent to exercise or get the full benefit and value from the security interest set forth in this Agreement.

3.12 Mortgages on Real Estate. At least thirty (30) days prior to any purchase of real estate by any of the Obligors, the Obligors shall deliver to Agent notice of such intended purchase and all documentation and information which the Agent shall request in connection with such real estate, which documentation and information may include, without limitation, environmental reports, engineering reports, title reports, zoning reports and surveys. If the Agent so requests, which it may do in its sole and absolute discretion, the Obligors will deliver to Agent at the time of purchase a mortgage on the real estate being purchased in form and content satisfactory to Agent together with, if the Agent so requests, a title insurance policy in form and content satisfactory to Agent insuring the lien of the mortgage as a valid first priority mortgage lien, an opinion letter relating to such real estate and mortgage in form and substance satisfactory to Agent and such other documentation as Agent may reasonably request.

3.13 Water Contracts and Licenses. At least ten (10) days prior to entering into any material contract or license agreement by any of the Obligors relating to the supply of water, the Obligors shall deliver to Agent notice of such intended action and a complete copy of such contract or license agreement. All such contracts and license agreements shall specifically state that they are assignable to the Agent as security for the Obligations and to any subsequent lenders and Obligors shall take all steps necessary to complete such assignment to Agent, including, without limitation, the execution and delivery to Agent of an assignment of such contract or license agreement in form and content satisfactory to Agent.

3.14 Acquisitions. At least ten (10) days prior to consummation of an Acquisition which does not require the consent of the Agent pursuant to Section 6.4 and for which the Obligors are not requesting an advance under the Acquisition/Capital Asset Line of Credit, the Obligors shall deliver to Agent notice of such intended Acquisition and such other information as Agent shall request in connection with such Acquisition. Without in any way waiving or limiting the other covenants and requirements contained in this Agreement and the other Loan Documents, the Obligors shall take all actions reasonably requested by Agent in connection with any Acquisition to perfect Agent's security interest in the stock or other ownership interests or assets acquired in such Acquisition.

3.15 Costs and Expenses. Obligors will pay upon demand all costs and expenses incurred by Agent, including, without limitation, reasonable counsel fees, in connection with any of the actions set forth in this Section 3.

SECTION 4. Representations, Warranties and General Covenants. On the date hereof and in order to induce Lenders and Agent to enter into this Agreement, Obligors represent, warrant and covenant the following:

4.1 Organization and Qualification. Each Obligor is and will continue to be a corporation duly organized, validly existing and in good standing under the laws of the state of its incorporation and is and will continue to be duly qualified and licensed to do business in each other state in which the nature of its business makes such qualification necessary. Each Obligor has all requisite material permits, authorizations and licenses, without unusual restrictions or limitations, to own, operate and lease its properties and to conduct the business in which it is presently engaged, all of which are in full force and effect.

4.2 Corporate Records. The Certificate of Incorporation and all amendments thereto of each Obligor have been duly filed and are in proper order. All capital stock issued by each Obligor and outstanding has been properly issued and is fully paid and non-assessable, and all books and records of each Obligor, including but not limited to its minute books, bylaws, and books of account, are accurate and up to date in all material respects and will be so maintained.

4.3 Power and Authority. Each Obligor has the corporate power to execute, deliver and carry out the terms of the Loan Documents and to incur the Obligations and has taken all necessary corporate action to authorize the execution, delivery and performance by it of the Loan Documents.

4.4 No Legal Bar. The execution and delivery of the Loan Documents and compliance by Obligors with the terms and provisions thereof do not, on the date hereof, violate any provision of any existing law or regulation or any writ or decree of any court or governmental instrumentality, or any agreement or instrument to which any of the Obligors is a party or which is binding upon any of them or their assets, and will not result in the creation or imposition of any lien, security interest, charge or encumbrance of any nature whatsoever upon or in any of their assets, except as contemplated by the Loan Documents; no consent of any other party, and, other than the filing of UCC-1 financing statements and the Mortgage, no consent, license, approval or authorization of or registration or declaration with any governmental bureau or agency, is required in connection with the execution, delivery, performance, validity and enforceability of any of the Loan Documents; and the Loan Documents, upon the execution and delivery thereof and the execution or acceptance thereof by the Lenders and Agent, will be legal, valid, binding and enforceable obligations of the Obligors in accordance with their respective terms, except as limited by applicable bankruptcy, insolvency, reorganization, moratorium, fraudulent transfer or other laws of general application affecting enforcement of creditors' rights generally and the remedy of specific performance and injunctive and other forms of equitable relief may be subject to equitable defenses and the discretion of the court.

4.5 Title; No Liens. Except as set forth on Schedule 4.5, each of the Obligors has good and marketable title to all of its Property that it owns, subject to no mortgage, security interest, pledge, lien, encumbrance or other charge.

4.6 No Litigation. Except as set forth on Schedule 4.6, there is no litigation, administrative proceeding, hearing or to the knowledge of the Obligors, investigation of or before any governmental body presently pending or, to the knowledge of any of the Obligors, threatened against it or any of its Property and if all of the matters set forth on Schedule 4.6 were determined adversely to the Obligors, such adverse determinations, either individually or in the aggregate, would not have a material adverse effect on the Obligors, their businesses or their Property taken as a whole or on the Loan Documents or the rights and remedies granted therein.

4.7 No Default. None of the Obligors are, on the date hereof, in default with respect to the payment or performance of any of their Obligations or other Indebtedness or in the performance of any covenants or conditions to be performed by any of them pursuant to the terms and provisions of any Loan Documents or in any material respect, any other indenture, agreement or instrument to which any of them are a party or by which any of them are bound, and none of the Obligors has received a notice of default under any of the foregoing.

4.8 Compliance with Laws. Each Obligor has complied in all material respects with all applicable laws, ordinances, rules and regulations of the United States of America, and all states, counties, municipalities and agencies of any governmental authority thereof.

4.9 Taxes. Each Obligor has filed or caused to be filed or obtained extensions for the filing of, and will continue to file and cause to be filed, all federal, state and local tax returns required by law to be filed, and has paid and will continue to pay all taxes shown to be due and payable on such returns or on any assessment made against it, except if being contested in good faith, if adequate provision has been made therefor on its books of account and if requested by Agent, a reserve satisfactory to Agent has been set aside to pay such taxes, interest, penalties and costs associated therewith. No claims have been asserted with respect to such taxes which are not reflected in the financial statements which have been furnished by Obligors to Lenders.

4.10 Financial Condition. The Obligors have submitted to Lenders various financial statements and information as of October 31, 2001 and subsequent Form 10-Qs through the date hereof, and represent that all of such financial information is true and correct; that such financial information fairly presents the consolidated financial condition and results of operations of Holdings and its Subsidiaries as of the dates thereof and for the periods indicated therein; that such financial statements have been prepared in accordance with GAAP and practices consistently maintained throughout the periods involved; and that, as of the date of such financial information, there were no material unrealized or anticipated losses from any unfavorable commitments of any of the Obligors and that there has been no material adverse change in the business or Property or in the condition, financial or otherwise, of any of the Obligors from that set forth in such financial statements other than as disclosed in subsequent financial statements which will have been previously delivered to each Lender.

4.11 Accuracy of Representations. To the best of the Obligors' knowledge, after due inquiry, no representation or warranty by any of the Obligors contained in any certificate or other document furnished or to be furnished by it pursuant to this Agreement or in connection with the transactions contemplated under this Agreement, contains, or at the time of delivery will contain, any untrue statement of material fact or omits or will omit to state a material fact necessary to make it not misleading in light of the circumstances under which it was made.

4.12 Trade Names and Chief Executive Offices. Each of the Obligors operates its business under the trade names set forth for it on
            Schedule 4.12 and has not used within the last five years and does not currently use any other trade names. The chief executive office of each Obligor and its principal place of business is at the address set forth for that Obligor at the beginning of this Agreement.

4.13 Parents, Affiliates or Subsidiaries. Holdings has no parent corporation and none of the Obligors have any Affiliates or Subsidiaries other than each other, Computer Designed Systems, Inc. and Adirondack, Excelsior and Crystal-Waterville. Crystal Rock and VPS are wholly owned Subsidiaries of Holdings. Adirondack and Excelsior are wholly owned Subsidiaries of VPS. Crystal-Waterville is a wholly owned Subsidiary of Crystal Rock. Crystal Rock owns approximately twenty-one percent (21%) of the outstanding stock of Computer Designed Systems, Inc.

4.14 Agreements Regarding Stock. None of the Obligors has any agreements pertaining to the issuance, purchase or sale of its capital stock, except as set forth on Schedule 4.14.

4.15 Collective Bargaining Agreements. None of the Obligors is a party to any collective bargaining agreements.

4.16 Subsequent Advances Under the Loans. Each request by any Obligor for an advance under the Revolving Line of Credit or the Acquisition/ Capital Asset Line of Credit or for the issuance of a Standby Letter of Credit shall constitute a representation by such Obligor to Lenders and Agent that (a) either (i) all of the representations and warranties contained in this Agreement shall have continued to be true and accurate in all material respects to and including the date of such borrowing as though made on and as of such date or (ii) any changes in any material respect to such representations and warranties have been disclosed in writing to the Agent and individually or in the aggregate could not reasonably be foreseen to result in a material adverse change to the Collateral or in the business, properties, condition or operations, financial or otherwise, of any Obligor; (b) no event has occurred and is continuing, or would exist as a result of the proposed borrowing, which constitutes an Event of Default hereunder or would constitute such an Event of Default but for the giving of notice or passage of time; (c) each Obligor has performed all of the agreements on its part contained in the Loan Documents and required to be performed by it on or prior to the date of such borrowing; and (d) the corporate resolutions authorizing the Loan Documents and the underlying transactions remain in full force and effect and have not been modified or amended in any respect.

4.17 Saleable Value of Assets. The fair saleable value of the assets of each Obligor, after giving effect to the transactions contemplated by the Loan Documents, will be in excess of its debts (including contingent, subordinated, unmatured and unliquidated liabilities).

4.18 Sufficient Cash Flow. Each Obligor has, and after giving effect to the transactions contemplated by the Loan Documents each Obligor will have, sufficient cash flow to continue to operate its business in the ordinary course as heretofore conducted, make the payments called for by the Loan Documents and pay all other debts, including but not limited to payments under the Notes, supplier payments, pension and other employee benefit plan liabilities, business expenses and taxes, as the same shall become due.

4.19 No Hindrance. None of the Obligors has any intent to hinder, delay or defraud any entity to which it is or will become indebted.

4.20 Capitalization. None of the Obligors, after giving effect to the transactions contemplated by the Loan Documents, will be engaged in any business or transaction or is about to engage in any business or transaction for which it has unreasonably small capital.

4.21 Ability to Pay Debts. None of the Obligors, after giving effect to the transactions contemplated by the Loan Documents, intends to incur nor does it believe that it will incur debts beyond its ability to pay as they become due.

4.22 Ownership of Property. None of the Obligors has in its possession any personal property of which it is not the actual owner, except as described on Schedule 4.22.

4.23 Benefit of Loans. Each Obligor shall receive material direct and indirect benefits from the making of any portion of the Loans to any of the Obligors and a satisfactory financial condition and successful business operations of each Obligor benefits, directly and indirectly, each of the other Obligors.

4.24 Adirondack, Excelsior and Crystal-Waterville. None of Adirondack, Excelsior or Crystal-Waterville is an operating entity or has any assets, liabilities or revenues.

4.25 Compliance with Land Use Permits. The Obligors are in material compliance with all land use permits relating to the Premises.

4.26 Revised Article 9 Information. The type of organization of each Obligor, the state of organization of each Obligor, the organizational identification number of each Obligor for Revised
            Article 9 purposes in each such state of organization and the Federal Employer Identification number of each Obligor is set forth on Schedule 4.26.

4.27 Water Contracts and Licenses. All of Obligors' material contracts and license agreements relating to the supply of water to any of the Obligors are listed on Schedule 4.27, all such material contracts and license agreements are in full force and effect and have not been amended or modified in any respect, no Obligor and, to the knowledge of the Obligors, no other party thereto is in default with respect thereto, and true and complete copies of all such material contracts and license agreements have been provided to Agent.

SECTION 5. Affirmative Covenants. Obligors covenant and agree that, so long as any of the Obligations shall remain outstanding, they will perform and observe each and all of the covenants and agreements herein set forth, unless waived in writing by Agent.

5.1 Payments Under this Agreement and the other Loan Documents. Each Obligor will make punctual payment of all monies and will faithfully and fully keep and perform all of the terms, conditions, covenants and will be bound in all respects as obligor under this Agreement and the other Loan Documents. All Obligations shall be direct and primary obligations of each Obligor and each Obligor shall be jointly and severally liable for all Obligations. Notwithstanding any term or provision of this Agreement, the Notes or the other Loan Documents to the contrary, the Obligations of each Obligor shall not exceed the maximum amount for which such Obligor can be liable without rendering the Obligations of such Obligor voidable under applicable law relating to fraudulent conveyance or fraudulent transfer or similar laws affecting the rights of creditors generally.

5.2 Information, Access to Books, and Inspection. Each Obligor will furnish to each Lender such information regarding the business affairs and financial condition of the Obligors as such Lender may reasonably request and give any representative of any Lender access during normal business hours to, and permit him/her to examine and copy, make extracts from, and audit any and all books, records and documents in the possession of Obligors relating to their affairs and to inspect any of the Property so long as each Lender and its representative agrees to maintain the confidentiality of such information.

5.3 Payment of Liabilities. Each Obligor will pay and discharge at or before their maturity all taxes, assessments, rents, claims, debts and charges, except where the same may be contested in good faith, will maintain, in accordance with GAAP, appropriate reserves for the accrual of any of the same and if requested by Agent, will set aside a reserve satisfactory to Agent to pay such contested amounts and all taxes, interest, penalties and costs associated therewith.

5.4 Corporate Existence, Properties. Each Obligor will continue to conduct its business as presently conducted; will do or cause to be done all things necessary to preserve and keep in full force and effect its corporate existence, rights and franchises, and will comply with all laws applicable thereto; will maintain all licenses, patents and other rights necessary for the operation of its business; will at all times maintain, preserve and protect all franchises, patents, trademarks, trade names and water rights and will preserve, to the extent deemed necessary or appropriate by Obligors in their reasonable business judgment, all of the remainder of its Property used or useful in the conduct of its business and will keep the same in good condition and repair (normal wear and tear and obsolescence excepted), and from time to time will reasonably make, or cause to be made, all needful and proper repairs, renewals, replacements, betterments and improvements thereto, and will pay or cause to be paid, except when the same may be contested in good faith, all rent due on premises where any Property is held or may be held, so that the business carried on in connection therewith may be continuously conducted.

5.5 Insurance. Each Obligor will have and maintain casualty insurance at all times with respect to all Property and all Collateral against risks of fire (including so-called extended coverage), theft and such risks as Agent may reasonably require, business interruption insurance as Agent may reasonably require, public liability insurance as Agent may reasonably require and flood insurance as Agent may reasonably require, containing such terms, in such form, in such amounts (including 100% of the full insurable value of buildings, improvements and personal property with respect to casualty insurance) and for such periods, and written by such companies as may reasonably be satisfactory to Agent, such insurance to be payable to Agent and Obligors as their interests may appear. Each policy of insurance shall have a mortgagee and loss payee endorsement providing:

            a. That loss or damage, if any under the policy, shall be payable to
               Agent, as secured party, as its interests may appear;

            b. That the insurance as to the interest of Agent shall not be invalidated by any act or neglect of the insured or owner of the property described in said policy, nor by any foreclosure, or other proceeding, nor by any change in the title of ownership of said property, nor by the occupation of the premises where the property is located for purposes more hazardous than are permitted by said policy;

            c. That, if the policy is canceled at any time by the insurance carrier, in such case the policy shall continue in force for the benefit of Agent for not less than thirty (30) days after written notice of cancellation to Agent from the insurance carrier; and

            d. That the policy will not be reduced or canceled at the request of the insured nor will said loss payee endorsement be amended or deleted without thirty (30) days' prior written notice to Agent from the insurance carrier.

          Upon the occurrence and during the continuance of any Event of Default, Agent may act as attorney for the Obligors in obtaining, adjusting, settling, and canceling such insurance and receiving and endorsing any drafts. Each Obligor hereby assigns to Agent any and all monies which may become due and payable under any policy insuring the Collateral covered by this Agreement, including return of unearned premiums, and hereby directs any insurance company issuing any such policy to make payment directly to Agent and authorizes Agent, at its option except to the extent that either of the next two sentences apply,: (i) to apply such monies in payment on account of any Obligation hereunder, whether or not due, and remit any surplus to Obligors; or (ii) to return said funds to Obligors for the purpose of replacement of the Collateral. Upon the damage, destruction or loss of any personal property which constitutes Collateral in an aggregate amount of $250,000 or less, Agent agrees that it will return said funds to Obligors for the purpose of replacement of the Collateral with new Collateral of the same value and utility if no event which constitutes or which with notice or lapse of time, or both, would constitute an Event of Default has occurred and the damage, destruction or loss has not materially impaired the business operations of any of the Obligors. If the damage, destruction or loss of any personal property which constitutes Collateral exceeds an aggregate amount of $250,000, Agent agrees that it will return said funds to Obligors for the purpose of replacement of the Collateral with new Collateral of the same value and utility but only on the following conditions: (i) no event which constitutes or which with notice or lapse of time, or both, would constitute an Event of Default has occurred, (ii) the damage, destruction or loss has not materially impaired the business operations of any of the Obligors, (iii) Agent has approved the plans and specifications for the replacement Collateral, (iv) funds are released to the Obligors as the replacement progresses in accordance with Agent's customary procedures for financings  of  property  such  as the  replacement  Collateral.  Each
          Obligor will also at all times maintain necessary workers' compensation insurance and such other insurance as may be required by law or as may be reasonably required in writing by Agent.

          Obligors will furnish Agent with certificates or other evidence satisfactory to Agent of compliance with the foregoing insurance provisions on the Date of Closing and thirty (30) days prior to each anniversary of the Date of Closing.

5.6 Compliance with Laws. Each Obligor shall comply in all material respects with all laws, ordinances, rules or regulations, applicable to it, of all federal, state or municipal governmental authorities, instrumentalities or agencies including, without limitation, ERISA, the United States Occupational Safety and Health Act of 1970, as amended, and all federal, state, county and municipal laws, ordinances, rules and regulations relating to the environment or the employment of labor, as such may be amended.

5.7 Notices. Obligors will promptly give notice in writing to each Lender of: (a) the occurrence of any event which constitutes or which with notice or lapse of time, or both, would constitute an Event of Default under this Agreement or any of the other Loan Documents; (b) the occurrence of any material adverse change in the business, properties or the condition or operations, financial or otherwise, of any of the Obligors, or the occurrence of any event which is reasonably likely to result in such a material adverse change, in each case specifying such change or event; (c) any court or governmental orders, notices, claims, investigations, litigation and proceedings received by or involving any of the Obligors in which the aggregate amount involved is $100,000 or more and not covered by insurance; (d) any material dispute which may exist between any of the Obligors and any governmental regulatory body or any other party; and (e) any proposed or actual change in the names, identities or corporate structure of any of the Obligors.

5.8 Financial Statements. Obligors shall deliver or cause to be delivered to each Lender:

            a. As soon as available and in any event within ninety (90) days after the close of each fiscal year of Holdings, audited consolidated and consolidating financial statements including a balance sheet as of the close of such fiscal year and statements of operations and changes in stockholders' equity and changes in cash flows for the year then ended, all on a comparative basis with corresponding statements for the preceding fiscal year and prepared in conformity with GAAP, applied on a basis consistent with that of the preceding year, and accompanied by a report thereon, containing an opinion, unqualified as to scope, of a firm of independent certified public accountants selected by Holdings and reasonably acceptable to Agent, stating that the financial statements fairly present in all material respects the consolidated financial condition and results of operation of Holdings and its Subsidiaries as of the end of the fiscal year and for the period then ended.

            b. As soon as available and in any event within forty-five (45) days after the end of each fiscal quarter in each fiscal year, Holdings' Form 10Q as filed with the Securities Exchange Commission and a consolidated balance sheet of Holdings and its Subsidiaries as of the close of such fiscal quarter and consolidating statements of operations and changes in cash flows for that portion of the fiscal year-to-date then ended, all on a comparative basis with the budget and prepared in conformity with GAAP, applied on a basis consistent with that of the preceding period, and which shall be certified by the President, Chief Executive Officer or Chief Financial Officer of Holdings as being accurate and fairly presenting the financial condition of Holdings and its Subsidiaries.

            c. Together with the statements and reports referred to in sub-
               paragraphs a. and b. above, a written statement from the President, Chief Executive Officer or Chief Financial Officer of Holdings certifying compliance with all financial covenants and reflecting all computations in connection therewith and certifying that there exists no Event of Default, or any event but for the giving of notice or the passage of time would constitute an Event of Default.

            d. As soon as available and in any event within ninety (90) days after the close of each fiscal year of Holdings, detailed budgets and projections for the current fiscal year of Holdings, VPS and Crystal Rock approved by the Board of Directors of Holdings.

            e. As soon as available and in any event within ten (10) days after the end of each month, a report in a form acceptable to Agent reflecting retail sales versus the budget for such sales, detailed between branded and private label.

            f. From time to time, promptly upon any Lender's written request, such other information about the financial condition and operations of Obligors as such Lender may reasonably request, in form and detail reasonably satisfactory to such Lender.


5.9 Operating Accounts. Obligors shall maintain their primary operating and disbursement accounts with Webster Bank and shall utilize the cash management services provided by Webster Bank or any other Lender, including, at Obligors' option, automated "sweep" and investment features. VPS may retain a local depository relationship for collection and payroll purposes.

5.10        Pension Plans.

            a. No event, including but not limited to any "reportable event", as that term is defined in Section 4043 of ERISA, exists in connection with any of its Plans and any entities related to it under Section 414(b), (c), (m), (n) or (o) of the Code has occurred which might constitute grounds for termination of any such Plan by the PBGC, or for the appointment by the appropriate United States District Court of a trustee to administer any such Plan. A list of all of the Obligors' Plans are attached hereto on
               Schedule 5.10;

            b. No "prohibited transaction" within the meaning of Section 406 of
               ERISA or Section 4975 of the Code exists or will exist upon the execution and delivery of this Agreement and the other Loan Documents, or the performance by the parties hereto or thereto of their respective duties and obligations hereunder and thereunder;

            c. Each Obligor shall do all acts, including, but not limited to, making all contributions necessary to maintain compliance with ERISA and the Code, and agrees not to terminate any Plan in a manner or do or fail to do any act which could result in the imposition of a lien on any of its properties pursuant to Section 4068 of ERISA;

            d. None of the Obligors sponsors or maintains, and has never contributed to, and has not incurred any withdrawal liability under a "multi employer plan" as defined in Section 3 of ERISA and none has any written or verbal commitment of any kind to establish, maintain or contribute to any "multi employer plan" under the Multi Employer Pension Plan Amendments Act of 1980;

            e. None of the Obligors has any unfunded liability in contravention of ERISA and the Code;

            f. Each of the Plans complies currently, and has complied in the past, in all material respects, both as to form and operation, with its terms and with the provisions of the Code and ERISA, and all applicable regulations thereunder and all applicable rules issued by the Internal Revenue Service, U.S. Department of Labor and the PBGC and as such, is and remains a "qualified" plan under the Code;

            g. No actions, suits or claims are pending (other than routine claims for benefits) against any Plan or the assets of any Plan;

            h. Each Obligor has performed in all material respects all obligations required to be performed by it under any Plan set forth in Schedule 5.10 and it is not in default or in violation of any Plan, and has no knowledge of any such default or violation by any other party to any such Plans;

            i. No liability has been incurred by any Obligor to the PBGC or to participants or beneficiaries on account of any termination of a Plan subject to Title IV of ERISA, no notice of intent to terminate a Plan has been filed by (or on behalf of) it pursuant to Section 4041 of ERISA and no proceeding has been commenced by the PBGC pursuant to Section 4042 of ERISA;

            j. The reporting and disclosure provisions of the Securities Act of
               1933 and Securities Exchange Act of 1934 have been complied with for all Plans, to the extent applicable.

5.11        Environmental Matters.

            a. Each Obligor has obtained all permits, licenses and other authorizations which are required under all Environmental Laws. Each Obligor is in compliance with the terms and conditions of all such permits, licenses and authorizations, and is, to the best of its knowledge, also in compliance with all other limitations, restrictions, conditions, standards, prohibitions, requirements, obligations, schedules and timetables contained in any applicable Environmental Law or in any regulation, code, plan, order, decree, judgment, injunction, notice or demand letter issued, entered, promulgated or approved thereunder.

            b. No notice, notification, demand, request for information, citation, summons or order has been issued, no complaint has been filed, no penalty has been assessed and, to the knowledge of the Obligors, no investigation or review is pending or threatened by any governmental or other entity with respect to any alleged failure by any Obligor to have any permit, license or authorization required in connection with the conduct of its business or with respect to any Environmental Laws, including without limitation, Environmental Laws relating to the generation, treatment, storage, recycling, transportation, disposal or release of any Hazardous Materials.

            c. No oral or written notification of a release of a Hazardous
               Material has been filed by or against any Obligor and to the best of each Obligor's knowledge, no property now or previously owned, leased or used by it is listed or proposed for listing on the Comprehensive Environmental Response, Compensation and Liability Inventory of Sites or National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or on any similar state or federal list of sites requiring investigation or clean-up.

            d. There are no liens or encumbrances arising under or pursuant to any Environmental Laws on any of the property or properties owned by any Obligor, and no governmental actions have been taken or are in process which could subject any of such properties to such liens or encumbrances or, as a result of which any Obligor would be required to place any notice or restriction relating to the presence of Hazardous Materials at any property owned by it in any deed to such property.

            e. Neither Obligors nor, to the best of their knowledge, any previous owner, tenant, occupant or user of any property owned by any Obligor, has (i) engaged in or permitted any operations or activities upon or any use or occupancy of such property, or any portion thereof, for the purpose of or in any way involving the release, discharge, refining, dumping or disposal (whether legal or illegal, accidental or intentional) of any Hazardous Materials in an amount required to be reported to any governmental agency or authority on, under, in or about such property, or (ii) transported or had transported any Hazardous Materials to such property except to the extent such Hazardous Materials are commonly used in day-to-day operations of such property and, in such case, in compliance with, all applicable Environmental Laws;
               (iii) engaged in or permitted any operations or activities which would allow the facility to be considered a treatment, storage or disposal facility as that term is defined in 40 CFR 264 and 265,
               (iv) engaged in or permitted any operations or activities which would cause any property now owned, leased or used by it to become subject to any state transfer act, or (v) constructed, stored or otherwise located Hazardous Materials on, under, in or about any property now owned, leased or used by it except to the extent commonly used in day-to-day operations of such properties and, in such case, in compliance with all applicable Environmental Laws. Further, to the best of Obligors' knowledge, no Hazardous Materials have migrated from other properties upon, about or beneath any property now owned, leased or used by any of them.

SECTION 6. Negative Covenants. So long as any Obligations remain outstanding and unpaid, Obligors covenant and agree that they will not without the express written consent of Agent:

6.1 Limitation on Liens. Incur or permit to exist any lien, mortgage, security interest, pledge, charge or other encumbrance against the Property, whether now owned or hereafter acquired (including, without limitation, any lien or encumbrance relating to any response, removal or clean-up of any toxic substances or hazardous wastes), except: (a) liens, mortgages, security interests, charges or other encumbrances in favor of Agent or specifically permitted in writing by Agent; (b) liens or pledges incidental to the conduct of business or the ownership of properties and assets (including liens or pledges in connection with worker's compensation, unemployment insurance and other like laws, warehousemen's and attorneys' liens and statutory landlords' liens) and liens to secure the performance of bids, tenders or trade contracts, or to secure statutory obligations, surety or appeal bonds or other liens of like general nature incurred in the ordinary course of business and not in connection with the borrowing of money provided in each case, the obligation secured is not overdue; (c) tax liens which are being contested in good faith with the prior written consent of Agent and against which, if requested by Agent, Obligors shall maintain reserves in amounts and in form (book, cash, bond or otherwise) satisfactory to Agent; (d) the liens existing on the Date of Closing which are listed on Schedule 4.5; and (e) purchase money security interests pursuant to which the amount financed and secured thereby does not exceed $250,000 in any one fiscal year.

6.2 Limitation on Other Borrowing. Incur, create, assume or permit to exist any Indebtedness other than (a) Indebtedness to the Lenders pursuant to this Agreement, (b) Indebtedness existing on the Date of Closing which is listed on Schedule 6.2, (c) purchase money indebtedness pursuant to which the amount financed does not exceed $250,000 in any one fiscal year, and (d) advances made from any Obligor to any other Obligor.

6.3 Limitation on Contingent Liabilities. Become liable as guarantor, surety, endorser or otherwise for, or agree to purchase, repurchase or assume, any obligation of any person, firm or corporation, except for endorsement of commercial paper and negotiable instruments for deposit, collection, or discount in the ordinary course of business.

6.4 Limitation on Advances and Investments. Make or suffer to exist any advances or loans to, or any investments in (by transfers of property, contributions to capital, purchase of stock or securities or evidence of indebtedness, acquisition of assets or business or otherwise) any person, firm or corporation, including officers or employees of Obligors, other than (a) Capital Expenditures permitted by Section 6.20, (b) advances for employee business expenses in the ordinary course of business, (c) advances or loans to another Obligor, (d) investments in U. S. Treasury obligations, Certificates of Deposits issued by banks domiciled in the United States and securities pursuant to Agent's automatic sweep investment account, in each case in the ordinary course of business, (e) the existing investments in Mac Casualty Ltd. and Computer Designed Systems, Inc. as of the Date of Closing and (f) Acquisitions of businesses within the home and office business segment of the food and beverage industry which derive seventy-five percent (75%) or more of their revenues from the home and office delivery of bottled water and refreshment products and for which, in any one transaction, the total purchase price does not exceed $4,000,000, the amount borrowed under the Acquisition/Capital Asset Line of Credit does not exceed $3,000,000 and the total amount of the purchase price funded by internally generated cash does not exceed $1,000,000 and after giving effect to which, as certified in a written statement from the President, Chief Executive Officer or Chief Financial Officer of Holdings delivered to Agent prior to such Acquisition demonstrating compliance with all financial covenants on a proforma basis after taking into account such Acquisition and reflecting all computations in connection therewith, no Event of Default, or event which with the giving of notice or the passage of time would constitute an Event of Default, shall have occurred. None of the Obligors shall enter into any joint venture.

6.5 Limitation on Fundamental Changes. Merge or consolidate with or into any other firm or corporation; dissolve or liquidate; change substantially their lines of business; change their names; convey, sell, lease or otherwise dispose of all or substantially all of their property, assets or business.

6.6 Limitation on Affiliates and Subsidiaries. Acquire, form or dispose of any Subsidiary or Affiliate or acquire all, or substantially all or any material portion of the stock or assets of any other person, firm, corporation, corporate division or business entity other than (i) Acquisitions permitted by Section 6.4, provided, however, that Obligors have given prior written notice thereof to Agent and have taken, at Obligors' sole cost and expense, all steps reasonably required by Agent to perfect the Agent's security interest in the stock or assets acquired,
               (ii) the disposition of Mac Casualty Ltd. or Computer Designed Systems, Inc. or any interest therein with written notice thereof to Agent and (iii) the dissolution of Adirondack, Excelsior or Crystal-Waterville; provided, however, that Obligors have given prior written notice thereof to Agent.

6.7 Limitation on Changes in Management. Make or consent to a material change in the manner in which the business of the Obligors is conducted or make or consent to a change in management so that any of Timothy G. Fallon, Bruce S. MacDonald, John Baker or Peter Baker (the "Managers") are no longer actively involved in the management of the Obligors; provided, however, the Agent will not unreasonably withhold its consent to a suitable replacement to any of the Managers approved by the Board of Directors of Holdings. Each Manager shall be a party to an employment contract that is satisfactory to Agent at the time of entering into or amending such contract.

6.8 Limitation on Disposition of Assets. Sell, exchange or otherwise dispose of any Property, other than finished goods and inventory in the ordinary course of business and obsolete equipment no longer used or useful in the conduct of business which is replaced by equipment of at least equivalent value which is subject to a valid perfected first priority security interest in the Agent; provided, however, that Obligors need not replace any such equipment if it is unnecessary to do so in the business judgment of the Obligors and the proceeds thereof are applied to the outstanding principal balance on the Term Loan.

6.9 Limitation on Dividends and Distributions. Declare or pay any Dividend (unless payable in capital stock of Holdings) or authorize or make any other distribution on or with respect to any shares of capital stock of Holdings, whether now or hereafter outstanding.

6.10 Limitation on Acquisition of Stock of Holdings. Purchase, acquire or redeem, or make any commitment to purchase, acquire or redeem, any of the capital stock of Holdings, whether now or hereafter outstanding.

6.11 Limitation on Officer Compensation. Pay direct or indirect compensation to any officer or director, whether bonus, commission, stock distribution, or otherwise (but specifically excluding salary), which would, after giving effect thereto, constitute an Event of Default hereunder.

6.12 Limitation on Transactions with Affiliates. Other than the Subordinated Debt with the Subordinated Lenders and the Subordinated Encumbrances related thereto, employment contracts, the grant of stock options, the existing arrangements with Mac Casualty Ltd. and Computer Designed Systems, Inc. and the lease of property in Watertown and Stamford, Connecticut, enter into, or be a party to, any transaction with any Affiliate (including, without limitation, transactions involving the purchase, sale or exchange of property, the rendering of services or the sale of stock) except in the ordinary course of business pursuant to the reasonable requirements of the Obligors and upon fair and reasonable terms no less favorable to the Obligors than Obligors would obtain in a comparable arm's-length transaction with a person other than an Affiliate.

6.13 Limitation on Change of Name or Location. Change their corporate names or conduct any of their business under any trade name or style other than as set forth on Schedule 4.12 or change their chief executive offices, principal places of business or other places of business or the locations of the Collateral or records relating to the Collateral from those locations set forth in
               Section 3.4 and Section 4.12; provided, however, that Obligors may do any of the foregoing, other than change their chief executive offices or principal places of business, if Obligors give at least thirty (30) days prior written notice thereof to Agent and take, prior to any such change, at Obligors' sole cost and expense, all steps reasonably required by Agent to maintain Agent's perfection of its first priority security interest in the Collateral.

6.14 Mandatory Prepayment. Permit the aggregate outstanding principal amount of the Revolving Line of Credit Notes to exceed, at any time, six million five hundred thousand dollars ($6,500,000) less
               (a) the maximum amount available to be drawn under all issued and outstanding Standby Letters of Credit (assuming all conditions for drawing have been satisfied), and (b) all amounts drawn under issued Standby Letters of Credit for which the Agent has not been reimbursed by the Obligors and, in the event any advances are outstanding in excess of such amount, prepay on any day so much of the outstanding principal amount which is in excess thereof.

6.15 Limitation on Changes in Accounting Methods. Make or consent to a material change in their method of accounting unless such change is required by GAAP; provided, however, that if any such change would affect the calculation of any of the financial covenants contained in this Agreement, the Obligors shall continue to provide financial statements without such change for the purpose of calculating compliance with the financial covenants until such time as the financial covenants are adjusted by agreement of the Obligors and the Lenders to take into account such change required by GAAP.

6.16 Senior Funded Debt to EBITDA. Permit the ratio of Senior Funded Debt to EBITDA to be greater than 3.00 to 1.00 as of the end of any fiscal quarter. This ratio shall be tested as of the end of each fiscal quarter, commencing with the fiscal quarter ending April 30, 2003, for the fiscal quarter then ended and the immediately preceding three fiscal quarters. Projected EBITDA for each new Acquisition for the first year after such Acquisition as agreed upon by the Agent and the Obligors will also be included in this calculation. Such projected EBITDA will consist of 75% of the year one adjusted EBITDA (after cost eliminations). For every quarter of actual operations in the first year after such Acquisition, the projected EBITDA for those quarters will be replaced by the actual EBITDA.

6.17 Debt Service Coverage Ratio. Permit its Debt Service Coverage Ratio to be less than 1.2 to 1.0. This ratio shall be tested as of the end of each fiscal quarter, commencing with the fiscal quarter ending April 30, 2003, for the fiscal quarter then ended and the immediately preceding three fiscal quarters. Notwithstanding the foregoing, for the fiscal quarter ending April 30, 2003, the Current Maturities of Long Term Debt included in the calculation of the Debt Service Coverage Ratio shall be the actual current maturity of long term Indebtedness paid during the month of April multiplied by twelve (12), and for the next three fiscal quarters, the Current Maturities of Long Term Debt included in the calculation of the Debt Service Coverage Ratio shall be the actual current maturity of long term Indebtedness paid during such quarter multiplied by four (4). Projected EBITDA for each new Acquisition for the first year after such Acquisition as agreed upon by the Agent and the Obligors will also be included in this calculation. Such projected EBITDA will consist of 75% of the year one adjusted EBITDA (after cost eliminations). For every quarter of actual operations in the first year after such Acquisition, the projected EBITDA for those quarters will be replaced by the actual EBITDA.

6.18 Current Ratio. Permit at any time its Current Ratio to be less than 1.0 to 1.0.

6.19 Net Losses. Permit any Net Loss. This covenant shall be tested as of the end of the second, third and fourth fiscal quarters, for the fiscal quarter then ended (not on a year to date basis), of each fiscal year.

6.20 Capital Expenditures. Permit Capital Expenditures in any fiscal year, on a non cumulative basis, to exceed the lesser of (i) $3,000,000 plus Net Income or (ii) $5,000,000; provided, however, that the portions of expenditures for Acquisitions and Capital Assets funded with advances under the Acquisition/Capital Asset Line of Credit shall be excluded from such calculation. This covenant shall be tested as of the end of each fiscal year, commencing with the fiscal year ending October 31, 2003.

6.21           Adirondack,  Excelsior  and  Crystal-Waterville.  Permit  any  of
               Adirondack,   Excelsior  or  Crystal-Waterville  to  conduct  any
               business, acquire any assets or incur any liabilities.

SECTION 7.      Default.

7.1 The occurrence of any of the following events will constitute an Event of Default under this Agreement:

            a. The failure by Obligors to pay any  installment of principal and/or interest due under any of the Loans or any of the other Obligations when due and payable.

            b. The  failure  by  Obligors  to  pay  taxes,  if  any,  due on any indebtedness under the Loans or any tax or assessment upon any collateral securing the Obligations, on or before the same shall become due and payable.

            c. The failure of Obligors (i) to observe or perform any affirmative covenant contained in Section 5 of this Agreement other than sections 5.5 and 5.7 and such failure continues for a period of thirty (30) days, provided that Obligors at all times diligently pursue the cure of such failure or (ii) to observe or perform any other covenant contained in this Agreement, including, without limitation, sections 5.5 and 5.7, or in any of the other Loan Documents.

            d. The  occurrence of an Event of Default as defined in or under any of the other Loan Documents.

            e. The  filing  by  or  against   any   Obligor  of  any   petition,
               arrangement, reorganization, or the like under any insolvency or bankruptcy law, or the adjudication of any Obligor as a bankrupt (and if such filing is involuntary, the failure to have same dismissed within sixty (60) days from the date of filing), or the making of an assignment for the benefit of creditors, or the appointment of a receiver for any part of Obligors' properties or the admission in writing by any Obligor of its inability to pay debts as they become due.

            f. The breach of any material  warranty or the untruth or inaccuracy of any material representation of any Obligor contained in the Loan Documents.

            g. The occurrence of a default  beyond any applicable  grace or cure period under, or demand for the payment of, any other note or obligation of any Obligor to any Lender.

            h. The  failure by any Obligor to make  payment on any  Indebtedness with an outstanding principal balance in excess of $25,000 due to any party other than any Lender, beyond any grace period provided with respect thereto, or upon demand, or the failure to perform any other term, condition, or covenant contained in any agreement under which any such Indebtedness is created, the effect of which failure is to cause or permit the holder of such Indebtedness to cause such Indebtedness to become due and payable prior to its date of maturity.

            i. The  dissolution,  liquidation or termination of existence of any
               Obligor.

            j. The passage or enforcement of any federal, state, or local law or the rendition of a final decision of any court (other than a law or decision with respect to a tax upon the general revenues or income of any Lender) in any way directly changing or affecting any of the Loans or lessening the net income thereon in a fashion which is not corrected or reimbursed by Obligors.

            k. The passage or enforcement of any federal, state, or local law or the rendition of a final decision of any court in any way impairing any Lender's ability to charge and collect the interest stated in the Notes, including without limitation, the ability to vary the interest payable under the Notes in accordance with their terms.

            l. A  judgment  or  judgments  for the  payment  of  money  shall be rendered against any Obligor, any such judgment or judgments shall remain unsatisfied and in effect for a period of thirty
               (30) consecutive days without a stay of execution and either the amount of such judgment or judgments is in excess of $25,000 or any attachment or execution occurs on any property of any of the Obligors with respect to such judgment or judgments.

            m. The occurrence of a material  adverse change to the Collateral or in any business, properties, condition or operations, financial or otherwise, of any Obligor.

            n. The  invalidity or asserted  invalidity by any of the Obligors or
               Guarantors of any of the Loan Documents.

7.2            No  Further   Advances.   Upon  the   happening  and  during  the
               continuance of any Event of Default specified above, notwithstanding any other provision herein to the contrary, Obligors shall not be entitled to any further advances under the Revolving Line of Credit or the Acquisition/Capital Asset Line of Credit or the issuance of any Standby Letters of Credit and, at the option of the Agent, the entire unpaid balance owed under the Loans, the Notes and the Loan Documents and under any other note or other documents evidencing the same, plus any other sums owed hereunder, shall become and shall thereafter be immediately due and payable without presentment, demand, protest, notice of protest, or other notice of dishonor of any kind, all of which are hereby expressly waived by Obligors.

               Notwithstanding the foregoing, upon an Event of Default pursuant to Section 7.1e., the entire unpaid balance owed under the Loans, the Notes and the Loan Documents and under any other note or other documents evidencing the same, plus any other sums owed hereunder, shall automatically become and shall thereafter be immediately due and payable and the commitments of the Lenders to make advances hereunder shall be terminated. Failure to exercise such option shall not constitute a waiver of the right to exercise the same in the event of any subsequent default. Upon the occurrence of any Event of Default, without in any way affecting any Lender's or Agent's other rights and remedies, or after maturity or judgment, the interest rate applicable to each of the Loans shall automatically change without notice to a rate per annum equal to four percentage points (4%) above the otherwise then applicable rate. The Agent shall endeavor to give the Obligors prompt notice of the acceleration of the unpaid balance owed under the Loans, the Notes and the Loan Documents but failure to give such notice shall not affect any action taken by Agent and Agent shall not incur any liability for any failure to deliver such notice.

7.3 Rights of Agent. In the event of the occurrence and during the continuance of an Event of Default (a) Agent will have the right to take possession of the Collateral and to maintain such possession on Obligors' premises or to remove the Collateral or any part thereof to such places as Agent may desire. If Agent exercises its right to take possession of the Collateral, Obligors will, upon Agent's demand, assemble the Collateral and make it available to Agent at a place reasonably convenient to both parties; (b) Agent shall have, in addition to all other rights provided herein, the rights and remedies of a secured party under the Uniform Commercial Code; (c) Agent may sell and deliver any or all Receivables and any or all other security and Collateral held by Agent or for Agent at public or private sale, for cash, upon credit or otherwise, at such prices and upon such terms as Agent deems advisable, at Agent's sole discretion; and
               (d) in addition to all other sums due Agent, Obligors will pay to Agent all costs and expenses incurred by Agent, including attorneys' fees, to obtain or enforce payment of Receivables or the Obligations, or in the prosecution or defense of any action or proceeding either against Agent or any Lender or against any Obligor concerning any matter arising out of or connected with this Agreement or the Collateral or the Loan Documents or otherwise due pursuant to the terms of this Agreement. Any requirement of reasonable notice shall be met if such notice is mailed postage prepaid to each Obligor at each Obligor's address as set forth herein at least ten (10) days before the time of sale or other disposition. Agent or any Lender may be the purchaser at any such sale, if it is public, and, in the event Agent or any Lender is the purchaser, Agent or such Lender shall have all the rights of a good faith, bona fide purchaser for value from a secured party after default. The proceeds of sale shall be applied first to all costs and expenses of sale, including attorneys' fees, and second to the payment (in whatever order Agent elects) of all Obligations, and any remaining proceeds shall be applied in accordance with the provisions of
               Article 9 of the Uniform Commercial Code. Obligors shall remain liable to Agent and the Lenders for any deficiency. Failure by Agent or any Lender to exercise any right, remedy or option under this Agreement or any of the other Loan Documents or in any other agreement between any Obligor and Agent or any Lender, or delay by Agent or any Lender in exercising the same will not operate as a waiver by Agent or any Lender unless it is in writing and signed by such party and then only to the extent specifically stated. Neither Agent nor any Lender nor any party acting as Agent's or any Lender's attorney pursuant to this Agreement shall be liable for any error of judgment or mistake of fact or law. Agent's and Lenders' rights and remedies under this Agreement will be cumulative and not exclusive of any other right or remedy which Agent and Lenders may have. Nothing in this Agreement shall be construed to modify or limit the unconditional right of Agent or any Lender in its sole discretion to demand full or partial payment of the principal of, and interest on, any demand Obligation. The right to make demand on any such demand Obligation shall exist whether or not Obligors are in compliance with the covenants or conditions contained in this Agreement or in any other agreements between Obligors and Agent or any Lender.

7.4 Collection of Receivables. Upon the occurrence and during the continuance of an Event of Default, Agent or its designee may notify customers or account debtors of Obligors at any time, that Receivables have been assigned to Agent or of Agent's security interest therein and collect them directly and charge the collection costs and expenses to Obligors' account.

7.5 Power of Attorney. Obligors appoint Agent, or any other person whom Agent may designate as its attorney, with power following the occurrence and during the continuance of an Event of Default: to endorse Obligors' names on any checks, notes, acceptances, money orders, drafts or other forms of payment or security that may come into Agent's possession; to sign Obligors' names on any invoice or bill of lading relating to any Receivables, on notices of assignment, financing statements, and other public records, on verifications of accounts and on notices to customers; to notify the post office authorities to change the address for delivery of Obligors' mail to an address designated by Agent; to send requests for verification of Receivables to customers or account debtors; and to do all things necessary to carry out this Agreement. Obligors ratify and approve all lawful acts of the attorney. Neither Agent nor the attorney will be liable for any lawful acts or omissions nor for any error of judgment or mistake of fact or law. This power, being coupled with an interest, is irrevocable so long as any Receivables assigned to Agent or in which Agent has a security interest remain unpaid or until the Obligations have been fully satisfied. Agent may file one or more financing statements disclosing Agent's security interest without Obligors' signatures appearing thereon.

SECTION 8. Conditions Precedent. Notwithstanding any other provision of this Agreement or any of the other Loan Documents, and without affecting in any manner the rights of the Agent and Lenders under the other sections of this Agreement, the Lenders shall not be required to make any initial Loan under this Agreement unless and until each of the following conditions has been and continues to be satisfied:

8.1 Documentation. Agent shall have received, in form and substance satisfactory to Agent and its counsel, a duly executed copy of this Agreement, the Notes, the Guaranties, the Mortgage and the Stock Pledge Agreement, together with such additional documents, instruments, consents, waivers, resolutions and certificates as Agent and its counsel shall reasonably require in connection therewith, all in form and substance satisfactory to Agent and its counsel.

8.2 No Default. No Event of Default or event which with the giving of notice of the passage of time would constitute an Event of Default shall exist.

8.3 Other Loan Documents. Each of the conditions precedent set forth in the other Loan Documents shall have been satisfied.

8.4 No Litigation. No action, proceeding, investigation, regulation or legislation shall have been instituted, threatened or proposed before any court, governmental agency or legislative body to enjoin, restrain or prohibit, or to obtain damages in respect of, or which is related to or arises out of this Agreement or the consummation of the transactions contemplated hereby.

8.5 Opinion of Counsel. The Agent and Lenders shall have received an opinion of counsel to the Obligors and the Guarantors in form and content satisfactory to the Agent and its counsel.

8.6 Compliance with Covenants. The Obligors shall have satisfied in all respects all covenants to be performed by the Obligors prior to the date of the first advance hereunder.

8.7 Representations and Warranties True and Correct. The representations and warranties of the Obligors set forth in this Agreement shall be true and correct in all material respects as of the date of the first advance hereunder.

8.8 No Material Adverse Change. There shall have been no material adverse change in the condition or operations, financial or otherwise, of the Obligors or the Collateral, between October 31, 2002 and the date of the first advance hereunder.

8.9 Subordination Agreement. The Subordinated Lenders shall have executed and delivered to the Agent subordination agreements in form and content satisfactory to Agent in its sole discretion.

8.10 Title Insurance Policy. The Obligors shall have delivered to the Agent a title insurance policy insuring the lien of the Mortgage in form and content satisfactory to Agent in its sole discretion.

8.11 Landlord Consents. The Obligors shall have delivered to the Agent landlord consents executed by the landlords of various business locations leased by the Obligors in form and content satisfactory to Agent in its sole discretion.

8.12 Reimbursement of Costs and Expenses. The Obligors shall have reimbursed the Agent for all costs and expenses incurred by the Agent in connection with this Agreement and the transactions contemplated hereby.

8.13 Certificate of Obligors. The Obligors shall have furnished a certificate to the Agent, dated as of the date of the first advance hereunder, certifying that, assuming the items submitted which are required to be satisfactory to Agent are satisfactory to Agent, all conditions precedent set forth in this Section have been satisfied in all respects.

SECTION 9.     Miscellaneous.

9.1 Indemnification. In consideration of each Lender's and Agent's execution and delivery of this Agreement and each Lender's making of the Loans hereunder and in addition to all other obligations of Obligors under this Agreement, each Obligor hereby agrees to defend, protect, indemnify and hold harmless each Lender and Agent, their successors, assigns, officers, directors, employees and agents (including, without limitation, those retained in connection with the transactions contemplated by this Agreement) (collectively, the "Indemnitees") from and against any and all actions, causes of action, suits, claims, losses, costs, penalties, fees, liabilities and damages and expenses in connection therewith (irrespective of whether any such Indemnitees are a party to any action for which indemnification hereunder is sought), and including reasonable attorneys' fees and disbursements (the "Indemnifiable Liabilities") incurred by the Indemnitees or any of them as a result of, or arising out of, or relating to (a) the execution, delivery, performance or enforcement of this Agreement and the other Loan Documents and any instrument, document or agreement executed pursuant hereto;
               (b) any Lender's status as lender to, or creditor of, any of the Obligors or the Agent's status as agent in connection herewith; or (c) the operation of Obligors' business from and after the date hereof, provided that Obligors shall not be required to indemnify any Indemnitee for any Indemnifiable Liabilities resulting from such Indemnitee's own gross negligence or willful misconduct. To the extent that the foregoing undertaking by Obligors may be unenforceable for any reason, each Obligor shall make the maximum contribution to the payment and satisfaction of each of the Indemnifiable Liabilities which is permissible under applicable law.

9.2 Setoff. All sums at any time standing to Obligors' credit on the books of any Lender or upon or in which any Lender has a lien or security interest shall be security for all of the Obligations. In addition to and not in limitation of the above, with respect to any deposits or Property of any Obligor in the possession or control of any Lender, now or in the future, such party shall have the right, if an event which constitutes or which with notice or lapse of time, or both, would constitute an Event of Default under this Agreement or any of the other Loan Documents has occurred and is continuing, to setoff all or any portion thereof, at any time, against any Obligations hereunder, even though unmatured, without prior notice or demand to any Obligor.

9.3 Sale or Participation of Interests. Subject to the terms of the Agency Agreement, each Lender shall have the unrestricted right at any time and from time to time, and without the consent of or notice to Obligors, to sell or to grant participating interests in all or a part of such Lender's Notes and its interests in the Loans to one or more banks or other financial institutions (each, an "Assignee"). In the event of any such grant by such Lender of a participating interest, whether or not upon notice to Obligors, such Lender shall remain responsible for the performance of its obligations hereunder and Obligors shall continue to deal solely and directly with such Lender in connection with such Lender's rights and obligations under this Agreement and the other Loan Documents. In the event of any such sale by such Lender of all or a part of such Lender's Notes and its interests in the Loans, such Assignee shall become responsible for the performance of such Lender's obligations hereunder to the extent of such sale and such Lender shall be released from its obligations hereunder to such extent. The parties hereto shall execute any amendments to this Agreement or any of the other Loan Documents and provide such other documentation, such as replacement Notes, requested by the Agent to reflect the transfer of interests pursuant to this Section. Any Lender may furnish any information concerning Obligors in its possession from time to time to prospective Assignees, providing that such Lender shall require any such prospective Assignee to agree in writing to maintain the confidentiality of such information.

9.4 No Waiver. No course of dealing between Obligors and Agent or any Lender and no failure to exercise or delay in exercising on the part of Agent or any Lender any right, power or privilege under the terms of this Agreement or the other Loan Documents shall operate as a waiver thereof; nor shall any single or partial exercise of any right, power or privilege hereunder or thereunder preclude any other or further exercise. Neither the Agent nor any Lender shall be deemed to have waived any of its rights upon or under Obligations or the Collateral unless such waiver be in writing and signed by such party. The rights and remedies provided herein or in any other agreement are cumulative and not exclusive or in derogation of any rights or remedies provided therein and thereof, by law or otherwise.

9.5 Cross-Collateralization. All collateral which Agent or any Lender may at any time acquire from Obligors or from any other source in connection with the Obligations arising under this Agreement and the other Loan Documents shall constitute collateral for each and every Obligation, without apportionment or designation as to particular Obligations and all Obligations, however and whenever incurred, shall be secured by all collateral however and whenever acquired, and Agent shall have the right, in its sole discretion, to determine the order in which Agent and Lenders' rights in or remedies against any collateral are to be exercised and which type of collateral or which portions of collateral are to be proceeded against and the order of application of proceeds of collateral as against particular Obligations.

9.6 Cross-Default. Obligors acknowledge and agree that a default under any one of the Loan Documents shall constitute a default under each of the other Loan Documents.

9.7 Survival of Agreements. All agreements, representations and warranties made herein, in any agreement and in any statements, notices, invoices, certificates, schedules, documents or other instruments delivered to Agent or any Lender in connection with this Agreement or any other Loan Document shall survive the making of the Loans and advances hereunder.

9.8 Further Documents. Obligors agree that, at any time or from time to time upon written request of Agent, Obligors will execute and deliver such further documents and do such other acts and things as Agent may reasonably request in order to fully effect the purposes of this Agreement and the other Loan Documents and in order to reflect, to the extent deemed necessary by the Agent or the Lenders, the addition of any new lender hereunder, the removal of any Lender hereunder, any change in the Lender's Commitment Percentages or the replacement of the Agent with a new agent appointed by the Lenders in accordance with the Agency Agreement.

9.9 Entire Agreement; Governing Law. This Agreement and the documents referred to herein constitute the entire agreement of the parties and may not be amended orally and they shall be construed and interpreted in accordance with the laws of the State of Connecticut, including its conflict of laws principles.

9.10 Consent to Jurisdiction. Each Obligor hereby acknowledges that the underlying transactions to which this Agreement and the other Loan Documents relate concern the making, now or in the future, of loans and advances to the Obligors and that said obligations of the Obligors are primarily to be performed in the State of Connecticut. The Obligors agree that the execution of this Agreement and the other Loan Documents and the rights and obligations of the parties hereunder and thereunder shall be deemed to have a Connecticut situs and each Obligor shall be subject to the personal jurisdiction of the courts of the State of Connecticut with respect to any action the Agent, any Lender, or any of their successors or assigns, may commence hereunder. Accordingly, each Obligor hereby specifically and irrevocably consents to the jurisdiction of the courts of the State of Connecticut with respect to all matters concerning this Agreement, the other Loan Documents, the Notes or the enforcement of any of the foregoing.

9.11 Joint and Several Liability. All obligations, covenants and agreements of the Obligors pursuant to this Agreement or any of the other Loan Documents shall be the joint and several obligations, covenants and agreements of each of the Obligors.

9.12 Successors. All rights of Agent and the Lenders hereunder shall inure to the benefit of their successors and assigns, and all Obligations of Obligors shall bind their successors and assigns.

9.13 Expenses. Obligors will pay all expenses arising out of the preparation, amendment, protection, collection and/or other enforcement of this Agreement, the other Loan Documents, the Collateral or security interest granted hereunder or thereunder and the Notes (including, without limitation, reasonable counsels' fees).

9.14 Payments. The acceptance of any check, draft or money order tendered in full or partial payment of any Obligation hereunder is conditioned upon and subject to the receipt of final payment in cash.

9.15 Exhibits and Schedules. All exhibits and schedules referred to herein and annexed hereto are hereby incorporated into this Agreement and made a part hereof.

9.16 Acknowledgment of Copy, Use of Proceeds. Obligors acknowledge receipt of copies of the Notes and Guaranties and attest, represent and warrant to Lenders and Agent that advances made under the Loans are to be used for general commercial purposes and that no part of such proceeds will be used, in whole or in part, directly or indirectly, for the purpose of purchasing or carrying any "margin security" or "margin stock" as such terms are defined in Regulation U of the Board of Governors of the Federal Reserve System.

9.17 Descriptive Headings. The descriptive headings of the several sections of this Agreement are inserted for convenience only and shall not be deemed to affect the meaning or construction of any of the provisions hereof.

9.18 Notices. Any written notice required or permitted by this Agreement may be delivered by depositing it in the U.S. mail, postage prepaid or with a nationally recognized overnight courier service or by facsimile addressed to the Obligors at the addresses set forth at the beginning of this Agreement and to the Agent or the Lenders at the addresses set forth beneath their signatures at the end of this Agreement. If any notice is sent to any Lender (as opposed to the Agent) pursuant to this paragraph, a copy thereof should also be sent to the Agent and each other Lender. Any party may change the address for its notices hereunder by sending in accordance with this section a notice of such change of address to all the other parties hereto, which notice shall be effective upon receipt by the other parties.

9.19 Severability. If any provision of this Agreement or application thereof to any person or circumstance shall to any extent be invalid, the remainder of this Agreement or the application of such provision to persons, entities or circumstances other than those as to which it is held invalid, shall not be affected thereby and each provision of this Agreement shall be valid and enforceable to the fullest extent permitted by law.

9.20 Agency Agreement. The rights and obligations of the Lenders and the Agent vis-a-vis each other with respect to Loans and the Obligations are set forth in the Agency Agreement.

9.21 Termination. This Agreement shall terminate when all obligations to make advances or issue letters of credit hereunder have terminated and all Obligations relating in any way to the Loans or the Loan Documents have been indefeasibly paid in full.

9.22           WAIVER  OF  RIGHT  TO  PREJUDGMENT  REMEDY  NOTICE  AND  HEARING.
               OBLIGORS ACKNOWLEDGE THAT EACH LENDER AND AGENT MAY HAVE RIGHTS AGAINST THEM, NOW OR IN THE FUTURE, IN ITS CAPACITY AS CREDITOR OR IN ANY OTHER CAPACITY. SUCH RIGHTS MAY INCLUDE THE RIGHT TO DEPRIVE OBLIGORS OF OR AFFECT THE USE OF OR POSSESSION OR ENJOYMENT OF THEIR PROPERTY; AND IN THE EVENT ANY LENDER OR AGENT DEEMS IT NECESSARY TO EXERCISE ANY OF SUCH RIGHTS PRIOR TO THE RENDITION OF A FINAL JUDGMENT AGAINST ANY OBLIGOR, OR OTHERWISE, SUCH OBLIGOR MAY BE ENTITLED TO NOTICE AND/OR HEARING UNDER THE CONSTITUTION OF THE UNITED STATES AND/OR STATE OF CONNECTICUT, CONNECTICUT STATUTES (TO DETERMINE WHETHER OR NOT SUCH LENDER OR AGENT HAS PROBABLE CAUSE TO SUSTAIN THE VALIDITY OF SUCH PARTY'S CLAIM), OR THE RIGHT TO NOTICE AND/OR HEARING UNDER OTHER APPLICABLE STATE OR FEDERAL LAWS PERTAINING TO PREJUDGMENT REMEDIES, PRIOR TO THE EXERCISE BY SUCH LENDER OR AGENT OF ANY SUCH RIGHTS. OBLIGORS EXPRESSLY WAIVE ANY SUCH RIGHT TO PREJUDGMENT REMEDY NOTICE OR HEARING TO WHICH OBLIGORS MAY BE ENTITLED. THIS SHALL BE A CONTINUING WAIVER AND REMAIN IN FULL FORCE AND EFFECT SO LONG AS OBLIGORS ARE OBLIGATED TO ANY LENDER OR AGENT.

9.23 Waivers. Each Obligor hereby waives presentment, demand, notice, protest, notice of acceptance of this Agreement, notice of loans made, credit extended, collateral received or delivered or other action taken in reliance hereon and all other demands and notices of any description. With respect to this Agreement, the other Loan Documents, the Obligations and the Collateral, each Obligor assents to any extension or postponement of the time of payment or any other indulgence, to any substitution, exchange or release of the Collateral, to the addition or release of any party or person primarily or secondarily liable, to the acceptance of partial payments thereon and the settlement, compromising or adjusting of any thereof, all in such manner and at such time or times as the Agent and the Lenders may deem advisable. Neither the Agent nor any Lender shall have any duty as to the collection or protection of the Collateral or any income thereon, nor as to the preservation of rights against prior parties, nor as to the preservation of any rights pertaining thereto beyond the safe custody thereof. The Agent and the Lenders may exercise its rights with respect to the Collateral without resorting or regard to other collateral or sources of reimbursement for liability. Each Obligor waives all suretyship defenses with respect to the Notes, the Loans, the Obligations and all other matters arising from or relating to the Loans and the Loan Documents.

9.24 WAIVER OF RIGHT TO JURY TRIAL. EACH OBLIGOR, AGENT AND EACH LENDER HEREBY WAIVE TRIAL BY JURY AND THE RIGHT TO TRIAL BY JURY IN ALL ACTIONS OR PROCEEDINGS BETWEEN THEM IN ANY COURT ARISING OUT OF OR RELATING TO THIS AGREEMENT, ITS VALIDITY OR INTERPRETATION. THIS SHALL BE A CONTINUING WAIVER AND REMAIN IN FULL FORCE AND EFFECT SO LONG AS OBLIGORS ARE OBLIGATED TO ANY LENDER OR AGENT.

9.25 Counterparts. This Agreement may be executed and delivered in any number of counterparts each of which shall constitute an original, but all of which taken together shall constitute but one and the same agreement. Delivery of an executed signature page to this Agreement by facsimile transmission shall be effective as delivery of a manually signed counterpart of this Agreement.

                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

     In Witness Whereof, the parties have caused this Agreement to be duly executed and delivered by the proper and duly authorized officers as of the date and year first above written.

WITNESS:

__________________________                  VERMONT PURE HOLDINGS, LTD.
Peter K. Baker

__________________________                  By:____________________________
Larry P. Laubach                              Name: Timothy G. Fallon
                                              Title: Chief Executive Officer



__________________________                  CRYSTAL ROCK SPRING WATER COMPANY
Peter K. Baker

__________________________                  By:____________________________
Larry P. Laubach                              Name: Timothy G. Fallon
                                              Title: Chief Executive Officer



__________________________                  VERMONT PURE SPRINGS, INC.
Peter K. Baker

__________________________                  By:____________________________
Larry P. Laubach                              Name: Timothy G. Fallon
                                              Title: Chief Executive Officer



__________________________                  BANKNORTH, N.A.
Donna L. Corcoran

__________________________                  By:____________________________
Kelly Shepard                                 Name:  Kathleen Sullivan
                                              Title:  Vice President
                                              Address for notice:
                                              2461 Main Street
                                              Glastonbury, CT 06033

__________________________                  MANUFACTURERS AND TRADERS TRUST
                                            COMPANY

__________________________                  By:____________________________
                                              Name:  Michael Goldrick
                                              Title:   Vice President
                                              Address for notice:
                                              303 South Broadway, Suite 130
                                              Tarrytown, NY  10591



                                            COOPERATIEVE CENTRALE RAIFFEISEN-
                                            BOERENLEENBANK B.A., "RABOBANK
                                            INTERNATIONAL", NEW YORK BRANCH,
                                            as Lender
__________________________
Dana Hall

__________________________                  By:_____________________________
Diana Delage                                  Name:  Betty H. Mills
                                              Title: Executive Director

__________________________


__________________________                  By:_____________________________
Jennifer Carbone                              Name:  Edward J. Peyser
                                              Title: Managing Director

                                            Address for notice:
                                            245 Park Ave.
                                            New York, New York 10167

                                            With a copy to:
                                            1201 West Peachtree St., Suite 3450
                                            Atlanta, Georgia 30309
                                            Attn:  Elizabeth Mills, Executive
                                                   Director

__________________________                  WEBSTER BANK
Earl F. McMahon

__________________________                  By:____________________________
Sharon Spada Spinelli                         Name: Richard A. O'Brien
                                              Title:  Senior Vice President
                                              Address for notice:
                                              145 Bank Street
                                              Waterbury, Connecticut 06702




__________________________                  WEBSTER BANK, as Agent
Sharon Spada Spinelli

__________________________                  By:____________________________
Earl F. McMahon                               Name:  Richard A. O'Brien
                                              Title:  Senior Vice President
                                              Address for notice:
                                              145 Bank Street
                                              Waterbury, Connecticut 06702

                                                            Schedule 1.1tt
Lender                                               Commitment Percentage
------                                               ---------------------
Banknorth, N.A.                                               20%

Manufacturers and Traders Trust Company                       25%

Cooperatieve Centrale
Raiffeisen-Boerenleenbank B.A.,
"Rabobank International",
New York Branch                                               20%

Webster Bank                                                  35%

                                   EXHIBIT 2.1

                                Form of Term Note

                                   EXHIBIT 2.2

                      Form of Revolving Line of Credit Note

                                   EXHIBIT 2.3

              Form of Acquisition/Capital Asset Line of Credit Note

                                  Schedule 3.4
                   Locations of Collateral other than Premises

CRYSTAL ROCK SPRING WATER COMPANY        CRYSTAL ROCK SPRING WATER COMPANY, INC.
70 WEST RED OAK LANE                     237 EAST AURORA STREET
WHITE PLAINS, NY 10604-3602              WATERBURY, CT 06795
(914) 697-4727

VERMONT PURE SPRINGS, INC.
22 VETERAN'S LANE, SUITE 102
PLATTSBURGH, NY 12901
(518) 566-8113

VERMONT PURE HOLDINGS, INC.
36 SHUNPIKE ROAD a/k/a 87 HOLLY COURT
WILLISTON, VT 05495
(800) 639-3047

CRYSTAL ROCK SPRINGWATER COMPANY, INC.   PUBLIC WAREHOUSE LOCATIONS
860 MAPLE STREET
ROCHESTER, NY 14607                      VERMONT PURE SPRINGS, INC.
(716) 244-5220                           RSD WAREHOUSE SERVICES, INC
                                         601 OLD RIVER ROAD
VERMONT PURE SPRINGS, INC.               WHITE RIVER JCT, VT 05001
14 JEWEL DRIVE, UNIT E                   (802) 291-7272
WILMINGTON, MA 01887
(800) 564-0125                           VERMONT PURE SPRINGS, INC.
                                         JCT ASSOCIATES, INC.
                                         95 LEGGETT STREET
                                         EAST HARTFORD, CT 06108
                                         (860) 282-7555

CRYSTAL ROCK SPRING WATER COMPANY
1050 BUCKINGHAM ST
WATERTOWN, CT 06795
(860) 945-0661

CRYSTAL ROCK SPRING WATER COMPANY        BOTTLING FACILITIES
313 LONG RIDGE ROAD
STAMFORD, CT                             CRYSTAL ROCK SPRING WATER COMPANY
(860) 945-0661                           1050 BUCKINGHAM STREET
                                         WATERTOWN, CT 06795
CRYSTAL ROCK SPRING WATER COMPANY
11-13 CORPORATE DRIVE                    CRYSTAL ROCK SPRING WATER COMPANY
HALFMOON, NY 12065                       11-13 CORPORATE DRIVE
(518) 373-2972                           HALFMOON, NY 12065

VERMONT PURE SPRINGS, INC.               THE PREMISES
840 AERO DRIVE
BUFFALO, NY 14225
(716) 683-2365

VERMONT PURE HOLDINGS, LTD.
6486 RIDINGS ROAD
DEWITT, NY 13206
(315) 471-9057

                                  Schedule 4.5
Section A

     The following mortgages, security interests, pledges, liens, encumbrances, or other charges listed in this Section A (the "Prior Encumbrances") are prior in right and priority to the mortgages and security interests of the Bank:

1. Mortgage given to Janet Messier on October 8, 1991 on the premises at Chase Road in Randolph, Vermont maturing December 1, 2006. Secured by the property.

2. Lease with The CIT Group n/k/a Lease Plan in connection with the lease of two trucks. The amount due through October 18, 2002 is $10,797. Secured by a UCC-1 Financing Statement filed with the Vermont Secretary of State as filing number 98-99831.

3. Truck Lease Agreement with Associates Leasing, Inc. n/k/a CitiCapital. The amount outstanding on October 18, 2002 is $34,835. Secured by a UCC-1 Financing Statement filed with the Vermont Secretary of State as filing number 99-110951.

4. Lease with Wells Fargo Financial Leasing Inc., successor to Norwest Leasing. The amount outstanding on October 18, 2001 is approximately $5,094. Secured by a UCC-1 Financing Statement filed with the Vermont Secretary of State as filing number 99-115271.

5. Lease with Liqui-Box Corporation in connection with the lease of one refurbished bottle filler. The amount due through December 31, 2006 is $3,000. Secured by a UCC-1 Financing Statement filed with the Connecticut Secretary of State as filing number 1833891.

6. Lease with Liqui-Box Corporation in connection with the lease of one refurbished filler with automatic capper. The amount due through December 31, 2006 is $3,000. Secured by a UCC-1 Financing Statement filed with the Connecticut Secretary of State as filing number 1853114.

7. Lease with Pitney Bowes Credit Corporation in connection with all the equipment leased by Pitney Bowes Credit, Inc., Monarch Marketing Systems, Inc., Pitney Bowes Credit Corporation and Dictaphone Corp. The amount due through December 31, 2006 is $82,848. Secured by a UCC-1 Financing Statement filed with the Connecticut Secretary of State as filing number 1856416.

8. Master Lease Agreement with Gelco Corporation d/b/a GE Capital Fleet Services in connection with the lease of two (2) 2003 Freightliner M2 w/bay Hesse Beverage Body. This lease is an operating lease, not a capital lease. Secured by a UCC-1 Financing Statement filed with the Connecticut Secretary of State as filing number 2174690.

9. Master Lease Agreement with Gelco Corporation d/b/a GE Capital Fleet Services in connection with the lease of four (4) 2002 Freightliner FL70 w/Lo Boy Body. This lease is an operating lease, not a capital lease. Secured by a UCC-1 Financing Statement filed with the Connecticut Secretary of State as filing number 2120617.

Section B

         The following mortgages, security interests, pledges, liens, encumbrances, or other charges listed in this Section B (the "Subordinated Encumbrances") are subordinate in right and priority to the mortgages and security interests of the Bank:

         Mortgage to the Town of Randolph through a Community Development Block Grant in October, 1993 secured by real and personal property in Randolph, Vermont which mortgage is subordinated to the Mortgage to the Agent pursuant to a Subordination of Mortgage. The amount outstanding as of October 31, 2002 was $220,719.

         The  security  interests  granted to the  Subordinated  Lenders in the
         Subordinated Lenders' Collateral, as defined in those certain Subordination and Pledge Agreements dated the date of this Agreement among the Agent and the Subordinated Lenders.

                                  Schedule 4.6
                                   Litigation

1. Matthew F. Labounty v. Crystal Rock Spring Water Company, Vermont Pure Springs, Inc. and Vermont Pure Holdings, Inc., Windsor County Superior Court, State of Vermont -- Employment matter

2. Internal Revenue Service audit of old Crystal Rock for the short fiscal year ended October 5, 2000.

3. Brian Clark v. Vermont Pure Holdings, Ltd. -- Brian Clark filed a claim of discrimination against Vermont Pure Holdings, Ltd. with the Connecticut Human Relations Commission.

4. VPS has recently obtained an amendment to its existing local permits allowing for the use of an additional spring in the Town of Randolph, expanded truck traffic from that spring site, and the construction of an offloading facility at the bottling plant. VPS is also in the process of filing for state Act 250 permits for the same amendments. Certain residents of the Town of Randolph have filed an appeal to the Vermont Environmental Court challenging the local permit amendment as it pertained to the use of an additional spring site and expanded truck traffic.

                                  Schedule 4.12

                          Trade names for each Obligor

                                      None

                                  Schedule 4.14
                                  -------------
               Agreements pertaining to purchase or sale of stock

1.       See attached list of outstanding Options and Warrants.

2. Common Stock Warrant issued to CoreStates Bank as of April 8, 1998 to purchase a variable number of shares at a variable purchase price, each as determined by the formula set forth therein.

3. Non-Incentive Stock Option Agreement between Holdings and The Greatwater Company dated March 10, 1997 to purchase 42,187 shares of Holding's Common Stock at $2.8125/ea. 9,500 shares were purchased upon exercise on October 31, 2002.

4. Registration Rights Agreement between Holdings and CoreStates Bank, dated April 8, 1998.

5. Stock Issuance and Registration Rights Agreement between Holdings and Vermont Coffee Time, Inc. dated January 5, 1998.

                                  Schedule 4.22
                         Property not owned by Obligors


Pitney Bowes                                         Postage Machine & Scale

Pitney Bowes                                         Copier

InPaco/Liqui-Box                                     1000 SL Filler

InPaco/Liqui-Box                                     350 HT Filler


 YR           MAKE                VIN #                     OWNER / LIENHOLDER                       LEASE EXP
00   IHC 4900               1HTSDAANX1H335835            RYDER/CITICORP - 925802                     06/01/2006
00   IHC 4900               1HTSDAAN81H335834            RYDER/CITICORP - 925801                     06/09/2006
00   IHC 4900               1HTSDAAN61H335833            RYDER/CITICORP - 925800                     06/01/2006
01   IHC 4900               1HTSDAAN51H335824            RYDER/CITICORP - 925799                     05/25/2006
00   IHC 4900               1HTSDAAN6YH308738            RYDER/CITICORP - 394701                     02/01/2006
00   IHC 4900               1HTSDAAN4YH308737            RYDER/CITICORP - 394700                     02/01/2006
00   IHC 4900               1HTSDAAN1YH308727            RYDER/CITICORP - 394699                     04/01/2006
00   IHC 4900               1HTSDAAN4YH308740            RYDER/CITICORP - 394094                     02/01/2006
00   IHC 4900               1HTSDAAN5YH308729            RYDER/CITICORP - 394093                     02/01/2006
00   IHC 4900               1HTSDAAN8YH308739            RYDER/CITICORP - 394050                     02/04/2006
00   IHC 4900               1HTSDAAN1YH308730            RYDER/CITICORP - 394049                     02/01/2006
00   IHC 4900               1HTSDAAN3YH308728            RYDER/CITICORP - 392705                     01/28/2006
00   IHC                    1HTSCAAN6YH235793            RYDER - 903443                              12/01/2005
98   IHC 4700               1HTSCAAM8VH432984            RYDER - 566885                              06/04/2004
99   IHC 4700               1HTSCAAN1XH671001            RYDER - 331724                              01/25/2005
99   IHC 4700               1HTSCAAN1XH671000            RYDER - 331723                              01/24/2005
99   IHC 4700               1HTSCAAN0XH670999            RYDER - 331722                              01/08/2005
99   IHC 4700               1HTSLAAL0XH624989            RYDER - 311696                              06/01/2004
99   GMC 7500               1GDM7H1C9XJ512599            LEROY HOLD - V1791                          06/14/2005
99   GMC 7500               1GDM7H1C2XJ512640            LEROY HOLD - V1790                          06/14/2005
99   GMC 7500               1GDM7H1CXXJ512594            LEROY HOLD - V1763                          07/14/2005
99   GMC 7500               1GDM7H1C8XJ512884            LEROY HOLD - V1762                          08/10/2005
99   GMC 7500               1GDM7H1C4XJ512719            LEROY HOLD - V1761                          06/14/2005
99   PETERBILT              1XPGDU8X8XN510507            LEROY HOLD - TR1797                         05/07/2005
99   PETERBILT              1XPGDU9XXXD487719            LEROY HOLD - TR1729                         08/26/2004
99   POLAR                  1PMS54338X1021007            LEROY HOLD - T1788                          11/11/2004
99   POLAR                  1PMS54336Z1020518            LEROY HOLD - T1730                          08/26/2004
97   F'LINER FL70           1FV6HJAA4VL617511            LEASEPLAN - 040040/96543                    11/25/2003
97   F'LINER FL70           1FV6HJAA6VL842674            LEASEPLAN - 040040/96536                    11/25/2003
96   F'LINER FL70           1FV6HJAA1TL567048            LEASEPLAN - 040040/96514                    07/25/2003
96   F'LINER FL70           1FV6HJAA9TL567055            LEASEPLAN - 040040/96505                    07/25/2003
02   CAD DEVILLE            1G6KF57932U177181            GELCO                                       11/22/2006
03   F'LINER FL70           1FVACYCS03HL68860            GELCO                                       12/31/2007
03   F'LINER FL70           1FVACYCS23HL68861            GELCO                                       12/31/2007
03   FORD EXPED             1FMFU18L33LA69802            GELCO                                       05/31/2007
02   F'LINER FL70           1FVABTBV42HK96030            GELCO                                       04/30/2007
02   F'LINER FL70           1FVABTBV82HK96032            GELCO                                       04/30/2007
02   F'LINER FL70           1FVABTBV62HK96031            GELCO                                       04/30/2007
02   F'LINER FL70           1FVABTBVX2HK96033            GELCO                                       04/30/2007
01   FRHT FL70              1FVABTBV31HJ28748            GELCO                                       03/31/2006
01   FRHT FL70              1FVABTBV11HJ28747            GELCO                                       03/31/2006


01   FRHT FL70              1FVABTBV41HJ28712            GELCO                                       03/29/2006
01   FRHT FL70              1FVABTBV21HJ28711            GELCO                                       03/29/2006
01   BLAZER                 1GNDT13W81K230039            GELCO                                       01/28/2006
02   BLAZER                 1GNDT13W32K150875            GELCO                                       12/06/2004
99   IHC 4700               1HTSCAAN8XH624613            GELCO                                       09/30/2004
99   IHC 4700               1HTSCAAN1XH210914            GELCO                                       03/30/2004
99   IHC 4700               1HTSCAAN3XH210915            GELCO                                       03/30/2004
99   IHC 4900               1HTSDAAN8XH684839            GELCO                                       01/31/2004
99   IHC 4900               1HTSDAAN4XH684840            GELCO                                       01/31/2004
99   IHC 4700               1HTSCAAM6XH676247            GELCO                                       11/30/2003
99   IHC 4700               1HTSCAAM8XH676654            GELCO                                       09/30/2003
99   IHC 4700               1HTSCAAN6XH624612            GELCO                                       08/31/2003
98   IHC 4700               1HTSCAAN0XH606008            GELCO                                       07/30/2003
00   LINC TOWNCAR           1LNHM83W6YY895475            FORD/LEASE# BKN501NKY5                      05/15/2003
00   FORD CONTOUR           1FAFP66L6YK101995            FORD/LEASE# 0000078916                      05/01/2004
00   GMC 7500               1GBM7H1C2YJ519954            DECARLOIS - #4760                           05/26/2006
00   IHC 4700               1HTSCAAN0YH233179            CITICAPITAL                                 05/04/2005
02   S430                   WDBJF83J62X062744            GELCO                                       01/31/2005
02   BLAZER 4X4 S           1GNDT13W92K150248            GELCO                                       12/31/2006
02   MALIBU                 1G1NE52J32M603202            GELCO                                       12/31/2004
02   EXPEDITION 4           1FMPU18L72LA68845            GELCO                                       01/31/2007
02   MALIBU                 1G1ND52J32M586761            GELCO                                       03/31/2005
03   TOWN CAR               1LNHM83W33Y637374            GELCO                                       09/30/2005
03   TRAILBLAZER            1GNDT135032123924            GELCO                                       12/31/2005
01   SUBURBAN 150           1GNFK16T51J262756            GELCO                                       08/31/2006



                                  Schedule 4.26

VERMONT PURE HOLDINGS, LTD.

Type of organization:  corporation
State of organization: Delaware
Organizational identification number: 3215737
Federal Employer Identification number: 03-0366218

CRYSTAL ROCK SPRING WATER COMPANY

Type of organization:  corporation
State of organization: Connecticut
Organizational identification number: 0011840
Federal Employer Identification number: 06-0798121

VERMONT PURE SPRINGS, INC.

Type of organization:  corporation
State of organization: Delaware
Organizational identification number: 2268977
Federal Employer Identification number: 03-0330521

                                  Schedule 4.27

Material contracts and license agreements relating to the supply of water

1. Amended and Restated Spring Water License and Supply Agreement between Pristine Mountain Springs of Vermont , Inc. and Amsource, LLC dated April 13, 1999. Assigned to Vermont Pure Holdings, Ltd. on September 30, 1999.

2. "Lease of Water Rights" between Sagamon Spring Water of Vermont, Inc. and Glenn W. Merrill and Glenn D. Merrill dated November 6, 1997 assigned to Vermont Pure Springs, Inc. on January 30, 1998.

3. Contract between the Town of Bennington, Vermont and Vermont Pure Springs, Inc. dated January 6, 2003.

                                  Schedule 5.10
                              Plans of the Obligors

1. Vermont Pure Holdings Health and Welfare Plan

2. Vermont Pure Holdings Retirement and Profit Sharing Plan

3. 1998 Incentive and Non-Statutory Stock Option Plan

4. Vermont Pure Holdings, Ltd. 1999 Employee Stock Purchase Plan

5. 1993 Performance Equity Plan

                                  Schedule 6.1
                             Existing Capital Leases

1. Lease with The CIT Group n/k/a Lease Plan in connection with the lease of two trucks. The amount due through October 18, 2002 is $10,797. Secured by a UCC-1 Financing Statement filed with the Vermont Secretary of State as filing number 98-99831.

2. Truck Lease Agreement with Associates Leasing, Inc. n/k/a CitiCapital. The amount outstanding on October 18, 2002 is $34,835. Secured by a UCC-1 Financing Statement filed with the Vermont Secretary of State as filing number 99-110951.

3. Lease with Wells Fargo Financial Leasing Inc., successor to Norwest Leasing. The amount outstanding on October 18, 2001 is approximately $5,094. Secured by a UCC-1 Financing Statement filed with the Vermont Secretary of State as filing number 99-115271.

                                  Schedule 6.2
                             Permitted Indebtedness

1. Mortgage to Janet Messier dated October 8, 1991 on the premises at Chase Road in Randolph, Vermont maturing December 1, 2006. The amount outstanding on October 31, 2002 was $30,654. Secured by the property.

2. Notes to Henry, Joan, John, Peter Baker and a Baker family trust totaling $22,600,000, maturing October 5, 2007. Subordinated to Lenders.

3. Loan from the Town of Randolph through a Community Development Block Grant in October, 1993 secured by real and personal property in Randolph, Vermont and the mortgage lien of which was subordinated to the Mortgage to the Agent pursuant to a Subordination of Mortgage. The amount outstanding as of October 31, 2002 was $220,719.

3. Lease with The CIT Group n/k/a Lease Plan in connection with the lease of two trucks. The amount due through October 18, 2002 is $10,797. Secured by a UCC-1 Financing Statement filed with the Vermont Secretary of State as filing number 98-99831.

4. Truck Lease Agreement with Associates Leasing, Inc. n/k/a CitiCapital. The amount outstanding on October 18, 2002 is $34,835. Secured by a UCC-1 Financing Statement filed with the Vermont Secretary of State as filing number 99-110951.

5. Lease with Wells Fargo Financial Leasing Inc., successor to Norwest Leasing. The amount outstanding on October 18, 2001 is approximately $5,094. Secured by a UCC-1 Financing Statement filed with the Vermont Secretary of State as filing number 99-115271.

6. Lease with Liqui-Box Corporation in connection with the lease of one refurbished bottle filler. The amount due through December 31, 2006 is $3,000. Secured by a UCC-1 Financing Statement filed with the Connecticut Secretary of State as filing number 1833891.

7. Lease with Liqui-Box Corporation in connection with the lease of one refurbished filler with automatic capper. The amount due through December 31, 2006 is $3,000. Secured by a UCC-1 Financing Statement filed with the Connecticut Secretary of State as filing number 8076931.

8. Lease with Pitney Bowes Credit Corporation in connection with all the equipment leased by Pitney Bowes Credit, Inc., Monarch Marketing Systems, Inc., Pitney Bowes Credit Corporation and Dictaphone Corp. The amount due through December 31, 2006 is $82,848. Secured by a UCC-1 Financing Statement filed with the Connecticut Secretary of State as filing number 1856416.

                                                                   Exhibit 10.13

                                    TERM NOTE



$___________                                              Hartford, Connecticut
                                                          March 5, 2003


     FOR VALUE RECEIVED, the undersigned, VERMONT PURE HOLDINGS, LTD., a Delaware corporation with an office located at Catamount Industrial Park, Route 66, Randolph, Vermont 05060 ("Holdings"), CRYSTAL ROCK SPRING WATER COMPANY, a Connecticut corporation with an office at 1050 Buckingham Street, Watertown, Connecticut 06795 ("Crystal Rock"), and VERMONT PURE SPRINGS, INC., a Delaware corporation with an office at Catamount Industrial Park, Route 66, Randolph, Vermont 05060 ("VPS", and collectively with Holdings and Crystal Rock, the "Obligors"), hereby jointly and severally promise to pay to the order of ________________, a _____________ (individually, together with its successors and assigns, the "Lender"), at its office at _____________, __________, ____________ ______ or at such other place as the holder hereof may designate, the principal amount of ____________ MILLION ______________ AND 00/100 DOLLARS ($____________) (the "Principal Amount") in lawful money of the United States, together with interest on the Principal Amount, beginning on the date hereof, before and after maturity or judgment, at a per annum rate determined as provided in that certain Loan and Security Agreement dated as of the 5th day of March, 2003, as the same may be amended from time to time (as so amended from time to time the "Loan and Security Agreement"), by and among the Obligors, each of the lenders, including the Lender, which is a signatory thereto (collectively, the "Lenders") and Webster Bank, as agent (in such capacity, together with its successors and assigns in such capacity, the "Agent"). All payments shall be made in lawful money of the United States in immediately available funds. All capitalized terms not defined herein shall have the meanings assigned to such terms in the Loan and Security Agreement.

     1. Interest Rate. The interest rate hereunder shall be as set forth in the Loan and Security Agreement.

     2. Payments of Interest. Payments of interest hereunder shall be as set forth in the Loan and Security Agreement.

     3. Payments of Principal. Payments of principal hereunder shall be as set forth in the Loan and Security Agreement.

     4. Prepayments. Prepayments of principal hereunder shall be as set forth in the Loan and Security Agreement.

     5. Costs and Expenses. The Obligors shall pay all taxes levied or assessed on this Note or the debt evidenced hereby against the Lender, together with all costs, expenses and attorneys' and other professional fees incurred in any action to collect and/or enforce this Note or to enforce the Loan and Security Agreement or any other agreement relating to this Note or the Loan and Security Agreement or any other agreement or in any litigation or controversy arising from or connected with the Loan and Security Agreement or any other agreement, or this Note.

     6. Increased Costs. In the event that applicable law, treaty or regulation or directive from any government, governmental agency or regulatory authority, or any change therein or in the interpretation or application thereof, or compliance by the Lender with any request or directive (whether or not having the force of law) from any central bank or government, governmental agency or regulatory authority, shall:

                      a. subject the Lender to any tax of any kind whatsoever (except taxes on the overall net income of the Lender) with respect to the Loan and Security Agreement, this Note or any of the loans made by it, or change the basis of taxation of payments to the Lender in respect thereof (except for changes in the rate of tax on the overall net income of the Lender);

                      b. impose, modify or hold applicable any reserve, special deposit, compulsory loan or similar requirements against assets held by, deposits or other liabilities in or for the account of, advances, loans or other extensions of credit by, or any other acquisition of funds by, any office of the Lender, including (without limitation) pursuant to Regulations of the Board of Governors of the Federal Reserve System; or

                      c. in the opinion of the Lender, cause this Note, any loan made under this Note or under the Loan and Security Agreement to be included in any calculations used in the computation of regulatory capital standards; or

                      d.   impose on the Lender any other condition;

and the result of any of the foregoing is to increase the cost to the Lender, by an amount that the Lender deems to be material, of making, converting into, continuing and/or maintaining the loans made pursuant to this Note and the Loan and Security Agreement or to reduce the amount of any payment (whether of principal, interest or otherwise) in respect of any of such loans, then, in any case, the Obligors shall promptly pay the Lender, upon its demand, such additional amounts necessary to compensate the Lender for such additional costs or such reduction in payment, as the case may be (collectively the "Additional Costs"). The Lender shall certify the amount of such Additional Costs to the Obligors, and such certification, absent manifest error, shall be deemed conclusive. In determining such amount, the Lender shall use any reasonable averaging and attribution methods.

     7. Indemnity. The Obligors agree to indemnify the Lender and to hold the Lender harmless from any loss (including any of the additional costs referred to above and any lost profits) or expense that it may sustain or incur as a consequence of (i) a default by any Obligor in the payment of the principal of or interest due on this Note, or (ii) the making of a prepayment of the Principal Amount bearing interest based upon the LIBOR Rate on a day which is not the last day of the then current Interest Period applicable thereto, including, but not limited to, in each case any such loss or expense arising from the reemployment of funds obtained by it or from fees, interest or other amounts payable to terminate the deposits from which such funds were obtained. The Agent shall prepare a certificate as to any additional amounts payable to it pursuant to this Section, which certificate shall be submitted by the Lender to the Obligors and shall, absent manifest error, be deemed conclusive.

     8. Lawful Interest. All agreements between Obligors and Lender are hereby expressly limited so that in no event whatsoever, whether by reason of acceleration of maturity of the indebtedness evidenced hereby or otherwise, shall the amount paid or agreed to be paid to Lender for the use or the forbearance of the indebtedness evidenced hereby exceed the maximum permissible under applicable law. As used herein, the term "applicable law" shall mean the law in effect as of the date hereof provided, however, that in the event there is a change in the law which results in a higher permissible rate of interest, then this Note shall be governed by such new law as of its effective date. In this regard, it is expressly agreed that it is the intent of Obligors and Lender in the execution, delivery and acceptance of this Note to contract in strict compliance with the laws of the State of Connecticut from time to time in effect. If, under or from any circumstances whatsoever, fulfillment of any provision hereof or of any of the Loan Documents at the time of performance of such provision shall be due, shall involve transcending the limit of such validity prescribed by applicable law, then the obligation to be fulfilled shall automatically be reduced to the limits of such validity, and if under or from any circumstances whatsoever Lender should ever receive as interest an amount which would exceed the highest lawful rate, such amount which would be excessive interest shall be applied to the reduction of the principal balance evidenced hereby and not to the payment of interest. This provision shall control every other provision of all agreements between Obligors and Lender.

     9. Events of Default. The Obligors agree that the occurrence of an Event of Default under the Loan and Security Agreement shall constitute an Event of Default under this Note. This Note is one of the Term Notes referred to in, and is entitled to the benefits of, the Loan and Security Agreement. Reference is hereby made to the Loan and Security Agreement for the other terms and conditions relating to the Loan evidenced by this Note which are incorporated in this Note by reference. Upon the occurrence and during the continuance of any Event of Default, the Lender, at its option, may declare all amounts outstanding hereunder, together with accrued interest thereon and all applicable late charges, other amounts due under this Note and all other liabilities and obligations of the Obligors to the Lender to be immediately due and payable, whereupon the same shall become immediately due and payable; all of the foregoing without demand, presentment, protest, notice of dishonor or other notice of any kind, all of which are hereby expressly waived by the Obligors. Failure to exercise such option shall not constitute a waiver of the right to exercise the same in the event of any subsequent default. Notwithstanding the foregoing, upon the occurrence of an Event of Default relating to the bankruptcy or insolvency of any Obligor or any guarantor, all amounts outstanding hereunder, together with accrued interest thereon and all applicable late charges, other amounts due under this Note and all other liabilities and obligations of the Obligors to the Lender shall be immediately due and payable. Upon the occurrence and during the continuance of any Event of Default, without in any way affecting the Agent's or Lender's other rights and remedies, or after maturity or judgment, the interest rate applicable to the outstanding principal balance of this Note shall be as set forth in the Loan and Security Agreement. The Lender shall endeavor to give the Obligors prompt notice of the acceleration of the unpaid balance owed under this Note but failure to give such notice shall not affect any action taken by Lender and Lender shall not incur any liability for any failure to deliver such notice.

     10. Lien and Right of Setoff. Each Obligor hereby grants to Lender a lien, security interest and right of setoff as security for all liabilities and obligations to Lender or any other lender under the Loan and Security Agreement, whether now existing or hereafter arising, upon and against all deposits, credits, collateral and property, now or hereafter in the possession, custody, safekeeping or control of Lender or any entity under common control with Lender, or in transit to any of them. At any time, without demand or notice, Lender may, if an event which constitutes or which with notice or lapse of time, or both, would constitute an Event of Default under this Note, the Loan and Security Agreement or any of the other Loan Documents has occurred and is continuing, set off the same or any part thereof and apply the same to any liability or obligation of any Obligor to Lender or any other lender under the Loan and Security Agreement even though unmatured and regardless of the adequacy of any other collateral securing the Loans. ANY AND ALL RIGHTS TO REQUIRE LENDER TO EXERCISE ITS RIGHTS OR REMEDIES WITH RESPECT TO ANY OTHER COLLATERAL WHICH SECURES THE LOANS, PRIOR TO EXERCISING ITS RIGHT OF SETOFF WITH RESPECT TO SUCH DEPOSITS, CREDITS OR OTHER PROPERTY OF ANY OBLIGOR, ARE HEREBY KNOWINGLY, VOLUNTARILY AND IRREVOCABLY WAIVED.

     11. No Waiver. Failure by the Lender to insist upon the strict performance by Obligors of any terms and provisions herein shall not be deemed to be a waiver of any terms and provisions herein, and the Lender shall retain the right thereafter to insist upon strict performance by the Obligors of any and all terms and provisions of this Note or any agreement securing the repayment of this Note.

     12. Governing Law. This Note shall be governed by the laws of the State of Connecticut.

     13. Replacement Note. Upon receipt of an affidavit of an officer of Lender as to the loss, theft, destruction or mutilation of this Note or any other Loan Document which is not of public record, and, in the case of any such mutilation, upon cancellation of this Note or other Loan Document, or in the case of any such loss, theft or destruction, upon an agreement by the holder thereof to indemnify Obligors for losses in connection therewith, Obligors will issue, in lieu thereof, a replacement Note or other Loan Document in the same principal amount thereof and otherwise of like tenor.

     14. Joint and Several Liability. All obligations, covenants and agreements of the Obligors pursuant to this Note or any of the other Loan Documents shall be the joint and several obligations, covenants and agreements of each of the Obligors.

     15. Agency Agreement. The provisions of this Note and all payments made under this Note shall be subject to the terms of the Agency Agreement.

     16. Prejudgment Remedy and Other Waivers. EACH OBLIGOR ACKNOWLEDGES THAT THE LOAN EVIDENCED BY THIS NOTE IS A COMMERCIAL TRANSACTION AND WAIVES ITS RIGHT TO NOTICE AND HEARING UNDER CHAPTER 903a OF THE CONNECTICUT GENERAL STATUTES, OR AS OTHERWISE ALLOWED BY ANY STATE OR FEDERAL LAW WITH RESPECT TO ANY PREJUDGMENT REMEDY WHICH LENDER MAY DESIRE TO USE, AND FURTHER, WAIVES DILIGENCE, DEMAND, PRESENTMENT FOR PAYMENT, NOTICE OF NONPAYMENT, PROTEST AND NOTICE OF PROTEST, AND NOTICE OF ANY RENEWALS OR EXTENSIONS OF THIS NOTE, ALL SURETYSHIP DEFENSES AND ALL RIGHTS UNDER ANY STATUTE OF LIMITATION. EACH OBLIGOR ACKNOWLEDGES THAT IT MAKES THIS WAIVER KNOWINGLY, VOLUNTARILY, WITHOUT DURESS AND ONLY AFTER CONSIDERATION OF THE RAMIFICATIONS OF THIS WAIVER WITH ITS ATTORNEYS.

     17. Jury Waiver. EACH OBLIGOR AND LENDER MUTUALLY HEREBY KNOWINGLY, VOLUNTARILY AND INTENTIONALLY WAIVE THE RIGHT TO A TRIAL BY JURY IN RESPECT OF ANY CLAIM BASED HEREON, ARISING OUT OF, UNDER OR IN CONNECTION WITH THIS NOTE OR ANY OTHER LOAN DOCUMENTS CONTEMPLATED TO BE EXECUTED IN CONNECTION HEREWITH OR ANY COURSE OF CONDUCT, COURSE OF DEALINGS, STATEMENTS (WHETHER VERBAL OR WRITTEN) OR ACTIONS OF ANY PARTY. THIS WAIVER CONSTITUTES A MATERIAL INDUCEMENT FOR LENDER TO ACCEPT THIS NOTE AND MAKE THE LOAN. EACH OBLIGOR ACKNOWLEDGES THAT IT MAKES THIS WAIVER KNOWINGLY, VOLUNTARILY, WITHOUT DURESS AND ONLY AFTER CONSIDERATION OF THE RAMIFICATIONS OF THIS WAIVER WITH ITS ATTORNEYS.

         IN WITNESS WHEREOF, the Obligors have caused this Note to be duly executed as of the 5th day of March, 2003.


                                             VERMONT PURE HOLDINGS, LTD.


                                             By________________________
                                               Name: Timothy G. Fallon
                                               Title: Chief Executive Officer

                                               CRYSTAL ROCK SPRING WATER COMPANY


                                             By____________________________
                                               Name: Timothy G. Fallon
                                               Title: Chief Executive Officer

                                               VERMONT PURE SPRINGS, INC.


                                             By____________________________
                                               Name: Timothy G. Fallon
                                               Title: Chief Executive Officer

                                                                   Exhibit 10.14



   THIS INSTRUMENT IS SUBJECT TO THE SUBORDINATION AND PLEDGE AGREEMENT, DATED
     AS OF March 5, 2003, AMONG THE INITIAL PAYEE HEREOF, THE MAKER HEREOF, CRYSTAL ROCK SPRING WATER COMPANY, VERMONT PURE SPRINGS, INC., AND WEBSTER
       BANK, AS AGENT, WHICH, AMONG OTHER THINGS, SUBORDINATES THE MAKER'S OBLIGATIONS TO THE PAYEE TO THE MAKER'S OBLIGATIONS TO THE HOLDERS OF SENIOR
                   LIABILITIES, AS DEFINED IN SUCH AGREEMENT.


                AMENDED AND RESTATED SUBORDINATED PROMISSORY NOTE


US$3,488,889.00                                            Dated:  March 5, 2003


     This Note is one of five amended and restated promissory notes (the "Baker Notes") executed and delivered as of the date hereof by Vermont Pure Holdings, Ltd. (the "Maker"), a Delaware corporation, in favor of each of Henry E. Baker, Joan A. Baker, John B. Baker, Peter K. Baker, Ross S. Rapaport, not individually but as Trustee of the Peter K. Baker Life Insurance Trust, the John B. Baker Insurance Trust, and U/T/A dated December 16, 1991 F/B/O Joan Baker et al., respectively (collectively, the "Stockholders"). This Amended and Restated Subordinated Promissory Note (the "Note") amends and restates in its entirety the original Subordinated Promissory Note dated October 5, 2000 in the principal amount of Five Million Two Hundred Thousand Dollars ($5,200,000) (the "Original Note"), which Original Note is hereby superceded and replaced in its entirety.

     Payment Terms. The Maker hereby promises to pay to the order of Henry E. Baker (including any subsequent holder of this Note, the "Payee"), the principal sum of Three Million Four Hundred Eighty Eight Thousand Eight Hundred Eighty Nine Dollars ($3,488,489.00), with interest on the unpaid principal sum from time to time outstanding hereunder at an annual rate equal to the lesser of (i) with respect to overdue amounts (except to the extent not paid when due because payment is then prohibited pursuant to the terms of the Subordination Agreement, as defined below), from and after the time due, seventeen per cent (17%), compounded quarterly on each February 20, May 20, August 20 and November 20, and with respect to all other amounts, twelve per cent (12%) simple interest; and
(ii) the maximum lawful rate of interest; in each case to be applied on the basis of the actual number of days elapsed and a 365-day year.

     Subject to acceleration as provided herein, payments in respect of this Note will be made on the following schedule:

     (i) Interest will be payable in arrears for the three-month periods ended on each January 31, April 30, July 31, and October 31, in each case not more than 20 days after the end of such three-month period (i.e., February 20, May 20, August 20, and November 20). In addition to any other applicable rights or remedies of the Payee, any interest not paid when due will thereafter bear interest at the applicable rate stated above.

     (ii) There are no scheduled principal payments required by this Note.

     (iii) The entire amount of indebtedness represented by this Note will be due and payable not later than May 31, 2008.

     Any amount owing hereunder that is not paid because prohibited pursuant to the terms of the Subordination Agreement will be paid as soon as to do so is not so prohibited.

     Acceleration. At the Payee's option, the entire amount of indebtedness represented by this Note will become due and payable immediately upon written notice of acceleration given by the Payee to the Maker following any: (i) liquidation or dissolution of the Maker, or other termination or winding-up of its existence or business; (ii) sale of all or substantially all of the assets or capital stock of the Maker; or (iii) acceleration of the due date of the Senior Liabilities, as defined in the Subordination Agreement, or any other indebtedness of the Maker for borrowed money.

     In addition, the entire amount of indebtedness represented by this Note will become due and payable, automatically and without any notice or other action, immediately upon any: (i) appointment of a receiver for the Maker or its assets; (ii) assignment by the Maker for the benefit of its creditors; or (iii) institution by or against the Maker of any proceedings under bankruptcy, insolvency, or similar laws, which in the case of any such institution against the Maker, are not dismissed within 90 days.

     For purposes of the preceding two paragraphs, any event of the types described therein involving one or more of the Maker's subsidiaries will be deemed to have occurred with respect to the Maker if such subsidiary or subsidiaries represent more than 50% (by either book value or fair market value) of the consolidated assets of the Maker and all of its consolidated subsidiaries.

     Prepayment. The Maker will have the right to prepay the unpaid principal amount of this Note in full at any time, or in part from time to time, on 30 days' prior written notice to the Payee and the other holders of the Baker Notes; provided, that by written notice executed by all holders of the Baker Notes given to the Maker within 20 days following any such notice, such holders may require the Maker to allocate the aggregate amount proposed to be repaid to all of them among such holders in such proportions as they may specify.

     Any prepayment of this Note will include all accrued and unpaid interest on the principal amount prepaid.

     If any prepayment of this Note is made before October 5, 2003, the Maker will pay the Payee a premium equal to a percentage of the principal amount prepaid, which percentage will be one per cent (1%) with respect to payments made before such date.

     Maker's Waiver of Presentment, Etc. The Maker hereby waives presentment, notice, protest, and all other demands and notices.

     No Waiver by Payee. The failure of the Payee to exercise any of its rights, remedies, powers, or privileges hereunder in any instance will not constitute a waiver thereof in respect of that or any other instance.

     Enforcement Costs. The Maker will pay on demand all costs of collection, including all court costs and attorneys' reasonable fees, paid or incurred by the Payee in enforcing this Note and its rights hereunder.

     Pro Rata Payments. Except to the extent provided above under the caption "Prepayment" and except to the extent otherwise agreed in writing by all holders of the Baker Notes, any payments by the Maker in respect of the Baker Notes will be made pro rata in proportion to the respective amounts then owing by the Maker in respect of each such note.

     Subordination. This Note is subject to a separate Subordination and Pledge Agreement, dated March 5, 2003, among the Payee, Ross S. Rapaport, not individually but as Trustee of the Peter K. Baker Life Insurance Trust, The John
B. Baker Insurance Trust and u/t/a/ dated December 16, 1991 f/b/o Joan Baker et. al., as agent for the Payee and certain other holders of indebtedness of the Maker (in such capacity, the "Agent"), the Maker, Vermont Pure Springs, Inc., Crystal Rock Spring Water Company and Webster Bank, as agent, which, among other things, (a) subordinates the Maker's obligations to the Payee to the Maker's obligations to the holders of Senior Liabilities as defined in such agreement, and (b) restricts the amount and payment of principal and interest hereunder and the rights of the holder of the Note to enforce any provision hereof or to access any collateral security for this Note. Neither this Note nor any rights hereunder may be transferred (and any attempt to do so will be void) unless the proposed transferee first becomes a party to the Subordination Agreement.

     Security. This Note is secured pursuant to the terms of the Security Agreement, dated as of October 5, 2000, as amended, among the Maker, Platinum Acquisition Corp., formerly named "Vermont Pure Holdings, Ltd.," Vermont Pure Springs, Inc., the Payee, the original holders of the other Baker Notes, and the Agent.

     Governing Law. This Note will be governed by and interpreted and construed in accordance with the internal laws of the State of Connecticut (without reference to principles of conflicts or choice of law).

             [The remainder of this page intentionally left blank.]

     This Note is executed and delivered on and as of the date first above written.

                                              VERMONT PURE HOLDINGS, LTD.

                                              By______________________________
                                                Name:    Timothy G. Fallon
                                                Title:   Chief Executive Officer

                                                                   Exhibit 10.15



   THIS INSTRUMENT IS SUBJECT TO THE SUBORDINATION AND PLEDGE AGREEMENT, DATED
     AS OF March 5, 2003, AMONG THE INITIAL PAYEE HEREOF, THE MAKER HEREOF, CRYSTAL ROCK SPRING WATER COMPANY, VERMONT PURE SPRINGS, INC., AND WEBSTER
       BANK, AS AGENT, WHICH, AMONG OTHER THINGS, SUBORDINATES THE MAKER'S OBLIGATIONS TO THE PAYEE TO THE MAKER'S OBLIGATIONS TO THE HOLDERS OF SENIOR
                   LIABILITIES, AS DEFINED IN SUCH AGREEMENT.



                AMENDED AND RESTATED SUBORDINATED PROMISSORY NOTE


US$3,511,111.00                                            Dated:  March 5, 2003


     This Note is one of five amended and restated promissory notes (the "Baker Notes") executed and delivered as of the date hereof by Vermont Pure Holdings, Ltd. (the "Maker"), a Delaware corporation, in favor of each of Henry E. Baker, Joan A. Baker, John B. Baker, Peter K. Baker, Ross S. Rapaport, not individually but as Trustee of the Peter K. Baker Life Insurance Trust, the John B. Baker Insurance Trust, and U/T/A dated December 16, 1991 F/B/O Joan Baker et al., respectively (collectively, the "Stockholders"). This Amended and Restated Subordinated Promissory Note (the "Note") amends and restates in its entirety the original Subordinated Promissory Note dated October 5, 2000 in the principal amount of Five Million Two Hundred Thousand Dollars ($5,200,000) (the "Original Note"), which Original Note is hereby superceded and replaced in its entirety.

     Payment Terms. The Maker hereby promises to pay to the order of Joan A. Baker (including any subsequent holder of this Note, the "Payee"), the principal sum of Three Million Five Hundred Eleven Thousand One Hundred Eleven Dollars ($3,511,111.00), with interest on the unpaid principal sum from time to time outstanding hereunder at an annual rate equal to the lesser of (i) with respect to overdue amounts (except to the extent not paid when due because payment is then prohibited pursuant to the terms of the Subordination Agreement, as defined below), from and after the time due, seventeen per cent (17%), compounded quarterly on each February 20, May 20, August 20 and November 20, and with respect to all other amounts, twelve per cent (12%) simple interest; and (ii) the maximum lawful rate of interest; in each case to be applied on the basis of the actual number of days elapsed and a 365-day year.

     Subject to acceleration as provided herein, payments in respect of this Note will be made on the following schedule:

     (i) Interest will be payable in arrears for the three-month periods ended on each January 31, April 30, July 31, and October 31, in each case not more than 20 days after the end of such three-month period (i.e., February 20, May 20, August 20, and November 20). In addition to any other applicable rights or remedies of the Payee, any interest not paid when due will thereafter bear interest at the applicable rate stated above.

     (ii) There are no scheduled principal payments required by this Note.

     (iii) The entire amount of indebtedness represented by this Note will be due and payable not later than May 31, 2008.

     Any amount owing hereunder that is not paid because prohibited pursuant to the terms of the Subordination Agreement will be paid as soon as to do so is not so prohibited.

     Acceleration. At the Payee's option, the entire amount of indebtedness represented by this Note will become due and payable immediately upon written notice of acceleration given by the Payee to the Maker following any: (i) liquidation or dissolution of the Maker, or other termination or winding-up of its existence or business; (ii) sale of all or substantially all of the assets or capital stock of the Maker; or (iii) acceleration of the due date of the Senior Liabilities, as defined in the Subordination Agreement, or any other indebtedness of the Maker for borrowed money.

     In addition, the entire amount of indebtedness represented by this Note will become due and payable, automatically and without any notice or other action, immediately upon any: (i) appointment of a receiver for the Maker or its assets; (ii) assignment by the Maker for the benefit of its creditors; or (iii) institution by or against the Maker of any proceedings under bankruptcy, insolvency, or similar laws, which in the case of any such institution against the Maker, are not dismissed within 90 days.

     For purposes of the preceding two paragraphs, any event of the types described therein involving one or more of the Maker's subsidiaries will be deemed to have occurred with respect to the Maker if such subsidiary or subsidiaries represent more than 50% (by either book value or fair market value) of the consolidated assets of the Maker and all of its consolidated subsidiaries.

     Prepayment. The Maker will have the right to prepay the unpaid principal amount of this Note in full at any time, or in part from time to time, on 30 days' prior written notice to the Payee and the other holders of the Baker Notes; provided, that by written notice executed by all holders of the Baker Notes given to the Maker within 20 days following any such notice, such holders may require the Maker to allocate the aggregate amount proposed to be repaid to all of them among such holders in such proportions as they may specify.

     Any prepayment of this Note will include all accrued and unpaid interest on the principal amount prepaid.

     If any prepayment of this Note is made before October 5, 2003, the Maker will pay the Payee a premium equal to a percentage of the principal amount prepaid, which percentage will be one per cent (1%) with respect to payments made before such date.

     Maker's Waiver of Presentment, Etc. The Maker hereby waives presentment, notice, protest, and all other demands and notices.

     No Waiver by Payee. The failure of the Payee to exercise any of its rights, remedies, powers, or privileges hereunder in any instance will not constitute a waiver thereof in respect of that or any other instance.

     Enforcement Costs. The Maker will pay on demand all costs of collection, including all court costs and attorneys' reasonable fees, paid or incurred by the Payee in enforcing this Note and its rights hereunder.

     Pro Rata Payments. Except to the extent provided above under the caption "Prepayment" and except to the extent otherwise agreed in writing by all holders of the Baker Notes, any payments by the Maker in respect of the Baker Notes will be made pro rata in proportion to the respective amounts then owing by the Maker in respect of each such note.

     Subordination. This Note is subject to a separate Subordination and Pledge Agreement, dated March 5, 2003, among the Payee, Ross S. Rapaport, not individually but as Trustee of the Peter K. Baker Life Insurance Trust, The John
B. Baker Insurance Trust and u/t/a/ dated December 16, 1991 f/b/o Joan Baker et. al., as agent for the Payee and certain other holders of indebtedness of the Maker (in such capacity, the "Agent"), the Maker, Vermont Pure Springs, Inc., Crystal Rock Spring Water Company and Webster Bank, as agent, which, among other things, (a) subordinates the Maker's obligations to the Payee to the Maker's obligations to the holders of Senior Liabilities as defined in such agreement, and (b) restricts the amount and payment of principal and interest hereunder and the rights of the holder of the Note to enforce any provision hereof or to access any collateral security for this Note. Neither this Note nor any rights hereunder may be transferred (and any attempt to do so will be void) unless the proposed transferee first becomes a party to the Subordination Agreement.

     Security. This Note is secured pursuant to the terms of the Security Agreement, dated as of October 5, 2000, as amended, among the Maker, Platinum Acquisition Corp., formerly named "Vermont Pure Holdings, Ltd.," Vermont Pure Springs, Inc., the Payee, the original holders of the other Baker Notes, and the Agent.

     Governing Law. This Note will be governed by and interpreted and construed in accordance with the internal laws of the State of Connecticut (without reference to principles of conflicts or choice of law).

             [The remainder of this page intentionally left blank.]

     This Note is executed and delivered on and as of the date first above written.

                                              VERMONT PURE HOLDINGS, LTD.

                                              By______________________________
                                                Name:    Timothy G. Fallon
                                                Title:   Chief Executive Officer

                                                                   Exhibit 10.16



   THIS INSTRUMENT IS SUBJECT TO THE SUBORDINATION AND PLEDGE AGREEMENT, DATED
     AS OF March 5, 2003, AMONG THE INITIAL PAYEE HEREOF, THE MAKER HEREOF, CRYSTAL ROCK SPRING WATER COMPANY, VERMONT PURE SPRINGS, INC., AND WEBSTER
       BANK, AS AGENT, WHICH, AMONG OTHER THINGS, SUBORDINATES THE MAKER'S OBLIGATIONS TO THE PAYEE TO THE MAKER'S OBLIGATIONS TO THE HOLDERS OF SENIOR
                   LIABILITIES, AS DEFINED IN SUCH AGREEMENT.


                AMENDED AND RESTATED SUBORDINATED PROMISSORY NOTE


US$5,200,000.00                                           Dated:  March 5, 2003


     This Note is one of five amended and restated promissory notes (the "Baker Notes") executed and delivered as of the date hereof by Vermont Pure Holdings, Ltd. (the "Maker"), a Delaware corporation, in favor of each of Henry E. Baker, Joan A. Baker, John B. Baker, Peter K. Baker, Ross S. Rapaport, not individually but as Trustee of the Peter K. Baker Life Insurance Trust, the John B. Baker Insurance Trust, and U/T/A dated December 16, 1991 F/B/O Joan Baker et al., respectively (collectively, the "Stockholders"). This Amended and Restated Subordinated Promissory Note (the "Note") amends and restates in its entirety the original Subordinated Promissory Note dated October 5, 2000 in the principal amount of Five Million Two Hundred Thousand Dollars ($5,200,000) (the "Original Note"), which Original Note is hereby superceded and replaced in its entirety.

     Payment Terms. The Maker hereby promises to pay to the order of John B. Baker (including any subsequent holder of this Note, the "Payee"), the principal sum of Five Million Two Hundred Thousand Dollars ($5,200,000.00), with interest on the unpaid principal sum from time to time outstanding hereunder at an annual rate equal to the lesser of (i) with respect to overdue amounts (except to the extent not paid when due because payment is then prohibited pursuant to the terms of the Subordination Agreement, as defined below), from and after the time due, seventeen per cent (17%), compounded quarterly on each February 20, May 20, August 20 and November 20, and with respect to all other amounts, twelve per cent (12%) simple interest; and (ii) the maximum lawful rate of interest; in each case to be applied on the basis of the actual number of days elapsed and a 365-day year.

     Subject to acceleration as provided herein, payments in respect of this Note will be made on the following schedule:

     (i) Interest will be payable in arrears for the three-month periods ended on each January 31, April 30, July 31, and October 31, in each case not more than 20 days after the end of such three-month period (i.e., February 20, May 20, August 20, and November 20). In addition to any other applicable rights or remedies of the Payee, any interest not paid when due will thereafter bear interest at the applicable rate stated above.

     (ii) There are no scheduled principal payments required by this Note.

     (iii) The entire amount of indebtedness represented by this Note will be due and payable not later than May 31, 2008.

     Any amount owing hereunder that is not paid because prohibited pursuant to the terms of the Subordination Agreement will be paid as soon as to do so is not so prohibited.

     Acceleration. At the Payee's option, the entire amount of indebtedness represented by this Note will become due and payable immediately upon written notice of acceleration given by the Payee to the Maker following any: (i) liquidation or dissolution of the Maker, or other termination or winding-up of its existence or business; (ii) sale of all or substantially all of the assets or capital stock of the Maker; or (iii) acceleration of the due date of the Senior Liabilities, as defined in the Subordination Agreement, or any other indebtedness of the Maker for borrowed money.

     In addition, the entire amount of indebtedness represented by this Note will become due and payable, automatically and without any notice or other action, immediately upon any: (i) appointment of a receiver for the Maker or its assets; (ii) assignment by the Maker for the benefit of its creditors; or (iii) institution by or against the Maker of any proceedings under bankruptcy, insolvency, or similar laws, which in the case of any such institution against the Maker, are not dismissed within 90 days.

     For purposes of the preceding two paragraphs, any event of the types described therein involving one or more of the Maker's subsidiaries will be deemed to have occurred with respect to the Maker if such subsidiary or subsidiaries represent more than 50% (by either book value or fair market value) of the consolidated assets of the Maker and all of its consolidated subsidiaries.

     Prepayment. The Maker will have the right to prepay the unpaid principal amount of this Note in full at any time, or in part from time to time, on 30 days' prior written notice to the Payee and the other holders of the Baker Notes; provided, that by written notice executed by all holders of the Baker Notes given to the Maker within 20 days following any such notice, such holders may require the Maker to allocate the aggregate amount proposed to be repaid to all of them among such holders in such proportions as they may specify.

     Any prepayment of this Note will include all accrued and unpaid interest on the principal amount prepaid.

     If any prepayment of this Note is made before October 5, 2003, the Maker will pay the Payee a premium equal to a percentage of the principal amount prepaid, which percentage will be one per cent (1%) with respect to payments made before such date.

     Maker's Waiver of Presentment, Etc. The Maker hereby waives presentment, notice, protest, and all other demands and notices.

     No Waiver by Payee. The failure of the Payee to exercise any of its rights, remedies, powers, or privileges hereunder in any instance will not constitute a waiver thereof in respect of that or any other instance.

     Enforcement Costs. The Maker will pay on demand all costs of collection, including all court costs and attorneys' reasonable fees, paid or incurred by the Payee in enforcing this Note and its rights hereunder.

     Pro Rata Payments. Except to the extent provided above under the caption "Prepayment" and except to the extent otherwise agreed in writing by all holders of the Baker Notes, any payments by the Maker in respect of the Baker Notes will be made pro rata in proportion to the respective amounts then owing by the Maker in respect of each such note.

     Subordination. This Note is subject to a separate Subordination and Pledge Agreement, dated March 5, 2003, among the Payee, Ross S. Rapaport, not individually but as Trustee of the Peter K. Baker Life Insurance Trust, The John
B. Baker Insurance Trust and u/t/a/ dated December 16, 1991 f/b/o Joan Baker et. al., as agent for the Payee and certain other holders of indebtedness of the Maker (in such capacity, the "Agent"), the Maker, Vermont Pure Springs, Inc., Crystal Rock Spring Water Company and Webster Bank, as agent, which, among other things, (a) subordinates the Maker's obligations to the Payee to the Maker's obligations to the holders of Senior Liabilities as defined in such agreement, and (b) restricts the amount and payment of principal and interest hereunder and the rights of the holder of the Note to enforce any provision hereof or to access any collateral security for this Note. Neither this Note nor any rights hereunder may be transferred (and any attempt to do so will be void) unless the proposed transferee first becomes a party to the Subordination Agreement.

     Security. This Note is secured pursuant to the terms of the Security Agreement, dated as of October 5, 2000, as amended, among the Maker, Platinum Acquisition Corp., formerly named "Vermont Pure Holdings, Ltd.," Vermont Pure Springs, Inc., the Payee, the original holders of the other Baker Notes, and the Agent.

     Governing Law. This Note will be governed by and interpreted and construed in accordance with the internal laws of the State of Connecticut (without reference to principles of conflicts or choice of law).

             [The remainder of this page intentionally left blank.]

     This Note is executed and delivered on and as of the date first above written.

                                             VERMONT PURE HOLDINGS, LTD.

                                             By______________________________
                                               Name:    Timothy G. Fallon
                                               Title:   Chief Executive Officer

                                                                    Exhbit 10.17



   THIS INSTRUMENT IS SUBJECT TO THE SUBORDINATION AND PLEDGE AGREEMENT, DATED
     AS OF March 5, 2003, AMONG THE INITIAL PAYEE HEREOF, THE MAKER HEREOF, CRYSTAL ROCK SPRING WATER COMPANY, VERMONT PURE SPRINGS, INC., AND WEBSTER
       BANK, AS AGENT, WHICH, AMONG OTHER THINGS, SUBORDINATES THE MAKER'S OBLIGATIONS TO THE PAYEE TO THE MAKER'S OBLIGATIONS TO THE HOLDERS OF SENIOR
                   LIABILITIES, AS DEFINED IN SUCH AGREEMENT.





                AMENDED AND RESTATED SUBORDINATED PROMISSORY NOTE


US$5,200,000.00                                           Dated:  March 5, 2003


     This Note is one of five amended and restated promissory notes (the "Baker Notes") executed and delivered as of the date hereof by Vermont Pure Holdings, Ltd. (the "Maker"), a Delaware corporation, in favor of each of Henry E. Baker, Joan A. Baker, John B. Baker, Peter K. Baker, Ross S. Rapaport, not individually but as Trustee of the Peter K. Baker Life Insurance Trust, the John B. Baker Insurance Trust, and U/T/A dated December 16, 1991 F/B/O Joan Baker et al., respectively (collectively, the "Stockholders"). This Amended and Restated Subordinated Promissory Note (the "Note") amends and restates in its entirety the original Subordinated Promissory Note dated October 5, 2000 in the principal amount of Five Million Two Hundred Thousand Dollars ($5,200,000) (the "Original Note"), which Original Note is hereby superceded and replaced in its entirety.

     Payment Terms. The Maker hereby promises to pay to the order of Peter K. Baker (including any subsequent holder of this Note, the "Payee"), the principal sum of Five Million Two Hundred Thousand Dollars ($5,200,000.00), with interest on the unpaid principal sum from time to time outstanding hereunder at an annual rate equal to the lesser of (i) with respect to overdue amounts (except to the extent not paid when due because payment is then prohibited pursuant to the terms of the Subordination Agreement, as defined below), from and after the time due, seventeen per cent (17%), compounded quarterly on each February 20, May 20, August 20 and November 20, and with respect to all other amounts, twelve per cent (12%) simple interest; and (ii) the maximum lawful rate of interest; in each case to be applied on the basis of the actual number of days elapsed and a 365-day year.

         Subject to acceleration as provided herein, payments in respect of this Note will be made on the following schedule:

     (i) Interest will be payable in arrears for the three-month periods ended on each January 31, April 30, July 31, and October 31, in each case not more than 20 days after the end of such three-month period (i.e., February 20, May 20, August 20, and November 20). In addition to any other applicable rights or remedies of the Payee, any interest not paid when due will thereafter bear interest at the applicable rate stated above.

     (ii) There are no scheduled principal payments required by this Note.

     (iii) The entire amount of indebtedness represented by this Note will be due and payable not later than May 31, 2008.

     Any amount owing hereunder that is not paid because prohibited pursuant to the terms of the Subordination Agreement will be paid as soon as to do so is not so prohibited.

     Acceleration. At the Payee's option, the entire amount of indebtedness represented by this Note will become due and payable immediately upon written notice of acceleration given by the Payee to the Maker following any: (i) liquidation or dissolution of the Maker, or other termination or winding-up of its existence or business; (ii) sale of all or substantially all of the assets or capital stock of the Maker; or (iii) acceleration of the due date of the Senior Liabilities, as defined in the Subordination Agreement, or any other indebtedness of the Maker for borrowed money.

     In addition, the entire amount of indebtedness represented by this Note will become due and payable, automatically and without any notice or other action, immediately upon any: (i) appointment of a receiver for the Maker or its assets; (ii) assignment by the Maker for the benefit of its creditors; or (iii) institution by or against the Maker of any proceedings under bankruptcy, insolvency, or similar laws, which in the case of any such institution against the Maker, are not dismissed within 90 days.

     For purposes of the preceding two paragraphs, any event of the types described therein involving one or more of the Maker's subsidiaries will be deemed to have occurred with respect to the Maker if such subsidiary or subsidiaries represent more than 50% (by either book value or fair market value) of the consolidated assets of the Maker and all of its consolidated subsidiaries.

     Prepayment. The Maker will have the right to prepay the unpaid principal amount of this Note in full at any time, or in part from time to time, on 30 days' prior written notice to the Payee and the other holders of the Baker Notes; provided, that by written notice executed by all holders of the Baker Notes given to the Maker within 20 days following any such notice, such holders may require the Maker to allocate the aggregate amount proposed to be repaid to all of them among such holders in such proportions as they may specify.

     Any prepayment of this Note will include all accrued and unpaid interest on the principal amount prepaid.

     If any prepayment of this Note is made before October 5, 2003, the Maker will pay the Payee a premium equal to a percentage of the principal amount prepaid, which percentage will be one per cent (1%) with respect to payments made before such date.

     Maker's Waiver of Presentment, Etc. The Maker hereby waives presentment, notice, protest, and all other demands and notices.

     No Waiver by Payee. The failure of the Payee to exercise any of its rights, remedies, powers, or privileges hereunder in any instance will not constitute a waiver thereof in respect of that or any other instance.

     Enforcement Costs. The Maker will pay on demand all costs of collection, including all court costs and attorneys' reasonable fees, paid or incurred by the Payee in enforcing this Note and its rights hereunder.

     Pro Rata Payments. Except to the extent provided above under the caption "Prepayment" and except to the extent otherwise agreed in writing by all holders of the Baker Notes, any payments by the Maker in respect of the Baker Notes will be made pro rata in proportion to the respective amounts then owing by the Maker in respect of each such note.

     Subordination. This Note is subject to a separate Subordination and Pledge Agreement, dated March 5, 2003, among the Payee, Ross S. Rapaport, not individually but as Trustee of the Peter K. Baker Life Insurance Trust, The John
B. Baker Insurance Trust and u/t/a/ dated December 16, 1991 f/b/o Joan Baker et. al., as agent for the Payee and certain other holders of indebtedness of the Maker (in such capacity, the "Agent"), the Maker, Vermont Pure Springs, Inc., Crystal Rock Spring Water Company and Webster Bank, as agent, which, among other things, (a) subordinates the Maker's obligations to the Payee to the Maker's obligations to the holders of Senior Liabilities as defined in such agreement, and (b) restricts the amount and payment of principal and interest hereunder and the rights of the holder of the Note to enforce any provision hereof or to access any collateral security for this Note. Neither this Note nor any rights hereunder may be transferred (and any attempt to do so will be void) unless the proposed transferee first becomes a party to the Subordination Agreement.

     Security. This Note is secured pursuant to the terms of the Security Agreement, dated as of October 5, 2000, as amended, among the Maker, Platinum Acquisition Corp., formerly named "Vermont Pure Holdings, Ltd.," Vermont Pure Springs, Inc., the Payee, the original holders of the other Baker Notes, and the Agent.

     Governing Law. This Note will be governed by and interpreted and construed in accordance with the internal laws of the State of Connecticut (without reference to principles of conflicts or choice of law).

             [The remainder of this page intentionally left blank.]

     This Note is executed and delivered on and as of the date first above written.

                                              VERMONT PURE HOLDINGS, LTD.

                                              By______________________________
                                                Name:    Timothy G. Fallon
                                                Title:   Chief Executive Officer

                                                                   Exhibit 10.18



   THIS INSTRUMENT IS SUBJECT TO THE SUBORDINATION AND PLEDGE AGREEMENT, DATED
     AS OF March 5, 2003, AMONG THE INITIAL PAYEE HEREOF, THE MAKER HEREOF, CRYSTAL ROCK SPRING WATER COMPANY, VERMONT PURE SPRINGS, INC., AND WEBSTER
       BANK, AS AGENT, WHICH, AMONG OTHER THINGS, SUBORDINATES THE MAKER'S OBLIGATIONS TO THE PAYEE TO THE MAKER'S OBLIGATIONS TO THE HOLDERS OF SENIOR
                   LIABILITIES, AS DEFINED IN SUCH AGREEMENT.


                AMENDED AND RESTATED SUBORDINATED PROMISSORY NOTE


US$5,200,000.00                                           Dated:  March 5, 2003


     This Note is one of five amended and restated promissory notes (the "Baker Notes") executed and delivered as of the date hereof by Vermont Pure Holdings, Ltd. (the "Maker"), a Delaware corporation, in favor of each of Henry E. Baker, Joan A. Baker, John B. Baker, Peter K. Baker, Ross S. Rapaport, not individually but as Trustee of the Peter K. Baker Life Insurance Trust, the John B. Baker Insurance Trust, and U/T/A dated December 16, 1991 F/B/O Joan Baker et al., respectively (collectively, the "Stockholders"). This Amended and Restated Subordinated Promissory Note (the "Note") amends and restates in its entirety the original Subordinated Promissory Note dated October 5, 2000 in the principal amount of Five Million Two Hundred Thousand Dollars ($5,200,000) (the "Original Note"), which Original Note is hereby superceded and replaced in its entirety.

     Payment Terms. The Maker hereby promises to pay to the order of Ross S. Rapaport, not individually but as Trustee of the Peter K. Baker Life Insurance Trust, the John B. Baker Insurance Trust, and U/T/A dated December 16, 1991 F/B/O Joan Baker et al. (including any subsequent holder of this Note, the "Payee"), the principal sum of Five Million Two Hundred Thousand Dollars ($5,200,000.00), with interest on the unpaid principal sum from time to time outstanding hereunder at an annual rate equal to the lesser of (i) with respect to overdue amounts (except to the extent not paid when due because payment is then prohibited pursuant to the terms of the Subordination Agreement, as defined below), from and after the time due, seventeen per cent (17%), compounded quarterly on each February 20, May 20, August 20 and November 20, and with respect to all other amounts, twelve per cent (12%) simple interest; and (ii) the maximum lawful rate of interest; in each case to be applied on the basis of the actual number of days elapsed and a 365-day year.

     Subject to acceleration as provided herein, payments in respect of this Note will be made on the following schedule:

     (i) Interest will be payable in arrears for the three-month periods ended on each January 31, April 30, July 31, and October 31, in each case not more than 20 days after the end of such three-month period (i.e., February 20, May 20, August 20, and November 20). In addition to any other applicable rights or remedies of the Payee, any interest not paid when due will thereafter bear interest at the applicable rate stated above.

     (ii) There are no scheduled principal payments required by this Note.

     (iii) The entire amount of indebtedness represented by this Note will be due and payable not later than May 31, 2008.

     Any amount owing hereunder that is not paid because prohibited pursuant to the terms of the Subordination Agreement will be paid as soon as to do so is not so prohibited.

     Acceleration. At the Payee's option, the entire amount of indebtedness represented by this Note will become due and payable immediately upon written notice of acceleration given by the Payee to the Maker following any: (i) liquidation or dissolution of the Maker, or other termination or winding-up of its existence or business; (ii) sale of all or substantially all of the assets or capital stock of the Maker; or (iii) acceleration of the due date of the Senior Liabilities, as defined in the Subordination Agreement, or any other indebtedness of the Maker for borrowed money.

     In addition, the entire amount of indebtedness represented by this Note will become due and payable, automatically and without any notice or other action, immediately upon any: (i) appointment of a receiver for the Maker or its assets; (ii) assignment by the Maker for the benefit of its creditors; or (iii) institution by or against the Maker of any proceedings under bankruptcy, insolvency, or similar laws, which in the case of any such institution against the Maker, are not dismissed within 90 days.

     For purposes of the preceding two paragraphs, any event of the types described therein involving one or more of the Maker's subsidiaries will be deemed to have occurred with respect to the Maker if such subsidiary or subsidiaries represent more than 50% (by either book value or fair market value) of the consolidated assets of the Maker and all of its consolidated subsidiaries.

     Prepayment. The Maker will have the right to prepay the unpaid principal amount of this Note in full at any time, or in part from time to time, on 30 days' prior written notice to the Payee and the other holders of the Baker Notes; provided, that by written notice executed by all holders of the Baker Notes given to the Maker within 20 days following any such notice, such holders may require the Maker to allocate the aggregate amount proposed to be repaid to all of them among such holders in such proportions as they may specify.

     Any prepayment of this Note will include all accrued and unpaid interest on the principal amount prepaid.

     If any prepayment of this Note is made before October 5, 2003, the Maker will pay the Payee a premium equal to a percentage of the principal amount prepaid, which percentage will be one per cent (1%) with respect to payments made before such date.

     Maker's Waiver of Presentment, Etc. The Maker hereby waives presentment, notice, protest, and all other demands and notices.

     No Waiver by Payee. The failure of the Payee to exercise any of its rights, remedies, powers, or privileges hereunder in any instance will not constitute a waiver thereof in respect of that or any other instance.

     Enforcement Costs. The Maker will pay on demand all costs of collection, including all court costs and attorneys' reasonable fees, paid or incurred by the Payee in enforcing this Note and its rights hereunder.

     Pro Rata Payments. Except to the extent provided above under the caption "Prepayment" and except to the extent otherwise agreed in writing by all holders of the Baker Notes, any payments by the Maker in respect of the Baker Notes will be made pro rata in proportion to the respective amounts then owing by the Maker in respect of each such note.

     Subordination. This Note is subject to a separate Subordination and Pledge Agreement, dated March 5, 2003, among the Payee, Ross S. Rapaport, not individually but as Trustee of the Peter K. Baker Life Insurance Trust, The John
B. Baker Insurance Trust and u/t/a/ dated December 16, 1991 f/b/o Joan Baker et. al., as agent for the Payee and certain other holders of indebtedness of the Maker (in such capacity, the "Agent"), the Maker, Vermont Pure Springs, Inc., Crystal Rock Spring Water Company and Webster Bank, as agent, which, among other things, (a) subordinates the Maker's obligations to the Payee to the Maker's obligations to the holders of Senior Liabilities as defined in such agreement, and (b) restricts the amount and payment of principal and interest hereunder and the rights of the holder of the Note to enforce any provision hereof or to access any collateral security for this Note. Neither this Note nor any rights hereunder may be transferred (and any attempt to do so will be void) unless the proposed transferee first becomes a party to the Subordination Agreement.

     Security. This Note is secured pursuant to the terms of the Security Agreement, dated as of October 5, 2000, as amended, among the Maker, Platinum Acquisition Corp., formerly named "Vermont Pure Holdings, Ltd.," Vermont Pure Springs, Inc., the Payee, the original holders of the other Baker Notes, and the Agent.

     Governing Law. This Note will be governed by and interpreted and construed in accordance with the internal laws of the State of Connecticut (without reference to principles of conflicts or choice of law).

             [The remainder of this page intentionally left blank.]

     This Note is executed and delivered on and as of the date first above written.

                                             VERMONT PURE HOLDINGS, LTD.

                                             By______________________________
                                               Name:    Timothy G. Fallon
                                               Title:   Chief Executive Officer

                                                                   Exhibit 10.19

                       SUBORDINATION AND PLEDGE AGREEMENT

                                                                  March 5, 2003

WHEREAS, VERMONT PURE HOLDINGS, LTD., a Delaware corporation with a principal executive office at Catamount Industrial Park, Route 66, Randolph, Vermont 05060 ("Holdings"), CRYSTAL ROCK SPRING WATER COMPANY, a Connecticut corporation with an office at 1050 Buckingham Street, Watertown, Connecticut 06795 ("Crystal Rock"), and VERMONT PURE SPRINGS, INC., a Delaware corporation with an office at Catamount Industrial Park, Route 66, Randolph, Vermont 05060 ("VPS", and collectively with Holdings and Crystal Rock, the "Obligors ") are now indebted to HENRY E. BAKER (the "Subordinate Lender") and may from time to time hereafter become indebted to the Subordinate Lender in further amounts; and

WHEREAS, Ross S. Rapaport, not individually but as Trustee of the Peter K. Baker Life Insurance Trust, The John B. Baker Insurance Trust and u/t/a dated December 16, 1991 f/b/o Joan Baker et. al. is acting as agent (the "Subordinate Lender's Agent") for Subordinate Lender pursuant to certain of the Subordinated Loan Documents; and

WHEREAS, the Obligors have requested, and may from time to time hereafter request, the lenders under that certain Loan and Security Agreement dated as of the 5th day of March, 2003, as the same may be amended from time to time, by and among the Obligors, each of the lenders which is a signatory thereto (individually, together with its successors and assigns, a "Lender" and collectively, the "Lenders") and Webster Bank, as agent (in such capacity, together with its successors and assigns in such capacity, the "Agent" ) to make or agree to make loans, extensions of credit or other financial accommodations to the Obligors (the "Loans"); and

WHEREAS, the Lenders, as a condition to the making or continuation of the Loans, has required the Subordinate Lender to execute and deliver this Subordination and Pledge Agreement (together with all schedules and any exhibits attached hereto and amendments or modifications hereto in effect from time to time, the "Agreement").

NOW, THEREFORE, in order to induce the Lenders to make, or continue to make the Loans and in consideration thereof, the Subordinate Lender agrees as follows:

A. Definitions. As used herein, the following terms shall have the following meanings:

     1. Affiliate. The term "Affiliate" means any of each of the Lenders direct and indirect affiliates and subsidiaries.

     2. Bank Collateral. The term "Bank Collateral" means the personal property of the Obligors described in Schedule A and any other real or personal property of any of the Obligors in which the Agent, any Lender or an Affiliate may hereafter be granted a security interest, mortgage interest or other similar interest.

     3. Collection Action. The term "Collection Action" means to (i) exercise or enforce any rights or remedies or assert any claims against the Bank Collateral or Subordinated Lenders' Collateral; (ii) make any claim or commence or initiate any action, lawsuit, case or proceeding against any of the Obligors or join together or with any creditor other than, with its consent, the Agent in any action, lawsuit, case or proceeding against the Obligors (including, but not being limited to, proceedings under the Bankruptcy Code); (iii) contact any account of any of the Obligors or attach or take possession of any Bank Collateral or Subordinated Lenders' Collateral or exercise any right of foreclosure or any right or remedy with respect to any of the Obligors or the Bank Collateral or Subordinated Lenders' Collateral; or (iv) take any other action prejudicial to or inconsistent with the Lenders' and Agent's rights and first priority secured position with respect to the Obligors or the Bank Collateral, including, without limitation, any action that will impede, interfere with, restrict, or restrain the exercise by the Agent or any of the Lenders of their rights and remedies under the Loan Documents or contest in any manner the perfection, priority or validity of any lien held by the Agent in any of the Bank Collateral.

     4. Event of Default. The term "Event of Default" shall mean an Event of Default under the Loan Agreement beyond any applicable grace and cure period.

     5. Financial Covenant Default. The term "Financial Covenant Default" shall mean an Event of Default which results solely from the violation of any now existing or hereafter arising financial covenant contained in the Loan Agreement, including, by way of illustration, those specific financial covenants set forth in Sections 6.16, 6.17, 6.18, 6.19, and 6.20 of the Loan Agreement and any supplement, addition, modification or amendment to those specific financial covenants.

     6. Liabilities. The term "Liabilities" means any and all obligations and indebtedness of every kind and description, now or hereafter existing, whether such debts or obligations are primary or secondary, direct or indirect, absolute or contingent, sole, joint or several, secured or unsecured, due or to become due, contractual or tortious, arising by operation of law, by overdraft, or otherwise, including, without limitation, principal, interest, fees, late fees, expenses, attorneys' fees and costs, and/or allocated fees and costs of the Agent's in-house legal counsel, that have been or may hereafter be contracted or incurred.

     7. Loan Agreement. The term "Loan Agreement" means that certain Loan and Security Agreement among the Obligors, the Lenders and Agent dated the date hereof, and any subsequent supplement, modification, renewal, extension or amendment thereto.

     8. Loan Documents. The term "Loan Documents" means the Loan Agreement and all other credit accommodations, notes, loan agreements, and any other agreements and documents, now or hereafter existing, creating, evidencing, guarantying, securing or relating to any or all of the Senior Liabilities, together with all amendments, modifications, renewals, or extensions thereof.

     9. Non-Covenant Default. The term "Non-Covenant Default" means an Event of Default other than a Financial Covenant Default.

     10. Obligor. The term "Obligor" means the Holdings, Crystal Rock, VPS and each and every other maker, endorser, guarantor, or surety of or for the Senior Liabilities.

     11. Senior Liabilities. The term "Senior Liabilities" means all Liabilities of the Obligors to any of the Lenders, the Agent and/or to any of the Affiliates including, without limitation, any and all interest accruing on Senior Liabilities after the commencement of any proceedings referred to in paragraph
B.5. hereof, notwithstanding any provision or rule of law which might restrict the rights of the Lenders or Agent, as against the Obligors and/or anyone else, to collect such interest. For purposes of this Agreement, Senior Liabilities shall include all Liabilities of the Obligors to the Lenders and the Agent, notwithstanding any right or power of any of the Obligors and/or anyone else to assert any claim or defense as to the invalidity or unenforceability of any such Senior Liabilities.

     12. Subordinated Lenders' Collateral. The term "Subordinated Lenders' Collateral" means the personal property of the Obligors more fully described in Schedule B attached hereto.

     13. Subordinated Lending Group. The term "Subordinated Lending Group" means Henry E. Baker, Joan A. Baker, John B. Baker, Peter K. Baker, and Ross S. Rappaport, not individually, but as Trustee of the Peter K. Baker Life Insurance Trust, the John B. Baker Insurance Trust and u/t/a dated December 16, 1991 f/b/o Joan Baker et. al., each as holder of an Amended and Restated Subordinated
Promissory Note of Holdings dated the date hereof, as such Subordinated Promissory Notes may be amended, restated or replaced from time to time, and any successor holders of such Subordinated Promissory Notes.

     14. Subordinated Liabilities. The term "Subordinated Liabilities" means all Liabilities of the Obligors to the Subordinate Lender, including, without limitation, all payments of principal and interest pursuant to that Amended and Restated Subordinated Promissory Note dated the date hereof from Holdings payable to the order of the Subordinated Lender in the original principal amount of $3,488,889.00 (the "Subordinated Note") and that Guaranty dated October 5, 2000 as amended by amendment dated the date hereof from Platinum and VPS to Subordinate Lender guarantying payments due under the Subordinated Note (the "Subordinate Guaranty") but specifically excluding therefrom compensation from the Obligors to the Subordinate Lender presently contemplated pursuant to the existing employment agreement between any of the Obligors and the Subordinate Lender, as the compensation clauses thereof may be amended from time to time with the consent of the Agent, the normal reimbursement of expenses in the ordinary course of business and indemnification of claims arising solely from the Subordinate Lender's actions as an officer or director of any of the Obligors.

     15. Subordinated Loan Documents. The term "Subordinated Loan Documents" means all credit accommodations, notes, loan agreements and any other agreements and documents, now or hereafter existing, creating, evidencing, guarantying, securing or relating to any or all of the Subordinated Liabilities, together with all amendments, modifications, renewals or extensions thereof.

B. Subordination and Pledge.

   1.  Subordination to Senior Liabilities.

     (a) Except as hereinafter expressly set forth in this Agreement or as the Agent and Lenders may hereafter otherwise expressly consent in writing, the payment of all Subordinated Liabilities shall be postponed and subordinated to the indefeasible payment in full of all Senior Liabilities, and no payments or other distributions whatsoever, including, without limitation, payments of interest in respect of any Subordinated Liabilities shall be made, nor shall any property or assets of the Borrower or other Obligor be applied to the purchase or other acquisition or retirement of any Subordinated Liabilities, nor given as collateral security to secure repayment of same.

     (b) Notwithstanding the provisions in paragraph B.1(a) above, and subject to the other terms of this Agreement, the Subordinate Lender may be granted a security interest in the Subordinated Lenders' Collateral to secure the payments of principal and interest and other amounts due pursuant to the Subordinated Note.

     (c) Notwithstanding the provisions of paragraph B.1(a) above, so long as no Event of Default exists and is continuing, and so long as no event exists and is continuing which, with the giving of notice or the passage of time or both, would constitute an Event of Default, the Obligors may make regularly scheduled quarterly payments of interest under the Subordinated Note, at a rate not in excess of twelve per cent (12%) per annum, and past due regularly scheduled quarterly payments of interest under the Subordinated Note which were not paid when scheduled to be paid because of the terms of this Agreement, including interest at a rate not in excess of twelve per cent (12%) per annum on such past due amounts, but only to the extent that the making of such payments would not result in a Financial Covenant Default.

     (d) Notwithstanding the provisions in paragraph B.1(a) above, so long as no Event of Default exists and is continuing, and so long as no event exists and is continuing which, with the giving of notice or the passage of time or both, would constitute an Event of Default, and provided that all the conditions in the Loan and Security Agreement with respect to a request under the Acquisition/Capital Asset Line of Credit (as defined in the Loan and Security Agreement) for an advance to pay Subordinated Debt (as defined in the Loan and Security Agreement) owed to the Subordinated Lending Group have been satisfied, the Obligors may make principal payments on the Subordinated Debt (as defined in the Loan and Security Agreement) to members of the Subordinated Lending Group which in the aggregate do not exceed $5,000,000.

   2. Pledge of Subordinated Loan Documents. In order to secure the due and punctual payment and performance of the Senior Liabilities, the Subordinate Lender hereby pledges, transfers, assigns, and grants to the Agent a continuing security interest in and lien upon the Subordinated Loan Documents. The Subordinate Lender has endorsed and delivered to the Agent physical possession of any of the Subordinated Loan Documents which are instruments, including the Subordinated Note and has executed Uniform Commercial Code financing statements and such other documents and/or instruments as may be necessary or convenient to perfect the security interests granted herein. Agent shall hold the Subordinated Note and any other Subordinated Loan Documents which are instruments delivered to the Agent as security for the due and punctual payment and performance of the Senior Liabilities and notwithstanding the possession of the Subordinated Note or such other Subordinated Loan Documents by the Agent, the Subordinate Lender shall be entitled to receive payments thereunder to the extent expressly permitted by the terms of this Agreement. Upon payment in full of the Senior Liabilities, the Agent will deliver to the Subordinate Lender in care of Peter
K. Baker the Subordinated Note and any other Subordinated Loan Documents in its possession.

   3. Subordination of Security Interest of Subordinated Liabilities. Any security interest now or hereafter held by the Subordinate Lender and granted by any of the Obligors to secure any of the Subordinated Liabilities, including the security interest described in paragraph B.1(b), is hereby immediately made subordinate, junior and postponed in priority and effect to the priority and effect of the security interest purported to be created by any of the Loan
Documents, as if (and whether or not) the Agent's or any Lender's security interest had been perfected by possession, by timely filing of financing statements, or by any other means prior to the time the security interest with respect to the Subordinated Liabilities is perfected, and prior to the filing of any financing statements in connection with the Subordinated Liabilities. The Subordinate Lender agrees to execute and deliver to the Agent all instruments, including, without limitation, Forms UCC-3, subordinations of lien, and subordinations of mortgage which, in the reasonable opinion of the Agent, are necessary or convenient to effectuate the purposes of this paragraph and this Agreement.

   4.  Further   Assurances  of  Pledge  of  Subordinated   Liabilities.   The
Subordinate Lender will (i) promptly notify the Agent of the creation of any Subordinated Liabilities and of the issuance of any promissory note or other instrument to evidence any Subordinated Liabilities; (ii) cause any Subordinated Liabilities which are not already evidenced by a promissory note or other instrument of the Obligors to be so evidenced; (iii) as collateral security for the Senior Liabilities, endorse, deliver and pledge to the Agent any and all promissory notes and/or other instruments evidencing Subordinated Liabilities, and otherwise assign and/or pledge to the Agent any or all Subordinated Liabilities and the Subordinated Loan Documents, all in a manner satisfactory to the Agent in its sole discretion, and (iv) promptly give the Agent written notice of any default by any Obligor under the Subordinated Note or any agreement securing Obligors' obligations under any of the other Subordinated Loan Documents.

     Further Assurances of Agent. Agent will endeavor to deliver to the Subordinate Lender in care of Peter K. Baker prompt notice of any Event of Default or Financial Covenant Default under the Loan Agreement or any of the other Loan Documents of which the Agent becomes aware but the failure of the Agent to promptly deliver any such notice will not affect any of the rights or obligations of the parties under this Agreement.

   5. Rights of Agent to Collect Subordinated Liabilities. In the event of, and commencing with the date thereof, any dissolution, winding up, liquidation, reorganization or other similar proceedings relating to any Obligor or to any of their creditors, or to any of their property (whether voluntary or involuntary, partial or complete, and whether in bankruptcy, insolvency or receivership, or upon an assignment for the benefit of creditors, or any other marshalling of the assets and liabilities of any Obligor, or any sale of all or substantially all of the assets of any Obligor, or otherwise), the Senior Liabilities shall first be paid in full before the Subordinate Lender shall be entitled to receive and/or to retain any payment or distribution in respect of the Subordinated Liabilities; provided that the Subordinate Lender shall be entitled to receive and retain any securities issued in connection with reorganization proceedings which are junior in right of repayment to the Senior Liabilities to the extent set forth herein, are treated as Subordinated Liabilities hereunder and are subject to all the provisions of this Agreement, and, in order to implement the foregoing (i) all payments and distributions of any kind or character in respect of the Subordinated Liabilities to which any of the Subordinate Lender would be entitled but for the provisions of this Agreement (other than such junior securities) will be made directly to the Agent; (ii) the Subordinate Lender shall promptly file a claim or claims, in the form required in such proceedings, for the full outstanding amount of the Subordinated Liabilities, and shall cause said claim or claims to be approved and all payments and other distributions in respect thereof (other than such junior securities) to be made directly to the Agent; (iii) the Subordinate Lender hereby irrevocably agrees that the Agent may, in its sole discretion, in the name of the Subordinate Lender or otherwise, demand, sue for, collect, receive, and receipt for any and all such payments or distributions, and file, prove, and vote or consent in any such proceedings with respect to, any and all claims of the Subordinate Lender relating to the Subordinated Liabilities; and (iv) the Subordinate Lender hereby ratifies all of the foregoing acts or omissions on the Agent's part or behalf and waives any claim, counterclaim or defense of the Subordinate Lender which may be alleged to arise from such acts or omissions.

   6. Protection of Agent's Rights in Subordinated Liabilities. In the event that the Subordinate Lender receives any payment or other distribution of any kind or character from any Obligor or any other source whatsoever in respect of any of the Subordinated Liabilities, other than as expressly permitted by the terms of this Agreement, such payment or other distribution shall be received in trust for the Lenders and the Agent and promptly turned over by the Subordinate Lender to the Agent. The Subordinate Lender will mark its books and records, and cause the Obligors to mark their books and records, so as to clearly indicate that the Subordinated Liabilities are subordinated in accordance with the terms of this Agreement, and will cause to be clearly inserted in any promissory note or other instrument which at any time evidences any of the Subordinated Liabilities a statement to the effect that the payment thereof is subordinated in accordance with the terms of this Agreement. The Subordinate Lender will execute such further documents and instruments and take such further action as the Agent may from time to time reasonably request to carry out the intent of this Agreement. The Subordinate Lender hereby irrevocably appoints the Agent its attorney in fact, said appointment being coupled with an interest, to execute such further documents and instruments and take such further action on behalf of the Subordinate Lender as the Agent may from time to time deem reasonable to carry out the intent of this Agreement, including, without limitation, the actions set forth in paragraph B.4. hereof.

   7. Treatment of Payment of Subordinated Liabilities. All payments and distributions received by the Agent or any Lender in respect of the Subordinated Liabilities, to the extent received in or converted into cash, may be applied by the Agent and Lenders first to the payment of any and all expenses (including attorneys' fees and disbursements and the allocated fees, expenses and cost of in-house counsel) paid or incurred by the Agent in enforcing this Agreement or in endeavoring to collect or realize upon any of the Subordinated Liabilities, and any balance thereof shall, solely as between the Subordinate Lender and the Lenders and Agent, be applied by the Agent, in such order of application as the Agent may from time to time select, toward the payment of any of the Senior
Liabilities remaining unpaid. As between the Obligors and any of their creditors, no such payments or distributions of any kind or character shall be deemed to be payments or distributions in respect of the Senior Liabilities; and, notwithstanding any such payments or distributions received by the Agent or any Lender in respect of the Subordinated Liabilities and so applied by the Agent and Lenders toward the payment of the Senior Liabilities, the Subordinate Lender shall be subrogated to the then existing rights of the Agent and Lenders, if any, in respect of the Senior Liabilities, only at such time as the Lenders and Agent shall have received indefeasible payment of the full amount of the Senior Liabilities.

   8. Waivers. The Subordinate Lender hereby waives (i) any and all notice of the receipt and acceptance by the Agent or any Lender of this Agreement; (ii) except as set forth in paragraph B.4, notice of the existence, incurrence, or non-payment of all or any of the Senior Liabilities; (iii) all diligence in collection or protection of or realization upon any of the Senior Liabilities or any security therefor; and (iv) any obligation with respect to the marshalling of assets by the Agent or any Lender.

   9.  Prohibition on Changes in Subordinated Liabilities.

     (a) Except as herein set forth in paragraph B.9(b), the Subordinate Lender will not without the prior written consent of the Agent (i) cancel, waive, forgive, amend, modify, transfer or assign, or attempt to enforce or collect, or subordinate to any Liabilities other than the Senior Liabilities, any Subordinated Liabilities or any rights in respect thereof; (ii) convert any Subordinated Liabilities into stock or other securities in any of the Obligors;
(iii) take any Collection Action; (iv) commence, or join with any other creditor in commencing, any bankruptcy, reorganization or insolvency proceedings with respect to any of the Obligors, or (v) take any other action prejudicial to or inconsistent with the Agent's and Lenders' rights and first priority secured position with respect to the Obligors, the Bank Collateral and collateral for the Senior Liabilities.

     (b) Notwithstanding the provisions of paragraph B.9(a), if any default has occurred under any of the Subordinated Loan Documents and such default has continued in existence for a period of one hundred eighty (180) consecutive days after the Subordinated Lenders have provided written notice of the existence of such default to the Agent (the "Standstill Period"), the Subordinated Lender may proceed to take legal action against the Obligors for the sole purpose of obtaining a judgment against the Obligors; provided, however, at no time either before or after the expiration of the Standstill Period, may any Subordinated Lender take any action or Collection Action to enforce a security interest in, liquidate or otherwise receive payment from any collateral for the Senior Liabilities, including the Bank Collateral or Subordinated Lenders' Collateral, unless and until the Lenders and Agent have been indefeasibly paid in full for all Senior Liabilities.

   10. Continuing Agreement. This Agreement shall in all respects be a continuing agreement and shall remain in full force and effect notwithstanding, without limitation, the death, incompetency or dissolution of the Subordinate Lender or that at any time or from time to time all Senior Liabilities may have been paid in full if any of the Loan Documents have not been terminated.

   11. Permitted Changes in Senior Liabilities. The Agent or any Lender may, from time to time, whether before or after any discontinuance of this Agreement, at its sole discretion and without notice to the Subordinate Lender, take any or all of the following actions: (i) retain or obtain a security interest in any property to secure any of the Senior Liabilities; (ii) retain or obtain the primary or secondary obligation of any other Obligor or Obligors with respect to any of the Senior Liabilities; (iii) extend, renew (whether or not longer than the original period), alter or exchange any of the Senior Liabilities; (iv) release or compromise any obligation of any nature of any Obligor with respect to any of the Senior Liabilities; and, (v) release its security interest or lien in, allows its security interest or lien to be unperfected, surrender, release or permit any substitution or exchange for, all or any part of any property securing any of the Senior Liabilities, or extend or renew for one or more periods (whether or not longer than the original period) or release, compromise, alter or exchange any obligations of any nature of any Obligor with respect to any such property.

   12. Disposition  of  Assets.   The  Subordinate  Lender  agree  that  any
disposition by the Agent or any Lender of any collateral for the Senior Liabilities, whether by collection, sale, or other manner of liquidation, after an Event of Default under the Loan Documents, if conducted in a commercially reasonable manner, may not be challenged or contested by the Subordinate Lender on the grounds of commercial unreasonableness. The Subordinate Lender agrees that the Agent and Lenders may use such means of collection and exercise such diligence with respect thereto as the Agent or such Lender, in its sole discretion, deems appropriate under the circumstances and may enter into such compromise with and give such releases and acquittances to account debtors or other obligors of the Obligors' receivables as it determines in its sole discretion, without obtaining the agreement or concurrence of or giving notice to the Subordinate Lender and the Subordinate Lender hereby waive all right to require that its agreement or consent be obtained or that it be given notice. The Subordinate Lender further agrees that it will release its security interest on any collateral (including the Subordinated Lenders' Collateral) for the Senior Liabilities upon the sale or other disposition thereof at the request of the Agent, whether or not any proceeds therefrom will pay any of the Subordinated Liabilities.

   C. Representations and Warranties. The Subordinate Lender hereby represents and warrants that (i) the Subordinate Lender has the necessary power and capacity to make and perform this Agreement and such making and performance have been duly authorized by all necessary actions on the part of the Subordinate Lender; (ii) the making and performance by the Subordinate Lender of this Agreement does not and will not violate any provision of law or regulation or result in the breach of, or constitute a default or require any consent under, any indenture or other agreement or instrument to which it is a party or by which any of its properties may be bound; and (iii) this Agreement is the legal, valid and binding obligation of the Subordinate Lender, enforceable against the Subordinate Lender in accordance with its terms.

   D. Remedies. Upon the occurrence of any Event of Default, or upon the breach of any representation, covenant or agreement in this Agreement by any Obligor or the Subordinate Lender, or in the event of the termination of this Agreement, all of the Senior Liabilities shall, without notice or demand, become immediately due and payable at the option of the Agent and the Agent may immediately, without further notice, resort to all of its rights and remedies herein, in any document (including the Loan Agreement and any of the Loan Documents) by and between the Agent or any Lender and any Obligor, or in any in any instrument evidencing any obligation under any such document, at law or in equity. The Agent agrees that it shall proceed, to the extent commercially reasonable, against all the assets of the Obligors before liquidating the Subordinated Note. The Agent shall endeavor to give the Obligors prompt notice of the acceleration of the Senior Liabilities but failure to give such notice shall not affect any action taken by Agent and Agent shall not incur any liability for any failure to deliver such notice.

   E.  Miscellaneous.

     1. Remedies Cumulative; No Waiver. The rights, powers and remedies of the Agent and Lenders provided in this Agreement and any of the Loan Documents are cumulative and not exclusive of any right, power or remedy provided by law or equity. No failure or delay on the part of the Agent or any Lender in the exercise of any right, power or remedy shall operate as a waiver thereof, nor shall any single or partial exercise preclude any other or further exercise thereof, or the exercise of any other right, power or remedy.

     2. Notices. Notices and communications under this Agreement shall be in writing and shall be given by (i) hand-delivery, (ii) first class mail (postage prepaid), or (iii) reliable overnight commercial courier (charges prepaid) to the addresses listed in this Agreement. Notice by overnight courier shall be deemed to have been given and received on the date scheduled for delivery. Notice by mail shall be deemed to have been given and received three (3) calendar days after the date first deposited in the United States Mail. Notice by hand-delivery shall be deemed to have been given and received upon delivery. A party may change its address by giving written notice to the other party as specified herein.

   3. Costs and Expenses. Whether or not the transactions contemplated by this Agreement or the Loan Documents are fully consummated, the Obligors shall promptly pay (or reimburse, as the Agent may elect) all costs and expenses which the Agent has incurred or may hereafter incur in connection with the negotiation, preparation, reproduction, interpretation, perfection, protection of collateral, administration and enforcement of this Agreement and the other Loan Documents, the collection of all amounts due under this Agreement and the other Loan Documents, and all amendments, modifications, consents or waivers, if any, to the Loan Documents. The Obligors' reimbursement obligations under this Paragraph shall survive any termination of this Agreement or any other Loan Document and are deemed part of the Senior Liabilities.

   4. Governing Law. This Agreement shall be construed in accordance with and governed by the substantive laws of the State of Connecticut without reference to conflict of laws principles.

   5. Integration; Amendment. This Agreement and the other Loan Documents constitute the sole agreement of the parties with respect to the subject matter hereof and thereof and supersede all oral negotiations and prior writings with respect to the subject matter hereof and thereof. No amendment of this Agreement, and no waiver of any one or more of the provisions hereof shall be effective unless set forth in writing and signed by the parties hereto.

   6. Successors and Assigns. This Agreement (i) shall be binding upon the Subordinate Lender, the Obligors executing this Agreement and the Agent and, where applicable, their respective heirs, executors, administrators, successors and assigns, and (ii) shall inure to the benefit of the Subordinate Lender, the Obligors, the Agent and the Lenders and, where applicable, their respective heirs, executors, administrators, successors and permitted assigns; provided, however, that the Subordinate Lender and the Obligors may not assign their rights or obligations hereunder or any interest herein without the prior written consent of the Agent, and any such assignment or attempted assignment by the Subordinate Lender and/or any of the Obligors shall be void and of no effect with respect to the Agent and the Lenders. The Lenders may from time to time sell or assign, in whole or in part, or grant participations in the Loans and/or the Agreement and/or the obligations evidenced thereby. The Subordinate Lender authorizes the Agent and Lenders to provide information concerning the Subordinate Lender and the Obligors to any prospective purchaser, assignee or participant.

   7. Severability and Consistency. The illegality, unenforceability or inconsistency of any provision of this Agreement or any instrument or agreement required hereunder shall not in any way affect or impair the legality, enforceability or consistency of the remaining provisions of this Agreement or any instrument or agreement required hereunder. The Loan Documents and this Agreement are intended to be consistent. However, in the event of any inconsistencies between and/or among this Agreement and any of the Loan Documents, such inconsistency shall not affect the validity or enforceability of this Agreement or any of the Loan Documents. In the event of any inconsistency or ambiguity in this Agreement or any of the Loan Documents, this Agreement and the Loan Documents shall not be construed against any one party but shall be interpreted consistent with the Agent's policies and procedures.

     8. Consent to Jurisdiction and Service of Process. The Subordinate Lender irrevocably appoints Ross Rapaport, c/o Pepe & Hazard, 30 Jeliff Lane, Southport, CT 06490-1436 as its attorney upon whom may be served any notice, process or pleading in any action or proceeding against it arising out of or in connection with this Agreement. If service of process cannot be delivered to the Subordinate Lender as specified by statute, the Subordinate Lender agrees that, with court approval, it may be served by regular or certified mail at the address set forth herein. The Subordinate Lender hereby consents and agrees that
(i) any action or proceeding against it may be commenced and maintained in any court within the State of Connecticut or in the United States District Court for the District of Connecticut by service of process on Ross Rapaport and (ii) the courts of the State of Connecticut and the United States District Court for the District of Connecticut shall have jurisdiction with respect to the subject matter hereof and the person of the Subordinate Lender and the Subordinated Liabilities. The Subordinate Lender agrees that any action brought by the Subordinate Lender on account of this Agreement shall be commenced and maintained only in a court in the federal judicial district or county in which the Agent has its principal place of business in Connecticut.

     9. Prejudgment Remedies. The Subordinate Lender hereby acknowledges that the transactions contemplated herein constitute commercial transactions. Pursuant to Section 52-278f of the Connecticut General Statutes, the Subordinate Lender hereby waives and relinquishes all rights to notice and hearing as provided in Sections 52-278a through 52-278g of said Connecticut General Statutes prior to the securing of any prejudgment remedy against the Subordinate Lender in connection with the Liabilities or any of the instruments or documents executed in connection herewith.

     10. Provisions Solely for the Benefit of the Lenders and Agent. The provisions of this Agreement are solely to define the relative rights and obligations of the Lenders and Agent and the Subordinate Lender, and no other person or entity, including, without limitation, any of the Obligors, shall have any rights hereunder or as a result of the provisions hereof.

     11. Agent for Subordinate Lender. The Subordinate Lender's Agent hereby agrees to be bound by the terms and provisions of this Agreement and agrees not to make any payment or distribution or to otherwise take any action which is contrary to the provisions of this Agreement.

     12. Judicial Proceedings; Waivers. THE SUBORDINATE LENDER AND THE AGENT ACKNOWLEDGE AND AGREE THAT (i) ANY SUIT, ACTION OR PROCEEDING, WHETHER CLAIM OR COUNTERCLAIM, BROUGHT OR INSTITUTED BY THE AGENT, THE SUBORDINATE LENDER OR ANY SUCCESSOR OR ASSIGN OF THE AGENT OR THE SUBORDINATE LENDER, ON OR WITH RESPECT TO THIS AGREEMENT OR ANY OTHER LOAN DOCUMENT OR THE DEALINGS OF THE PARTIES WITH RESPECT HERETO, OR THERETO, SHALL BE TRIED ONLY BY A COURT AND NOT BY A JURY AND EACH PARTY WAIVES THE RIGHT TO TRIAL BY JURY; (ii) EACH WAIVES ANY RIGHT IT MAY HAVE TO CLAIM OR RECOVER, IN ANY SUCH SUIT, ACTION OR PROCEEDING, ANY SPECIAL, EXEMPLARY, PUNITIVE OR CONSEQUENTIAL DAMAGES OR ANY DAMAGES OTHER THAN, OR IN ADDITION TO, ACTUAL DAMAGES; AND (iii) THIS SECTION IS A SPECIFIC AND MATERIAL ASPECT OF THIS AGREEMENT AND THE LENDERS WOULD NOT EXTEND CREDIT IF THE WAIVERS SET FORTH IN THIS SECTION WERE NOT A PART OF THIS AGREEMENT.

     13. Counterparts. This Agreement may be executed and delivered in any number of counterparts each of which shall constitute an original, but all of which taken together shall constitute but one and the same agreement. Delivery of an executed signature page to this Agreement by facsimile transmission shall be effective as delivery of a manually signed counterpart of this Agreement.

    IN WITNESS WHEREOF, the Subordinate Lender has executed and delivered to the Agent this Agreement, as of the day and year first above written.

WITNESSED BY:

----------------------------              ------------------------------
                                          Henry E. Baker
                                          Address: 1050 Buckingham Street
                                                   Watertown, CT 06795

----------------------------              -------------------------------
                                          Ross S. Rapaport, not individually bu
                                          as Trustee of the Peter K. Baker Life
                                          Insurance Trust, The John B. Baker
                                          Insurance Trust and u/t/a dated
                                          December 16, 1991 f/b/o Joan Baker
                                          et. al., as agent for the Subordinate
                                          Lender
                                          Address: 1050 Buckingham Street
                                                   Watertown, CT 06795


                                          WEBSTER BANK, as Agent


----------------------------              By:______________________
                                             Richard A. O'Brien
                                             Its Senior Vice President
----------------------------                 Address: 145 Bank Street
                                             Waterbury, CT 06702

STATE OF ______________)

                      ) ss: _________                         __________, 2003
COUNTY OF ____________)

Personally appeared Henry E. Baker, signer and sealer of the foregoing instrument and acknowledged the same to be his free act and deed, before me.

                                             -----------------------------------
                                             Commissioner of the Superior Court
                                             Notary Public
                                             My Commission expires:
                                                                   -------------



STATE OF _____________)
                      ) ss: _________                          _________, 2003
COUNTY OF ____________)

Personally appeared Ross S. Rapaport, not individually but as Trustee of the Peter K. Baker Life Insurance Trust, the John B. Baker Insurance Trust and U/T/A dated December 16, 1991 F/B/O Joan Baker et. al, as agent for the Subordinate Lender, signer and sealer of the foregoing instrument and acknowledged the same to be his free act and deed as Trustee and agent, before me.

                                             -----------------------------------
                                             Commissioner of the Superior Court
                                             Notary Public
                                             My Commission expires:
                                                                   -------------




STATE OF CONNECTICUT       )
                           ) ss: Hartford                       March ___, 2003
COUNTY OF HARTFORD         )

Personally appeared Richard A. O'Brien, Senior Vice President of Webster Bank, as Agent, signer and sealer of the foregoing instrument and acknowledged the same to be his free act and deed as such officer and the free act and deed of Webster Bank, as Agent, before me.

                                             ----------------------------------
                                             Commissioner of the Superior Court
                                             Notary Public
                                             My Commission expires:
                                                                   -------------

The Obligors signing below hereby acknowledge receipt of a copy of the foregoing Agreement, waive notice of acceptance thereof by the Agent and Lenders, and agree to be bound by the terms and provisions thereof. The Obligors signing below further agree to make no payments or distributions, or grant any security interest, contrary to the terms and provisions of this Agreement and to do every other act and thing necessary or appropriate to carry out such terms and provisions. Upon the occurrence of any Event of Default, or upon the breach of any representation, covenant or agreement in this Agreement by any of the Obligors or the Subordinated Lender, or in the event of the termination of this Agreement, all of the Senior Liabilities shall, without notice or demand, become immediately due and payable at the option of the Agent and the Agent and Lenders may immediately, without further notice, resort to all of its rights and remedies herein, in any document (including the Loan Agreement and any of the Loan Documents) by and between the Agent or any Lender and any Obligor, or in any in any instrument evidencing any obligation under any such document, at law or in equity.

Dated: As of the ___ day of March, 2003


                                         VERMONT PURE HOLDINGS, LTD.

                                         By:______________________
                                            Name:     Timothy G. Fallon
                                            Title:    Chief Executive Officer
                                            Address:  Catamount Industrial Park
                                                      Route 66
                                                      Randolph, VT 05060

                                         CRYSTAL ROCK SPRING WATER COMPANY

                                         By:______________________
                                            Name:     Timothy G. Fallon
                                            Title:    Chief Executive Officer
                                            Address:  1050 Buckingham Street
                                                      Watertown, CT 06795

                                          VERMONT PURE SPRINGS, INC.

                                          By:______________________
                                             Name:     Timothy G. Fallon
                                             Title:    Chief Executive Officer
                                             Address:  Catamount Industrial Park
                                                       Route 66
                                                       Randolph, VT 05060

                                   SCHEDULE A

                                 Bank Collateral

"Collateral" means Receivables, Inventory, Equipment, Patents, Trademarks, Investment Property, Additional Collateral, and the Premises, but excluding personal property subject to a purchase money lien permitted by Section 6.1 of the Loan Agreement to the extent the terms of such purchase money lien prohibit further liens or encumbrances.

"Additional Collateral" means (i) all General Intangibles, including Payment Intangibles and Software and all Supporting Obligations related thereto, (as such terms are defined in the Uniform Commercial Code as in effect in Connecticut from time to time) of every kind and description of the Obligors, including without limitation federal, state and local tax refund claims of all kinds, whether now existing or hereafter arising; (ii) all of Obligors' Deposit Accounts, Letter of Credit Rights and all Supporting Obligations related thereto (as such terms are defined in the Uniform Commercial Code as in effect in Connecticut from time to time), whether now owned or hereafter created, wherever located, together with the rights to withdraw from said Deposit Accounts and make deposits to the same and the right to draw under Letters of Credit; (iii) all monies, securities, instruments, cash and other property of Obligors and the proceeds thereof, now or hereafter held or received by, or in transit to, any Lender from or for Obligors, whether for safekeeping, pledge, custody, transmission, collection or otherwise, and all of Obligors' deposits (general or special, balances, sums, proceeds and credits of Obligors with any Lender at any time existing); (iv) all interests in real property held or owned by Obligors, including all leasehold interests; (v) all rights under contracts and license agreements for water; (vi) all books, records, customer lists, ledger cards, computer programs, computer tapes, disks, printouts and records, and other property and general intangibles at any time evidencing or relating to any of the foregoing, whether now in existence or hereafter created; (vii) all other personal property and fixtures of the Obligors, whether now existing or hereafter arising or created; and all proceeds of the foregoing and all proceeds of any insurance on the foregoing.

"Equipment" means all Equipment, Farm Products and Fixtures (as such terms are defined in the Uniform Commercial Code as in effect in Connecticut on the date of this Agreement), including all machinery, equipment, furniture, fixtures, tools, parts, supplies and motor vehicles, now owned and hereafter acquired, by Obligors of whatsoever name, nature, kind or description, wherever located, and all additions and accessions thereto and replacements or substitutions therefor, and all proceeds thereof and all proceeds of any insurance thereon.

"Inventory" means all Inventory and Goods and all Supporting Obligations related thereto (as such terms are defined in the Uniform Commercial Code as in effect in Connecticut from time to time) of whatsoever name, nature, kind or description now owned and hereafter acquired by Obligors, wherever located, including without limitation all contract rights with respect thereto and documents representing the same, all goods held for sale or lease or to be furnished under contracts of service, finished goods, raw materials, materials used or consumed by Obligors, parts, supplies, and all wrapping, packaging, advertising and shipping materials and any documents relating thereto, and all labels and other devices, names and marks affixed or to be affixed thereto for purposes of selling or of identifying the same or the seller or manufacturer thereof, and all right, title and interest of Obligors therein and thereto, and all proceeds of the foregoing and all proceeds of any insurance on the foregoing.

"Investment Property" means all investment property (as such term is defined in the Uniform Commercial Code as adopted in Connecticut from time to time) of whatever type or nature now owned or hereafter acquired by the Obligors, including without limitation, all certificated securities, all uncertificated securities, all security entitlements, all security accounts, all commodity contracts, all commodity accounts and all financial assets of every type and nature and all rights thereto or therein, and all financial accounts of every type and nature and all rights thereto or therein, and all Supporting Obligations (as such term is defined in the Uniform Commercial Code as adopted in Connecticut from time to time) related thereto and all proceeds and products thereof, including without limitation, all insurance proceeds and fidelity bond proceeds related thereto.

"Patents" means all of Obligors' right, title and interest, present and future, in and to (a) all letters patent of the United States or any other country, all right, title and interest therein and thereto, and all registrations and recordings thereof, including without limitation applications, registrations and recordings in the United States Patent and Trademark Office or in any similar office or agency of the United States or any state thereof or any other country or any political subdivision thereof, all whether now owned or hereafter acquired by Obligors; and (b) all reissues, continuations, continuations-in-part or extensions thereof and all licenses thereof; and all proceeds of the foregoing and all proceeds of any insurance on the foregoing.

"Premises" means the following real property owned by Obligors:

         Route 66 Factory, Randolph, VT
         Chase Road, Randolph, VT
         North Randolph Road, Randolph, VT
         Alice E. LaFrance, Route 66, Randolph, VT (approximately 5 acres) Gary LaFrance, Route 66, Randolph, VT (approximately 20 acres)

"Receivables" means (i) all of Obligors' now owned and hereafter acquired, present and future, Accounts, Chattel Paper, Documents, Instruments and Supporting Obligations related thereto, (as such terms are defined in the Uniform Commercial Code as in effect in Connecticut from time to time) and contract rights, including without limitation all obligations to Obligors for the payment of money, whether arising out of Obligors' sale of goods or rendition of services or otherwise (all hereinafter called "Accounts") and all proceeds of the foregoing and all proceeds of any insurance on the foregoing;
(ii) all of Obligors' rights, remedies, security and liens, in, to and in respect of the Accounts, present and future, including without limitation, rights of stoppage in transit, replevin, repossession and reclamation and other rights and remedies of an unpaid vendor, lienor or secured party, guaranties or other contracts of suretyship with respect to the Accounts, deposits or other security for the obligation of any debtor or obligor in any way obligated on or in connection with any Accounts, and credit and other insurance, and all proceeds of the foregoing and all proceeds of any insurance on the foregoing; and (iii) all of Obligors' right, title and interest, present and future, in, to and in respect of all goods relating to, or which by sale have resulted in, Accounts, including without limitation all goods described in invoices or other documents or instruments with respect to, or otherwise representing or evidencing any Accounts, and all returned, reclaimed or repossessed goods, and all proceeds of the foregoing and all proceeds of any insurance on the foregoing.

"Trademarks" means all of Obligors' right, title and interest, present and future, in and to (i) all trademarks, trade names, trade styles, service marks, prints and labels on which said trademarks, trade names, trade styles and service marks have appeared or appear, designs and general intangibles of like nature, now existing or hereafter adopted or acquired, all right, title and interest therein and thereto, and all registrations and recordings thereof, including without limitation applications, registrations and recordings in the United States Patent and Trademark Office or in any similar office or agency of the United States, any State thereof, or any other country or any political subdivision thereof, all whether now owned or hereafter acquired by Obligors;
(ii) all reissues,  extensions or renewals thereof and all licenses thereof; and
(iii) the goodwill of the business symbolized by each of the Trademarks, and all customer lists and other records of Obligors relating to the distribution of products bearing the Trademarks; and all proceeds of the foregoing and all proceeds of any insurance on the foregoing.

                                   SCHEDULE B

                         Subordinated Lender Collateral


     The following property, whether now existing or subsequently acquired, and all additions, substitutions, accessions, replacements, proceeds, and products thereof or thereto: all tangible and intangible assets and properties of each of Vermont Pure Holdings, Ltd., a Delaware corporation formerly named "VP Merger Parent, Inc.", Vermont Pure Springs, Inc., a Delaware corporation, Platinum Acquisition Corp., f/k/a Vermont Pure Holdings (each a "Company"), including without limitation all furniture, fixtures, equipment, raw materials, inventory, other goods, accounts, contract rights, rights to the payment of money, insurance refund claims and all other insurance claims and proceeds, tort claims, chattel paper, documents, instruments, securities and other investment property, deposit accounts, rights to proceeds of letters of credit and all general intangibles including, without limitation, all tax refund claims, license fees, patents, patent applications, trademarks, trademark applications, trade names, copyrights, copyright applications, rights to sue and recover for past infringement of patents, trademarks and copyrights, computer programs, computer software, engineering drawings, service marks, customer lists, goodwill, and all licenses, permits, agreements of any kind or nature pursuant to which any Company possesses, uses or has authority to possess or use property (whether tangible or intangible) of others or others possess, use or have authority to possess or use property (whether tangible or intangible) of such Company, and all recorded data of any kind or nature, regardless of the medium of recording including, without limitation, all software, writings, plans, specifications and schematics (each of which terms has the meaning ascribed to in the Uniform Commercial Code, as in effect in the State of Connecticut) (collectively, the "Collateral"); provided that notwithstanding the foregoing, such grant of security interest shall not extend to, and the term "Collateral" shall not include any cash and cash equivalents at any time owned by any Company.

                                                                   Exhibit 10.20

                       SUBORDINATION AND PLEDGE AGREEMENT

                                                                  March 5, 2003

WHEREAS, VERMONT PURE HOLDINGS, LTD., a Delaware corporation with a principal executive office at Catamount Industrial Park, Route 66, Randolph, Vermont 05060 ("Holdings"), CRYSTAL ROCK SPRING WATER COMPANY, a Connecticut corporation with an office at 1050 Buckingham Street, Watertown, Connecticut 06795 ("Crystal Rock"), and VERMONT PURE SPRINGS, INC., a Delaware corporation with an office at Catamount Industrial Park, Route 66, Randolph, Vermont 05060 ("VPS", and collectively with Holdings and Crystal Rock, the "Obligors ") are now indebted to JOAN A. BAKER (the "Subordinate Lender") and may from time to time hereafter become indebted to the Subordinate Lender in further amounts; and

WHEREAS, Ross S. Rapaport, not individually but as Trustee of the Peter K. Baker Life Insurance Trust, The John B. Baker Insurance Trust and u/t/a dated December 16, 1991 f/b/o Joan Baker et. al. is acting as agent (the "Subordinate Lender's Agent") for Subordinate Lender pursuant to certain of the Subordinated Loan Documents; and

WHEREAS, the Obligors have requested, and may from time to time hereafter request, the lenders under that certain Loan and Security Agreement dated as of the 5th day of March, 2003, as the same may be amended from time to time, by and among the Obligors, each of the lenders which is a signatory thereto (individually, together with its successors and assigns, a "Lender" and collectively, the "Lenders") and Webster Bank, as agent (in such capacity, together with its successors and assigns in such capacity, the "Agent" ) to make or agree to make loans, extensions of credit or other financial accommodations to the Obligors (the "Loans"); and

WHEREAS, the Lenders, as a condition to the making or continuation of the Loans, has required the Subordinate Lender to execute and deliver this Subordination and Pledge Agreement (together with all schedules and any exhibits attached hereto and amendments or modifications hereto in effect from time to time, the "Agreement").

NOW, THEREFORE, in order to induce the Lenders to make, or continue to make the Loans and in consideration thereof, the Subordinate Lender agrees as follows:

A.  Definitions.  As used  herein,  the  following  terms  shall  have  the following meanings:

     1. Affiliate. The term "Affiliate" means any of each of the Lenders direct and indirect affiliates and subsidiaries.

     2. Bank Collateral. The term "Bank Collateral" means the personal property of the Obligors described in Schedule A and any other real or personal property of any of the Obligors in which the Agent, any Lender or an Affiliate may hereafter be granted a security interest, mortgage interest or other similar interest.

     3. Collection Action. The term "Collection Action" means to (i) exercise or enforce any rights or remedies or assert any claims against the Bank Collateral or Subordinated Lenders' Collateral; (ii) make any claim or commence or initiate any action, lawsuit, case or proceeding against any of the Obligors or join together or with any creditor other than, with its consent, the Agent in any action, lawsuit, case or proceeding against the Obligors (including, but not being limited to, proceedings under the Bankruptcy Code); (iii) contact any account of any of the Obligors or attach or take possession of any Bank Collateral or Subordinated Lenders' Collateral or exercise any right of foreclosure or any right or remedy with respect to any of the Obligors or the Bank Collateral or Subordinated Lenders' Collateral; or (iv) take any other action prejudicial to or inconsistent with the Lenders' and Agent's rights and first priority secured position with respect to the Obligors or the Bank Collateral, including, without limitation, any action that will impede, interfere with, restrict, or restrain the exercise by the Agent or any of the Lenders of their rights and remedies under the Loan Documents or contest in any manner the perfection, priority or validity of any lien held by the Agent in any of the Bank Collateral.

     4. Event of Default. The term "Event of Default" shall mean an Event of Default under the Loan Agreement beyond any applicable grace and cure period.

     5. Financial Covenant Default. The term "Financial Covenant Default" shall mean an Event of Default which results solely from the violation of any now existing or hereafter arising financial covenant contained in the Loan Agreement, including, by way of illustration, those specific financial covenants set forth in Sections 6.16, 6.17, 6.18, 6.19, and 6.20 of the Loan Agreement and any supplement, addition, modification or amendment to those specific financial covenants.

     6. Liabilities. The term "Liabilities" means any and all obligations and indebtedness of every kind and description, now or hereafter existing, whether such debts or obligations are primary or secondary, direct or indirect, absolute or contingent, sole, joint or several, secured or unsecured, due or to become due, contractual or tortious, arising by operation of law, by overdraft, or otherwise, including, without limitation, principal, interest, fees, late fees, expenses, attorneys' fees and costs, and/or allocated fees and costs of the Agent's in-house legal counsel, that have been or may hereafter be contracted or incurred.

     7. Loan Agreement. The term "Loan Agreement" means that certain Loan and Security Agreement among the Obligors, the Lenders and Agent dated the date hereof, and any subsequent supplement, modification, renewal, extension or amendment thereto.

     8. Loan Documents. The term "Loan Documents" means the Loan Agreement and all other credit accommodations, notes, loan agreements, and any other agreements and documents, now or hereafter existing, creating, evidencing, guarantying, securing or relating to any or all of the Senior Liabilities, together with all amendments, modifications, renewals, or extensions thereof.

     9. Non-Covenant Default. The term "Non-Covenant Default" means an Event of Default other than a Financial Covenant Default.

     10. Obligor. The term "Obligor" means the Holdings, Crystal Rock, VPS and each and every other maker, endorser, guarantor, or surety of or for the Senior Liabilities.

     11. Senior Liabilities. The term "Senior Liabilities" means all Liabilities of the Obligors to any of the Lenders, the Agent and/or to any of the Affiliates including, without limitation, any and all interest accruing on Senior Liabilities after the commencement of any proceedings referred to in paragraph
B.5. hereof,  notwithstanding any provision or rule of law which might restrict the rights of the Lenders or Agent, as against the Obligors and/or anyone else, to collect such interest. For purposes of this Agreement, Senior Liabilities shall include all Liabilities of the Obligors to the Lenders and the Agent, notwithstanding any right or power of any of the Obligors and/or anyone else to assert any claim or defense as to the invalidity or unenforceability of any such Senior Liabilities.

     12. Subordinated Lenders' Collateral. The term "Subordinated Lenders' Collateral" means the personal property of the Obligors more fully described in Schedule B attached hereto.

     13. Subordinated Lending Group. The term "Subordinated Lending Group" means Henry E. Baker, Joan A. Baker, John B. Baker, Peter K. Baker, and Ross S. Rappaport, not individually, but as Trustee of the Peter K. Baker Life Insurance Trust, the John B. Baker Insurance Trust and u/t/a dated December 16, 1991 f/b/o Joan Baker et. al., each as holder of an Amended and Restated Subordinated
Promissory Note of Holdings dated the date hereof, as such Subordinated Promissory Notes may be amended, restated or replaced from time to time, and any successor holders of such Subordinated Promissory Notes.

     14. Subordinated Liabilities. The term "Subordinated Liabilities" means all Liabilities of the Obligors to the Subordinate Lender, including, without limitation, all payments of principal and interest pursuant to that Amended and Restated Subordinated Promissory Note dated the date hereof from Holdings payable to the order of the Subordinated Lender in the original principal amount of $3,511,111.00 (the "Subordinated Note") and that Guaranty dated October 5, 2000 as amended by amendment dated the date hereof from Platinum and VPS to Subordinate Lender guarantying payments due under the Subordinated Note (the "Subordinate Guaranty") but specifically excluding therefrom compensation from the Obligors to the Subordinate Lender presently contemplated pursuant to the existing employment agreement between any of the Obligors and the Subordinate Lender, as the compensation clauses thereof may be amended from time to time with the consent of the Agent, the normal reimbursement of expenses in the ordinary course of business and indemnification of claims arising solely from the Subordinate Lender's actions as an officer or director of any of the Obligors.

     15. Subordinated Loan Documents. The term "Subordinated Loan Documents" means all credit accommodations, notes, loan agreements and any other agreements and documents, now or hereafter existing, creating, evidencing, guarantying, securing or relating to any or all of the Subordinated Liabilities, together with all amendments, modifications, renewals or extensions thereof.

B.   Subordination and Pledge.

     1.   Subordination to Senior Liabilities.

     (a) Except as hereinafter expressly set forth in this Agreement or as the Agent and Lenders may hereafter otherwise expressly consent in writing, the payment of all Subordinated Liabilities shall be postponed and subordinated to the indefeasible payment in full of all Senior Liabilities, and no payments or other distributions whatsoever, including, without limitation, payments of interest in respect of any Subordinated Liabilities shall be made, nor shall any property or assets of the Borrower or other Obligor be applied to the purchase or other acquisition or retirement of any Subordinated Liabilities, nor given as collateral security to secure repayment of same.

     (b) Notwithstanding the provisions in paragraph B.1(a) above, and subject to the other terms of this Agreement, the Subordinate Lender may be granted a security interest in the Subordinated Lenders' Collateral to secure the payments of principal and interest and other amounts due pursuant to the Subordinated Note.

     (c) Notwithstanding the provisions of paragraph B.1(a) above, so long as no Event of Default exists and is continuing, and so long as no event exists and is continuing which, with the giving of notice or the passage of time or both, would constitute an Event of Default, the Obligors may make regularly scheduled quarterly payments of interest under the Subordinated Note, at a rate not in excess of twelve per cent (12%) per annum, and past due regularly scheduled quarterly payments of interest under the Subordinated Note which were not paid when scheduled to be paid because of the terms of this Agreement, including interest at a rate not in excess of twelve per cent (12%) per annum on such past due amounts, but only to the extent that the making of such payments would not result in a Financial Covenant Default.

     (d) Notwithstanding the provisions in paragraph B.1(a) above, so long as no Event of Default exists and is continuing, and so long as no event exists and is continuing which, with the giving of notice or the passage of time or both, would constitute an Event of Default, and provided that all the conditions in the Loan and Security Agreement with respect to a request under the Acquisition/Capital Asset Line of Credit (as defined in the Loan and Security Agreement) for an advance to pay Subordinated Debt (as defined in the Loan and Security Agreement) owed to the Subordinated Lending Group have been satisfied, the Obligors may make principal payments on the Subordinated Debt (as defined in the Loan and Security Agreement) to members of the Subordinated Lending Group which in the aggregate do not exceed $5,000,000.

     2. Pledge of Subordinated Loan Documents. In order to secure the due and punctual payment and performance of the Senior Liabilities, the Subordinate Lender hereby pledges, transfers, assigns, and grants to the Agent a continuing security interest in and lien upon the Subordinated Loan Documents. The Subordinate Lender has endorsed and delivered to the Agent physical possession of any of the Subordinated Loan Documents which are instruments, including the Subordinated Note and has executed Uniform Commercial Code financing statements and such other documents and/or instruments as may be necessary or convenient to perfect the security interests granted herein. Agent shall hold the Subordinated Note and any other Subordinated Loan Documents which are instruments delivered to the Agent as security for the due and punctual payment and performance of the Senior Liabilities and notwithstanding the possession of the Subordinated Note or such other Subordinated Loan Documents by the Agent, the Subordinate Lender shall be entitled to receive payments thereunder to the extent expressly permitted by the terms of this Agreement. Upon payment in full of the Senior Liabilities, the Agent will deliver to the Subordinate Lender in care of Peter
K. Baker the Subordinated Note and any other Subordinated Loan Documents in its possession.

     3. Subordination of Security Interest of Subordinated Liabilities. Any security interest now or hereafter held by the Subordinate Lender and granted by any of the Obligors to secure any of the Subordinated Liabilities, including the security interest described in paragraph B.1(b), is hereby immediately made ----------------- subordinate, junior and postponed in priority and effect to the priority and effect of the security interest purported to be created by any of the Loan Documents, as if (and whether or not) the Agent's or any Lender's security interest had been perfected by possession, by timely filing of financing statements, or by any other means prior to the time the security interest with respect to the Subordinated Liabilities is perfected, and prior to the filing of any financing statements in connection with the Subordinated Liabilities. The Subordinate Lender agrees to execute and deliver to the Agent all instruments, including, without limitation, Forms UCC-3, subordinations of lien, and subordinations of mortgage which, in the reasonable opinion of the Agent, are necessary or convenient to effectuate the purposes of this paragraph and this Agreement.

     4. Further Assurances of Pledge of Subordinated Liabilities. The Subordinate Lender will (i) promptly notify the Agent of the creation of any Subordinated Liabilities and of the issuance of any promissory note or other instrument to evidence any Subordinated Liabilities; (ii) cause any Subordinated Liabilities which are not already evidenced by a promissory note or other instrument of the Obligors to be so evidenced; (iii) as collateral security for the Senior Liabilities, endorse, deliver and pledge to the Agent any and all promissory notes and/or other instruments evidencing Subordinated Liabilities, and otherwise assign and/or pledge to the Agent any or all Subordinated Liabilities and the Subordinated Loan Documents, all in a manner satisfactory to the Agent in its sole discretion, and (iv) promptly give the Agent written notice of any default by any Obligor under the Subordinated Note or any agreement securing Obligors' obligations under any of the other Subordinated Loan Documents.

Further Assurances of Agent. Agent will endeavor to deliver to the Subordinate Lender in care of Peter K. Baker prompt notice of any Event of Default or Financial Covenant Default under the Loan Agreement or any of the other Loan Documents of which the Agent becomes aware but the failure of the Agent to promptly deliver any such notice will not affect any of the rights or obligations of the parties under this Agreement.

     5. Rights of Agent to Collect Subordinated Liabilities. In the event of, and commencing with the date thereof, any dissolution, winding up, liquidation, reorganization or other similar proceedings relating to any Obligor or to any of their creditors, or to any of their property (whether voluntary or involuntary, partial or complete, and whether in bankruptcy, insolvency or receivership, or upon an assignment for the benefit of creditors, or any other marshalling of the assets and liabilities of any Obligor, or any sale of all or substantially all of the assets of any Obligor, or otherwise), the Senior Liabilities shall first be paid in full before the Subordinate Lender shall be entitled to receive and/or to retain any payment or distribution in respect of the Subordinated Liabilities; provided that the Subordinate Lender shall be entitled to receive and retain any securities issued in connection with reorganization proceedings which are junior in right of repayment to the Senior Liabilities to the extent set forth herein, are treated as Subordinated Liabilities hereunder and are subject to all the provisions of this Agreement, and, in order to implement the foregoing (i) all payments and distributions of any kind or character in respect of the Subordinated Liabilities to which any of the Subordinate Lender would be entitled but for the provisions of this Agreement (other than such junior securities) will be made directly to the Agent; (ii) the Subordinate Lender shall promptly file a claim or claims, in the form required in such proceedings, for the full outstanding amount of the Subordinated Liabilities, and shall cause said claim or claims to be approved and all payments and other distributions in respect thereof (other than such junior securities) to be made directly to the Agent; (iii) the Subordinate Lender hereby irrevocably agrees that the Agent may, in its sole discretion, in the name of the Subordinate Lender or otherwise, demand, sue for, collect, receive, and receipt for any and all such payments or distributions, and file, prove, and vote or consent in any such proceedings with respect to, any and all claims of the Subordinate Lender relating to the Subordinated Liabilities; and (iv) the Subordinate Lender hereby ratifies all of the foregoing acts or omissions on the Agent's part or behalf and waives any claim, counterclaim or defense of the Subordinate Lender which may be alleged to arise from such acts or omissions.

     6. Protection of Agent's Rights in Subordinated Liabilities. In the event that the Subordinate Lender receives any payment or other distribution of any kind or character from any Obligor or any other source whatsoever in respect of any of the Subordinated Liabilities, other than as expressly permitted by the terms of this Agreement, such payment or other distribution shall be received in trust for the Lenders and the Agent and promptly turned over by the Subordinate Lender to the Agent. The Subordinate Lender will mark its books and records, and cause the Obligors to mark their books and records, so as to clearly indicate that the Subordinated Liabilities are subordinated in accordance with the terms of this Agreement, and will cause to be clearly inserted in any promissory note or other instrument which at any time evidences any of the Subordinated Liabilities a statement to the effect that the payment thereof is subordinated in accordance with the terms of this Agreement. The Subordinate Lender will execute such further documents and instruments and take such further action as the Agent may from time to time reasonably request to carry out the intent of this Agreement. The Subordinate Lender hereby irrevocably appoints the Agent its attorney in fact, said appointment being coupled with an interest, to execute such further documents and instruments and take such further action on behalf of the Subordinate Lender as the Agent may from time to time deem reasonable to carry out the intent of this Agreement, including, without limitation, the actions set forth in paragraph B.4. hereof.

     7. Treatment of Payment of Subordinated Liabilities. All payments and distributions received by the Agent or any Lender in respect of the Subordinated Liabilities, to the extent received in or converted into cash, may be applied by the Agent and Lenders first to the payment of any and all expenses (including attorneys' fees and disbursements and the allocated fees, expenses and cost of in-house counsel) paid or incurred by the Agent in enforcing this Agreement or in endeavoring to collect or realize upon any of the Subordinated Liabilities, and any balance thereof shall, solely as between the Subordinate Lender and the Lenders and Agent, be applied by the Agent, in such order of application as the Agent may from time to time select, toward the payment of any of the Senior
Liabilities remaining unpaid. As between the Obligors and any of their creditors, no such payments or distributions of any kind or character shall be deemed to be payments or distributions in respect of the Senior Liabilities; and, notwithstanding any such payments or distributions received by the Agent or any Lender in respect of the Subordinated Liabilities and so applied by the Agent and Lenders toward the payment of the Senior Liabilities, the Subordinate Lender shall be subrogated to the then existing rights of the Agent and Lenders, if any, in respect of the Senior Liabilities, only at such time as the Lenders and Agent shall have received indefeasible payment of the full amount of the Senior Liabilities.

     8. Waivers. The Subordinate Lender hereby waives (i) any and all notice of the receipt and acceptance by the Agent or any Lender of this Agreement; (ii) except as set forth in paragraph B.4, notice of the existence, incurrence, or non-payment of all or any of the Senior Liabilities; (iii) all diligence in collection or protection of or realization upon any of the Senior Liabilities or any security therefor; and (iv) any obligation with respect to the marshalling of assets by the Agent or any Lender.

     9. Prohibition on Changes in Subordinated Liabilities.

     (a) Except as herein set forth in paragraph B.9(b), the Subordinate Lender will not without the prior written consent of the Agent (i) cancel, waive, forgive, amend, modify, transfer or assign, or attempt to enforce or collect, or subordinate to any Liabilities other than the Senior Liabilities, any Subordinated Liabilities or any rights in respect thereof; (ii) convert any Subordinated Liabilities into stock or other securities in any of the Obligors;
(iii) take any Collection Action; (iv) commence, or join with any other creditor in commencing, any bankruptcy, reorganization or insolvency proceedings with respect to any of the Obligors, or (v) take any other action prejudicial to or inconsistent with the Agent's and Lenders' rights and first priority secured position with respect to the Obligors, the Bank Collateral and collateral for the Senior Liabilities.

     (b) Notwithstanding the provisions of paragraph B.9(a), if any default has occurred under any of the Subordinated Loan Documents and such default has continued in existence for a period of one hundred eighty (180) consecutive days after the Subordinated Lenders have provided written notice of the existence of such default to the Agent (the "Standstill Period"), the Subordinated Lender may proceed to take legal action against the Obligors for the sole purpose of obtaining a judgment against the Obligors; provided, however, at no time either before or after the expiration of the Standstill Period, may any Subordinated Lender take any action or Collection Action to enforce a security interest in, liquidate or otherwise receive payment from any collateral for the Senior Liabilities, including the Bank Collateral or Subordinated Lenders' Collateral, unless and until the Lenders and Agent have been indefeasibly paid in full for all Senior Liabilities.

     10. Continuing Agreement. This Agreement shall in all respects be a continuing agreement and shall remain in full force and effect notwithstanding, without limitation, the death, incompetency or dissolution of the Subordinate Lender or that at any time or from time to time all Senior Liabilities may have been paid in full if any of the Loan Documents have not been terminated.

     11. Permitted Changes in Senior Liabilities. The Agent or any Lender may, from time to time, whether before or after any discontinuance of this Agreement, at its sole discretion and without notice to the Subordinate Lender, take any or all of the following actions: (i) retain or obtain a security interest in any property to secure any of the Senior Liabilities; (ii) retain or obtain the primary or secondary obligation of any other Obligor or Obligors with respect to any of the Senior Liabilities; (iii) extend, renew (whether or not longer than the original period), alter or exchange any of the Senior Liabilities; (iv) release or compromise any obligation of any nature of any Obligor with respect to any of the Senior Liabilities; and, (v) release its security interest or lien in, allows its security interest or lien to be unperfected, surrender, release or permit any substitution or exchange for, all or any part of any property securing any of the Senior Liabilities, or extend or renew for one or more periods (whether or not longer than the original period) or release, compromise, alter or exchange any obligations of any nature of any Obligor with respect to any such property.

     12.   Disposition  of  Assets.   The  Subordinate  Lender  agree  that  any
disposition by the Agent or any Lender of any collateral for the Senior Liabilities, whether by collection, sale, or other manner of liquidation, after an Event of Default under the Loan Documents, if conducted in a commercially reasonable manner, may not be challenged or contested by the Subordinate Lender on the grounds of commercial unreasonableness. The Subordinate Lender agrees that the Agent and Lenders may use such means of collection and exercise such diligence with respect thereto as the Agent or such Lender, in its sole discretion, deems appropriate under the circumstances and may enter into such compromise with and give such releases and acquittances to account debtors or other obligors of the Obligors' receivables as it determines in its sole discretion, without obtaining the agreement or concurrence of or giving notice to the Subordinate Lender and the Subordinate Lender hereby waive all right to require that its agreement or consent be obtained or that it be given notice. The Subordinate Lender further agrees that it will release its security interest on any collateral (including the Subordinated Lenders' Collateral) for the Senior Liabilities upon the sale or other disposition thereof at the request of the Agent, whether or not any proceeds therefrom will pay any of the Subordinated Liabilities.

     C. Representations and Warranties. The Subordinate Lender hereby represents and warrants that (i) the Subordinate Lender has the necessary power and capacity to make and perform this Agreement and such making and performance have been duly authorized by all necessary actions on the part of the Subordinate Lender; (ii) the making and performance by the Subordinate Lender of this Agreement does not and will not violate any provision of law or regulation or result in the breach of, or constitute a default or require any consent under, any indenture or other agreement or instrument to which it is a party or by which any of its properties may be bound; and (iii) this Agreement is the legal, valid and binding obligation of the Subordinate Lender, enforceable against the Subordinate Lender in accordance with its terms.

     D. Remedies. Upon the occurrence of any Event of Default, or upon the breach of any representation, covenant or agreement in this Agreement by any Obligor or the Subordinate Lender, or in the event of the termination of this Agreement, all of the Senior Liabilities shall, without notice or demand, become immediately due and payable at the option of the Agent and the Agent may immediately, without further notice, resort to all of its rights and remedies herein, in any document (including the Loan Agreement and any of the Loan Documents) by and between the Agent or any Lender and any Obligor, or in any in any instrument evidencing any obligation under any such document, at law or in equity. The Agent agrees that it shall proceed, to the extent commercially reasonable, against all the assets of the Obligors before liquidating the Subordinated Note. The Agent shall endeavor to give the Obligors prompt notice of the acceleration of the Senior Liabilities but failure to give such notice shall not affect any action taken by Agent and Agent shall not incur any liability for any failure to deliver such notice.

     E. Miscellaneous.

     1. Remedies Cumulative; No Waiver. The rights, powers and remedies of the Agent and Lenders provided in this Agreement and any of the Loan Documents are cumulative and not exclusive of any right, power or remedy provided by law or equity. No failure or delay on the part of the Agent or any Lender in the exercise of any right, power or remedy shall operate as a waiver thereof, nor shall any single or partial exercise preclude any other or further exercise thereof, or the exercise of any other right, power or remedy.

     2. Notices. Notices and communications under this Agreement shall be in writing and shall be given by (i) hand-delivery, (ii) first class mail (postage prepaid), or (iii) reliable overnight commercial courier (charges prepaid) to the addresses listed in this Agreement. Notice by overnight courier shall be deemed to have been given and received on the date scheduled for delivery. Notice by mail shall be deemed to have been given and received three (3) calendar days after the date first deposited in the United States Mail. Notice by hand-delivery shall be deemed to have been given and received upon delivery. A party may change its address by giving written notice to the other party as specified herein.

     3. Costs and Expenses. Whether or not the transactions contemplated by this Agreement or the Loan Documents are fully consummated, the Obligors shall promptly pay (or reimburse, as the Agent may elect) all costs and expenses which the Agent has incurred or may hereafter incur in connection with the negotiation, preparation, reproduction, interpretation, perfection, protection of collateral, administration and enforcement of this Agreement and the other Loan Documents, the collection of all amounts due under this Agreement and the other Loan Documents, and all amendments, modifications, consents or waivers, if any, to the Loan Documents. The Obligors' reimbursement obligations under this Paragraph shall survive any termination of this Agreement or any other Loan Document and are deemed part of the Senior Liabilities.

     4. Governing Law. This Agreement shall be construed in accordance with and governed by the substantive laws of the State of Connecticut without reference to conflict of laws principles.

     5. Integration; Amendment. This Agreement and the other Loan Documents constitute the sole agreement of the parties with respect to the subject matter hereof and thereof and supersede all oral negotiations and prior writings with respect to the subject matter hereof and thereof. No amendment of this Agreement, and no waiver of any one or more of the provisions hereof shall be effective unless set forth in writing and signed by the parties hereto.

     6. Successors and Assigns. This Agreement (i) shall be binding upon the Subordinate Lender, the Obligors executing this Agreement and the Agent and, where applicable, their respective heirs, executors, administrators, successors and assigns, and (ii) shall inure to the benefit of the Subordinate Lender, the Obligors, the Agent and the Lenders and, where applicable, their respective heirs, executors, administrators, successors and permitted assigns; provided, however, that the Subordinate Lender and the Obligors may not assign their rights or obligations hereunder or any interest herein without the prior written consent of the Agent, and any such assignment or attempted assignment by the Subordinate Lender and/or any of the Obligors shall be void and of no effect with respect to the Agent and the Lenders. The Lenders may from time to time sell or assign, in whole or in part, or grant participations in the Loans and/or the Agreement and/or the obligations evidenced thereby. The Subordinate Lender authorizes the Agent and Lenders to provide information concerning the Subordinate Lender and the Obligors to any prospective purchaser, assignee or participant.

     7. Severability and Consistency. The illegality, unenforceability or inconsistency of any provision of this Agreement or any instrument or agreement required hereunder shall not in any way affect or impair the legality, enforceability or consistency of the remaining provisions of this Agreement or any instrument or agreement required hereunder. The Loan Documents and this Agreement are intended to be consistent. However, in the event of any inconsistencies between and/or among this Agreement and any of the Loan Documents, such inconsistency shall not affect the validity or enforceability of this Agreement or any of the Loan Documents. In the event of any inconsistency or ambiguity in this Agreement or any of the Loan Documents, this Agreement and the Loan Documents shall not be construed against any one party but shall be interpreted consistent with the Agent's policies and procedures.

     8. Consent to Jurisdiction and Service of Process. The Subordinate Lender irrevocably appoints Ross Rapaport, c/o Pepe & Hazard, 30 Jeliff Lane, Southport, CT 06490-1436 as its attorney upon whom may be served any notice, process or pleading in any action or proceeding against it arising out of or in connection with this Agreement. If service of process cannot be delivered to the Subordinate Lender as specified by statute, the Subordinate Lender agrees that, with court approval, it may be served by regular or certified mail at the address set forth herein. The Subordinate Lender hereby consents and agrees that
(i) any action or proceeding against it may be commenced and maintained in any court within the State of Connecticut or in the United States District Court for the District of Connecticut by service of process on Ross Rapaport and (ii) the courts of the State of Connecticut and the United States District Court for the District of Connecticut shall have jurisdiction with respect to the subject matter hereof and the person of the Subordinate Lender and the Subordinated Liabilities. The Subordinate Lender agrees that any action brought by the Subordinate Lender on account of this Agreement shall be commenced and maintained only in a court in the federal judicial district or county in which the Agent has its principal place of business in Connecticut.

     9. Prejudgment Remedies. The Subordinate Lender hereby acknowledges that the transactions contemplated herein constitute commercial transactions. Pursuant to Section 52-278f of the Connecticut General Statutes, the Subordinate Lender hereby waives and relinquishes all rights to notice and hearing as provided in Sections 52-278a through 52-278g of said Connecticut General Statutes prior to the securing of any prejudgment remedy against the Subordinate Lender in connection with the Liabilities or any of the instruments or documents executed in connection herewith.

     10. Provisions Solely for the Benefit of the Lenders and Agent. The provisions of this Agreement are solely to define the relative rights and obligations of the Lenders and Agent and the Subordinate Lender, and no other person or entity, including, without limitation, any of the Obligors, shall have any rights hereunder or as a result of the provisions hereof.

     11. Agent for Subordinate Lender. The Subordinate Lender's Agent hereby agrees to be bound by the terms and provisions of this Agreement and agrees not to make any payment or distribution or to otherwise take any action which is contrary to the provisions of this Agreement.

     12. Judicial Proceedings; Waivers. THE SUBORDINATE LENDER AND THE AGENT ACKNOWLEDGE AND AGREE THAT (i) ANY SUIT, ACTION OR PROCEEDING, WHETHER CLAIM OR COUNTERCLAIM, BROUGHT OR INSTITUTED BY THE AGENT, THE SUBORDINATE LENDER OR ANY SUCCESSOR OR ASSIGN OF THE AGENT OR THE SUBORDINATE LENDER, ON OR WITH RESPECT TO THIS AGREEMENT OR ANY OTHER LOAN DOCUMENT OR THE DEALINGS OF THE PARTIES WITH RESPECT HERETO, OR THERETO, SHALL BE TRIED ONLY BY A COURT AND NOT BY A JURY AND EACH PARTY WAIVES THE RIGHT TO TRIAL BY JURY; (ii) EACH WAIVES ANY RIGHT IT MAY HAVE TO CLAIM OR RECOVER, IN ANY SUCH SUIT, ACTION OR PROCEEDING, ANY SPECIAL, EXEMPLARY, PUNITIVE OR CONSEQUENTIAL DAMAGES OR ANY DAMAGES OTHER THAN, OR IN ADDITION TO, ACTUAL DAMAGES; AND (iii) THIS SECTION IS A SPECIFIC AND MATERIAL ASPECT OF THIS AGREEMENT AND THE LENDERS WOULD NOT EXTEND CREDIT IF THE WAIVERS SET FORTH IN THIS SECTION WERE NOT A PART OF THIS AGREEMENT.

     13. Counterparts. This Agreement may be executed and delivered in any number of counterparts each of which shall constitute an original, but all of which taken together shall constitute but one and the same agreement. Delivery of an executed signature page to this Agreement by facsimile transmission shall be effective as delivery of a manually signed counterpart of this Agreement.

     IN WITNESS WHEREOF, the Subordinate Lender has executed and delivered to the Agent this Agreement, as of the day and year first above written.

WITNESSED BY:

------------------------                     -------------------------------
                                             Joan A. Baker
                                             Address: 1050 Buckingham Street
                                                      Watertown, CT 06795

------------------------


------------------------                     -------------------------------
                                             Ross S. Rapaport, not individually
                                             but as Trustee of the Peter K.
                                             Baker Life Insurance Trust, The
------------------------                     John B. Baker Insurance Trust and
                                             u/t/a dated December 16, 1991 f/b/o
                                             Joan Baker et. al., as agent for
                                             the Subordinate Lender
                                             Address: 1050 Buckingham Street
                                                      Watertown, CT 06795


                                             WEBSTER BANK, as Agent


__________________________                   By:______________________
                                                Richard A. O'Brien
                                                Its Senior Vice President
__________________________                      Address: 145 Bank Street
                                                         Waterbury, CT 06702

STATE OF _____________)
                      ) ss: _________                         ___________, 2003
COUNTY OF ____________)

Personally appeared Joan A. Baker, signer and sealer of the foregoing instrument and acknowledged the same to be his free act and deed, before me.

                                             ----------------------------------
                                             Commissioner of the Superior Court
                                             Notary Public
                                             My Commission expires:
                                                                   ------------


STATE OF _____________)
                      ) ss: ________                          ___________, 2003
COUNTY OF ____________)

Personally appeared Ross S. Rapaport, not individually but as Trustee of the Peter K. Baker Life Insurance Trust, the John B. Baker Insurance Trust and U/T/A dated December 16, 1991 F/B/O Joan Baker et. al, as agent for the Subordinate Lender, signer and sealer of the foregoing instrument and acknowledged the same to be his free act and deed as Trustee and agent, before me.

                                             ----------------------------------
                                             Commissioner of the Superior Court
                                             Notary Public
                                             My Commission expires:
                                                                   -------------



STATE OF CONNECTICUT       )
                           ) ss: Hartford                        March __, 2003
COUNTY OF HARTFORD         )

Personally appeared Richard A. O'Brien, Senior Vice President of Webster Bank, as Agent, signer and sealer of the foregoing instrument and acknowledged the same to be his free act and deed as such officer and the free act and deed of Webster Bank, as Agent, before me.

                                             ----------------------------------
                                             Commissioner of the Superior Court
                                             Notary Public
                                             My Commission expires:
                                                                   -------------

The Obligors signing below hereby acknowledge receipt of a copy of the foregoing Agreement, waive notice of acceptance thereof by the Agent and Lenders, and agree to be bound by the terms and provisions thereof. The Obligors signing below further agree to make no payments or distributions, or grant any security interest, contrary to the terms and provisions of this Agreement and to do every other act and thing necessary or appropriate to carry out such terms and provisions. Upon the occurrence of any Event of Default, or upon the breach of any representation, covenant or agreement in this Agreement by any of the Obligors or the Subordinated Lender, or in the event of the termination of this Agreement, all of the Senior Liabilities shall, without notice or demand, become immediately due and payable at the option of the Agent and the Agent and Lenders may immediately, without further notice, resort to all of its rights and remedies herein, in any document (including the Loan Agreement and any of the Loan Documents) by and between the Agent or any Lender and any Obligor, or in any in any instrument evidencing any obligation under any such document, at law or in equity.

Dated: As of the ___ day of March, 2003



                                         VERMONT PURE HOLDINGS, LTD.

                                         By:______________________
                                            Name:    Timothy G. Fallon
                                            Title:   Chief Executive Officer
                                            Address: Catamount Industrial Park
                                                     Route 66
                                                     Randolph, VT 05060

                                         CRYSTAL ROCK SPRING WATER COMPANY

                                         By:______________________
                                            Name:    Timothy G. Fallon
                                            Title:   Chief Executive Officer
                                            Address: 1050 Buckingham Street
                                                     Watertown, CT 06795

                                         VERMONT PURE SPRINGS, INC.

                                         By:______________________
                                            Name:     Timothy G. Fallon
                                            Title:    Chief Executive Officer
                                            Address:  Catamount Industrial Park
                                                      Route 66
                                                      Randolph, VT 05060

                                   SCHEDULE A

                                 Bank Collateral

"Collateral" means Receivables, Inventory, Equipment, Patents, Trademarks, Investment Property, Additional Collateral, and the Premises, but excluding personal property subject to a purchase money lien permitted by Section 6.1 of the Loan Agreement to the extent the terms of such purchase money lien prohibit further liens or encumbrances.

"Additional Collateral" means (i) all General Intangibles, including Payment Intangibles and Software and all Supporting Obligations related thereto, (as such terms are defined in the Uniform Commercial Code as in effect in Connecticut from time to time) of every kind and description of the Obligors, including without limitation federal, state and local tax refund claims of all kinds, whether now existing or hereafter arising; (ii) all of Obligors' Deposit Accounts, Letter of Credit Rights and all Supporting Obligations related thereto (as such terms are defined in the Uniform Commercial Code as in effect in Connecticut from time to time), whether now owned or hereafter created, wherever located, together with the rights to withdraw from said Deposit Accounts and make deposits to the same and the right to draw under Letters of Credit; (iii) all monies, securities, instruments, cash and other property of Obligors and the proceeds thereof, now or hereafter held or received by, or in transit to, any Lender from or for Obligors, whether for safekeeping, pledge, custody, transmission, collection or otherwise, and all of Obligors' deposits (general or special, balances, sums, proceeds and credits of Obligors with any Lender at any time existing); (iv) all interests in real property held or owned by Obligors, including all leasehold interests; (v) all rights under contracts and license agreements for water; (vi) all books, records, customer lists, ledger cards, computer programs, computer tapes, disks, printouts and records, and other property and general intangibles at any time evidencing or relating to any of the foregoing, whether now in existence or hereafter created; (vii) all other personal property and fixtures of the Obligors, whether now existing or hereafter arising or created; and all proceeds of the foregoing and all proceeds of any insurance on the foregoing.

"Equipment" means all Equipment, Farm Products and Fixtures (as such terms are defined in the Uniform Commercial Code as in effect in Connecticut on the date of this Agreement), including all machinery, equipment, furniture, fixtures, tools, parts, supplies and motor vehicles, now owned and hereafter acquired, by Obligors of whatsoever name, nature, kind or description, wherever located, and all additions and accessions thereto and replacements or substitutions therefor, and all proceeds thereof and all proceeds of any insurance thereon.

"Inventory" means all Inventory and Goods and all Supporting Obligations related thereto (as such terms are defined in the Uniform Commercial Code as in effect in Connecticut from time to time) of whatsoever name, nature, kind or description now owned and hereafter acquired by Obligors, wherever located, including without limitation all contract rights with respect thereto and documents representing the same, all goods held for sale or lease or to be furnished under contracts of service, finished goods, raw materials, materials used or consumed by Obligors, parts, supplies, and all wrapping, packaging, advertising and shipping materials and any documents relating thereto, and all labels and other devices, names and marks affixed or to be affixed thereto for purposes of selling or of identifying the same or the seller or manufacturer thereof, and all right, title and interest of Obligors therein and thereto, and all proceeds of the foregoing and all proceeds of any insurance on the foregoing.

"Investment Property" means all investment property (as such term is defined in the Uniform Commercial Code as adopted in Connecticut from time to time) of whatever type or nature now owned or hereafter acquired by the Obligors, including without limitation, all certificated securities, all uncertificated securities, all security entitlements, all security accounts, all commodity contracts, all commodity accounts and all financial assets of every type and nature and all rights thereto or therein, and all financial accounts of every type and nature and all rights thereto or therein, and all Supporting Obligations (as such term is defined in the Uniform Commercial Code as adopted in Connecticut from time to time) related thereto and all proceeds and products thereof, including without limitation, all insurance proceeds and fidelity bond proceeds related thereto.

"Patents" means all of Obligors' right, title and interest, present and future, in and to (a) all letters patent of the United States or any other country, all right, title and interest therein and thereto, and all registrations and recordings thereof, including without limitation applications, registrations and recordings in the United States Patent and Trademark Office or in any similar office or agency of the United States or any state thereof or any other country or any political subdivision thereof, all whether now owned or hereafter acquired by Obligors; and (b) all reissues, continuations, continuations-in-part or extensions thereof and all licenses thereof; and all proceeds of the foregoing and all proceeds of any insurance on the foregoing.

"Premises" means the following real property owned by Obligors:

         Route 66 Factory, Randolph, VT
         Chase Road, Randolph, VT
         North Randolph Road, Randolph, VT
         Alice E. LaFrance, Route 66, Randolph, VT (approximately 5 acres) Gary LaFrance, Route 66, Randolph, VT (approximately 20 acres)

"Receivables" means (i) all of Obligors' now owned and hereafter acquired, present and future, Accounts, Chattel Paper, Documents, Instruments and Supporting Obligations related thereto, (as such terms are defined in the Uniform Commercial Code as in effect in Connecticut from time to time) and contract rights, including without limitation all obligations to Obligors for the payment of money, whether arising out of Obligors' sale of goods or rendition of services or otherwise (all hereinafter called "Accounts") and all proceeds of the foregoing and all proceeds of any insurance on the foregoing;
(ii) all of Obligors' rights, remedies, security and liens, in, to and in respect of the Accounts, present and future, including without limitation, rights of stoppage in transit, replevin, repossession and reclamation and other rights and remedies of an unpaid vendor, lienor or secured party, guaranties or other contracts of suretyship with respect to the Accounts, deposits or other security for the obligation of any debtor or obligor in any way obligated on or in connection with any Accounts, and credit and other insurance, and all proceeds of the foregoing and all proceeds of any insurance on the foregoing; and (iii) all of Obligors' right, title and interest, present and future, in, to and in respect of all goods relating to, or which by sale have resulted in, Accounts, including without limitation all goods described in invoices or other documents or instruments with respect to, or otherwise representing or evidencing any Accounts, and all returned, reclaimed or repossessed goods, and all proceeds of the foregoing and all proceeds of any insurance on the foregoing.

"Trademarks" means all of Obligors' right, title and interest, present and future, in and to (i) all trademarks, trade names, trade styles, service marks, prints and labels on which said trademarks, trade names, trade styles and service marks have appeared or appear, designs and general intangibles of like nature, now existing or hereafter adopted or acquired, all right, title and interest therein and thereto, and all registrations and recordings thereof, including without limitation applications, registrations and recordings in the United States Patent and Trademark Office or in any similar office or agency of the United States, any State thereof, or any other country or any political subdivision thereof, all whether now owned or hereafter acquired by Obligors;
(ii) all reissues,  extensions or renewals thereof and all licenses thereof; and
(iii) the goodwill of the business symbolized by each of the Trademarks, and all customer lists and other records of Obligors relating to the distribution of products bearing the Trademarks; and all proceeds of the foregoing and all proceeds of any insurance on the foregoing.

                                   SCHEDULE B

                         Subordinated Lender Collateral


     The following property, whether now existing or subsequently acquired, and all additions, substitutions, accessions, replacements, proceeds, and products thereof or thereto: all tangible and intangible assets and properties of each of Vermont Pure Holdings, Ltd., a Delaware corporation formerly named "VP Merger Parent, Inc.", Vermont Pure Springs, Inc., a Delaware corporation, Platinum Acquisition Corp., f/k/a Vermont Pure Holdings (each a "Company"), including without limitation all furniture, fixtures, equipment, raw materials, inventory, other goods, accounts, contract rights, rights to the payment of money, insurance refund claims and all other insurance claims and proceeds, tort claims, chattel paper, documents, instruments, securities and other investment property, deposit accounts, rights to proceeds of letters of credit and all general intangibles including, without limitation, all tax refund claims, license fees, patents, patent applications, trademarks, trademark applications, trade names, copyrights, copyright applications, rights to sue and recover for past infringement of patents, trademarks and copyrights, computer programs, computer software, engineering drawings, service marks, customer lists, goodwill, and all licenses, permits, agreements of any kind or nature pursuant to which any Company possesses, uses or has authority to possess or use property (whether tangible or intangible) of others or others possess, use or have authority to possess or use property (whether tangible or intangible) of such Company, and all recorded data of any kind or nature, regardless of the medium of recording including, without limitation, all software, writings, plans, specifications and schematics (each of which terms has the meaning ascribed to in the Uniform Commercial Code, as in effect in the State of Connecticut) (collectively, the "Collateral"); provided that notwithstanding the foregoing, such grant of security interest shall not extend to, and the term "Collateral" shall not include any cash and cash equivalents at any time owned by any Company.

                                                                   Exhibit 10.21

                       SUBORDINATION AND PLEDGE AGREEMENT

                                                                  March 5, 2003

WHEREAS, VERMONT PURE HOLDINGS, LTD., a Delaware corporation with a principal executive office at Catamount Industrial Park, Route 66, Randolph, Vermont 05060 ("Holdings"), CRYSTAL ROCK SPRING WATER COMPANY, a Connecticut corporation with an office at 1050 Buckingham Street, Watertown, Connecticut 06795 ("Crystal Rock"), and VERMONT PURE SPRINGS, INC., a Delaware corporation with an office at Catamount Industrial Park, Route 66, Randolph, Vermont 05060 ("VPS", and collectively with Holdings and Crystal Rock, the "Obligors ") are now indebted to JOHN B. BAKER (the "Subordinate Lender") and may from time to time hereafter become indebted to the Subordinate Lender in further amounts; and

WHEREAS, Ross S. Rapaport, not individually but as Trustee of the Peter K. Baker Life Insurance Trust, The John B. Baker Insurance Trust and u/t/a dated December 16, 1991 f/b/o Joan Baker et. al. is acting as agent (the "Subordinate Lender's Agent") for Subordinate Lender pursuant to certain of the Subordinated Loan Documents; and

WHEREAS, the Obligors have requested, and may from time to time hereafter request, the lenders under that certain Loan and Security Agreement dated as of the 5th day of March, 2003, as the same may be amended from time to time, by and among the Obligors, each of the lenders which is a signatory thereto (individually, together with its successors and assigns, a "Lender" and collectively, the "Lenders") and Webster Bank, as agent (in such capacity, together with its successors and assigns in such capacity, the "Agent" ) to make or agree to make loans, extensions of credit or other financial accommodations to the Obligors (the "Loans"); and

WHEREAS, the Lenders, as a condition to the making or continuation of the Loans, has required the Subordinate Lender to execute and deliver this Subordination and Pledge Agreement (together with all schedules and any exhibits attached hereto and amendments or modifications hereto in effect from time to time, the "Agreement").

NOW, THEREFORE, in order to induce the Lenders to make, or continue to make the Loans and in consideration thereof, the Subordinate Lender agrees as follows:

A. Definitions. As used herein, the following terms shall have the following meanings:

     1. Affiliate. The term "Affiliate" means any of each of the Lenders direct and indirect affiliates and subsidiaries.

     2. Bank Collateral. The term "Bank Collateral" means the personal property of the Obligors described in Schedule A and any other real or personal property of any of the Obligors in which the Agent, any Lender or an Affiliate may hereafter be granted a security interest, mortgage interest or other similar interest.

     3. Collection Action. The term "Collection Action" means to (i) exercise or enforce any rights or remedies or assert any claims against the Bank Collateral or Subordinated Lenders' Collateral; (ii) make any claim or commence or initiate any action, lawsuit, case or proceeding against any of the Obligors or join together or with any creditor other than, with its consent, the Agent in any action, lawsuit, case or proceeding against the Obligors (including, but not being limited to, proceedings under the Bankruptcy Code); (iii) contact any account of any of the Obligors or attach or take possession of any Bank Collateral or Subordinated Lenders' Collateral or exercise any right of foreclosure or any right or remedy with respect to any of the Obligors or the Bank Collateral or Subordinated Lenders' Collateral; or (iv) take any other action prejudicial to or inconsistent with the Lenders' and Agent's rights and first priority secured position with respect to the Obligors or the Bank Collateral, including, without limitation, any action that will impede, interfere with, restrict, or restrain the exercise by the Agent or any of the Lenders of their rights and remedies under the Loan Documents or contest in any manner the perfection, priority or validity of any lien held by the Agent in any of the Bank Collateral.

     4. Event of Default. The term "Event of Default" shall mean an Event of Default under the Loan Agreement beyond any applicable grace and cure period.

     5. Financial Covenant Default. The term "Financial Covenant Default" shall mean an Event of Default which results solely from the violation of any now existing or hereafter arising financial covenant contained in the Loan Agreement, including, by way of illustration, those specific financial covenants set forth in Sections 6.16, 6.17, 6.18, 6.19, and 6.20 of the Loan Agreement and any supplement, addition, modification or amendment to those specific financial covenants.

     6. Liabilities. The term "Liabilities" means any and all obligations and indebtedness of every kind and description, now or hereafter existing, whether such debts or obligations are primary or secondary, direct or indirect, absolute or contingent, sole, joint or several, secured or unsecured, due or to become due, contractual or tortious, arising by operation of law, by overdraft, or otherwise, including, without limitation, principal, interest, fees, late fees, expenses, attorneys' fees and costs, and/or allocated fees and costs of the Agent's in-house legal counsel, that have been or may hereafter be contracted or incurred.

     7. Loan Agreement. The term "Loan Agreement" means that certain Loan and Security Agreement among the Obligors, the Lenders and Agent dated the date hereof, and any subsequent supplement, modification, renewal, extension or amendment thereto.

     8. Loan Documents. The term "Loan Documents" means the Loan Agreement and all other credit accommodations, notes, loan agreements, and any other agreements and documents, now or hereafter existing, creating, evidencing, guarantying, securing or relating to any or all of the Senior Liabilities, together with all amendments, modifications, renewals, or extensions thereof.

     9. Non-Covenant Default. The term "Non-Covenant Default" means an Event of Default other than a Financial Covenant Default.

     10. Obligor. The term "Obligor" means the Holdings, Crystal Rock, VPS and each and every other maker, endorser, guarantor, or surety of or for the Senior Liabilities.

     11. Senior Liabilities. The term "Senior Liabilities" means all Liabilities of the Obligors to any of the Lenders, the Agent and/or to any of the Affiliates including, without limitation, any and all interest accruing on Senior Liabilities after the commencement of any proceedings referred to in paragraph
B.5. hereof, notwithstanding any provision or rule of law which might restrict the rights of the Lenders or Agent, as against the Obligors and/or anyone else, to collect such interest. For purposes of this Agreement, Senior Liabilities shall include all Liabilities of the Obligors to the Lenders and the Agent, notwithstanding any right or power of any of the Obligors and/or anyone else to assert any claim or defense as to the invalidity or unenforceability of any such Senior Liabilities.

     12. Subordinated Lenders' Collateral. The term "Subordinated Lenders' Collateral" means the personal property of the Obligors more fully described in Schedule B attached hereto.

     13. Subordinated Lending Group. The term "Subordinated Lending Group" means Henry E. Baker, Joan A. Baker, John B. Baker, Peter K. Baker, and Ross S. Rappaport, not individually, but as Trustee of the Peter K. Baker Life Insurance Trust, the John B. Baker Insurance Trust and u/t/a dated December 16, 1991 f/b/o Joan Baker et. al., each as holder of an Amended and Restated Subordinated
Promissory Note of Holdings dated the date hereof, as such Subordinated Promissory Notes may be amended, restated or replaced from time to time, and any successor holders of such Subordinated Promissory Notes.

     14. Subordinated Liabilities. The term "Subordinated Liabilities" means all Liabilities of the Obligors to the Subordinate Lender, including, without limitation, all payments of principal and interest pursuant to that Amended and Restated Subordinated Promissory Note dated the date hereof from Holdings payable to the order of the Subordinated Lender in the original principal amount of $5,200,000.00 (the "Subordinated Note") and that Guaranty dated October 5, 2000 as amended by amendment dated the date hereof from Platinum and VPS to Subordinate Lender guarantying payments due under the Subordinated Note (the "Subordinate Guaranty") but specifically excluding therefrom compensation from the Obligors to the Subordinate Lender presently contemplated pursuant to the existing employment agreement between any of the Obligors and the Subordinate Lender, as the compensation clauses thereof may be amended from time to time with the consent of the Agent, the normal reimbursement of expenses in the ordinary course of business and indemnification of claims arising solely from the Subordinate Lender's actions as an officer or director of any of the Obligors.

     15. Subordinated Loan Documents. The term "Subordinated Loan Documents" means all credit accommodations, notes, loan agreements and any other agreements and documents, now or hereafter existing, creating, evidencing, guarantying, securing or relating to any or all of the Subordinated Liabilities, together with all amendments, modifications, renewals or extensions thereof.

B.      Subordination and Pledge.

        1.  Subordination to Senior Liabilities.

     (a) Except as hereinafter expressly set forth in this Agreement or as the Agent and Lenders may hereafter otherwise expressly consent in writing, the payment of all Subordinated Liabilities shall be postponed and subordinated to the indefeasible payment in full of all Senior Liabilities, and no payments or other distributions whatsoever, including, without limitation, payments of interest in respect of any Subordinated Liabilities shall be made, nor shall any property or assets of the Borrower or other Obligor be applied to the purchase or other acquisition or retirement of any Subordinated Liabilities, nor given as collateral security to secure repayment of same.

     (b) Notwithstanding the provisions in paragraph B.1(a) above, and subject to the other terms of this Agreement, the Subordinate Lender may be granted a security interest in the Subordinated Lenders' Collateral to secure the payments of principal and interest and other amounts due pursuant to the Subordinated Note.

     (c) Notwithstanding the provisions of paragraph B.1(a) above, so long as no Event of Default exists and is continuing, and so long as no event exists and is continuing which, with the giving of notice or the passage of time or both, would constitute an Event of Default, the Obligors may make regularly scheduled quarterly payments of interest under the Subordinated Note, at a rate not in excess of twelve per cent (12%) per annum, and past due regularly scheduled quarterly payments of interest under the Subordinated Note which were not paid when scheduled to be paid because of the terms of this Agreement, including interest at a rate not in excess of twelve per cent (12%) per annum on such past due amounts, but only to the extent that the making of such payments would not result in a Financial Covenant Default.

     (d) Notwithstanding the provisions in paragraph B.1(a) above, so long as no Event of Default exists and is continuing, and so long as no event exists and is continuing which, with the giving of notice or the passage of time or both, would constitute an Event of Default, and provided that all the conditions in the Loan and Security Agreement with respect to a request under the Acquisition/Capital Asset Line of Credit (as defined in the Loan and Security Agreement) for an advance to pay Subordinated Debt (as defined in the Loan and Security Agreement) owed to the Subordinated Lending Group have been satisfied, the Obligors may make principal payments on the Subordinated Debt (as defined in the Loan and Security Agreement) to members of the Subordinated Lending Group which in the aggregate do not exceed $5,000,000.

     2. Pledge of Subordinated Loan Documents. In order to secure the due and punctual payment and performance of the Senior Liabilities, the Subordinate Lender hereby pledges, transfers, assigns, and grants to the Agent a continuing security interest in and lien upon the Subordinated Loan Documents. The Subordinate Lender has endorsed and delivered to the Agent physical possession of any of the Subordinated Loan Documents which are instruments, including the Subordinated Note and has executed Uniform Commercial Code financing statements and such other documents and/or instruments as may be necessary or convenient to perfect the security interests granted herein. Agent shall hold the Subordinated Note and any other Subordinated Loan Documents which are instruments delivered to the Agent as security for the due and punctual payment and performance of the Senior Liabilities and notwithstanding the possession of the Subordinated Note or such other Subordinated Loan Documents by the Agent, the Subordinate Lender shall be entitled to receive payments thereunder to the extent expressly permitted by the terms of this Agreement. Upon payment in full of the Senior Liabilities, the Agent will deliver to the Subordinate Lender in care of Peter
K. Baker the Subordinated Note and any other Subordinated Loan Documents in its possession.

     3. Subordination of Security Interest of Subordinated Liabilities. Any security interest now or hereafter held by the Subordinate Lender and granted by any of the Obligors to secure any of the Subordinated Liabilities, including the security interest described in paragraph B.1(b), is hereby immediately made ----------------- subordinate, junior and postponed in priority and effect to the priority and effect of the security interest purported to be created by any of the Loan Documents, as if (and whether or not) the Agent's or any Lender's security interest had been perfected by possession, by timely filing of financing statements, or by any other means prior to the time the security interest with respect to the Subordinated Liabilities is perfected, and prior to the filing of any financing statements in connection with the Subordinated Liabilities. The Subordinate Lender agrees to execute and deliver to the Agent all instruments, including, without limitation, Forms UCC-3, subordinations of lien, and subordinations of mortgage which, in the reasonable opinion of the Agent, are necessary or convenient to effectuate the purposes of this paragraph and this Agreement.

     4. Further Assurances of Pledge of Subordinated Liabilities. The Subordinate Lender will (i) promptly notify the Agent of the creation of any Subordinated Liabilities and of the issuance of any promissory note or other instrument to evidence any Subordinated Liabilities; (ii) cause any Subordinated Liabilities which are not already evidenced by a promissory note or other instrument of the Obligors to be so evidenced; (iii) as collateral security for the Senior Liabilities, endorse, deliver and pledge to the Agent any and all promissory notes and/or other instruments evidencing Subordinated Liabilities, and otherwise assign and/or pledge to the Agent any or all Subordinated Liabilities and the Subordinated Loan Documents, all in a manner satisfactory to the Agent in its sole discretion, and (iv) promptly give the Agent written notice of any default by any Obligor under the Subordinated Note or any agreement securing Obligors' obligations under any of the other Subordinated Loan Documents.

Further Assurances of Agent. Agent will endeavor to deliver to the Subordinate Lender in care of Peter K. Baker prompt notice of any Event of Default or Financial Covenant Default under the Loan Agreement or any of the other Loan Documents of which the Agent becomes aware but the failure of the Agent to promptly deliver any such notice will not affect any of the rights or obligations of the parties under this Agreement.

     5. Rights of Agent to Collect Subordinated Liabilities. In the event of, and commencing with the date thereof, any dissolution, winding up, liquidation, reorganization or other similar proceedings relating to any Obligor or to any of their creditors, or to any of their property (whether voluntary or involuntary, partial or complete, and whether in bankruptcy, insolvency or receivership, or upon an assignment for the benefit of creditors, or any other marshalling of the assets and liabilities of any Obligor, or any sale of all or substantially all of the assets of any Obligor, or otherwise), the Senior Liabilities shall first be paid in full before the Subordinate Lender shall be entitled to receive and/or to retain any payment or distribution in respect of the Subordinated Liabilities; provided that the Subordinate Lender shall be entitled to receive and retain any securities issued in connection with reorganization proceedings which are junior in right of repayment to the Senior Liabilities to the extent set forth herein, are treated as Subordinated Liabilities hereunder and are subject to all the provisions of this Agreement, and, in order to implement the foregoing (i) all payments and distributions of any kind or character in respect of the Subordinated Liabilities to which any of the Subordinate Lender would be entitled but for the provisions of this Agreement (other than such junior securities) will be made directly to the Agent; (ii) the Subordinate Lender shall promptly file a claim or claims, in the form required in such proceedings, for the full outstanding amount of the Subordinated Liabilities, and shall cause said claim or claims to be approved and all payments and other distributions in respect thereof (other than such junior securities) to be made directly to the Agent; (iii) the Subordinate Lender hereby irrevocably agrees that the Agent may, in its sole discretion, in the name of the Subordinate Lender or otherwise, demand, sue for, collect, receive, and receipt for any and all such payments or distributions, and file, prove, and vote or consent in any such proceedings with respect to, any and all claims of the Subordinate Lender relating to the Subordinated Liabilities; and (iv) the Subordinate Lender hereby ratifies all of the foregoing acts or omissions on the Agent's part or behalf and waives any claim, counterclaim or defense of the Subordinate Lender which may be alleged to arise from such acts or omissions.

     6. Protection of Agent's Rights in Subordinated Liabilities. In the event that the Subordinate Lender receives any payment or other distribution of any kind or character from any Obligor or any other source whatsoever in respect of any of the Subordinated Liabilities, other than as expressly permitted by the terms of this Agreement, such payment or other distribution shall be received in trust for the Lenders and the Agent and promptly turned over by the Subordinate Lender to the Agent. The Subordinate Lender will mark its books and records, and cause the Obligors to mark their books and records, so as to clearly indicate that the Subordinated Liabilities are subordinated in accordance with the terms of this Agreement, and will cause to be clearly inserted in any promissory note or other instrument which at any time evidences any of the Subordinated Liabilities a statement to the effect that the payment thereof is subordinated in accordance with the terms of this Agreement. The Subordinate Lender will execute such further documents and instruments and take such further action as the Agent may from time to time reasonably request to carry out the intent of this Agreement. The Subordinate Lender hereby irrevocably appoints the Agent its attorney in fact, said appointment being coupled with an interest, to execute such further documents and instruments and take such further action on behalf of the Subordinate Lender as the Agent may from time to time deem reasonable to carry out the intent of this Agreement, including, without limitation, the actions set forth in paragraph B.4. hereof.

     7. Treatment of Payment of Subordinated Liabilities. All payments and distributions received by the Agent or any Lender in respect of the Subordinated Liabilities, to the extent received in or converted into cash, may be applied by the Agent and Lenders first to the payment of any and all expenses (including attorneys' fees and disbursements and the allocated fees, expenses and cost of in-house counsel) paid or incurred by the Agent in enforcing this Agreement or in endeavoring to collect or realize upon any of the Subordinated Liabilities, and any balance thereof shall, solely as between the Subordinate Lender and the Lenders and Agent, be applied by the Agent, in such order of application as the Agent may from time to time select, toward the payment of any of the Senior
Liabilities remaining unpaid. As between the Obligors and any of their creditors, no such payments or distributions of any kind or character shall be deemed to be payments or distributions in respect of the Senior Liabilities; and, notwithstanding any such payments or distributions received by the Agent or any Lender in respect of the Subordinated Liabilities and so applied by the Agent and Lenders toward the payment of the Senior Liabilities, the Subordinate Lender shall be subrogated to the then existing rights of the Agent and Lenders, if any, in respect of the Senior Liabilities, only at such time as the Lenders and Agent shall have received indefeasible payment of the full amount of the Senior Liabilities.

     8. Waivers. The Subordinate Lender hereby waives (i) any and all notice of the receipt and acceptance by the Agent or any Lender of this Agreement; (ii) except as set forth in paragraph B.4, notice of the existence, incurrence, or non-payment of all or any of the Senior Liabilities; (iii) all diligence in collection or protection of or realization upon any of the Senior Liabilities or any security therefor; and (iv) any obligation with respect to the marshalling of assets by the Agent or any Lender.

     9. Prohibition on Changes in Subordinated Liabilities.

     (a) Except as herein set forth in paragraph B.9(b), the Subordinate Lender will not without the prior written consent of the Agent (i) cancel, waive, forgive, amend, modify, transfer or assign, or attempt to enforce or collect, or subordinate to any Liabilities other than the Senior Liabilities, any Subordinated Liabilities or any rights in respect thereof; (ii) convert any Subordinated Liabilities into stock or other securities in any of the Obligors;
(iii) take any Collection Action; (iv) commence, or join with any other creditor in commencing, any bankruptcy, reorganization or insolvency proceedings with respect to any of the Obligors, or (v) take any other action prejudicial to or inconsistent with the Agent's and Lenders' rights and first priority secured position with respect to the Obligors, the Bank Collateral and collateral for the Senior Liabilities.

     (b) Notwithstanding the provisions of paragraph B.9(a), if any default has occurred under any of the Subordinated Loan Documents and such default has continued in existence for a period of one hundred eighty (180) consecutive days after the Subordinated Lenders have provided written notice of the existence of such default to the Agent (the "Standstill Period"), the Subordinated Lender may proceed to take legal action against the Obligors for the sole purpose of obtaining a judgment against the Obligors; provided, however, at no time either before or after the expiration of the Standstill Period, may any Subordinated Lender take any action or Collection Action to enforce a security interest in, liquidate or otherwise receive payment from any collateral for the Senior Liabilities, including the Bank Collateral or Subordinated Lenders' Collateral, unless and until the Lenders and Agent have been indefeasibly paid in full for all Senior Liabilities.

     10. Continuing Agreement. This Agreement shall in all respects be a continuing agreement and shall remain in full force and effect notwithstanding, without limitation, the death, incompetency or dissolution of the Subordinate Lender or that at any time or from time to time all Senior Liabilities may have been paid in full if any of the Loan Documents have not been terminated.

     11. Permitted Changes in Senior Liabilities. The Agent or any Lender may, from time to time, whether before or after any discontinuance of this Agreement, at its sole discretion and without notice to the Subordinate Lender, take any or all of the following actions: (i) retain or obtain a security interest in any property to secure any of the Senior Liabilities; (ii) retain or obtain the primary or secondary obligation of any other Obligor or Obligors with respect to any of the Senior Liabilities; (iii) extend, renew (whether or not longer than the original period), alter or exchange any of the Senior Liabilities; (iv) release or compromise any obligation of any nature of any Obligor with respect to any of the Senior Liabilities; and, (v) release its security interest or lien in, allows its security interest or lien to be unperfected, surrender, release or permit any substitution or exchange for, all or any part of any property securing any of the Senior Liabilities, or extend or renew for one or more periods (whether or not longer than the original period) or release, compromise, alter or exchange any obligations of any nature of any Obligor with respect to any such property.

     12.   Disposition  of  Assets.   The  Subordinate  Lender  agree  that  any
disposition by the Agent or any Lender of any collateral for the Senior Liabilities, whether by collection, sale, or other manner of liquidation, after an Event of Default under the Loan Documents, if conducted in a commercially reasonable manner, may not be challenged or contested by the Subordinate Lender on the grounds of commercial unreasonableness. The Subordinate Lender agrees that the Agent and Lenders may use such means of collection and exercise such diligence with respect thereto as the Agent or such Lender, in its sole discretion, deems appropriate under the circumstances and may enter into such compromise with and give such releases and acquittances to account debtors or other obligors of the Obligors' receivables as it determines in its sole discretion, without obtaining the agreement or concurrence of or giving notice to the Subordinate Lender and the Subordinate Lender hereby waive all right to require that its agreement or consent be obtained or that it be given notice. The Subordinate Lender further agrees that it will release its security interest on any collateral (including the Subordinated Lenders' Collateral) for the Senior Liabilities upon the sale or other disposition thereof at the request of the Agent, whether or not any proceeds therefrom will pay any of the Subordinated Liabilities.

     C. Representations and Warranties. The Subordinate Lender hereby represents and warrants that (i) the Subordinate Lender has the necessary power and capacity to make and perform this Agreement and such making and performance have been duly authorized by all necessary actions on the part of the Subordinate Lender; (ii) the making and performance by the Subordinate Lender of this Agreement does not and will not violate any provision of law or regulation or result in the breach of, or constitute a default or require any consent under, any indenture or other agreement or instrument to which it is a party or by which any of its properties may be bound; and (iii) this Agreement is the legal, valid and binding obligation of the Subordinate Lender, enforceable against the Subordinate Lender in accordance with its terms.

     D. Remedies. Upon the occurrence of any Event of Default, or upon the breach of any representation, covenant or agreement in this Agreement by any Obligor or the Subordinate Lender, or in the event of the termination of this Agreement, all of the Senior Liabilities shall, without notice or demand, become immediately due and payable at the option of the Agent and the Agent may immediately, without further notice, resort to all of its rights and remedies herein, in any document (including the Loan Agreement and any of the Loan Documents) by and between the Agent or any Lender and any Obligor, or in any in any instrument evidencing any obligation under any such document, at law or in equity. The Agent agrees that it shall proceed, to the extent commercially reasonable, against all the assets of the Obligors before liquidating the Subordinated Note. The Agent shall endeavor to give the Obligors prompt notice of the acceleration of the Senior Liabilities but failure to give such notice shall not affect any action taken by Agent and Agent shall not incur any liability for any failure to deliver such notice.

     E. Miscellaneous.

     1. Remedies Cumulative; No Waiver. The rights, powers and remedies of the Agent and Lenders provided in this Agreement and any of the Loan Documents are cumulative and not exclusive of any right, power or remedy provided by law or equity. No failure or delay on the part of the Agent or any Lender in the exercise of any right, power or remedy shall operate as a waiver thereof, nor shall any single or partial exercise preclude any other or further exercise thereof, or the exercise of any other right, power or remedy.

     2. Notices. Notices and communications under this Agreement shall be in writing and shall be given by (i) hand-delivery, (ii) first class mail (postage prepaid), or (iii) reliable overnight commercial courier (charges prepaid) to the addresses listed in this Agreement. Notice by overnight courier shall be deemed to have been given and received on the date scheduled for delivery. Notice by mail shall be deemed to have been given and received three (3) calendar days after the date first deposited in the United States Mail. Notice by hand-delivery shall be deemed to have been given and received upon delivery. A party may change its address by giving written notice to the other party as specified herein.

     3. Costs and Expenses. Whether or not the transactions contemplated by this Agreement or the Loan Documents are fully consummated, the Obligors shall promptly pay (or reimburse, as the Agent may elect) all costs and expenses which the Agent has incurred or may hereafter incur in connection with the negotiation, preparation, reproduction, interpretation, perfection, protection of collateral, administration and enforcement of this Agreement and the other Loan Documents, the collection of all amounts due under this Agreement and the other Loan Documents, and all amendments, modifications, consents or waivers, if any, to the Loan Documents. The Obligors' reimbursement obligations under this Paragraph shall survive any termination of this Agreement or any other Loan Document and are deemed part of the Senior Liabilities.

     4. Governing Law. This Agreement shall be construed in accordance with and governed by the substantive laws of the State of Connecticut without reference to conflict of laws principles.

     5. Integration; Amendment. This Agreement and the other Loan Documents constitute the sole agreement of the parties with respect to the subject matter hereof and thereof and supersede all oral negotiations and prior writings with respect to the subject matter hereof and thereof. No amendment of this Agreement, and no waiver of any one or more of the provisions hereof shall be effective unless set forth in writing and signed by the parties hereto.

     6. Successors and Assigns. This Agreement (i) shall be binding upon the Subordinate Lender, the Obligors executing this Agreement and the Agent and, where applicable, their respective heirs, executors, administrators, successors and assigns, and (ii) shall inure to the benefit of the Subordinate Lender, the Obligors, the Agent and the Lenders and, where applicable, their respective heirs, executors, administrators, successors and permitted assigns; provided, however, that the Subordinate Lender and the Obligors may not assign their rights or obligations hereunder or any interest herein without the prior written consent of the Agent, and any such assignment or attempted assignment by the Subordinate Lender and/or any of the Obligors shall be void and of no effect with respect to the Agent and the Lenders. The Lenders may from time to time sell or assign, in whole or in part, or grant participations in the Loans and/or the Agreement and/or the obligations evidenced thereby. The Subordinate Lender authorizes the Agent and Lenders to provide information concerning the Subordinate Lender and the Obligors to any prospective purchaser, assignee or participant.

     7. Severability and Consistency. The illegality, unenforceability or inconsistency of any provision of this Agreement or any instrument or agreement required hereunder shall not in any way affect or impair the legality, enforceability or consistency of the remaining provisions of this Agreement or any instrument or agreement required hereunder. The Loan Documents and this Agreement are intended to be consistent. However, in the event of any inconsistencies between and/or among this Agreement and any of the Loan Documents, such inconsistency shall not affect the validity or enforceability of this Agreement or any of the Loan Documents. In the event of any inconsistency or ambiguity in this Agreement or any of the Loan Documents, this Agreement and the Loan Documents shall not be construed against any one party but shall be interpreted consistent with the Agent's policies and procedures.

     8. Consent to Jurisdiction and Service of Process. The Subordinate Lender irrevocably appoints Ross Rapaport, c/o Pepe & Hazard, 30 Jeliff Lane, Southport, CT 06490-1436 as its attorney upon whom may be served any notice, process or pleading in any action or proceeding against it arising out of or in connection with this Agreement. If service of process cannot be delivered to the Subordinate Lender as specified by statute, the Subordinate Lender agrees that, with court approval, it may be served by regular or certified mail at the address set forth herein. The Subordinate Lender hereby consents and agrees that
(i) any action or proceeding against it may be commenced and maintained in any court within the State of Connecticut or in the United States District Court for the District of Connecticut by service of process on Ross Rapaport and (ii) the courts of the State of Connecticut and the United States District Court for the District of Connecticut shall have jurisdiction with respect to the subject matter hereof and the person of the Subordinate Lender and the Subordinated Liabilities. The Subordinate Lender agrees that any action brought by the Subordinate Lender on account of this Agreement shall be commenced and maintained only in a court in the federal judicial district or county in which the Agent has its principal place of business in Connecticut.

     9. Prejudgment Remedies. The Subordinate Lender hereby acknowledges that the transactions contemplated herein constitute commercial transactions. Pursuant to Section 52-278f of the Connecticut General Statutes, the Subordinate Lender hereby waives and relinquishes all rights to notice and hearing as provided in Sections 52-278a through 52-278g of said Connecticut General Statutes prior to the securing of any prejudgment remedy against the Subordinate Lender in connection with the Liabilities or any of the instruments or documents executed in connection herewith.

     10. Provisions Solely for the Benefit of the Lenders and Agent. The provisions of this Agreement are solely to define the relative rights and obligations of the Lenders and Agent and the Subordinate Lender, and no other person or entity, including, without limitation, any of the Obligors, shall have any rights hereunder or as a result of the provisions hereof.

     11. Agent for Subordinate Lender. The Subordinate Lender's Agent hereby agrees to be bound by the terms and provisions of this Agreement and agrees not to make any payment or distribution or to otherwise take any action which is contrary to the provisions of this Agreement.

     12. Judicial Proceedings; Waivers. THE SUBORDINATE LENDER AND THE AGENT ACKNOWLEDGE AND AGREE THAT (i) ANY SUIT, ACTION OR PROCEEDING, WHETHER CLAIM OR COUNTERCLAIM, BROUGHT OR INSTITUTED BY THE AGENT, THE SUBORDINATE LENDER OR ANY SUCCESSOR OR ASSIGN OF THE AGENT OR THE SUBORDINATE LENDER, ON OR WITH RESPECT TO THIS AGREEMENT OR ANY OTHER LOAN DOCUMENT OR THE DEALINGS OF THE PARTIES WITH RESPECT HERETO, OR THERETO, SHALL BE TRIED ONLY BY A COURT AND NOT BY A JURY AND EACH PARTY WAIVES THE RIGHT TO TRIAL BY JURY; (ii) EACH WAIVES ANY RIGHT IT MAY HAVE TO CLAIM OR RECOVER, IN ANY SUCH SUIT, ACTION OR PROCEEDING, ANY SPECIAL, EXEMPLARY, PUNITIVE OR CONSEQUENTIAL DAMAGES OR ANY DAMAGES OTHER THAN, OR IN ADDITION TO, ACTUAL DAMAGES; AND (iii) THIS SECTION IS A SPECIFIC AND MATERIAL ASPECT OF THIS AGREEMENT AND THE LENDERS WOULD NOT EXTEND CREDIT IF THE WAIVERS SET FORTH IN THIS SECTION WERE NOT A PART OF THIS AGREEMENT.

     13. Counterparts. This Agreement may be executed and delivered in any number of counterparts each of which shall constitute an original, but all of which taken together shall constitute but one and the same agreement. Delivery of an executed signature page to this Agreement by facsimile transmission shall be effective as delivery of a manually signed counterpart of this Agreement.

     IN WITNESS WHEREOF, the Subordinate Lender has executed and delivered to the Agent this Agreement, as of the day and year first above written.

WITNESSED BY:



-------------------------                 -------------------------------
                                          John B. Baker
                                          Address: 1050 Buckingham Street
                                                   Watertown, CT 06795
-------------------------



-------------------------                 -------------------------------------
                                          Ross S. Rapaport, not individually but
                                          as Trustee of the Peter K. Baker Life
                                          Insurance Trust, The John B. Baker
                                          Insurance Trust and u/t/a dated
                                          December 16, 1991 f/b/o Joan Baker
                                          et. al., as agent for the Subordinate
                                          Lender
                                          Address: 1050 Buckingham Street
                                                   Watertown, CT 06795



                                          WEBSTER BANK, as Agent


--------------------------                By:______________________
                                             Richard A. O'Brien
                                             Its Senior Vice President
--------------------------                   Address: 145 Bank Street
                                             Waterbury, CT 06702

STATE OF _____________)
                      ) ss: __________                         __________, 2003
COUNTY OF ____________)

Personally appeared John B. Baker, signer and sealer of the foregoing instrument and acknowledged the same to be his free act and deed, before me.


                                              Commissioner of the Superior Court
                                              Notary Public
                                              My Commission expires:
                                                                   -------------



STATE OF _____________)
                      ) ss: __________                          _________, 2003
COUNTY OF ____________)

Personally appeared Ross S. Rapaport, not individually but as Trustee of the Peter K. Baker Life Insurance Trust, the John B. Baker Insurance Trust and U/T/A dated December 16, 1991 F/B/O Joan Baker et. al, as agent for the Subordinate Lender, signer and sealer of the foregoing instrument and acknowledged the same to be his free act and deed as Trustee and agent, before me.

                                              ---------------------------------
                                              Commissioner of the Superior Court
                                              Notary Public
                                              My Commission expires:
                                                                    ------------



STATE OF CONNECTICUT_______)
                           ) ss: Hartford                        March __, 2003
COUNTY OF HARTFORD_________)

Personally appeared Richard A. O'Brien, Senior Vice President of Webster Bank, as Agent, signer and sealer of the foregoing instrument and acknowledged the same to be his free act and deed as such officer and the free act and deed of Webster Bank, as Agent, before me.

                                             ----------------------------------
                                             Commissioner of the Superior Court
                                             Notary Public
                                             My Commission expires:
                                                                   ------------

The Obligors signing below hereby acknowledge receipt of a copy of the foregoing Agreement, waive notice of acceptance thereof by the Agent and Lenders, and agree to be bound by the terms and provisions thereof. The Obligors signing below further agree to make no payments or distributions, or grant any security interest, contrary to the terms and provisions of this Agreement and to do every other act and thing necessary or appropriate to carry out such terms and provisions. Upon the occurrence of any Event of Default, or upon the breach of any representation, covenant or agreement in this Agreement by any of the Obligors or the Subordinated Lender, or in the event of the termination of this Agreement, all of the Senior Liabilities shall, without notice or demand, become immediately due and payable at the option of the Agent and the Agent and Lenders may immediately, without further notice, resort to all of its rights and remedies herein, in any document (including the Loan Agreement and any of the Loan Documents) by and between the Agent or any Lender and any Obligor, or in any in any instrument evidencing any obligation under any such document, at law or in equity.

Dated: As of the ___ day of March, 2003

                                          VERMONT PURE HOLDINGS, LTD.

                                          By:______________________
                                             Name:     Timothy G. Fallon
                                             Title:    Chief Executive Officer
                                             Address:  Catamount Industrial Park
                                                       Route 66
                                                       Randolph, VT 05060

                                          CRYSTAL ROCK SPRING WATER COMPANY

                                          By:______________________
                                             Name:     Timothy G. Fallon
                                             Title:    Chief Executive Officer
                                             Address:  1050 Buckingham Street
                                                       Watertown, CT 06795

                                          VERMONT PURE SPRINGS, INC.

                                          By:______________________
                                             Name:     Timothy G. Fallon
                                             Title:    Chief Executive Officer
                                             Address:  Catamount Industrial Park
                                                       Route 66
                                                       Randolph, VT 05060

                                   SCHEDULE A

                                 Bank Collateral

"Collateral" means Receivables, Inventory, Equipment, Patents, Trademarks, Investment Property, Additional Collateral, and the Premises, but excluding personal property subject to a purchase money lien permitted by Section 6.1 of the Loan Agreement to the extent the terms of such purchase money lien prohibit further liens or encumbrances.

"Additional Collateral" means (i) all General Intangibles, including Payment Intangibles and Software and all Supporting Obligations related thereto, (as such terms are defined in the Uniform Commercial Code as in effect in Connecticut from time to time) of every kind and description of the Obligors, including without limitation federal, state and local tax refund claims of all kinds, whether now existing or hereafter arising; (ii) all of Obligors' Deposit Accounts, Letter of Credit Rights and all Supporting Obligations related thereto (as such terms are defined in the Uniform Commercial Code as in effect in Connecticut from time to time), whether now owned or hereafter created, wherever located, together with the rights to withdraw from said Deposit Accounts and make deposits to the same and the right to draw under Letters of Credit; (iii) all monies, securities, instruments, cash and other property of Obligors and the proceeds thereof, now or hereafter held or received by, or in transit to, any Lender from or for Obligors, whether for safekeeping, pledge, custody, transmission, collection or otherwise, and all of Obligors' deposits (general or special, balances, sums, proceeds and credits of Obligors with any Lender at any time existing); (iv) all interests in real property held or owned by Obligors, including all leasehold interests; (v) all rights under contracts and license agreements for water; (vi) all books, records, customer lists, ledger cards, computer programs, computer tapes, disks, printouts and records, and other property and general intangibles at any time evidencing or relating to any of the foregoing, whether now in existence or hereafter created; (vii) all other personal property and fixtures of the Obligors, whether now existing or hereafter arising or created; and all proceeds of the foregoing and all proceeds of any insurance on the foregoing.

"Equipment" means all Equipment, Farm Products and Fixtures (as such terms are defined in the Uniform Commercial Code as in effect in Connecticut on the date of this Agreement), including all machinery, equipment, furniture, fixtures, tools, parts, supplies and motor vehicles, now owned and hereafter acquired, by Obligors of whatsoever name, nature, kind or description, wherever located, and all additions and accessions thereto and replacements or substitutions therefor, and all proceeds thereof and aFll proceeds of any insurance thereon.

"Inventory" means all Inventory and Goods and all Supporting Obligations related thereto (as such terms are defined in the Uniform Commercial Code as in effect in Connecticut from time to time) of whatsoever name, nature, kind or description now owned and hereafter acquired by Obligors, wherever located, including without limitation all contract rights with respect thereto and documents representing the same, all goods held for sale or lease or to be furnished under contracts of service, finished goods, raw materials, materials used or consumed by Obligors, parts, supplies, and all wrapping, packaging, advertising and shipping materials and any documents relating thereto, and all labels and other devices, names and marks affixed or to be affixed thereto for purposes of selling or of identifying the same or the seller or manufacturer thereof, and all right, title and interest of Obligors therein and thereto, and all proceeds of the foregoing and all proceeds of any insurance on the foregoing.

"Investment Property" means all investment property (as such term is defined in the Uniform Commercial Code as adopted in Connecticut from time to time) of whatever type or nature now owned or hereafter acquired by the Obligors, including without limitation, all certificated securities, all uncertificated securities, all security entitlements, all security accounts, all commodity contracts, all commodity accounts and all financial assets of every type and nature and all rights thereto or therein, and all financial accounts of every type and nature and all rights thereto or therein, and all Supporting Obligations (as such term is defined in the Uniform Commercial Code as adopted in Connecticut from time to time) related thereto and all proceeds and products thereof, including without limitation, all insurance proceeds and fidelity bond proceeds related thereto.

"Patents" means all of Obligors' right, title and interest, present and future, in and to (a) all letters patent of the United States or any other country, all right, title and interest therein and thereto, and all registrations and recordings thereof, including without limitation applications, registrations and recordings in the United States Patent and Trademark Office or in any similar office or agency of the United States or any state thereof or any other country or any political subdivision thereof, all whether now owned or hereafter acquired by Obligors; and (b) all reissues, continuations, continuations-in-part or extensions thereof and all licenses thereof; and all proceeds of the foregoing and all proceeds of any insurance on the foregoing.

"Premises" means the following real property owned by Obligors:

         Route 66 Factory, Randolph, VT
         Chase Road, Randolph, VT
         North Randolph Road, Randolph, VT
         Alice E. LaFrance, Route 66, Randolph, VT (approximately 5 acres) Gary LaFrance, Route 66, Randolph, VT (approximately 20 acres)

"Receivables" means (i) all of Obligors' now owned and hereafter acquired, present and future, Accounts, Chattel Paper, Documents, Instruments and Supporting Obligations related thereto, (as such terms are defined in the Uniform Commercial Code as in effect in Connecticut from time to time) and contract rights, including without limitation all obligations to Obligors for the payment of money, whether arising out of Obligors' sale of goods or rendition of services or otherwise (all hereinafter called "Accounts") and all proceeds of the foregoing and all proceeds of any insurance on the foregoing;
(ii) all of Obligors' rights, remedies, security and liens, in, to and in respect of the Accounts, present and future, including without limitation, rights of stoppage in transit, replevin, repossession and reclamation and other rights and remedies of an unpaid vendor, lienor or secured party, guaranties or other contracts of suretyship with respect to the Accounts, deposits or other security for the obligation of any debtor or obligor in any way obligated on or in connection with any Accounts, and credit and other insurance, and all proceeds of the foregoing and all proceeds of any insurance on the foregoing; and (iii) all of Obligors' right, title and interest, present and future, in, to and in respect of all goods relating to, or which by sale have resulted in, Accounts, including without limitation all goods described in invoices or other documents or instruments with respect to, or otherwise representing or evidencing any Accounts, and all returned, reclaimed or repossessed goods, and all proceeds of the foregoing and all proceeds of any insurance on the foregoing.

"Trademarks" means all of Obligors' right, title and interest, present and future, in and to (i) all trademarks, trade names, trade styles, service marks, prints and labels on which said trademarks, trade names, trade styles and service marks have appeared or appear, designs and general intangibles of like nature, now existing or hereafter adopted or acquired, all right, title and interest therein and thereto, and all registrations and recordings thereof, including without limitation applications, registrations and recordings in the United States Patent and Trademark Office or in any similar office or agency of the United States, any State thereof, or any other country or any political subdivision thereof, all whether now owned or hereafter acquired by Obligors;
(ii) all reissues,  extensions or renewals thereof and all licenses thereof; and
(iii) the goodwill of the business symbolized by each of the Trademarks, and all customer lists and other records of Obligors relating to the distribution of products bearing the Trademarks; and all proceeds of the foregoing and all proceeds of any insurance on the foregoing.

                                   SCHEDULE B

                         Subordinated Lender Collateral


     The following property, whether now existing or subsequently acquired, and all additions, substitutions, accessions, replacements, proceeds, and products thereof or thereto: all tangible and intangible assets and properties of each of Vermont Pure Holdings, Ltd., a Delaware corporation formerly named "VP Merger Parent, Inc.", Vermont Pure Springs, Inc., a Delaware corporation, Platinum Acquisition Corp., f/k/a Vermont Pure Holdings (each a "Company"), including without limitation all furniture, fixtures, equipment, raw materials, inventory, other goods, accounts, contract rights, rights to the payment of money, insurance refund claims and all other insurance claims and proceeds, tort claims, chattel paper, documents, instruments, securities and other investment property, deposit accounts, rights to proceeds of letters of credit and all general intangibles including, without limitation, all tax refund claims, license fees, patents, patent applications, trademarks, trademark applications, trade names, copyrights, copyright applications, rights to sue and recover for past infringement of patents, trademarks and copyrights, computer programs, computer software, engineering drawings, service marks, customer lists, goodwill, and all licenses, permits, agreements of any kind or nature pursuant to which any Company possesses, uses or has authority to possess or use property (whether tangible or intangible) of others or others possess, use or have authority to possess or use property (whether tangible or intangible) of such Company, and all recorded data of any kind or nature, regardless of the medium of recording including, without limitation, all software, writings, plans, specifications and schematics (each of which terms has the meaning ascribed to in the Uniform Commercial Code, as in effect in the State of Connecticut) (collectively, the "Collateral"); provided that notwithstanding the foregoing, such grant of security interest shall not extend to, and the term "Collateral" shall not include any cash and cash equivalents at any time owned by any Company.

                                                                   Exhibit 10.22

                       SUBORDINATION AND PLEDGE AGREEMENT

                                                                  March 5, 2003

WHEREAS, VERMONT PURE HOLDINGS, LTD., a Delaware corporation with a principal executive office at Catamount Industrial Park, Route 66, Randolph, Vermont 05060 ("Holdings"), CRYSTAL ROCK SPRING WATER COMPANY, a Connecticut corporation with an office at 1050 Buckingham Street, Watertown, Connecticut 06795 ("Crystal Rock"), and VERMONT PURE SPRINGS, INC., a Delaware corporation with an office at Catamount Industrial Park, Route 66, Randolph, Vermont 05060 ("VPS", and collectively with Holdings and Crystal Rock, the "Obligors ") are now indebted to PETER K. BAKER (the "Subordinate Lender") and may from time to time hereafter become indebted to the Subordinate Lender in further amounts; and

WHEREAS, Ross S. Rapaport, not individually but as Trustee of the Peter K. Baker Life Insurance Trust, The John B. Baker Insurance Trust and u/t/a dated December 16, 1991 f/b/o Joan Baker et. al. is acting as agent (the "Subordinate Lender's Agent") for Subordinate Lender pursuant to certain of the Subordinated Loan Documents; and

WHEREAS, the Obligors have requested, and may from time to time hereafter request, the lenders under that certain Loan and Security Agreement dated as of the 5th day of March, 2003, as the same may be amended from time to time, by and among the Obligors, each of the lenders which is a signatory thereto (individually, together with its successors and assigns, a "Lender" and collectively, the "Lenders") and Webster Bank, as agent (in such capacity, together with its successors and assigns in such capacity, the "Agent" ) to make or agree to make loans, extensions of credit or other financial accommodations to the Obligors (the "Loans"); and

WHEREAS, the Lenders, as a condition to the making or continuation of the Loans, has required the Subordinate Lender to execute and deliver this Subordination and Pledge Agreement (together with all schedules and any exhibits attached hereto and amendments or modifications hereto in effect from time to time, the "Agreement").

NOW, THEREFORE, in order to induce the Lenders to make, or continue to make the Loans and in consideration thereof, the Subordinate Lender agrees as follows:

A. Definitions. As used herein, the following terms shall have the following meanings:

     1. Affiliate. The term "Affiliate" means any of each of the Lenders direct and indirect affiliates and subsidiaries.

     2. Bank Collateral. The term "Bank Collateral" means the personal property of the Obligors described in Schedule A and any other real or personal property of any of the Obligors in which the Agent, any Lender or an Affiliate may hereafter be granted a security interest, mortgage interest or other similar interest.

     3. Collection Action. The term "Collection Action" means to (i) exercise or enforce any rights or remedies or assert any claims against the Bank Collateral or Subordinated Lenders' Collateral; (ii) make any claim or commence or initiate any action, lawsuit, case or proceeding against any of the Obligors or join together or with any creditor other than, with its consent, the Agent in any action, lawsuit, case or proceeding against the Obligors (including, but not being limited to, proceedings under the Bankruptcy Code); (iii) contact any account of any of the Obligors or attach or take possession of any Bank Collateral or Subordinated Lenders' Collateral or exercise any right of foreclosure or any right or remedy with respect to any of the Obligors or the Bank Collateral or Subordinated Lenders' Collateral; or (iv) take any other action prejudicial to or inconsistent with the Lenders' and Agent's rights and first priority secured position with respect to the Obligors or the Bank Collateral, including, without limitation, any action that will impede, interfere with, restrict, or restrain the exercise by the Agent or any of the Lenders of their rights and remedies under the Loan Documents or contest in any manner the perfection, priority or validity of any lien held by the Agent in any of the Bank Collateral.

     4. Event of Default. The term "Event of Default" shall mean an Event of Default under the Loan Agreement beyond any applicable grace and cure period.

     5. Financial Covenant Default. The term "Financial Covenant Default" shall mean an Event of Default which results solely from the violation of any now existing or hereafter arising financial covenant contained in the Loan Agreement, including, by way of illustration, those specific financial covenants set forth in Sections 6.16, 6.17, 6.18, 6.19, and 6.20 of the Loan Agreement and any supplement, addition, modification or amendment to those specific financial covenants.

     6. Liabilities. The term "Liabilities" means any and all obligations and indebtedness of every kind and description, now or hereafter existing, whether such debts or obligations are primary or secondary, direct or indirect, absolute or contingent, sole, joint or several, secured or unsecured, due or to become due, contractual or tortious, arising by operation of law, by overdraft, or otherwise, including, without limitation, principal, interest, fees, late fees, expenses, attorneys' fees and costs, and/or allocated fees and costs of the Agent's in-house legal counsel, that have been or may hereafter be contracted or incurred.

     7. Loan Agreement. The term "Loan Agreement" means that certain Loan and Security Agreement among the Obligors, the Lenders and Agent dated the date hereof, and any subsequent supplement, modification, renewal, extension or amendment thereto.

     8. Loan Documents. The term "Loan Documents" means the Loan Agreement and all other credit accommodations, notes, loan agreements, and any other agreements and documents, now or hereafter existing, creating, evidencing, guarantying, securing or relating to any or all of the Senior Liabilities, together with all amendments, modifications, renewals, or extensions thereof.

     9. Non-Covenant Default. The term "Non-Covenant Default" means an Event of Default other than a Financial Covenant Default.

     10. Obligor. The term "Obligor" means the Holdings, Crystal Rock, VPS and each and every other maker, endorser, guarantor, or surety of or for the Senior Liabilities.

     11. Senior Liabilities. The term "Senior Liabilities" means all Liabilities of the Obligors to any of the Lenders, the Agent and/or to any of the Affiliates including, without limitation, any and all interest accruing on Senior Liabilities after the commencement of any proceedings referred to in paragraph
B.5. hereof, notwithstanding any provision or rule of law which might restrict the rights of the Lenders or Agent, as against the Obligors and/or anyone else, to collect such interest. For purposes of this Agreement, Senior Liabilities shall include all Liabilities of the Obligors to the Lenders and the Agent, notwithstanding any right or power of any of the Obligors and/or anyone else to assert any claim or defense as to the invalidity or unenforceability of any such Senior Liabilities.

     12. Subordinated Lenders' Collateral. The term "Subordinated Lenders' Collateral" means the personal property of the Obligors more fully described in Schedule B attached hereto.

     13. Subordinated Lending Group. The term "Subordinated Lending Group" means Henry E. Baker, Joan A. Baker, John B. Baker, Peter K. Baker, and Ross S. Rappaport, not individually, but as Trustee of the Peter K. Baker Life Insurance Trust, the John B. Baker Insurance Trust and u/t/a dated December 16, 1991 f/b/o Joan Baker et. al., each as holder of an Amended and Restated Subordinated
Promissory Note of Holdings dated the date hereof, as such Subordinated Promissory Notes may be amended, restated or replaced from time to time, and any successor holders of such Subordinated Promissory Notes.

     14. Subordinated Liabilities. The term "Subordinated Liabilities" means all Liabilities of the Obligors to the Subordinate Lender, including, without limitation, all payments of principal and interest pursuant to that Amended and Restated Subordinated Promissory Note dated the date hereof from Holdings payable to the order of the Subordinated Lender in the original principal amount of $5,200,000.00 (the "Subordinated Note") and that Guaranty dated October 5, 2000 as amended by amendment dated the date hereof from Platinum and VPS to Subordinate Lender guarantying payments due under the Subordinated Note (the "Subordinate Guaranty") but specifically excluding therefrom compensation from the Obligors to the Subordinate Lender presently contemplated pursuant to the existing employment agreement between any of the Obligors and the Subordinate Lender, as the compensation clauses thereof may be amended from time to time with the consent of the Agent, the normal reimbursement of expenses in the ordinary course of business and indemnification of claims arising solely from the Subordinate Lender's actions as an officer or director of any of the Obligors.

     15. Subordinated Loan Documents. The term "Subordinated Loan Documents" means all credit accommodations, notes, loan agreements and any other agreements and documents, now or hereafter existing, creating, evidencing, guarantying, securing or relating to any or all of the Subordinated Liabilities, together with all amendments, modifications, renewals or extensions thereof.

B.      Subordination and Pledge.

     1. Subordination to Senior Liabilities.

     (a) Except as hereinafter expressly set forth in this Agreement or as the Agent and Lenders may hereafter otherwise expressly consent in writing, the payment of all Subordinated Liabilities shall be postponed and subordinated to the indefeasible payment in full of all Senior Liabilities, and no payments or other distributions whatsoever, including, without limitation, payments of interest in respect of any Subordinated Liabilities shall be made, nor shall any property or assets of the Borrower or other Obligor be applied to the purchase or other acquisition or retirement of any Subordinated Liabilities, nor given as collateral security to secure repayment of same.

     (b) Notwithstanding the provisions in paragraph B.1(a) above, and subject to the other terms of this Agreement, the Subordinate Lender may be granted a security interest in the Subordinated Lenders' Collateral to secure the payments of principal and interest and other amounts due pursuant to the Subordinated Note.

     (c) Notwithstanding the provisions of paragraph B.1(a) above, so long as no Event of Default exists and is continuing, and so long as no event exists and is continuing which, with the giving of notice or the passage of time or both, would constitute an Event of Default, the Obligors may make regularly scheduled quarterly payments of interest under the Subordinated Note, at a rate not in excess of twelve per cent (12%) per annum, and past due regularly scheduled quarterly payments of interest under the Subordinated Note which were not paid when scheduled to be paid because of the terms of this Agreement, including interest at a rate not in excess of twelve per cent (12%) per annum on such past due amounts, but only to the extent that the making of such payments would not result in a Financial Covenant Default.

     (d) Notwithstanding the provisions in paragraph B.1(a) above, so long as no Event of Default exists and is continuing, and so long as no event exists and is continuing which, with the giving of notice or the passage of time or both, would constitute an Event of Default, and provided that all the conditions in the Loan and Security Agreement with respect to a request under the Acquisition/Capital Asset Line of Credit (as defined in the Loan and Security Agreement) for an advance to pay Subordinated Debt (as defined in the Loan and Security Agreement) owed to the Subordinated Lending Group have been satisfied, the Obligors may make principal payments on the Subordinated Debt (as defined in the Loan and Security Agreement) to members of the Subordinated Lending Group which in the aggregate do not exceed $5,000,000.

     2. Pledge of Subordinated Loan Documents. In order to secure the due and punctual payment and performance of the Senior Liabilities, the Subordinate Lender hereby pledges, transfers, assigns, and grants to the Agent a continuing security interest in and lien upon the Subordinated Loan Documents. The Subordinate Lender has endorsed and delivered to the Agent physical possession of any of the Subordinated Loan Documents which are instruments, including the Subordinated Note and has executed Uniform Commercial Code financing statements and such other documents and/or instruments as may be necessary or convenient to perfect the security interests granted herein. Agent shall hold the Subordinated Note and any other Subordinated Loan Documents which are instruments delivered to the Agent as security for the due and punctual payment and performance of the Senior Liabilities and notwithstanding the possession of the Subordinated Note or such other Subordinated Loan Documents by the Agent, the Subordinate Lender shall be entitled to receive payments thereunder to the extent expressly permitted by the terms of this Agreement. Upon payment in full of the Senior Liabilities, the Agent will deliver to the Subordinate Lender in care of Peter
K. Baker the Subordinated Note and any other Subordinated Loan Documents in its possession.

     3. Subordination of Security Interest of Subordinated Liabilities. Any security interest now or hereafter held by the Subordinate Lender and granted by any of the Obligors to secure any of the Subordinated Liabilities, including the security interest described in paragraph B.1(b), is hereby immediately made subordinate, junior and postponed in priority and effect to the priority and effect of the security interest purported to be created by any of the Loan
Documents, as if (and whether or not) the Agent's or any Lender's security interest had been perfected by possession, by timely filing of financing statements, or by any other means prior to the time the security interest with respect to the Subordinated Liabilities is perfected, and prior to the filing of any financing statements in connection with the Subordinated Liabilities. The Subordinate Lender agrees to execute and deliver to the Agent all instruments, including, without limitation, Forms UCC-3, subordinations of lien, and subordinations of mortgage which, in the reasonable opinion of the Agent, are necessary or convenient to effectuate the purposes of this paragraph and this Agreement.

     4. Further Assurances of Pledge of Subordinated Liabilities. The Subordinate Lender will (i) promptly notify the Agent of the creation of any Subordinated Liabilities and of the issuance of any promissory note or other instrument to evidence any Subordinated Liabilities; (ii) cause any Subordinated Liabilities which are not already evidenced by a promissory note or other instrument of the Obligors to be so evidenced; (iii) as collateral security for the Senior Liabilities, endorse, deliver and pledge to the Agent any and all promissory notes and/or other instruments evidencing Subordinated Liabilities, and otherwise assign and/or pledge to the Agent any or all Subordinated Liabilities and the Subordinated Loan Documents, all in a manner satisfactory to the Agent in its sole discretion, and (iv) promptly give the Agent written notice of any default by any Obligor under the Subordinated Note or any agreement securing Obligors' obligations under any of the other Subordinated Loan Documents.

Further Assurances of Agent. Agent will endeavor to deliver to the Subordinate Lender in care of Peter K. Baker prompt notice of any Event of Default or Financial Covenant Default under the Loan Agreement or any of the other Loan Documents of which the Agent becomes aware but the failure of the Agent to promptly deliver any such notice will not affect any of the rights or obligations of the parties under this Agreement.

     5. Rights of Agent to Collect Subordinated Liabilities. In the event of, and commencing with the date thereof, any dissolution, winding up, liquidation, reorganization or other similar proceedings relating to any Obligor or to any of their creditors, or to any of their property (whether voluntary or involuntary, partial or complete, and whether in bankruptcy, insolvency or receivership, or upon an assignment for the benefit of creditors, or any other marshalling of the assets and liabilities of any Obligor, or any sale of all or substantially all of the assets of any Obligor, or otherwise), the Senior Liabilities shall first be paid in full before the Subordinate Lender shall be entitled to receive and/or to retain any payment or distribution in respect of the Subordinated Liabilities; provided that the Subordinate Lender shall be entitled to receive and retain any securities issued in connection with reorganization proceedings which are junior in right of repayment to the Senior Liabilities to the extent set forth herein, are treated as Subordinated Liabilities hereunder and are subject to all the provisions of this Agreement, and, in order to implement the foregoing (i) all payments and distributions of any kind or character in respect of the Subordinated Liabilities to which any of the Subordinate Lender would be entitled but for the provisions of this Agreement (other than such junior securities) will be made directly to the Agent; (ii) the Subordinate Lender shall promptly file a claim or claims, in the form required in such proceedings, for the full outstanding amount of the Subordinated Liabilities, and shall cause said claim or claims to be approved and all payments and other distributions in respect thereof (other than such junior securities) to be made directly to the Agent; (iii) the Subordinate Lender hereby irrevocably agrees that the Agent may, in its sole discretion, in the name of the Subordinate Lender or otherwise, demand, sue for, collect, receive, and receipt for any and all such payments or distributions, and file, prove, and vote or consent in any such proceedings with respect to, any and all claims of the Subordinate Lender relating to the Subordinated Liabilities; and (iv) the Subordinate Lender hereby ratifies all of the foregoing acts or omissions on the Agent's part or behalf and waives any claim, counterclaim or defense of the Subordinate Lender which may be alleged to arise from such acts or omissions.

     6. Protection of Agent's Rights in Subordinated Liabilities. In the event that the Subordinate Lender receives any payment or other distribution of any kind or character from any Obligor or any other source whatsoever in respect of any of the Subordinated Liabilities, other than as expressly permitted by the terms of this Agreement, such payment or other distribution shall be received in trust for the Lenders and the Agent and promptly turned over by the Subordinate Lender to the Agent. The Subordinate Lender will mark its books and records, and cause the Obligors to mark their books and records, so as to clearly indicate that the Subordinated Liabilities are subordinated in accordance with the terms of this Agreement, and will cause to be clearly inserted in any promissory note or other instrument which at any time evidences any of the Subordinated Liabilities a statement to the effect that the payment thereof is subordinated in accordance with the terms of this Agreement. The Subordinate Lender will execute such further documents and instruments and take such further action as the Agent may from time to time reasonably request to carry out the intent of this Agreement. The Subordinate Lender hereby irrevocably appoints the Agent its attorney in fact, said appointment being coupled with an interest, to execute such further documents and instruments and take such further action on behalf of the Subordinate Lender as the Agent may from time to time deem reasonable to carry out the intent of this Agreement, including, without limitation, the actions set forth in paragraph B.4. hereof.

     7. Treatment of Payment of Subordinated Liabilities. All payments and distributions received by the Agent or any Lender in respect of the Subordinated Liabilities, to the extent received in or converted into cash, may be applied by the Agent and Lenders first to the payment of any and all expenses (including attorneys' fees and disbursements and the allocated fees, expenses and cost of in-house counsel) paid or incurred by the Agent in enforcing this Agreement or in endeavoring to collect or realize upon any of the Subordinated Liabilities, and any balance thereof shall, solely as between the Subordinate Lender and the Lenders and Agent, be applied by the Agent, in such order of application as the Agent may from time to time select, toward the payment of any of the Senior
Liabilities remaining unpaid. As between the Obligors and any of their creditors, no such payments or distributions of any kind or character shall be deemed to be payments or distributions in respect of the Senior Liabilities; and, notwithstanding any such payments or distributions received by the Agent or any Lender in respect of the Subordinated Liabilities and so applied by the Agent and Lenders toward the payment of the Senior Liabilities, the Subordinate Lender shall be subrogated to the then existing rights of the Agent and Lenders, if any, in respect of the Senior Liabilities, only at such time as the Lenders and Agent shall have received indefeasible payment of the full amount of the Senior Liabilities.

     8. Waivers. The Subordinate Lender hereby waives (i) any and all notice of the receipt and acceptance by the Agent or any Lender of this Agreement; (ii) except as set forth in paragraph B.4, notice of the existence, incurrence, or non-payment of all or any of the Senior Liabilities; (iii) all diligence in collection or protection of or realization upon any of the Senior Liabilities or any security therefor; and (iv) any obligation with respect to the marshalling of assets by the Agent or any Lender.

     9. Prohibition on Changes in Subordinated Liabilities.

     (a) Except as herein set forth in paragraph B.9(b), the Subordinate Lender will not without the prior written consent of the Agent (i) cancel, waive, forgive, amend, modify, transfer or assign, or attempt to enforce or collect, or subordinate to any Liabilities other than the Senior Liabilities, any Subordinated Liabilities or any rights in respect thereof; (ii) convert any Subordinated Liabilities into stock or other securities in any of the Obligors;
(iii) take any Collection Action; (iv) commence, or join with any other creditor in commencing, any bankruptcy, reorganization or insolvency proceedings with respect to any of the Obligors, or (v) take any other action prejudicial to or inconsistent with the Agent's and Lenders' rights and first priority secured position with respect to the Obligors, the Bank Collateral and collateral for the Senior Liabilities.

     (b) Notwithstanding the provisions of paragraph B.9(a), if any default has occurred under any of the Subordinated Loan Documents and such default has continued in existence for a period of one hundred eighty (180) consecutive days after the Subordinated Lenders have provided written notice of the existence of such default to the Agent (the "Standstill Period"), the Subordinated Lender may proceed to take legal action against the Obligors for the sole purpose of obtaining a judgment against the Obligors; provided, however, at no time either before or after the expiration of the Standstill Period, may any Subordinated Lender take any action or Collection Action to enforce a security interest in, liquidate or otherwise receive payment from any collateral for the Senior Liabilities, including the Bank Collateral or Subordinated Lenders' Collateral, unless and until the Lenders and Agent have been indefeasibly paid in full for all Senior Liabilities.

     10. Continuing Agreement. This Agreement shall in all respects be a continuing agreement and shall remain in full force and effect notwithstanding, without limitation, the death, incompetency or dissolution of the Subordinate Lender or that at any time or from time to time all Senior Liabilities may have been paid in full if any of the Loan Documents have not been terminated.

     11. Permitted Changes in Senior Liabilities. The Agent or any Lender may, from time to time, whether before or after any discontinuance of this Agreement, at its sole discretion and without notice to the Subordinate Lender, take any or all of the following actions: (i) retain or obtain a security interest in any property to secure any of the Senior Liabilities; (ii) retain or obtain the primary or secondary obligation of any other Obligor or Obligors with respect to any of the Senior Liabilities; (iii) extend, renew (whether or not longer than the original period), alter or exchange any of the Senior Liabilities; (iv) release or compromise any obligation of any nature of any Obligor with respect to any of the Senior Liabilities; and, (v) release its security interest or lien in, allows its security interest or lien to be unperfected, surrender, release or permit any substitution or exchange for, all or any part of any property securing any of the Senior Liabilities, or extend or renew for one or more periods (whether or not longer than the original period) or release, compromise, alter or exchange any obligations of any nature of any Obligor with respect to any such property.

     12.   Disposition  of  Assets.   The  Subordinate  Lender  agree  that  any
disposition by the Agent or any Lender of any collateral for the Senior Liabilities, whether by collection, sale, or other manner of liquidation, after an Event of Default under the Loan Documents, if conducted in a commercially reasonable manner, may not be challenged or contested by the Subordinate Lender on the grounds of commercial unreasonableness. The Subordinate Lender agrees that the Agent and Lenders may use such means of collection and exercise such diligence with respect thereto as the Agent or such Lender, in its sole discretion, deems appropriate under the circumstances and may enter into such compromise with and give such releases and acquittances to account debtors or other obligors of the Obligors' receivables as it determines in its sole discretion, without obtaining the agreement or concurrence of or giving notice to the Subordinate Lender and the Subordinate Lender hereby waive all right to require that its agreement or consent be obtained or that it be given notice. The Subordinate Lender further agrees that it will release its security interest on any collateral (including the Subordinated Lenders' Collateral) for the Senior Liabilities upon the sale or other disposition thereof at the request of the Agent, whether or not any proceeds therefrom will pay any of the Subordinated Liabilities.

     C. Representations and Warranties. The Subordinate Lender hereby represents and warrants that (i) the Subordinate Lender has the necessary power and capacity to make and perform this Agreement and such making and performance have been duly authorized by all necessary actions on the part of the Subordinate Lender; (ii) the making and performance by the Subordinate Lender of this Agreement does not and will not violate any provision of law or regulation or result in the breach of, or constitute a default or require any consent under, any indenture or other agreement or instrument to which it is a party or by which any of its properties may be bound; and (iii) this Agreement is the legal, valid and binding obligation of the Subordinate Lender, enforceable against the Subordinate Lender in accordance with its terms.

     D. Remedies. Upon the occurrence of any Event of Default, or upon the breach of any representation, covenant or agreement in this Agreement by any Obligor or the Subordinate Lender, or in the event of the termination of this Agreement, all of the Senior Liabilities shall, without notice or demand, become immediately due and payable at the option of the Agent and the Agent may immediately, without further notice, resort to all of its rights and remedies herein, in any document (including the Loan Agreement and any of the Loan Documents) by and between the Agent or any Lender and any Obligor, or in any in any instrument evidencing any obligation under any such document, at law or in equity. The Agent agrees that it shall proceed, to the extent commercially reasonable, against all the assets of the Obligors before liquidating the Subordinated Note. The Agent shall endeavor to give the Obligors prompt notice of the acceleration of the Senior Liabilities but failure to give such notice shall not affect any action taken by Agent and Agent shall not incur any liability for any failure to deliver such notice.

     E. Miscellaneous.

     1. Remedies Cumulative; No Waiver. The rights, powers and remedies of the Agent and Lenders provided in this Agreement and any of the Loan Documents are cumulative and not exclusive of any right, power or remedy provided by law or equity. No failure or delay on the part of the Agent or any Lender in the exercise of any right, power or remedy shall operate as a waiver thereof, nor shall any single or partial exercise preclude any other or further exercise thereof, or the exercise of any other right, power or remedy.

     2. Notices. Notices and communications under this Agreement shall be in writing and shall be given by (i) hand-delivery, (ii) first class mail (postage prepaid), or (iii) reliable overnight commercial courier (charges prepaid) to the addresses listed in this Agreement. Notice by overnight courier shall be deemed to have been given and received on the date scheduled for delivery. Notice by mail shall be deemed to have been given and received three (3) calendar days after the date first deposited in the United States Mail. Notice by hand-delivery shall be deemed to have been given and received upon delivery. A party may change its address by giving written notice to the other party as specified herein.

     3. Costs and Expenses. Whether or not the transactions contemplated by this Agreement or the Loan Documents are fully consummated, the Obligors shall promptly pay (or reimburse, as the Agent may elect) all costs and expenses which the Agent has incurred or may hereafter incur in connection with the negotiation, preparation, reproduction, interpretation, perfection, protection of collateral, administration and enforcement of this Agreement and the other Loan Documents, the collection of all amounts due under this Agreement and the other Loan Documents, and all amendments, modifications, consents or waivers, if any, to the Loan Documents. The Obligors' reimbursement obligations under this Paragraph shall survive any termination of this Agreement or any other Loan Document and are deemed part of the Senior Liabilities.

     4. Governing Law. This Agreement shall be construed in accordance with and governed by the substantive laws of the State of Connecticut without reference to conflict of laws principles.

     5. Integration; Amendment. This Agreement and the other Loan Documents constitute the sole agreement of the parties with respect to the subject matter hereof and thereof and supersede all oral negotiations and prior writings with respect to the subject matter hereof and thereof. No amendment of this Agreement, and no waiver of any one or more of the provisions hereof shall be effective unless set forth in writing and signed by the parties hereto.

     6. Successors and Assigns. This Agreement (i) shall be binding upon the Subordinate Lender, the Obligors executing this Agreement and the Agent and, where applicable, their respective heirs, executors, administrators, successors and assigns, and (ii) shall inure to the benefit of the Subordinate Lender, the Obligors, the Agent and the Lenders and, where applicable, their respective heirs, executors, administrators, successors and permitted assigns; provided, however, that the Subordinate Lender and the Obligors may not assign their rights or obligations hereunder or any interest herein without the prior written consent of the Agent, and any such assignment or attempted assignment by the Subordinate Lender and/or any of the Obligors shall be void and of no effect with respect to the Agent and the Lenders. The Lenders may from time to time sell or assign, in whole or in part, or grant participations in the Loans and/or the Agreement and/or the obligations evidenced thereby. The Subordinate Lender authorizes the Agent and Lenders to provide information concerning the Subordinate Lender and the Obligors to any prospective purchaser, assignee or participant.

     7. Severability and Consistency. The illegality, unenforceability or inconsistency of any provision of this Agreement or any instrument or agreement required hereunder shall not in any way affect or impair the legality, enforceability or consistency of the remaining provisions of this Agreement or any instrument or agreement required hereunder. The Loan Documents and this Agreement are intended to be consistent. However, in the event of any inconsistencies between and/or among this Agreement and any of the Loan Documents, such inconsistency shall not affect the validity or enforceability of this Agreement or any of the Loan Documents. In the event of any inconsistency or ambiguity in this Agreement or any of the Loan Documents, this Agreement and the Loan Documents shall not be construed against any one party but shall be interpreted consistent with the Agent's policies and procedures.

     8. Consent to Jurisdiction and Service of Process. The Subordinate Lender irrevocably appoints Ross Rapaport, c/o Pepe & Hazard, 30 Jeliff Lane, Southport, CT 06490-1436 as its attorney upon whom may be served any notice, process or pleading in any action or proceeding against it arising out of or in connection with this Agreement. If service of process cannot be delivered to the Subordinate Lender as specified by statute, the Subordinate Lender agrees that, with court approval, it may be served by regular or certified mail at the address set forth herein. The Subordinate Lender hereby consents and agrees that
(i) any action or proceeding against it may be commenced and maintained in any court within the State of Connecticut or in the United States District Court for the District of Connecticut by service of process on Ross Rapaport and (ii) the courts of the State of Connecticut and the United States District Court for the District of Connecticut shall have jurisdiction with respect to the subject matter hereof and the person of the Subordinate Lender and the Subordinated Liabilities. The Subordinate Lender agrees that any action brought by the Subordinate Lender on account of this Agreement shall be commenced and maintained only in a court in the federal judicial district or county in which the Agent has its principal place of business in Connecticut.

     9. Prejudgment Remedies. The Subordinate Lender hereby acknowledges that the transactions contemplated herein constitute commercial transactions. Pursuant to Section 52-278f of the Connecticut General Statutes, the Subordinate Lender hereby waives and relinquishes all rights to notice and hearing as provided in Sections 52-278a through 52-278g of said Connecticut General Statutes prior to the securing of any prejudgment remedy against the Subordinate Lender in connection with the Liabilities or any of the instruments or documents executed in connection herewith.

     10. Provisions Solely for the Benefit of the Lenders and Agent. The provisions of this Agreement are solely to define the relative rights and obligations of the Lenders and Agent and the Subordinate Lender, and no other person or entity, including, without limitation, any of the Obligors, shall have any rights hereunder or as a result of the provisions hereof.

     11. Agent for Subordinate Lender. The Subordinate Lender's Agent hereby agrees to be bound by the terms and provisions of this Agreement and agrees not to make any payment or distribution or to otherwise take any action which is contrary to the provisions of this Agreement.

     12. Judicial Proceedings; Waivers. THE SUBORDINATE LENDER AND THE AGENT ACKNOWLEDGE AND AGREE THAT (i) ANY SUIT, ACTION OR PROCEEDING, WHETHER CLAIM OR COUNTERCLAIM, BROUGHT OR INSTITUTED BY THE AGENT, THE SUBORDINATE LENDER OR ANY SUCCESSOR OR ASSIGN OF THE AGENT OR THE SUBORDINATE LENDER, ON OR WITH RESPECT TO THIS AGREEMENT OR ANY OTHER LOAN DOCUMENT OR THE DEALINGS OF THE PARTIES WITH RESPECT HERETO, OR THERETO, SHALL BE TRIED ONLY BY A COURT AND NOT BY A JURY AND EACH PARTY WAIVES THE RIGHT TO TRIAL BY JURY; (ii) EACH WAIVES ANY RIGHT IT MAY HAVE TO CLAIM OR RECOVER, IN ANY SUCH SUIT, ACTION OR PROCEEDING, ANY SPECIAL, EXEMPLARY, PUNITIVE OR CONSEQUENTIAL DAMAGES OR ANY DAMAGES OTHER THAN, OR IN ADDITION TO, ACTUAL DAMAGES; AND (iii) THIS SECTION IS A SPECIFIC AND MATERIAL ASPECT OF THIS AGREEMENT AND THE LENDERS WOULD NOT EXTEND CREDIT IF THE WAIVERS SET FORTH IN THIS SECTION WERE NOT A PART OF THIS AGREEMENT.

     13. Counterparts. This Agreement may be executed and delivered in any number of counterparts each of which shall constitute an original, but all of which taken together shall constitute but one and the same agreement. Delivery of an executed signature page to this Agreement by facsimile transmission shall be effective as delivery of a manually signed counterpart of this Agreement.

     IN WITNESS WHEREOF, the Subordinate Lender has executed and delivered to the Agent this Agreement, as of the day and year first above written.

WITNESSED BY:



-----------------------                   --------------------------------------
                                          Peter K. Baker
                                          Address: 1050 Buckingham Street
                                          Watertown, CT 06795
-----------------------




-----------------------                   --------------------------------------
                                          Ross S. Rapaport, not individually but
                                          as Trustee of the Peter K. Baker Life
                                          Insurance Trust, The John B. Baker
                                          Insurance Trust and u/t/a dated
                                          December 16, 1991 f/b/o Joan Baker
                                          et. al., as agent for the Subordinate
                                          Lender
                                          Address: 1050 Buckingham Street
                                                   Watertown, CT 06795


                                          WEBSTER BANK, as Agent


__________________________                By:______________________
                                             Richard A. O'Brien
                                             Its Senior Vice President
__________________________                   Address: 145 Bank Street
                                             Waterbury, CT 06702

STATE OF _____________)
                      ) ss: ________                           __________, 2003
COUNTY OF ____________)

Personally appeared Peter K. Baker, signer and sealer of the foregoing instrument and acknowledged the same to be his free act and deed, before me.


                                             Commissioner of the Superior Court
                                             Notary Public
                                             My Commission expires:
                                                                   -------------



STATE OF _____________)
                      ) ss: ________                         ____________, 2003
COUNTY OF ____________)

Personally appeared Ross S. Rapaport, not individually but as Trustee of the Peter K. Baker Life Insurance Trust, the John B. Baker Insurance Trust and U/T/A dated December 16, 1991 F/B/O Joan Baker et. al, as agent for the Subordinate Lender, signer and sealer of the foregoing instrument and acknowledged the same to be his free act and deed as Trustee and agent, before me.

                                             ----------------------------------
                                             Commissioner of the Superior Court
                                             Notary Public
                                             My Commission expires:
                                                                   -------------




STATE OF CONNECTICUT_______)
                           ) ss: Hartford                        March __, 2003
COUNTY OF HARTFORD_________)

Personally appeared Richard A. O'Brien, Senior Vice President of Webster Bank, as Agent, signer and sealer of the foregoing instrument and acknowledged the same to be his free act and deed as such officer and the free act and deed of Webster Bank, as Agent, before me.

                                             ----------------------------------
                                             Commissioner of the Superior Court
                                             Notary Public
                                             My Commission expires:
                                                                  -------------

The Obligors signing below hereby acknowledge receipt of a copy of the foregoing Agreement, waive notice of acceptance thereof by the Agent and Lenders, and agree to be bound by the terms and provisions thereof. The Obligors signing below further agree to make no payments or distributions, or grant any security interest, contrary to the terms and provisions of this Agreement and to do every other act and thing necessary or appropriate to carry out such terms and provisions. Upon the occurrence of any Event of Default, or upon the breach of any representation, covenant or agreement in this Agreement by any of the Obligors or the Subordinated Lender, or in the event of the termination of this Agreement, all of the Senior Liabilities shall, without notice or demand, become immediately due and payable at the option of the Agent and the Agent and Lenders may immediately, without further notice, resort to all of its rights and remedies herein, in any document (including the Loan Agreement and any of the Loan Documents) by and between the Agent or any Lender and any Obligor, or in any in any instrument evidencing any obligation under any such document, at law or in equity.

Dated: As of the ___ day of March, 2003



                                         VERMONT PURE HOLDINGS, LTD.

                                         By:______________________
                                            Name:     Timothy G. Fallon
                                            Title:    Chief Executive Officer
                                            Address:  Catamount Industrial Park
                                                      Route 66
                                                      Randolph, VT 05060


                                         CRYSTAL ROCK SPRING WATER COMPANY

                                         By:______________________
                                            Name:     Timothy G. Fallon
                                            Title:    Chief Executive Officer
                                            Address:  1050 Buckingham Street
                                                      Watertown, CT 06795

                                         VERMONT PURE SPRINGS, INC.

                                         By:______________________
                                            Name:     Timothy G. Fallon
                                            Title:    Chief Executive Officer
                                            Address:  Catamount Industrial Park
                                                      Route 66
                                                      Randolph, VT 05060

                                   SCHEDULE A

                                 Bank Collateral

"Collateral" means Receivables, Inventory, Equipment, Patents, Trademarks, Investment Property, Additional Collateral, and the Premises, but excluding personal property subject to a purchase money lien permitted by Section 6.1 of the Loan Agreement to the extent the terms of such purchase money lien prohibit further liens or encumbrances.

"Additional Collateral" means (i) all General Intangibles, including Payment Intangibles and Software and all Supporting Obligations related thereto, (as such terms are defined in the Uniform Commercial Code as in effect in Connecticut from time to time) of every kind and description of the Obligors, including without limitation federal, state and local tax refund claims of all kinds, whether now existing or hereafter arising; (ii) all of Obligors' Deposit Accounts, Letter of Credit Rights and all Supporting Obligations related thereto (as such terms are defined in the Uniform Commercial Code as in effect in Connecticut from time to time), whether now owned or hereafter created, wherever located, together with the rights to withdraw from said Deposit Accounts and make deposits to the same and the right to draw under Letters of Credit; (iii) all monies, securities, instruments, cash and other property of Obligors and the proceeds thereof, now or hereafter held or received by, or in transit to, any Lender from or for Obligors, whether for safekeeping, pledge, custody, transmission, collection or otherwise, and all of Obligors' deposits (general or special, balances, sums, proceeds and credits of Obligors with any Lender at any time existing); (iv) all interests in real property held or owned by Obligors, including all leasehold interests; (v) all rights under contracts and license agreements for water; (vi) all books, records, customer lists, ledger cards, computer programs, computer tapes, disks, printouts and records, and other property and general intangibles at any time evidencing or relating to any of the foregoing, whether now in existence or hereafter created; (vii) all other personal property and fixtures of the Obligors, whether now existing or hereafter arising or created; and all proceeds of the foregoing and all proceeds of any insurance on the foregoing.

"Equipment" means all Equipment, Farm Products and Fixtures (as such terms are defined in the Uniform Commercial Code as in effect in Connecticut on the date of this Agreement), including all machinery, equipment, furniture, fixtures, tools, parts, supplies and motor vehicles, now owned and hereafter acquired, by Obligors of whatsoever name, nature, kind or description, wherever located, and all additions and accessions thereto and replacements or substitutions therefor, and all proceeds thereof and all proceeds of any insurance thereon.

"Inventory" means all Inventory and Goods and all Supporting Obligations related thereto (as such terms are defined in the Uniform Commercial Code as in effect in Connecticut from time to time) of whatsoever name, nature, kind or description now owned and hereafter acquired by Obligors, wherever located, including without limitation all contract rights with respect thereto and documents representing the same, all goods held for sale or lease or to be furnished under contracts of service, finished goods, raw materials, materials used or consumed by Obligors, parts, supplies, and all wrapping, packaging, advertising and shipping materials and any documents relating thereto, and all labels and other devices, names and marks affixed or to be affixed thereto for purposes of selling or of identifying the same or the seller or manufacturer thereof, and all right, title and interest of Obligors therein and thereto, and all proceeds of the foregoing and all proceeds of any insurance on the foregoing.

"Investment Property" means all investment property (as such term is defined in the Uniform Commercial Code as adopted in Connecticut from time to time) of whatever type or nature now owned or hereafter acquired by the Obligors, including without limitation, all certificated securities, all uncertificated securities, all security entitlements, all security accounts, all commodity contracts, all commodity accounts and all financial assets of every type and nature and all rights thereto or therein, and all financial accounts of every type and nature and all rights thereto or therein, and all Supporting Obligations (as such term is defined in the Uniform Commercial Code as adopted in Connecticut from time to time) related thereto and all proceeds and products thereof, including without limitation, all insurance proceeds and fidelity bond proceeds related thereto.

"Patents" means all of Obligors' right, title and interest, present and future, in and to (a) all letters patent of the United States or any other country, all right, title and interest therein and thereto, and all registrations and recordings thereof, including without limitation applications, registrations and recordings in the United States Patent and Trademark Office or in any similar office or agency of the United States or any state thereof or any other country or any political subdivision thereof, all whether now owned or hereafter acquired by Obligors; and (b) all reissues, continuations, continuations-in-part or extensions thereof and all licenses thereof; and all proceeds of the foregoing and all proceeds of any insurance on the foregoing.

"Premises" means the following real property owned by Obligors:

         Route 66 Factory, Randolph, VT
         Chase Road, Randolph, VT
         North Randolph Road, Randolph, VT
         Alice E. LaFrance, Route 66, Randolph, VT (approximately 5 acres) Gary LaFrance, Route 66, Randolph, VT (approximately 20 acres)

"Receivables" means (i) all of Obligors' now owned and hereafter acquired, present and future, Accounts, Chattel Paper, Documents, Instruments and Supporting Obligations related thereto, (as such terms are defined in the Uniform Commercial Code as in effect in Connecticut from time to time) and contract rights, including without limitation all obligations to Obligors for the payment of money, whether arising out of Obligors' sale of goods or rendition of services or otherwise (all hereinafter called "Accounts") and all proceeds of the foregoing and all proceeds of any insurance on the foregoing;
(ii) all of Obligors' rights, remedies, security and liens, in, to and in respect of the Accounts, present and future, including without limitation, rights of stoppage in transit, replevin, repossession and reclamation and other rights and remedies of an unpaid vendor, lienor or secured party, guaranties or other contracts of suretyship with respect to the Accounts, deposits or other security for the obligation of any debtor or obligor in any way obligated on or in connection with any Accounts, and credit and other insurance, and all proceeds of the foregoing and all proceeds of any insurance on the foregoing; and (iii) all of Obligors' right, title and interest, present and future, in, to and in respect of all goods relating to, or which by sale have resulted in, Accounts, including without limitation all goods described in invoices or other documents or instruments with respect to, or otherwise representing or evidencing any Accounts, and all returned, reclaimed or repossessed goods, and all proceeds of the foregoing and all proceeds of any insurance on the foregoing.

"Trademarks" means all of Obligors' right, title and interest, present and future, in and to (i) all trademarks, trade names, trade styles, service marks, prints and labels on which said trademarks, trade names, trade styles and service marks have appeared or appear, designs and general intangibles of like nature, now existing or hereafter adopted or acquired, all right, title and interest therein and thereto, and all registrations and recordings thereof, including without limitation applications, registrations and recordings in the United States Patent and Trademark Office or in any similar office or agency of the United States, any State thereof, or any other country or any political subdivision thereof, all whether now owned or hereafter acquired by Obligors;
(ii) all reissues,  extensions or renewals thereof and all licenses thereof; and
(iii) the goodwill of the business symbolized by each of the Trademarks, and all customer lists and other records of Obligors relating to the distribution of products bearing the Trademarks; and all proceeds of the foregoing and all proceeds of any insurance on the foregoing.

                                   SCHEDULE B

                         Subordinated Lender Collateral


     The following property, whether now existing or subsequently acquired, and all additions, substitutions, accessions, replacements, proceeds, and products thereof or thereto: all tangible and intangible assets and properties of each of Vermont Pure Holdings, Ltd., a Delaware corporation formerly named "VP Merger Parent, Inc.", Vermont Pure Springs, Inc., a Delaware corporation, Platinum Acquisition Corp., f/k/a Vermont Pure Holdings (each a "Company"), including without limitation all furniture, fixtures, equipment, raw materials, inventory, other goods, accounts, contract rights, rights to the payment of money, insurance refund claims and all other insurance claims and proceeds, tort claims, chattel paper, documents, instruments, securities and other investment property, deposit accounts, rights to proceeds of letters of credit and all general intangibles including, without limitation, all tax refund claims, license fees, patents, patent applications, trademarks, trademark applications, trade names, copyrights, copyright applications, rights to sue and recover for past infringement of patents, trademarks and copyrights, computer programs, computer software, engineering drawings, service marks, customer lists, goodwill, and all licenses, permits, agreements of any kind or nature pursuant to which any Company possesses, uses or has authority to possess or use property (whether tangible or intangible) of others or others possess, use or have authority to possess or use property (whether tangible or intangible) of such Company, and all recorded data of any kind or nature, regardless of the medium of recording including, without limitation, all software, writings, plans, specifications and schematics (each of which terms has the meaning ascribed to in the Uniform Commercial Code, as in effect in the State of Connecticut) (collectively, the "Collateral"); provided that notwithstanding the foregoing, such grant of security interest shall not extend to, and the term "Collateral" shall not include any cash and cash equivalents at any time owned by any Company.

                                                                   Exhibit 10.23

                       SUBORDINATION AND PLEDGE AGREEMENT

                                                                  March 5, 2003

WHEREAS, VERMONT PURE HOLDINGS, LTD., a Delaware corporation with a principal executive office at Catamount Industrial Park, Route 66, Randolph, Vermont 05060 ("Holdings"), CRYSTAL ROCK SPRING WATER COMPANY, a Connecticut corporation with an office at 1050 Buckingham Street, Watertown, Connecticut 06795 ("Crystal Rock"), and VERMONT PURE SPRINGS, INC., a Delaware corporation with an office at Catamount Industrial Park, Route 66, Randolph, Vermont 05060 ("VPS", and collectively with Holdings and Crystal Rock, the "Obligors ") are now indebted to ROSS S. RAPAPORT, NOT INDIVIDUALLY BUT AS TRUSTEE OF THE PETER K. BAKER LIFE INSURANCE TRUST, THE JOHN B. BAKER INSURANCE TRUST AND U/T/A DATED DECEMBER 16, 1991 F/B/O JOAN BAKER ET AL. (the "Subordinate Lender") and may from time to time hereafter become indebted to the Subordinate Lender in further amounts; and

WHEREAS, Ross S. Rapaport, not individually but as Trustee of the Peter K. Baker Life Insurance Trust, The John B. Baker Insurance Trust and u/t/a dated December 16, 1991 f/b/o Joan Baker et. al. is acting as agent (the "Subordinate Lender's Agent") for Subordinate Lender pursuant to certain of the Subordinated Loan Documents; and

WHEREAS, the Obligors have requested, and may from time to time hereafter request, the lenders under that certain Loan and Security Agreement dated as of the 5th day of March, 2003, as the same may be amended from time to time, by and among the Obligors, each of the lenders which is a signatory thereto (individually, together with its successors and assigns, a "Lender" and collectively, the "Lenders") and Webster Bank, as agent (in such capacity, together with its successors and assigns in such capacity, the "Agent" ) to make or agree to make loans, extensions of credit or other financial accommodations to the Obligors (the "Loans"); and

WHEREAS, the Lenders, as a condition to the making or continuation of the Loans, has required the Subordinate Lender to execute and deliver this Subordination and Pledge Agreement (together with all schedules and any exhibits attached hereto and amendments or modifications hereto in effect from time to time, the "Agreement").

NOW, THEREFORE, in order to induce the Lenders to make, or continue to make the Loans and in consideration thereof, the Subordinate Lender agrees as follows:

A. Definitions. As used herein, the following terms shall have the following meanings:

     1. Affiliate. The term "Affiliate" means any of each of the Lenders direct and indirect affiliates and subsidiaries.

     2. Bank Collateral. The term "Bank Collateral" means the personal property of the Obligors described in Schedule A and any other real or personal property of any of the Obligors in which the Agent, any Lender or an Affiliate may hereafter be granted a security interest, mortgage interest or other similar interest.

     3. Collection Action. The term "Collection Action" means to (i) exercise or enforce any rights or remedies or assert any claims against the Bank Collateral or Subordinated Lenders' Collateral; (ii) make any claim or commence or initiate any action, lawsuit, case or proceeding against any of the Obligors or join together or with any creditor other than, with its consent, the Agent in any action, lawsuit, case or proceeding against the Obligors (including, but not being limited to, proceedings under the Bankruptcy Code); (iii) contact any account of any of the Obligors or attach or take possession of any Bank Collateral or Subordinated Lenders' Collateral or exercise any right of foreclosure or any right or remedy with respect to any of the Obligors or the Bank Collateral or Subordinated Lenders' Collateral; or (iv) take any other action prejudicial to or inconsistent with the Lenders' and Agent's rights and first priority secured position with respect to the Obligors or the Bank Collateral, including, without limitation, any action that will impede, interfere with, restrict, or restrain the exercise by the Agent or any of the Lenders of their rights and remedies under the Loan Documents or contest in any manner the perfection, priority or validity of any lien held by the Agent in any of the Bank Collateral.

     4. Event of Default. The term "Event of Default" shall mean an Event of Default under the Loan Agreement beyond any applicable grace and cure period.

     5. Financial Covenant Default. The term "Financial Covenant Default" shall mean an Event of Default which results solely from the violation of any now existing or hereafter arising financial covenant contained in the Loan Agreement, including, by way of illustration, those specific financial covenants set forth in Sections 6.16, 6.17, 6.18, 6.19, and 6.20 of the Loan Agreement and any supplement, addition, modification or amendment to those specific financial covenants.

     6. Liabilities. The term "Liabilities" means any and all obligations and indebtedness of every kind and description, now or hereafter existing, whether such debts or obligations are primary or secondary, direct or indirect, absolute or contingent, sole, joint or several, secured or unsecured, due or to become due, contractual or tortious, arising by operation of law, by overdraft, or otherwise, including, without limitation, principal, interest, fees, late fees, expenses, attorneys' fees and costs, and/or allocated fees and costs of the Agent's in-house legal counsel, that have been or may hereafter be contracted or incurred.

     7. Loan Agreement. The term "Loan Agreement" means that certain Loan and Security Agreement among the Obligors, the Lenders and Agent dated the date hereof, and any subsequent supplement, modification, renewal, extension or amendment thereto.

     8. Loan Documents. The term "Loan Documents" means the Loan Agreement and all other credit accommodations, notes, loan agreements, and any other agreements and documents, now or hereafter existing, creating, evidencing, guarantying, securing or relating to any or all of the Senior Liabilities, together with all amendments, modifications, renewals, or extensions thereof.

     9. Non-Covenant Default. The term "Non-Covenant Default" means an Event of Default other than a Financial Covenant Default.

     10. Obligor. The term "Obligor" means the Holdings, Crystal Rock, VPS and each and every other maker, endorser, guarantor, or surety of or for the Senior Liabilities.

     11. Senior Liabilities. The term "Senior Liabilities" means all Liabilities of the Obligors to any of the Lenders, the Agent and/or to any of the Affiliates including, without limitation, any and all interest accruing on Senior Liabilities after the commencement of any proceedings referred to in paragraph
B.5. hereof, notwithstanding any provision or rule of law which might restrict the rights of the Lenders or Agent, as against the Obligors and/or anyone else, to collect such interest. For purposes of this Agreement, Senior Liabilities shall include all Liabilities of the Obligors to the Lenders and the Agent, notwithstanding any right or power of any of the Obligors and/or anyone else to assert any claim or defense as to the invalidity or unenforceability of any such Senior Liabilities.

     12. Subordinated Lenders' Collateral. The term "Subordinated Lenders' Collateral" means the personal property of the Obligors more fully described in Schedule B attached hereto.

     13. Subordinated Lending Group. The term "Subordinated Lending Group" means Henry E. Baker, Joan A. Baker, John B. Baker, Peter K. Baker, and Ross S. Rappaport, not individually, but as Trustee of the Peter K. Baker Life Insurance Trust, the John B. Baker Insurance Trust and u/t/a dated December 16, 1991 f/b/o Joan Baker et. al., each as holder of an Amended and Restated Subordinated
Promissory Note of Holdings dated the date hereof, as such Subordinated Promissory Notes may be amended, restated or replaced from time to time, and any successor holders of such Subordinated Promissory Notes.

     14. Subordinated Liabilities. The term "Subordinated Liabilities" means all Liabilities of the Obligors to the Subordinate Lender, including, without limitation, all payments of principal and interest pursuant to that Amended and Restated Subordinated Promissory Note dated the date hereof from Holdings payable to the order of the Subordinated Lender in the original principal amount of $5,200,000.00 (the "Subordinated Note") and that Guaranty dated October 5, 2000 as amended by amendment dated the date hereof from Platinum and VPS to Subordinate Lender guarantying payments due under the Subordinated Note (the "Subordinate Guaranty") but specifically excluding therefrom compensation from the Obligors to the Subordinate Lender presently contemplated pursuant to the existing employment agreement between any of the Obligors and the Subordinate Lender, as the compensation clauses thereof may be amended from time to time with the consent of the Agent, the normal reimbursement of expenses in the ordinary course of business and indemnification of claims arising solely from the Subordinate Lender's actions as an officer or director of any of the Obligors.

     15. Subordinated Loan Documents. The term "Subordinated Loan Documents" means all credit accommodations, notes, loan agreements and any other agreements and documents, now or hereafter existing, creating, evidencing, guarantying, securing or relating to any or all of the Subordinated Liabilities, together with all amendments, modifications, renewals or extensions thereof.

B.      Subordination and Pledge.

     1. Subordination to Senior Liabilities.

     (a) Except as hereinafter expressly set forth in this Agreement or as the Agent and Lenders may hereafter otherwise expressly consent in writing, the payment of all Subordinated Liabilities shall be postponed and subordinated to the indefeasible payment in full of all Senior Liabilities, and no payments or other distributions whatsoever, including, without limitation, payments of interest in respect of any Subordinated Liabilities shall be made, nor shall any property or assets of the Borrower or other Obligor be applied to the purchase or other acquisition or retirement of any Subordinated Liabilities, nor given as collateral security to secure repayment of same.

     (b) Notwithstanding the provisions in paragraph B.1(a) above, and subject to the other terms of this Agreement, the Subordinate Lender may be granted a security interest in the Subordinated Lenders' Collateral to secure the payments of principal and interest and other amounts due pursuant to the Subordinated Note.

     (c) Notwithstanding the provisions of paragraph B.1(a) above, so long as no Event of Default exists and is continuing, and so long as no event exists and is continuing which, with the giving of notice or the passage of time or both, would constitute an Event of Default, the Obligors may make regularly scheduled quarterly payments of interest under the Subordinated Note, at a rate not in excess of twelve per cent (12%) per annum, and past due regularly scheduled quarterly payments of interest under the Subordinated Note which were not paid when scheduled to be paid because of the terms of this Agreement, including interest at a rate not in excess of twelve per cent (12%) per annum on such past due amounts, but only to the extent that the making of such payments would not result in a Financial Covenant Default.

     (d) Notwithstanding the provisions in paragraph B.1(a) above, so long as no Event of Default exists and is continuing, and so long as no event exists and is continuing which, with the giving of notice or the passage of time or both, would constitute an Event of Default, and provided that all the conditions in the Loan and Security Agreement with respect to a request under the Acquisition/Capital Asset Line of Credit (as defined in the Loan and Security Agreement) for an advance to pay Subordinated Debt (as defined in the Loan and Security Agreement) owed to the Subordinated Lending Group have been satisfied, the Obligors may make principal payments on the Subordinated Debt (as defined in the Loan and Security Agreement) to members of the Subordinated Lending Group which in the aggregate do not exceed $5,000,000.

     2. Pledge of Subordinated Loan Documents. In order to secure the due and punctual payment and performance of the Senior Liabilities, the Subordinate Lender hereby pledges, transfers, assigns, and grants to the Agent a continuing security interest in and lien upon the Subordinated Loan Documents. The Subordinate Lender has endorsed and delivered to the Agent physical possession of any of the Subordinated Loan Documents which are instruments, including the Subordinated Note and has executed Uniform Commercial Code financing statements and such other documents and/or instruments as may be necessary or convenient to perfect the security interests granted herein. Agent shall hold the Subordinated Note and any other Subordinated Loan Documents which are instruments delivered to the Agent as security for the due and punctual payment and performance of the Senior Liabilities and notwithstanding the possession of the Subordinated Note or such other Subordinated Loan Documents by the Agent, the Subordinate Lender shall be entitled to receive payments thereunder to the extent expressly permitted by the terms of this Agreement. Upon payment in full of the Senior Liabilities, the Agent will deliver to the Subordinate Lender in care of Peter
K. Baker the Subordinated Note and any other Subordinated Loan Documents in its possession.

     3. Subordination of Security Interest of Subordinated Liabilities. Any security interest now or hereafter held by the Subordinate Lender and granted by any of the Obligors to secure any of the Subordinated Liabilities, including the security interest described in paragraph B.1(b), is hereby immediately made subordinate, junior and postponed in priority and effect to the priority and effect of the security interest purported to be created by any of the Loan
Documents, as if (and whether or not) the Agent's or any Lender's security interest had been perfected by possession, by timely filing of financing statements, or by any other means prior to the time the security interest with respect to the Subordinated Liabilities is perfected, and prior to the filing of any financing statements in connection with the Subordinated Liabilities. The Subordinate Lender agrees to execute and deliver to the Agent all instruments, including, without limitation, Forms UCC-3, subordinations of lien, and subordinations of mortgage which, in the reasonable opinion of the Agent, are necessary or convenient to effectuate the purposes of this paragraph and this Agreement.

     4. Further Assurances of Pledge of Subordinated Liabilities. The Subordinate Lender will (i) promptly notify the Agent of the creation of any Subordinated Liabilities and of the issuance of any promissory note or other instrument to evidence any Subordinated Liabilities; (ii) cause any Subordinated Liabilities which are not already evidenced by a promissory note or other instrument of the Obligors to be so evidenced; (iii) as collateral security for the Senior Liabilities, endorse, deliver and pledge to the Agent any and all promissory notes and/or other instruments evidencing Subordinated Liabilities, and otherwise assign and/or pledge to the Agent any or all Subordinated Liabilities and the Subordinated Loan Documents, all in a manner satisfactory to the Agent in its sole discretion, and (iv) promptly give the Agent written notice of any default by any Obligor under the Subordinated Note or any agreement securing Obligors' obligations under any of the other Subordinated Loan Documents.

Further Assurances of Agent. Agent will endeavor to deliver to the Subordinate Lender in care of Peter K. Baker prompt notice of any Event of Default or Financial Covenant Default under the Loan Agreement or any of the other Loan Documents of which the Agent becomes aware but the failure of the Agent to promptly deliver any such notice will not affect any of the rights or obligations of the parties under this Agreement.

     5. Rights of Agent to Collect Subordinated Liabilities. In the event of, and commencing with the date thereof, any dissolution, winding up, liquidation, reorganization or other similar proceedings relating to any Obligor or to any of their creditors, or to any of their property (whether voluntary or involuntary, partial or complete, and whether in bankruptcy, insolvency or receivership, or upon an assignment for the benefit of creditors, or any other marshalling of the assets and liabilities of any Obligor, or any sale of all or substantially all of the assets of any Obligor, or otherwise), the Senior Liabilities shall first be paid in full before the Subordinate Lender shall be entitled to receive and/or to retain any payment or distribution in respect of the Subordinated Liabilities; provided that the Subordinate Lender shall be entitled to receive and retain any securities issued in connection with reorganization proceedings which are junior in right of repayment to the Senior Liabilities to the extent set forth herein, are treated as Subordinated Liabilities hereunder and are subject to all the provisions of this Agreement, and, in order to implement the foregoing (i) all payments and distributions of any kind or character in respect of the Subordinated Liabilities to which any of the Subordinate Lender would be entitled but for the provisions of this Agreement (other than such junior securities) will be made directly to the Agent; (ii) the Subordinate Lender shall promptly file a claim or claims, in the form required in such proceedings, for the full outstanding amount of the Subordinated Liabilities, and shall cause said claim or claims to be approved and all payments and other distributions in respect thereof (other than such junior securities) to be made directly to the Agent; (iii) the Subordinate Lender hereby irrevocably agrees that the Agent may, in its sole discretion, in the name of the Subordinate Lender or otherwise, demand, sue for, collect, receive, and receipt for any and all such payments or distributions, and file, prove, and vote or consent in any such proceedings with respect to, any and all claims of the Subordinate Lender relating to the Subordinated Liabilities; and (iv) the Subordinate Lender hereby ratifies all of the foregoing acts or omissions on the Agent's part or behalf and waives any claim, counterclaim or defense of the Subordinate Lender which may be alleged to arise from such acts or omissions.

     6. Protection of Agent's Rights in Subordinated Liabilities. In the event that the Subordinate Lender receives any payment or other distribution of any kind or character from any Obligor or any other source whatsoever in respect of any of the Subordinated Liabilities, other than as expressly permitted by the terms of this Agreement, such payment or other distribution shall be received in trust for the Lenders and the Agent and promptly turned over by the Subordinate Lender to the Agent. The Subordinate Lender will mark its books and records, and cause the Obligors to mark their books and records, so as to clearly indicate that the Subordinated Liabilities are subordinated in accordance with the terms of this Agreement, and will cause to be clearly inserted in any promissory note or other instrument which at any time evidences any of the Subordinated Liabilities a statement to the effect that the payment thereof is subordinated in accordance with the terms of this Agreement. The Subordinate Lender will execute such further documents and instruments and take such further action as the Agent may from time to time reasonably request to carry out the intent of this Agreement. The Subordinate Lender hereby irrevocably appoints the Agent its attorney in fact, said appointment being coupled with an interest, to execute such further documents and instruments and take such further action on behalf of the Subordinate Lender as the Agent may from time to time deem reasonable to carry out the intent of this Agreement, including, without limitation, the actions set forth in paragraph B.4. hereof.

     7. Treatment of Payment of Subordinated Liabilities. All payments and distributions received by the Agent or any Lender in respect of the Subordinated Liabilities, to the extent received in or converted into cash, may be applied by the Agent and Lenders first to the payment of any and all expenses (including attorneys' fees and disbursements and the allocated fees, expenses and cost of in-house counsel) paid or incurred by the Agent in enforcing this Agreement or in endeavoring to collect or realize upon any of the Subordinated Liabilities, and any balance thereof shall, solely as between the Subordinate Lender and the Lenders and Agent, be applied by the Agent, in such order of application as the Agent may from time to time select, toward the payment of any of the Senior
Liabilities remaining unpaid. As between the Obligors and any of their creditors, no such payments or distributions of any kind or character shall be deemed to be payments or distributions in respect of the Senior Liabilities; and, notwithstanding any such payments or distributions received by the Agent or any Lender in respect of the Subordinated Liabilities and so applied by the Agent and Lenders toward the payment of the Senior Liabilities, the Subordinate Lender shall be subrogated to the then existing rights of the Agent and Lenders, if any, in respect of the Senior Liabilities, only at such time as the Lenders and Agent shall have received indefeasible payment of the full amount of the Senior Liabilities.

     8. Waivers. The Subordinate Lender hereby waives (i) any and all notice of the receipt and acceptance by the Agent or any Lender of this Agreement; (ii) except as set forth in paragraph B.4, notice of the existence, incurrence, or non-payment of all or any of the Senior Liabilities; (iii) all diligence in collection or protection of or realization upon any of the Senior Liabilities or any security therefor; and (iv) any obligation with respect to the marshalling of assets by the Agent or any Lender.

     9. Prohibition on Changes in Subordinated Liabilities.

     (a) Except as herein set forth in paragraph B.9(b), the Subordinate Lender will not without the prior written consent of the Agent (i) cancel, waive, forgive, amend, modify, transfer or assign, or attempt to enforce or collect, or subordinate to any Liabilities other than the Senior Liabilities, any Subordinated Liabilities or any rights in respect thereof; (ii) convert any Subordinated Liabilities into stock or other securities in any of the Obligors;
(iii) take any Collection Action; (iv) commence, or join with any other creditor in commencing, any bankruptcy, reorganization or insolvency proceedings with respect to any of the Obligors, or (v) take any other action prejudicial to or inconsistent with the Agent's and Lenders' rights and first priority secured position with respect to the Obligors, the Bank Collateral and collateral for the Senior Liabilities.

     (b) Notwithstanding the provisions of paragraph B.9(a), if any default has occurred under any of the Subordinated Loan Documents and such default has continued in existence for a period of one hundred eighty (180) consecutive days after the Subordinated Lenders have provided written notice of the existence of such default to the Agent (the "Standstill Period"), the Subordinated Lender may proceed to take legal action against the Obligors for the sole purpose of obtaining a judgment against the Obligors; provided, however, at no time either before or after the expiration of the Standstill Period, may any Subordinated Lender take any action or Collection Action to enforce a security interest in, liquidate or otherwise receive payment from any collateral for the Senior Liabilities, including the Bank Collateral or Subordinated Lenders' Collateral, unless and until the Lenders and Agent have been indefeasibly paid in full for all Senior Liabilities.

     10. Continuing Agreement. This Agreement shall in all respects be a continuing agreement and shall remain in full force and effect notwithstanding, without limitation, the death, incompetency or dissolution of the Subordinate Lender or that at any time or from time to time all Senior Liabilities may have been paid in full if any of the Loan Documents have not been terminated.

     11. Permitted Changes in Senior Liabilities. The Agent or any Lender may, from time to time, whether before or after any discontinuance of this Agreement, at its sole discretion and without notice to the Subordinate Lender, take any or all of the following actions: (i) retain or obtain a security interest in any property to secure any of the Senior Liabilities; (ii) retain or obtain the primary or secondary obligation of any other Obligor or Obligors with respect to any of the Senior Liabilities; (iii) extend, renew (whether or not longer than the original period), alter or exchange any of the Senior Liabilities; (iv) release or compromise any obligation of any nature of any Obligor with respect to any of the Senior Liabilities; and, (v) release its security interest or lien in, allows its security interest or lien to be unperfected, surrender, release or permit any substitution or exchange for, all or any part of any property securing any of the Senior Liabilities, or extend or renew for one or more periods (whether or not longer than the original period) or release, compromise, alter or exchange any obligations of any nature of any Obligor with respect to any such property.

     12.   Disposition  of  Assets.   The  Subordinate  Lender  agree  that  any
disposition by the Agent or any Lender of any collateral for the Senior Liabilities, whether by collection, sale, or other manner of liquidation, after an Event of Default under the Loan Documents, if conducted in a commercially reasonable manner, may not be challenged or contested by the Subordinate Lender on the grounds of commercial unreasonableness. The Subordinate Lender agrees that the Agent and Lenders may use such means of collection and exercise such diligence with respect thereto as the Agent or such Lender, in its sole discretion, deems appropriate under the circumstances and may enter into such compromise with and give such releases and acquittances to account debtors or other obligors of the Obligors' receivables as it determines in its sole discretion, without obtaining the agreement or concurrence of or giving notice to the Subordinate Lender and the Subordinate Lender hereby waive all right to require that its agreement or consent be obtained or that it be given notice. The Subordinate Lender further agrees that it will release its security interest on any collateral (including the Subordinated Lenders' Collateral) for the Senior Liabilities upon the sale or other disposition thereof at the request of the Agent, whether or not any proceeds therefrom will pay any of the Subordinated Liabilities.

     C. Representations and Warranties. The Subordinate Lender hereby represents and warrants that (i) the Subordinate Lender has the necessary power and capacity to make and perform this Agreement and such making and performance have been duly authorized by all necessary actions on the part of the Subordinate Lender; (ii) the making and performance by the Subordinate Lender of this Agreement does not and will not violate any provision of law or regulation or result in the breach of, or constitute a default or require any consent under, any indenture or other agreement or instrument to which it is a party or by which any of its properties may be bound; and (iii) this Agreement is the legal, valid and binding obligation of the Subordinate Lender, enforceable against the Subordinate Lender in accordance with its terms.

     D. Remedies. Upon the occurrence of any Event of Default, or upon the breach of any representation, covenant or agreement in this Agreement by any Obligor or the Subordinate Lender, or in the event of the termination of this Agreement, all of the Senior Liabilities shall, without notice or demand, become immediately due and payable at the option of the Agent and the Agent may immediately, without further notice, resort to all of its rights and remedies herein, in any document (including the Loan Agreement and any of the Loan Documents) by and between the Agent or any Lender and any Obligor, or in any in any instrument evidencing any obligation under any such document, at law or in equity. The Agent agrees that it shall proceed, to the extent commercially reasonable, against all the assets of the Obligors before liquidating the Subordinated Note. The Agent shall endeavor to give the Obligors prompt notice of the acceleration of the Senior Liabilities but failure to give such notice shall not affect any action taken by Agent and Agent shall not incur any liability for any failure to deliver such notice.

     E. Miscellaneous.

     1. Remedies Cumulative; No Waiver. The rights, powers and remedies of the Agent and Lenders provided in this Agreement and any of the Loan Documents are cumulative and not exclusive of any right, power or remedy provided by law or equity. No failure or delay on the part of the Agent or any Lender in the exercise of any right, power or remedy shall operate as a waiver thereof, nor shall any single or partial exercise preclude any other or further exercise thereof, or the exercise of any other right, power or remedy.

     2. Notices. Notices and communications under this Agreement shall be in writing and shall be given by (i) hand-delivery, (ii) first class mail (postage prepaid), or (iii) reliable overnight commercial courier (charges prepaid) to the addresses listed in this Agreement. Notice by overnight courier shall be deemed to have been given and received on the date scheduled for delivery. Notice by mail shall be deemed to have been given and received three (3) calendar days after the date first deposited in the United States Mail. Notice by hand-delivery shall be deemed to have been given and received upon delivery. A party may change its address by giving written notice to the other party as specified herein.

     3. Costs and Expenses. Whether or not the transactions contemplated by this Agreement or the Loan Documents are fully consummated, the Obligors shall promptly pay (or reimburse, as the Agent may elect) all costs and expenses which the Agent has incurred or may hereafter incur in connection with the negotiation, preparation, reproduction, interpretation, perfection, protection of collateral, administration and enforcement of this Agreement and the other Loan Documents, the collection of all amounts due under this Agreement and the other Loan Documents, and all amendments, modifications, consents or waivers, if any, to the Loan Documents. The Obligors' reimbursement obligations under this Paragraph shall survive any termination of this Agreement or any other Loan Document and are deemed part of the Senior Liabilities.

     4. Governing Law. This Agreement shall be construed in accordance with and governed by the substantive laws of the State of Connecticut without reference to conflict of laws principles.

     5. Integration; Amendment. This Agreement and the other Loan Documents constitute the sole agreement of the parties with respect to the subject matter hereof and thereof and supersede all oral negotiations and prior writings with respect to the subject matter hereof and thereof. No amendment of this Agreement, and no waiver of any one or more of the provisions hereof shall be effective unless set forth in writing and signed by the parties hereto.

     6. Successors and Assigns. This Agreement (i) shall be binding upon the Subordinate Lender, the Obligors executing this Agreement and the Agent and, where applicable, their respective heirs, executors, administrators, successors and assigns, and (ii) shall inure to the benefit of the Subordinate Lender, the Obligors, the Agent and the Lenders and, where applicable, their respective heirs, executors, administrators, successors and permitted assigns; provided, however, that the Subordinate Lender and the Obligors may not assign their rights or obligations hereunder or any interest herein without the prior written consent of the Agent, and any such assignment or attempted assignment by the Subordinate Lender and/or any of the Obligors shall be void and of no effect with respect to the Agent and the Lenders. The Lenders may from time to time sell or assign, in whole or in part, or grant participations in the Loans and/or the Agreement and/or the obligations evidenced thereby. The Subordinate Lender authorizes the Agent and Lenders to provide information concerning the Subordinate Lender and the Obligors to any prospective purchaser, assignee or participant.

     7. Severability and Consistency. The illegality, unenforceability or inconsistency of any provision of this Agreement or any instrument or agreement required hereunder shall not in any way affect or impair the legality, enforceability or consistency of the remaining provisions of this Agreement or any instrument or agreement required hereunder. The Loan Documents and this Agreement are intended to be consistent. However, in the event of any inconsistencies between and/or among this Agreement and any of the Loan Documents, such inconsistency shall not affect the validity or enforceability of this Agreement or any of the Loan Documents. In the event of any inconsistency or ambiguity in this Agreement or any of the Loan Documents, this Agreement and the Loan Documents shall not be construed against any one party but shall be interpreted consistent with the Agent's policies and procedures.

     8. Consent to Jurisdiction and Service of Process. The Subordinate Lender irrevocably appoints Ross Rapaport, c/o Pepe & Hazard, 30 Jeliff Lane, Southport, CT 06490-1436 as its attorney upon whom may be served any notice, process or pleading in any action or proceeding against it arising out of or in connection with this Agreement. If service of process cannot be delivered to the Subordinate Lender as specified by statute, the Subordinate Lender agrees that, with court approval, it may be served by regular or certified mail at the address set forth herein. The Subordinate Lender hereby consents and agrees that
(i) any action or proceeding against it may be commenced and maintained in any court within the State of Connecticut or in the United States District Court for the District of Connecticut by service of process on Ross Rapaport and (ii) the courts of the State of Connecticut and the United States District Court for the District of Connecticut shall have jurisdiction with respect to the subject matter hereof and the person of the Subordinate Lender and the Subordinated Liabilities. The Subordinate Lender agrees that any action brought by the Subordinate Lender on account of this Agreement shall be commenced and maintained only in a court in the federal judicial district or county in which the Agent has its principal place of business in Connecticut.

     9. Prejudgment Remedies. The Subordinate Lender hereby acknowledges that the transactions contemplated herein constitute commercial transactions. Pursuant to Section 52-278f of the Connecticut General Statutes, the Subordinate Lender hereby waives and relinquishes all rights to notice and hearing as provided in Sections 52-278a through 52-278g of said Connecticut General Statutes prior to the securing of any prejudgment remedy against the Subordinate Lender in connection with the Liabilities or any of the instruments or documents executed in connection herewith.

     10. Provisions Solely for the Benefit of the Lenders and Agent. The provisions of this Agreement are solely to define the relative rights and obligations of the Lenders and Agent and the Subordinate Lender, and no other person or entity, including, without limitation, any of the Obligors, shall have any rights hereunder or as a result of the provisions hereof.

     11. Agent for Subordinate Lender. The Subordinate Lender's Agent hereby agrees to be bound by the terms and provisions of this Agreement and agrees not to make any payment or distribution or to otherwise take any action which is contrary to the provisions of this Agreement.

     12. Judicial Proceedings; Waivers. THE SUBORDINATE LENDER AND THE AGENT ACKNOWLEDGE AND AGREE THAT (i) ANY SUIT, ACTION OR PROCEEDING, WHETHER CLAIM OR COUNTERCLAIM, BROUGHT OR INSTITUTED BY THE AGENT, THE SUBORDINATE LENDER OR ANY SUCCESSOR OR ASSIGN OF THE AGENT OR THE SUBORDINATE LENDER, ON OR WITH RESPECT TO THIS AGREEMENT OR ANY OTHER LOAN DOCUMENT OR THE DEALINGS OF THE PARTIES WITH RESPECT HERETO, OR THERETO, SHALL BE TRIED ONLY BY A COURT AND NOT BY A JURY AND EACH PARTY WAIVES THE RIGHT TO TRIAL BY JURY; (ii) EACH WAIVES ANY RIGHT IT MAY HAVE TO CLAIM OR RECOVER, IN ANY SUCH SUIT, ACTION OR PROCEEDING, ANY SPECIAL, EXEMPLARY, PUNITIVE OR CONSEQUENTIAL DAMAGES OR ANY DAMAGES OTHER THAN, OR IN ADDITION TO, ACTUAL DAMAGES; AND (iii) THIS SECTION IS A SPECIFIC AND MATERIAL ASPECT OF THIS AGREEMENT AND THE LENDERS WOULD NOT EXTEND CREDIT IF THE WAIVERS SET FORTH IN THIS SECTION WERE NOT A PART OF THIS AGREEMENT.

     13. Counterparts. This Agreement may be executed and delivered in any number of counterparts each of which shall constitute an original, but all of which taken together shall constitute but one and the same agreement. Delivery of an executed signature page to this Agreement by facsimile transmission shall be effective as delivery of a manually signed counterpart of this Agreement.

     IN WITNESS WHEREOF, the Subordinate Lender has executed and delivered to the Agent this Agreement, as of the day and year first above written.

WITNESSED BY:



-------------------------                 --------------------------------------
                                          Ross S. Rapaport, not individually but
                                          as Trustee of the Peter K. Baker Life
                                          Insurance Trust, The John B. Baker
                                          Insurance Trust and u/t/a dated
                                          December 16, 1991 f/b/o Joan Baker
                                          et. al.
                                          Address: c/o Pepe & Hazard LLP
                                                   30 Jelliff Lane
                                                   Southport, CT 06490-1436



-------------------------                 --------------------------------------
                                          Ross S. Rapaport, not individually but
                                          as Trustee of the Peter K. Baker Life
                                          Insurance Trust, The John B. Baker
                                          Insurance Trust and u/t/a dated
-------------------------                 December 16, 1991 f/b/o Joan Baker
                                          et. al., as agent for the Subordinate
                                          Lender
                                          Address: 1050 Buckingham Street
                                                   Watertown, CT 06795


                                          WEBSTER BANK, as Agent


--------------------------                By:______________________
                                             Richard A. O'Brien
                                             Its Senior Vice President
                                             Address:  145 Bank Street
                                                       Waterbury, CT 06702
-------------------------

STATE OF _____________)
                      ) ss: __________                        ___________, 2003
COUNTY OF ____________)

Personally appeared Ross S. Rapaport, not individually but as Trustee of the Peter K. Baker Life Insurance Trust, the John B. Baker Insurance Trust and U/T/A dated December 16, 1991 F/B/O Joan Baker et. al, signer and sealer of the foregoing instrument and acknowledged the same to be his free act and deed as Trustee, before me.

                                             ----------------------------------
                                             Commissioner of the Superior Court
                                             Notary Public
                                             My Commission expires:
                                                                   -------------


STATE OF _____________)
                      ) ss: __________                        ___________, 2003
COUNTY OF ____________)

Personally appeared Ross S. Rapaport, not individually but as Trustee of the Peter K. Baker Life Insurance Trust, the John B. Baker Insurance Trust and U/T/A dated December 16, 1991 F/B/O Joan Baker et. al, as agent for the Subordinate Lender, signer and sealer of the foregoing instrument and acknowledged the same to be his free act and deed as Trustee and agent, before me.

                                              ----------------------------------
                                              Commissioner of the Superior Court
                                              Notary Public
                                              My Commission expires:
                                                                   -------------



STATE OF CONNECTICUT)
                    ) ss: Hartford                               March __, 2003
COUNTY OF HARTFORD  )

Personally appeared Richard A. O'Brien, Senior Vice President of Webster Bank, as Agent, signer and sealer of the foregoing instrument and acknowledged the same to be his free act and deed as such officer and the free act and deed of Webster Bank, as Agent, before me.

                                              ----------------------------------
                                              Commissioner of the Superior Court
                                              Notary Public
                                              My Commission expires:
                                                                   -------------

The Obligors signing below hereby acknowledge receipt of a copy of the foregoing Agreement, waive notice of acceptance thereof by the Agent and Lenders, and agree to be bound by the terms and provisions thereof. The Obligors signing below further agree to make no payments or distributions, or grant any security interest, contrary to the terms and provisions of this Agreement and to do every other act and thing necessary or appropriate to carry out such terms and provisions. Upon the occurrence of any Event of Default, or upon the breach of any representation, covenant or agreement in this Agreement by any of the Obligors or the Subordinated Lender, or in the event of the termination of this Agreement, all of the Senior Liabilities shall, without notice or demand, become immediately due and payable at the option of the Agent and the Agent and Lenders may immediately, without further notice, resort to all of its rights and remedies herein, in any document (including the Loan Agreement and any of the Loan Documents) by and between the Agent or any Lender and any Obligor, or in any in any instrument evidencing any obligation under any such document, at law or in equity.

Dated: As of the ___ day of March, 2003



                                          VERMONT PURE HOLDINGS, LTD.

                                          By:______________________
                                             Name:     Timothy G. Fallon
                                             Title:    Chief Executive Officer
                                             Address:  Catamount Industrial Park
                                                       Route 66
                                                       Randolph, VT 05060

                                          CRYSTAL ROCK SPRING WATER COMPANY

                                          By:______________________
                                             Name:     Timothy G. Fallon
                                             Title:    Chief Executive Officer
                                             Address:  1050 Buckingham Street
                                                       Watertown, CT 06795

                                          VERMONT PURE SPRINGS, INC.

                                          By:______________________
                                             Name:     Timothy G. Fallon
                                             Title:    Chief Executive Officer
                                             Address:  Catamount Industrial Park
                                                       Route 66
                                                       Randolph, VT 05060

                                   SCHEDULE A

                                 Bank Collateral

"Collateral" means Receivables, Inventory, Equipment, Patents, Trademarks, Investment Property, Additional Collateral, and the Premises, but excluding personal property subject to a purchase money lien permitted by Section 6.1 of the Loan Agreement to the extent the terms of such purchase money lien prohibit further liens or encumbrances.

"Additional Collateral" means (i) all General Intangibles, including Payment Intangibles and Software and all Supporting Obligations related thereto, (as such terms are defined in the Uniform Commercial Code as in effect in Connecticut from time to time) of every kind and description of the Obligors, including without limitation federal, state and local tax refund claims of all kinds, whether now existing or hereafter arising; (ii) all of Obligors' Deposit Accounts, Letter of Credit Rights and all Supporting Obligations related thereto (as such terms are defined in the Uniform Commercial Code as in effect in Connecticut from time to time), whether now owned or hereafter created, wherever located, together with the rights to withdraw from said Deposit Accounts and make deposits to the same and the right to draw under Letters of Credit; (iii) all monies, securities, instruments, cash and other property of Obligors and the proceeds thereof, now or hereafter held or received by, or in transit to, any Lender from or for Obligors, whether for safekeeping, pledge, custody, transmission, collection or otherwise, and all of Obligors' deposits (general or special, balances, sums, proceeds and credits of Obligors with any Lender at any time existing); (iv) all interests in real property held or owned by Obligors, including all leasehold interests; (v) all rights under contracts and license agreements for water; (vi) all books, records, customer lists, ledger cards, computer programs, computer tapes, disks, printouts and records, and other property and general intangibles at any time evidencing or relating to any of the foregoing, whether now in existence or hereafter created; (vii) all other personal property and fixtures of the Obligors, whether now existing or hereafter arising or created; and all proceeds of the foregoing and all proceeds of any insurance on the foregoing.

"Equipment" means all Equipment, Farm Products and Fixtures (as such terms are defined in the Uniform Commercial Code as in effect in Connecticut on the date of this Agreement), including all machinery, equipment, furniture, fixtures, tools, parts, supplies and motor vehicles, now owned and hereafter acquired, by Obligors of whatsoever name, nature, kind or description, wherever located, and all additions and accessions thereto and replacements or substitutions therefor, and all proceeds thereof and all proceeds of any insurance thereon.

"Inventory" means all Inventory and Goods and all Supporting Obligations related thereto (as such terms are defined in the Uniform Commercial Code as in effect in Connecticut from time to time) of whatsoever name, nature, kind or description now owned and hereafter acquired by Obligors, wherever located, including without limitation all contract rights with respect thereto and documents representing the same, all goods held for sale or lease or to be furnished under contracts of service, finished goods, raw materials, materials used or consumed by Obligors, parts, supplies, and all wrapping, packaging, advertising and shipping materials and any documents relating thereto, and all labels and other devices, names and marks affixed or to be affixed thereto for purposes of selling or of identifying the same or the seller or manufacturer thereof, and all right, title and interest of Obligors therein and thereto, and all proceeds of the foregoing and all proceeds of any insurance on the foregoing.

"Investment Property" means all investment property (as such term is defined in the Uniform Commercial Code as adopted in Connecticut from time to time) of whatever type or nature now owned or hereafter acquired by the Obligors, including without limitation, all certificated securities, all uncertificated securities, all security entitlements, all security accounts, all commodity contracts, all commodity accounts and all financial assets of every type and nature and all rights thereto or therein, and all financial accounts of every type and nature and all rights thereto or therein, and all Supporting Obligations (as such term is defined in the Uniform Commercial Code as adopted in Connecticut from time to time) related thereto and all proceeds and products thereof, including without limitation, all insurance proceeds and fidelity bond proceeds related thereto.

"Patents" means all of Obligors' right, title and interest, present and future, in and to (a) all letters patent of the United States or any other country, all right, title and interest therein and thereto, and all registrations and recordings thereof, including without limitation applications, registrations and recordings in the United States Patent and Trademark Office or in any similar office or agency of the United States or any state thereof or any other country or any political subdivision thereof, all whether now owned or hereafter acquired by Obligors; and (b) all reissues, continuations, continuations-in-part or extensions thereof and all licenses thereof; and all proceeds of the foregoing and all proceeds of any insurance on the foregoing.

"Premises" means the following real property owned by Obligors:

         Route 66 Factory, Randolph, VT
         Chase Road, Randolph, VT
         North Randolph Road, Randolph, VT
         Alice E. LaFrance, Route 66, Randolph, VT (approximately 5 acres) Gary LaFrance, Route 66, Randolph, VT (approximately 20 acres)

"Receivables" means (i) all of Obligors' now owned and hereafter acquired, present and future, Accounts, Chattel Paper, Documents, Instruments and Supporting Obligations related thereto, (as such terms are defined in the Uniform Commercial Code as in effect in Connecticut from time to time) and contract rights, including without limitation all obligations to Obligors for the payment of money, whether arising out of Obligors' sale of goods or rendition of services or otherwise (all hereinafter called "Accounts") and all proceeds of the foregoing and all proceeds of any insurance on the foregoing;
(ii) all of Obligors' rights, remedies, security and liens, in, to and in respect of the Accounts, present and future, including without limitation, rights of stoppage in transit, replevin, repossession and reclamation and other rights and remedies of an unpaid vendor, lienor or secured party, guaranties or other contracts of suretyship with respect to the Accounts, deposits or other security for the obligation of any debtor or obligor in any way obligated on or in connection with any Accounts, and credit and other insurance, and all proceeds of the foregoing and all proceeds of any insurance on the foregoing; and (iii) all of Obligors' right, title and interest, present and future, in, to and in respect of all goods relating to, or which by sale have resulted in, Accounts, including without limitation all goods described in invoices or other documents or instruments with respect to, or otherwise representing or evidencing any Accounts, and all returned, reclaimed or repossessed goods, and all proceeds of the foregoing and all proceeds of any insurance on the foregoing.

"Trademarks" means all of Obligors' right, title and interest, present and future, in and to (i) all trademarks, trade names, trade styles, service marks, prints and labels on which said trademarks, trade names, trade styles and service marks have appeared or appear, designs and general intangibles of like nature, now existing or hereafter adopted or acquired, all right, title and interest therein and thereto, and all registrations and recordings thereof, including without limitation applications, registrations and recordings in the United States Patent and Trademark Office or in any similar office or agency of the United States, any State thereof, or any other country or any political subdivision thereof, all whether now owned or hereafter acquired by Obligors;
(ii) all reissues,  extensions or renewals thereof and all licenses thereof; and
(iii) the goodwill of the business symbolized by each of the Trademarks, and all customer lists and other records of Obligors relating to the distribution of products bearing the Trademarks; and all proceeds of the foregoing and all proceeds of any insurance on the foregoing.

                                   SCHEDULE B

                         Subordinated Lender Collateral


     The following property, whether now existing or subsequently acquired, and all additions, substitutions, accessions, replacements, proceeds, and products thereof or thereto: all tangible and intangible assets and properties of each of Vermont Pure Holdings, Ltd., a Delaware corporation formerly named "VP Merger Parent, Inc.", Vermont Pure Springs, Inc., a Delaware corporation, Platinum Acquisition Corp., f/k/a Vermont Pure Holdings (each a "Company"), including without limitation all furniture, fixtures, equipment, raw materials, inventory, other goods, accounts, contract rights, rights to the payment of money, insurance refund claims and all other insurance claims and proceeds, tort claims, chattel paper, documents, instruments, securities and other investment property, deposit accounts, rights to proceeds of letters of credit and all general intangibles including, without limitation, all tax refund claims, license fees, patents, patent applications, trademarks, trademark applications, trade names, copyrights, copyright applications, rights to sue and recover for past infringement of patents, trademarks and copyrights, computer programs, computer software, engineering drawings, service marks, customer lists, goodwill, and all licenses, permits, agreements of any kind or nature pursuant to which any Company possesses, uses or has authority to possess or use property (whether tangible or intangible) of others or others possess, use or have authority to possess or use property (whether tangible or intangible) of such Company, and all recorded data of any kind or nature, regardless of the medium of recording including, without limitation, all software, writings, plans, specifications and schematics (each of which terms has the meaning ascribed to in the Uniform Commercial Code, as in effect in the State of Connecticut) (collectively, the "Collateral"); provided that notwithstanding the foregoing, such grant of security interest shall not extend to, and the term "Collateral" shall not include any cash and cash equivalents at any time owned by any Company.

                                                                   Exhibit 10.25


                  ACQUISITION/CAPITAL ASSET LINE OF CREDIT NOTE



$___________                                              Hartford, Connecticut
                                                          March 5, 2003


     FOR VALUE RECEIVED, the undersigned, VERMONT PURE HOLDINGS, LTD., a Delaware corporation with an office located at Catamount Industrial Park, Route 66, Randolph, Vermont 05060 ("Holdings"), CRYSTAL ROCK SPRING WATER COMPANY, a Connecticut corporation with an office at 1050 Buckingham Street, Watertown, Connecticut 06795 ("Crystal Rock"), and VERMONT PURE SPRINGS, INC., a Delaware corporation with an office at Catamount Industrial Park, Route 66, Randolph, Vermont 05060 ("VPS", and collectively with Holdings and Crystal Rock, the "Obligors"), hereby jointly and severally promise to pay to the order of ________________, a _____________ (individually, together with its successors and assigns, the "Lender"), at its office at _____________, __________, ____________ ______ or at such other place as the holder hereof may designate, the principal amount advanced hereunder and remaining unpaid, up to a maximum amount of ____________ MILLION ______________ AND 00/100 DOLLARS ($____________)
(the "Principal Amount") in lawful money of the United States, together with interest on the Principal Amount, beginning on the date hereof, before and after maturity or judgment, at a per annum rate determined as provided in that certain Loan and Security Agreement dated as of the 5th day of March, 2003, as the same may be amended from time to time (as so amended from time to time the "Loan and Security Agreement"), by and among the Obligors, each of the lenders, including the Lender, which is a signatory thereto (collectively, the "Lenders") and Webster Bank, as agent (in such capacity, together with its successors and assigns in such capacity, the "Agent"). All payments shall be made in lawful money of the United States in immediately available funds. All capitalized terms not defined herein shall have the meanings assigned to such terms in the Loan and Security Agreement.

     1. Interest Rate. The interest rate hereunder shall be as set forth in the Loan and Security Agreement.

     2. Requests for Advances. Requests for advances hereunder shall be as set forth in the Loan and Security Agreement.

     3. Payments of Interest. Payments of interest hereunder shall be as set forth in the Loan and Security Agreement.

     4. Payments of Principal. Payments of principal hereunder shall be as set forth in the Loan and Security Agreement.

     5. Prepayments. Prepayments of principal hereunder shall be as set forth in the Loan and Security Agreement.

     6. Costs and Expenses. The Obligors shall pay all taxes levied or assessed on this Note or the debt evidenced hereby against the Lender, together with all costs, expenses and attorneys' and other professional fees incurred in any action to collect and/or enforce this Note or to enforce the Loan and Security Agreement or any other agreement relating to this Note or the Loan and Security Agreement or any other agreement or in any litigation or controversy arising from or connected with the Loan and Security Agreement or any other agreement, or this Note.

     7. Increased Costs. In the event that applicable law, treaty or regulation or directive from any government, governmental agency or regulatory authority, or any change therein or in the interpretation or application thereof, or compliance by the Lender with any request or directive (whether or not having the force of law) from any central bank or government, governmental agency or regulatory authority, shall:

                      a.    subject the Lender to any tax of any kind whatsoever
                           (except taxes on the overall net income of the Lender) with respect to the Loan and Security Agreement, this Note or any of the loans made by it, or change the basis of taxation of payments to the Lender in respect thereof (except for changes in the rate of tax on the overall net income of the Lender);

                      b. impose, modify or hold applicable any reserve, special deposit, compulsory loan or similar requirements against assets held by, deposits or other liabilities in or for the account of, advances, loans or other extensions of credit by, or any other acquisition of funds by, any office of the Lender, including (without limitation) pursuant to Regulations of the Board of Governors of the Federal Reserve System; or

                      c. in the opinion of the Lender, cause this Note, any loan made under this Note or under the Loan and Security Agreement to be included in any calculations used in the computation of regulatory capital standards; or

                      d.   impose on the Lender any other condition;

and the result of any of the foregoing is to increase the cost to the Lender, by an amount that the Lender deems to be material, of making, converting into, continuing and/or maintaining the loans made pursuant to this Note and the Loan and Security Agreement or to reduce the amount of any payment (whether of principal, interest or otherwise) in respect of any of such loans, then, in any case, the Obligors shall promptly pay the Lender, upon its demand, such additional amounts necessary to compensate the Lender for such additional costs or such reduction in payment, as the case may be (collectively the "Additional Costs"). The Lender shall certify the amount of such Additional Costs to the Obligors, and such certification, absent manifest error, shall be deemed conclusive. In determining such amount, the Lender shall use any reasonable averaging and attribution methods.

     8. Indemnity. The Obligors agree to indemnify the Lender and to hold the Lender harmless from any loss (including any of the additional costs referred to above and any lost profits) or expense that it may sustain or incur as a consequence of (i) a default by any Obligor in the payment of the principal of or interest due on this Note, or (ii) the making of a prepayment of the Principal Amount bearing interest based upon the LIBOR Rate on a day which is not the last day of the then current Interest Period applicable thereto, including, but not limited to, in each case any such loss or expense arising from the reemployment of funds obtained by it or from fees, interest or other amounts payable to terminate the deposits from which such funds were obtained. The Agent shall prepare a certificate as to any additional amounts payable to it pursuant to this Section, which certificate shall be submitted by the Lender to the Obligors and shall, absent manifest error, be deemed conclusive.

     9. Lawful Interest. All agreements between Obligors and Lender are hereby expressly limited so that in no event whatsoever, whether by reason of acceleration of maturity of the indebtedness evidenced hereby or otherwise, shall the amount paid or agreed to be paid to Lender for the use or the forbearance of the indebtedness evidenced hereby exceed the maximum permissible under applicable law. As used herein, the term "applicable law" shall mean the law in effect as of the date hereof provided, however, that in the event there is a change in the law which results in a higher permissible rate of interest, then this Note shall be governed by such new law as of its effective date. In this regard, it is expressly agreed that it is the intent of Obligors and Lender in the execution, delivery and acceptance of this Note to contract in strict compliance with the laws of the State of Connecticut from time to time in effect. If, under or from any circumstances whatsoever, fulfillment of any provision hereof or of any of the Loan Documents at the time of performance of such provision shall be due, shall involve transcending the limit of such validity prescribed by applicable law, then the obligation to be fulfilled shall automatically be reduced to the limits of such validity, and if under or from any circumstances whatsoever Lender should ever receive as interest an amount which would exceed the highest lawful rate, such amount which would be excessive interest shall be applied to the reduction of the principal balance evidenced hereby and not to the payment of interest. This provision shall control every other provision of all agreements between Obligors and Lender.

     10. Events of Default. The Obligors agree that the occurrence of an Event of Default under the Loan and Security Agreement shall constitute an Event of Default under this Note. This Note is one of the Acquisition/Capital Asset Line of Credit Notes referred to in, and is entitled to the benefits of, the Loan and Security Agreement. Reference is hereby made to the Loan and Security Agreement for the other terms and conditions relating to the Loan evidenced by this Note which are incorporated in this Note by reference. Upon the occurrence and during the continuance of any Event of Default, the Lender, at its option, may declare all amounts outstanding hereunder, together with accrued interest thereon and all applicable late charges, other amounts due under this Note and all other liabilities and obligations of the Obligors to the Lender to be immediately due and payable, whereupon the same shall become immediately due and payable; all of the foregoing without demand, presentment, protest, notice of dishonor or other notice of any kind, all of which are hereby expressly waived by the Obligors. Failure to exercise such option shall not constitute a waiver of the right to exercise the same in the event of any subsequent default. Notwithstanding the foregoing, upon the occurrence of an Event of Default relating to the bankruptcy or insolvency of any Obligor or any guarantor, all amounts outstanding hereunder, together with accrued interest thereon and all applicable late charges, other amounts due under this Note and all other liabilities and obligations of the Obligors to the Lender shall be immediately due and payable. Upon the occurrence and during the continuance of any Event of Default, without in any way affecting the Agent's or Lender's other rights and remedies, or after maturity or judgment, the interest rate applicable to the outstanding principal balance of this Note shall be as set forth in the Loan and Security Agreement. The Lender shall endeavor to give the Obligors prompt notice of the acceleration of the unpaid balance owed under this Note but failure to give such notice shall not affect any action taken by Lender and Lender shall not incur any liability for any failure to deliver such notice.

     11. Lien and Right of Setoff. Each Obligor hereby grants to Lender a lien, security interest and right of setoff as security for all liabilities and obligations to Lender or any other lender under the Loan and Security Agreement, whether now existing or hereafter arising, upon and against all deposits, credits, collateral and property, now or hereafter in the possession, custody, safekeeping or control of Lender or any entity under common control with Lender, or in transit to any of them. At any time, without demand or notice, Lender may, if an event which constitutes or which with notice or lapse of time, or both, would constitute an Event of Default under this Note, the Loan and Security Agreement or any of the other Loan Documents has occurred and is continuing, set off the same or any part thereof and apply the same to any liability or obligation of any Obligor to Lender or any other lender under the Loan and Security Agreement even though unmatured and regardless of the adequacy of any other collateral securing the Loans. ANY AND ALL RIGHTS TO REQUIRE LENDER TO EXERCISE ITS RIGHTS OR REMEDIES WITH RESPECT TO ANY OTHER COLLATERAL WHICH SECURES THE LOANS, PRIOR TO EXERCISING ITS RIGHT OF SETOFF WITH RESPECT TO SUCH DEPOSITS, CREDITS OR OTHER PROPERTY OF ANY OBLIGOR, ARE HEREBY KNOWINGLY, VOLUNTARILY AND IRREVOCABLY WAIVED.

     12. No Waiver. Failure by the Lender to insist upon the strict performance by Obligors of any terms and provisions herein shall not be deemed to be a waiver of any terms and provisions herein, and the Lender shall retain the right thereafter to insist upon strict performance by the Obligors of any and all terms and provisions of this Note or any agreement securing the repayment of this Note.

     13. Governing Law. This Note shall be governed by the laws of the State of Connecticut.

     14. Replacement Note. Upon receipt of an affidavit of an officer of Lender as to the loss, theft, destruction or mutilation of this Note or any other Loan Document which is not of public record, and, in the case of any such mutilation, upon cancellation of this Note or other Loan Document, or in the case of any such loss, theft or destruction, upon an agreement by the holder thereof to indemnify Obligors for losses in connection therewith, Obligors will issue, in lieu thereof, a replacement Note or other Loan Document in the same principal amount thereof and otherwise of like tenor.

     15. Joint and Several Liability. All obligations, covenants and agreements of the Obligors pursuant to this Note or any of the other Loan Documents shall be the joint and several obligations, covenants and agreements of each of the Obligors.

     16. Agency Agreement. The provisions of this Note and all payments made under this Note shall be subject to the terms of the Agency Agreement.

     17. Prejudgment Remedy and Other Waivers. EACH OBLIGOR ACKNOWLEDGES THAT THE LOAN EVIDENCED BY THIS NOTE IS A COMMERCIAL TRANSACTION AND WAIVES ITS RIGHT TO NOTICE AND HEARING UNDER CHAPTER 903a OF THE CONNECTICUT GENERAL STATUTES, OR AS OTHERWISE ALLOWED BY ANY STATE OR FEDERAL LAW WITH RESPECT TO ANY PREJUDGMENT REMEDY WHICH LENDER MAY DESIRE TO USE, AND FURTHER, WAIVES DILIGENCE, DEMAND, PRESENTMENT FOR PAYMENT, NOTICE OF NONPAYMENT, PROTEST AND NOTICE OF PROTEST, AND NOTICE OF ANY RENEWALS OR EXTENSIONS OF THIS NOTE, ALL SURETYSHIP DEFENSES AND ALL RIGHTS UNDER ANY STATUTE OF LIMITATION. EACH OBLIGOR ACKNOWLEDGES THAT IT MAKES THIS WAIVER KNOWINGLY, VOLUNTARILY, WITHOUT DURESS AND ONLY AFTER CONSIDERATION OF THE RAMIFICATIONS OF THIS WAIVER WITH ITS ATTORNEYS.

     18. Jury Waiver. EACH OBLIGOR AND LENDER MUTUALLY HEREBY KNOWINGLY, VOLUNTARILY AND INTENTIONALLY WAIVE THE RIGHT TO A TRIAL BY JURY IN RESPECT OF ANY CLAIM BASED HEREON, ARISING OUT OF, UNDER OR IN CONNECTION WITH THIS NOTE OR ANY OTHER LOAN DOCUMENTS CONTEMPLATED TO BE EXECUTED IN CONNECTION HEREWITH OR ANY COURSE OF CONDUCT, COURSE OF DEALINGS, STATEMENTS (WHETHER VERBAL OR WRITTEN) OR ACTIONS OF ANY PARTY. THIS WAIVER CONSTITUTES A MATERIAL INDUCEMENT FOR LENDER TO ACCEPT THIS NOTE AND MAKE THE LOAN. EACH OBLIGOR ACKNOWLEDGES THAT IT MAKES THIS WAIVER KNOWINGLY, VOLUNTARILY, WITHOUT DURESS AND ONLY AFTER CONSIDERATION OF THE RAMIFICATIONS OF THIS WAIVER WITH ITS ATTORNEYS.

         IN WITNESS WHEREOF, the Obligors have caused this Note to be duly executed as of the 5th day of March, 2003.


                                             VERMONT PURE HOLDINGS, LTD.


                                             By________________________
                                               Name: Timothy G. Fallon
                                               Title: Chief Executive Officer

                                             CRYSTAL ROCK SPRING WATER COMPANY


                                             By____________________________
                                               Name: Timothy G. Fallon
                                               Title: Chief Executive Officer

                                             VERMONT PURE SPRINGS, INC.


                                             By____________________________
                                               Name: Timothy G. Fallon
                                               Title: Chief Executive Officer

                                                                   Exhibit 10.26

                          REVOLVING LINE OF CREDIT NOTE



$___________                                              Hartford, Connecticut
                                                          March 5, 2003


     FOR VALUE RECEIVED, the undersigned, VERMONT PURE HOLDINGS, LTD., a Delaware corporation with an office located at Catamount Industrial Park, Route 66, Randolph, Vermont 05060 ("Holdings"), CRYSTAL ROCK SPRING WATER COMPANY, a Connecticut corporation with an office at 1050 Buckingham Street, Watertown, Connecticut 06795 ("Crystal Rock"), and VERMONT PURE SPRINGS, INC., a Delaware corporation with an office at Catamount Industrial Park, Route 66, Randolph, Vermont 05060 ("VPS", and collectively with Holdings and Crystal Rock, the "Obligors"), hereby jointly and severally promise to pay to the order of ________________, a _____________ (individually, together with its successors and assigns, the "Lender"), at its office at _____________, __________, ____________ ______ or at such other place as the holder hereof may designate, the principal amount advanced hereunder and remaining unpaid, up to a maximum amount of ____________ MILLION ______________ AND 00/100 DOLLARS ($____________)
(the "Principal Amount") in lawful money of the United States, together with interest on the Principal Amount, beginning on the date hereof, before and after maturity or judgment, at a per annum rate determined as provided in that certain Loan and Security Agreement dated as of the 5th day of March, 2003, as the same may be amended from time to time (as so amended from time to time the "Loan and Security Agreement"), by and among the Obligors, each of the lenders, including the Lender, which is a signatory thereto (collectively, the "Lenders") and Webster Bank, as agent (in such capacity, together with its successors and assigns in such capacity, the "Agent"). All payments shall be made in lawful money of the United States in immediately available funds. All capitalized terms not defined herein shall have the meanings assigned to such terms in the Loan and Security Agreement.

     1. Interest Rate. The interest rate hereunder shall be as set forth in the Loan and Security Agreement.

     2. Requests for Advances. Requests for advances hereunder shall be as set forth in the Loan and Security Agreement.

     3. Payments of Interest. Payments of interest hereunder shall be as set forth in the Loan and Security Agreement.

     4. Payments of Principal. Payments of principal hereunder shall be as set forth in the Loan and Security Agreement.

     5. Prepayments. Prepayments of principal hereunder shall be as set forth in the Loan and Security Agreement.

     6. Costs and Expenses. The Obligors shall pay all taxes levied or assessed on this Note or the debt evidenced hereby against the Lender, together with all costs, expenses and attorneys' and other professional fees incurred in any action to collect and/or enforce this Note or to enforce the Loan and Security Agreement or any other agreement relating to this Note or the Loan and Security Agreement or any other agreement or in any litigation or controversy arising from or connected with the Loan and Security Agreement or any other agreement, or this Note.

     7. Increased Costs. In the event that applicable law, treaty or regulation or directive from any government, governmental agency or regulatory authority, or any change therein or in the interpretation or application thereof, or compliance by the Lender with any request or directive (whether or not having the force of law) from any central bank or government, governmental agency or regulatory authority, shall:

               a. subject the Lender to any tax of any kind  whatsoever  (except taxes on the overall net income of the Lender) with respect to the Loan and Security Agreement, this Note or any of the loans made by it, or change the basis of taxation of payments to the Lender in respect thereof (except for changes in the rate of tax on the overall net income of the Lender);

               b. impose, modify or hold applicable any reserve, special
                  deposit, compulsory loan or similar requirements against assets held by, deposits or other liabilities in or for the account of, advances, loans or other extensions of credit by, or any other acquisition of funds by, any office of the Lender, including (without limitation) pursuant to Regulations of the Board of Governors of the Federal Reserve System; or

               c. in the opinion of the Lender, cause this Note, any loan made under this Note or under the Loan and Security Agreement to be included in any calculations used in the computation of regulatory capital standards; or

               d. impose on the Lender any other condition;

and the result of any of the foregoing is to increase the cost to the Lender, by an amount that the Lender deems to be material, of making, converting into, continuing and/or maintaining the loans made pursuant to this Note and the Loan and Security Agreement or to reduce the amount of any payment (whether of principal, interest or otherwise) in respect of any of such loans, then, in any case, the Obligors shall promptly pay the Lender, upon its demand, such additional amounts necessary to compensate the Lender for such additional costs or such reduction in payment, as the case may be (collectively the "Additional Costs"). The Lender shall certify the amount of such Additional Costs to the Obligors, and such certification, absent manifest error, shall be deemed conclusive. In determining such amount, the Lender shall use any reasonable averaging and attribution methods.

     8. Indemnity. The Obligors agree to indemnify the Lender and to hold the Lender harmless from any loss (including any of the additional costs referred to above and any lost profits) or expense that it may sustain or incur as a consequence of (i) a default by any Obligor in the payment of the principal of or interest due on this Note, or (ii) the making of a prepayment of the Principal Amount bearing interest based upon the LIBOR Rate on a day which is not the last day of the then current Interest Period applicable thereto, including, but not limited to, in each case any such loss or expense arising from the reemployment of funds obtained by it or from fees, interest or other amounts payable to terminate the deposits from which such funds were obtained. The Agent shall prepare a certificate as to any additional amounts payable to it pursuant to this Section, which certificate shall be submitted by the Lender to the Obligors and shall, absent manifest error, be deemed conclusive.

     9. Lawful Interest. All agreements between Obligors and Lender are hereby expressly limited so that in no event whatsoever, whether by reason of acceleration of maturity of the indebtedness evidenced hereby or otherwise, shall the amount paid or agreed to be paid to Lender for the use or the forbearance of the indebtedness evidenced hereby exceed the maximum permissible under applicable law. As used herein, the term "applicable law" shall mean the law in effect as of the date hereof provided, however, that in the event there is a change in the law which results in a higher permissible rate of interest, then this Note shall be governed by such new law as of its effective date. In this regard, it is expressly agreed that it is the intent of Obligors and Lender in the execution, delivery and acceptance of this Note to contract in strict compliance with the laws of the State of Connecticut from time to time in effect. If, under or from any circumstances whatsoever, fulfillment of any provision hereof or of any of the Loan Documents at the time of performance of such provision shall be due, shall involve transcending the limit of such validity prescribed by applicable law, then the obligation to be fulfilled shall automatically be reduced to the limits of such validity, and if under or from any circumstances whatsoever Lender should ever receive as interest an amount which would exceed the highest lawful rate, such amount which would be excessive interest shall be applied to the reduction of the principal balance evidenced hereby and not to the payment of interest. This provision shall control every other provision of all agreements between Obligors and Lender.

     10. Events of Default. The Obligors agree that the occurrence of an Event of Default under the Loan and Security Agreement shall constitute an Event of Default under this Note. This Note is one of the Revolving Line of Credit Notes referred to in, and is entitled to the benefits of, the Loan and Security Agreement. Reference is hereby made to the Loan and Security Agreement for the other terms and conditions relating to the Loan evidenced by this Note which are incorporated in this Note by reference. Upon the occurrence and during the continuance of any Event of Default, the Lender, at its option, may declare all amounts outstanding hereunder, together with accrued interest thereon and all applicable late charges, other amounts due under this Note and all other liabilities and obligations of the Obligors to the Lender to be immediately due and payable, whereupon the same shall become immediately due and payable; all of the foregoing without demand, presentment, protest, notice of dishonor or other notice of any kind, all of which are hereby expressly waived by the Obligors. Failure to exercise such option shall not constitute a waiver of the right to exercise the same in the event of any subsequent default. Notwithstanding the foregoing, upon the occurrence of an Event of Default relating to the bankruptcy or insolvency of any Obligor or any guarantor, all amounts outstanding hereunder, together with accrued interest thereon and all applicable late charges, other amounts due under this Note and all other liabilities and obligations of the Obligors to the Lender shall be immediately due and payable. Upon the occurrence and during the continuance of any Event of Default, without in any way affecting the Agent's or Lender's other rights and remedies, or after maturity or judgment, the interest rate applicable to the outstanding principal balance of this Note shall be as set forth in the Loan and Security Agreement. The Lender shall endeavor to give the Obligors prompt notice of the acceleration of the unpaid balance owed under this Note but failure to give such notice shall not affect any action taken by Lender and Lender shall not incur any liability for any failure to deliver such notice.

     11. Lien and Right of Setoff. Each Obligor hereby grants to Lender a lien, security interest and right of setoff as security for all liabilities and obligations to Lender or any other lender under the Loan and Security Agreement, whether now existing or hereafter arising, upon and against all deposits, credits, collateral and property, now or hereafter in the possession, custody, safekeeping or control of Lender or any entity under common control with Lender, or in transit to any of them. At any time, without demand or notice, Lender may, if an event which constitutes or which with notice or lapse of time, or both, would constitute an Event of Default under this Note, the Loan and Security Agreement or any of the other Loan Documents has occurred and is continuing, set off the same or any part thereof and apply the same to any liability or obligation of any Obligor to Lender or any other lender under the Loan and Security Agreement even though unmatured and regardless of the adequacy of any other collateral securing the Loans. ANY AND ALL RIGHTS TO REQUIRE LENDER TO EXERCISE ITS RIGHTS OR REMEDIES WITH RESPECT TO ANY OTHER COLLATERAL WHICH SECURES THE LOANS, PRIOR TO EXERCISING ITS RIGHT OF SETOFF WITH RESPECT TO SUCH DEPOSITS, CREDITS OR OTHER PROPERTY OF ANY OBLIGOR, ARE HEREBY KNOWINGLY, VOLUNTARILY AND IRREVOCABLY WAIVED.

     12. No Waiver. Failure by the Lender to insist upon the strict performance by Obligors of any terms and provisions herein shall not be deemed to be a waiver of any terms and provisions herein, and the Lender shall retain the right thereafter to insist upon strict performance by the Obligors of any and all terms and provisions of this Note or any agreement securing the repayment of this Note.

     13. Governing Law. This Note shall be governed by the laws of the State of Connecticut.

     14. Replacement Note. Upon receipt of an affidavit of an officer of Lender as to the loss, theft, destruction or mutilation of this Note or any other Loan Document which is not of public record, and, in the case of any such mutilation, upon cancellation of this Note or other Loan Document, or in the case of any such loss, theft or destruction, upon an agreement by the holder thereof to indemnify Obligors for losses in connection therewith, Obligors will issue, in lieu thereof, a replacement Note or other Loan Document in the same principal amount thereof and otherwise of like tenor.

     15. Joint and Several Liability. All obligations, covenants and agreements of the Obligors pursuant to this Note or any of the other Loan Documents shall be the joint and several obligations, covenants and agreements of each of the Obligors.

     16. Agency Agreement. The provisions of this Note and all payments made under this Note shall be subject to the terms of the Agency Agreement.

     17. Prejudgment Remedy and Other Waivers. EACH OBLIGOR ACKNOWLEDGES THAT THE LOAN EVIDENCED BY THIS NOTE IS A COMMERCIAL TRANSACTION AND WAIVES ITS RIGHT TO NOTICE AND HEARING UNDER CHAPTER 903a OF THE CONNECTICUT GENERAL STATUTES, OR AS OTHERWISE ALLOWED BY ANY STATE OR FEDERAL LAW WITH RESPECT TO ANY PREJUDGMENT REMEDY WHICH LENDER MAY DESIRE TO USE, AND FURTHER, WAIVES DILIGENCE, DEMAND, PRESENTMENT FOR PAYMENT, NOTICE OF NONPAYMENT, PROTEST AND NOTICE OF PROTEST, AND NOTICE OF ANY RENEWALS OR EXTENSIONS OF THIS NOTE, ALL SURETYSHIP DEFENSES AND ALL RIGHTS UNDER ANY STATUTE OF LIMITATION. EACH OBLIGOR ACKNOWLEDGES THAT IT MAKES THIS WAIVER KNOWINGLY, VOLUNTARILY, WITHOUT DURESS AND ONLY AFTER CONSIDERATION OF THE RAMIFICATIONS OF THIS WAIVER WITH ITS ATTORNEYS.

     18. Jury Waiver. EACH OBLIGOR AND LENDER MUTUALLY HEREBY KNOWINGLY, VOLUNTARILY AND INTENTIONALLY WAIVE THE RIGHT TO A TRIAL BY JURY IN RESPECT OF ANY CLAIM BASED HEREON, ARISING OUT OF, UNDER OR IN CONNECTION WITH THIS NOTE OR ANY OTHER LOAN DOCUMENTS CONTEMPLATED TO BE EXECUTED IN CONNECTION HEREWITH OR ANY COURSE OF CONDUCT, COURSE OF DEALINGS, STATEMENTS (WHETHER VERBAL OR WRITTEN) OR ACTIONS OF ANY PARTY. THIS WAIVER CONSTITUTES A MATERIAL INDUCEMENT FOR LENDER TO ACCEPT THIS NOTE AND MAKE THE LOAN. EACH OBLIGOR ACKNOWLEDGES THAT IT MAKES THIS WAIVER KNOWINGLY, VOLUNTARILY, WITHOUT DURESS AND ONLY AFTER CONSIDERATION OF THE RAMIFICATIONS OF THIS WAIVER WITH ITS ATTORNEYS.

         IN WITNESS WHEREOF, the Obligors have caused this Note to be duly executed as of the 5th day of March, 2003.


                                               VERMONT PURE HOLDINGS, LTD.


                                             By________________________
                                               Name: Timothy G. Fallon
                                               Title: Chief Executive Officer

                                               CRYSTAL ROCK SPRING WATER COMPANY


                                             By____________________________
                                               Name: Timothy G. Fallon
                                               Title: Chief Executive Officer

                                               VERMONT PURE SPRINGS, INC.


                                             By____________________________
                                               Name: Timothy G. Fallon
                                               Title: Chief Executive Officer

                                                                   Exhibit 10.28


                                                            Webster Bank
                                                            Webster Plaza
                                                            Waterbury, CT 06702

March 14, 2003

Mr. Bruce MacDonald
CFO
Vermont Pure Holdings, Inc
Route 66
Catamount Commercial Park
Randolph, VT 05060

Re: Commercial loan and security agreement dated 10/5/00

Dear Bruce:

Reference is made to Section 1.1 (jjj) of the above referenced loan and security agreement. You, as CFO, have advised Webster Bank that Vermont Pure Holdings will be in violation of the debt service covenant for the period ending 1/31/03 as set forth in section 6.17 and defined in section 1.1 (n) of the above referenced agreement.

Webster Bank hereby consents to a one time waiver of this covenant.

Very Truly Yours,

/s/ Carol Carver

Carol Carver
Vice President

Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss.1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report on Form 10-Q of Vermont Pure Holdings, Ltd. (the "Company") for the quarter ended January 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned Chief Executive Officer of the Company, certifies, to the best knowledge and belief of the signatory, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

                  (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

                  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Timothy G. Fallon
Timothy G. Fallon
Chief Executive Officer

Date: March 17, 2003

Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss.1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report on Form 10-Q of Vermont Pure Holdings, Ltd. (the "Company") for the quarter ended January 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned Chief Financial Officer of the Company, certifies, to the best knowledge and belief of the signatory, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

                  (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

                  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Bruce S. MacDonald
Bruce S. MacDonald
Chief Financial Officer

Date: March 17, 2003