Form 10-Q
period 2003-04-30
VERMONT PURE HOLDINGS LTD/DE
filed 2003-06-16
CIK 1123316

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended April 30, 2003
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

                  Yes [X]                       No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     Outstanding at
           Class                                     June 10, 2003
           -----                                     --------------

Common Stock, $.001 Par Value                          21,271,536

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                                      INDEX

                                                                                     Page Number
Part I - Financial Information

         Item 1.  Financial Statements

                           Condensed Consolidated Balance Sheets
                           as of April 30, 2003 (unaudited) and
                           October 31, 2002                                                 3

                           Condensed Consolidated Statements of
                           Operations (unaudited) for the Three and Six
                           Months ended April 30, 2003 and 2002                             4

                           Condensed Consolidated Statements of Cash
                           Flows (unaudited) for the Six Months ended
                           April 30, 2003 and 2002                                          5

                           Notes to Condensed Consolidated Financial
                           Statements (unaudited)                                        6-14

         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operations                                                   15-22

         Item 3.           Quantitative and Qualitative Disclosures
                           About Market Risk                                            22-23

         Item 4.           Controls and Procedures                                      23-24

Part II - Other Information                                                             25-30

         Item 1.           Legal Proceedings

         Item 2.           Changes in Securities

         Item 3.           Defaults upon Senior Securities

         Item 4.           Submission of Matters to a Vote of Security Holders

         Item 5.           Other Information

         Item 6.           Exhibits and Reports on Form 8-K

Signatures and Certifications                                                           31-36

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              April 30,             October 31,
                                                                                2003                   2002
                                                                         ------------------      -----------------
                                                                            (unaudited)
                                 ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                               $        1,265,214      $         652,204
 Accounts receivable - net                                                        8,378,586              7,547,444
 Inventories                                                                      3,951,143              4,067,740
 Current portion of deferred tax asset                                            1,636,000              2,356,000
 Other current assets                                                             1,570,362              1,202,064
                                                                         ------------------      -----------------

  TOTAL CURRENT ASSETS                                                           16,801,305             15,825,452
                                                                         ------------------      -----------------

PROPERTY AND EQUIPMENT - net of accumulated depreciation                         20,988,223             21,676,520
                                                                         ------------------      -----------------

OTHER ASSETS:
 Goodwill                                                                        70,585,287             70,427,887
 Other intangible assets - net of accumulated amortization                          683,491                648,089
 Deferred tax asset                                                                 851,000                479,000
 Other assets                                                                       235,865                277,123
                                                                         ------------------      -----------------

  TOTAL OTHER ASSETS                                                             72,355,643             71,832,099
                                                                         ------------------      -----------------

TOTAL ASSETS                                                             $      110,145,171      $     109,334,071
                                                                         ==================      =================

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current portion of long term debt                                       $        2,672,111      $       4,881,817
 Accounts payable                                                                 4,376,848              3,508,062
 Accrued expenses                                                                 2,022,118              2,640,226
 Current portion of customer deposits                                               187,370                178,937
 Unrealized loss on derivatives                                                     599,958                842,898
                                                                         ------------------      -----------------

  TOTAL CURRENT LIABILITIES                                                       9,858,405             12,051,940

 Long term debt, less current portion                                            48,446,132             46,539,557
 Customer deposits                                                                2,935,462              2,803,340
                                                                         ------------------      -----------------

  TOTAL LIABILITIES                                                              61,239,999             61,394,837
                                                                         ------------------      -----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock - $.001 par value, 500,000
  authorized shares, none issued and outstanding                                          -                      -
 Common stock - $.001 par value, 50,000,000
  authorized shares, 21,271,536 shares and 21,235,927 shares issued and outstanding at April 30, 2003 and at October 31, 2002,
  repectively.                                                                       21,272                 21,236
 Additional paid-in capital                                                      57,151,783             57,023,093
 Accumulated deficit                                                             (7,667,925)            (8,262,197)
 Accumulated other comprehensive loss                                              (599,958)              (842,898)
                                                                         ------------------      -----------------
  TOTAL STOCKHOLDERS' EQUITY                                                     48,905,172             47,939,234
                                                                         ------------------      -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $      110,145,171      $     109,334,071
                                                                         ==================      =================

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Three months ended April 30,     Six months ended April 30,
                                                            ----------------------------    ----------------------------
                                                                2003            2002            2003            2002
                                                            ------------    ------------    ------------    ------------
                                                                     (unaudited)                     (unaudited)
NET SALES                                                   $ 18,067,109    $ 17,530,696    $ 33,144,542    $ 32,222,859

COST OF GOODS SOLD                                             9,466,712       8,697,656      16,864,992      15,428,271
                                                            ------------    ------------    ------------    ------------

GROSS PROFIT                                                   8,600,397       8,833,040      16,279,550      16,794,588
                                                            ------------    ------------    ------------    ------------

OPERATING EXPENSES:
 Selling, general and administrative expenses                  6,390,158       6,156,187      12,467,148      12,223,954
 Advertising expenses                                            282,479         371,093         582,245         698,394
 Amortization                                                     42,416          58,051          78,349         116,102
                                                            ------------    ------------    ------------    ------------

TOTAL OPERATING EXPENSES                                       6,715,053       6,585,331      13,127,742      13,038,450
                                                            ------------    ------------    ------------    ------------

INCOME FROM OPERATIONS                                         1,885,344       2,247,709       3,151,808       3,756,138
                                                            ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
    Interest                                                  (1,061,900)     (1,197,437)     (2,149,074)     (2,382,606)
    Miscellaneous                                                (13,272)            250          (9,461)        203,950
                                                            ------------    ------------    ------------    ------------

TOTAL OTHER EXPENSE, NET                                      (1,075,172)     (1,197,187)     (2,158,535)     (2,178,656)
                                                            ------------    ------------    ------------    ------------

INCOME BEFORE INCOME TAX EXPENSE                                 810,172       1,050,522         993,273       1,577,482

INCOME TAX EXPENSE                                               322,824         420,775         399,000         637,696
                                                            ------------    ------------    ------------    ------------

NET INCOME                                                  $    487,348    $    629,747    $    594,273    $    939,786
                                                            ============    ============    ============    ============

NET INCOME (LOSS) PER SHARE - BASIC                         $       0.02    $       0.03    $       0.03    $       0.04
                                                            ============    ============    ============    ============
NET INCOME (LOSS) PER SHARE - DILUTED                       $       0.02    $       0.03    $       0.03    $       0.04
                                                            ============    ============    ============    ============

WEIGHTED AVERAGE SHARES USED IN COMPUTATION - BASIC           21,271,536      21,078,419      21,265,602      21,074,639
                                                            ============    ============    ============    ============
WEIGHTED AVERAGE SHARES USED IN COMPUTATION - DILUTED         21,678,293      22,174,053      21,845,098      22,167,145
                                                            ============    ============    ============    ============

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Six months ended April 30,
                                                                                     ---------------------------
                                                                                         2003           2002
                                                                                     ------------   ------------
                                                                                             (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                          $    594,273   $    939,786

 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                          2,487,819      2,103,936
  Amortization                                                                             78,348        116,102
  Change in deferred tax asset                                                            348,000              -
  Gain on disposal of property and equipment                                               12,011        (19,475)
  Non cash compensation                                                                    38,997         52,400

 Changes in assets and liabilities (net of effect of acquisitions):
  Accounts receivable                                                                  (1,362,142)    (1,614,353)
  Inventories                                                                             116,596       (292,226)
  Other current assets                                                                   (367,898)     1,404,791
  Other assets                                                                            (49,967)       193,260
  Accounts payable                                                                        868,786       (472,999)
  Accrued expenses                                                                         53,448        164,518
                                                                                     ------------   ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                               2,818,271      2,575,740
                                                                                     ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                                            (1,890,171)    (2,726,068)
  Proceeds from sale of property and equipment                                             78,637         20,000
  Cash used for acquisitions - net of cash acquired                                      (180,325)    (4,987,073)
                                                                                     ------------   ------------
NET CASH USED IN INVESTING ACTIVITIES                                                  (1,991,859)    (7,693,141)
                                                                                     ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit borrowings                                               1,866,433      3,865,706
  Proceeds from debt                                                                    1,543,348      4,200,000
  Principal payments line of credit                                                    (1,866,433)    (2,240,706)
  Principal payments of debt                                                           (1,846,479)    (1,980,952)
  Exercise of stock options                                                                     -        272,613
  Proceeds from sale of common stock                                                       89,729         97,046
                                                                                     ------------   ------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                      (213,402)     4,213,707
                                                                                     ------------   ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      613,022       (903,694)

CASH AND CASH EQUIVALENTS - beginning of year                                             652,204      1,099,223
                                                                                     ------------   ------------

CASH AND CASH EQUIVALENTS  - end of period                                           $  1,265,214   $    195,529
                                                                                     ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest                                                               $  2,173,846   $  2,305,171
                                                                                     ============   ============

Cash paid for income taxes                                                           $    157,531   $    719,556
                                                                                     ============   ============

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the combined condensed financial position, results of operations, and cash flows for the periods presented. The results have been determined on the basis of generally accepted accounting principles and practices of the United States of America, applied consistently with the Annual Report on Form 10-K of Vermont Pure Holdings, Ltd. (the "Company") for the year ended October 31, 2002.

         Certain information and footnote disclosures normally included in consolidated financial statements presented in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto incorporated by reference from the Company's Annual Report on Form 10-K for the year ended October 31, 2002. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

2.       RECENT ACCOUNTING PRONOUNCEMENTS

         On April 30, 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No.13, and Technical Corrections." The rescission of SFAS No.4, "Reporting Gains and Losses from Extinguishments," and SFAS No.64, "Extinguishments of Debt made to Satisfy Sinking Fund Requirements," which amended SFAS No.4, will affect income statement classification of gains and losses from extinguishment of debt. SFAS No.4 requires that gains and losses from extinguishment of debt be classified as an extraordinary item, if material. Under SFAS No. 145, extinguishment of debt is now considered a risk management strategy by the reporting enterprise and the FASB does not believe it should be considered extraordinary under the criteria in APB Opinion No.30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in APB Opinion No. 30. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. With adoption of this pronouncement, extinguishments of debt will be classified under the criteria in APB Opinion No. 30.

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

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has adopted this pronouncement and is complying by continuing to apply Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," prominently disclosing the method of accounting for stock based compensation in annual and interim financial statements, and disclosing the effect of the method used on financial results.

         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Pro-forma information regarding net income and net income per share is presented below as if the Company had accounted for its employee stock options under the fair value method using SFAS No. 123, net of tax; such pro-forma information is not necessarily representative of the effects on reported net income for future years due primarily to option vesting periods and to the fair value of additional options in future years.

                                         Three Months Ended             Six Months Ended
                                              April 30,                     April 30,
                                         2003           2002           2003           2002
                                     ------------   ------------   ------------   ------------
Net Income - As Reported             $    487,348   $    629,747   $    594,273   $    939,786
Deduct: Fair Value of Options -
 net of tax                                93,875         90,405        139,891        293,429
                                     ------------   ------------   ------------   ------------
Pro Forma Net Income                 $    393,473   $    539,342   $    454,382   $    646,357
                                          =======        =======        =======        =======
Basic Net Income Per Share:
              As Reported            $        .02   $        .03   $        .03   $        .04
                                              ===            ===            ===            ===
              Pro Forma              $        .02   $        .03   $        .02   $        .03
                                              ===            ===            ===            ===

Diluted Net Income Per Share:
              As Reported            $        .02   $        .03   $        .03   $        .04
                                              ===            ===            ===            ===
              Pro Forma              $        .02   $        .02   $        .02   $        .03
                                              ===            ===            ===            ===

         There were no stock options granted during the three month periods ended April 30, 2003 and 2002. The Company did not recognize compensation cost for the stock options granted during the six months ended April 30, 2003 and 2002 because the exercise price equaled the Company's stock price on the market at the date of grant. The weighted average fair value of the options granted for the respective six month periods, using the Black-Scholes option pricing model, was $1.70 and $2.26, respectively.

         Assumptions used for estimating the fair value of the option on the date of grant under the Black-Scholes option pricing model are as follows for the three and six month periods ending April 30, 2003 and 2002:

                                      2003             2002
                                      ----             ----
Expected Dividend Yield              0%               0%
Expected Life                        5 Years          5 Years
Risk free Interest Rate              5.7%             5.7%
Volatility                           36%              53%

         In April 2003, the Company's shareholders approved an increase in the authorized numbers of shares to be issued from its 1998 Incentive and Non-Statutory Stock Option Plan from 1,500,000 to 2,000,000.

         In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The recognition and measurement provisions are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted this pronouncement during the quarter. The Company did have any transactions requiring disclosure under this pronouncement for the reported periods.

         In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities". FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of this interpretation is not expected to have a material impact on the Company's consolidated financial statements.

         In April 2003, FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS 133. FAS 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. The Company is currently assessing the financial impact of adopting FAS 149 in fiscal year 2003.

         On May 15, 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 affects the issuer's accounting for three types of freestanding financial instruments.

     * Mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets.

     * Instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets; includes put options and forward purchase contracts.

     * Obligations that can be settled with shares, the monetary value of which is fixed, tied solely or * predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares.

         SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not yet completed its analysis of SFAS 150; however, it believes that it is currently substantially in compliance with the requirements of SFAS 150.

3.       SEGMENTS

         The Company prepares detailed information to evaluate its operations on a segment basis. It accounts for the business in three separate segments, "Retail", "Retail-Gallons" and "Home and Office". The Retail
         - Gallons segment is a new segment being reported for the six month period ending April 30, 2003.

         The segments are identifiable based on the types of products and their distribution channels.

         Retail - Characterized by the sale of water in small, portable containers that are constructed from clear polyethylene terephthalate PET plastic. Bottle sizes range from 8 oz. to 1.5 L. These products are sold to wholesale beverage distributors, supermarkets and convenience stores.

         Retail - Gallons - Characterized by the sale of water in medium-sized, portable containers that are constructed from HDPE plastic. Bottle sizes range from 1 gallon to 2.5 gallon. These products are sold to supermarket chains. The Company has this product packed by other companies and there is a different distribution pattern from other retail products as well as a distinct retail customer base.

         Home and Office - Characterized by the sale of five-gallon reusable bottles of water and rental of water coolers delivered by the Company's trucks and employees, and other products that are sold through this distribution channel which are ancillary to the primary product, such as office refreshments.

         The Company allocates costs directly when possible and uses various applicable allocation methods to allocate shared costs. There are no inter-segment revenues for the periods reported.

         For the three months ended April 30,

                                Home & Office            Retail           Retail - Gallons            Total
                                -------------            ------           ----------------            -----
(000's $)                      2003       2002       2003       2002       2003       2002       2003       2002
                             -------    -------    -------    -------    -------    -------    -------    -------
Sales                         11,923     11,927      5,378      5,084        766        520     18,067     17,531
Cost of Goods Sold             4,844      4,514      4,013      3,804        610        379      9,467      8,697
                             -------    -------    -------    -------    -------    -------    -------    -------
Gross Profit                   7,079      7,413      1,365      1,280        156        141      8,600      8,834
Operating Expenses             5,229      5,144      1,399      1,325         87        116      6,715      6,585
                             -------    -------    -------    -------    -------    -------    -------    -------
Operating Income (Loss)        1,850      2,269        (34)       (45)        69         25      1,885      2,249
Interest (Expense)              (765)      (862)      (262)      (257)       (35)       (78)    (1,062)    (1,197)
Other Income (Loss)               10                   (23)                                        (13)
                             -------    -------    -------    -------    -------    -------    -------    -------
Income (Loss) Before Taxes     1,095      1,407       (319)      (302)        34        (53)       810      1,052
                             =======    =======    =======    =======    =======    =======    =======    =======

         For the six months ended April 30,

                                Home & Office            Retail           Retail - Gallons            Total
                                -------------            ------           ----------------            -----
(000's $)                      2003       2002       2003       2002       2003       2002       2003       2002
                             -------    -------    -------    -------    -------    -------    -------    -------
Sales                         23,441     23,482      8,572      8,221      1,131        520     33,144     32,223
Cost of Goods Sold             9,668      8,980      6,315      6,069        882        379     16,865     15,428
                             -------    -------    -------    -------    -------    -------    -------    -------
Gross Profit                  13,773     14,502      2,257      2,152        249        141     16,279     16,795
Operating Expenses            10,461     10,486      2,510      2,436        157        116     13,128     13,038
                             -------    -------    -------    -------    -------    -------    -------    -------
Operating Income (Loss)        3,312      4,016       (253)      (284)        92         25      3,151      3,757
Interest (Expense)            (1,548)    (1,715)      (531)      (589)       (70)       (78)    (2,149)    (2,382)
Other Income                      14                   (23)       204                               (9)       204
                             -------    -------    -------    -------    -------    -------    -------    -------
Income (Loss) Before Taxes     1,778      2,301       (807)      (669)        22        (53)       993      1,579
                             =======    =======    =======    =======    =======    =======    =======    =======

4.       DEBT

         During the six months ended April 30, 2003 the Company borrowed approximately $1,900,000 from its working capital line of credit with Webster Bank. As of April 30, 2003 there was no outstanding obligation under this facility. In addition, letters of credit totaling

         $636,264 secured by the line were issued on the Company's behalf, reducing the availability of the line by that amount.

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

         The new agreement amortizes the payback of the existing debt over five years and amortizes the payback of the new acquisition debt for three years after the first two years. During the first two years, interest only is paid on a monthly basis for amounts drawn down for acquisitions and sub-debt repayment. The operating line of credit will be renewed for two years for a total of $6,500,000. Interest on all borrowings will be tied to the Company's performance but start off at the 30 day LIBOR plus 200 basis points.

         Use of the proceeds related to acquisitions and retirement of sub-debt are restricted by the Company's attainment of certain covenants, requirements, and projections.

         Compliance with Financial Covenants of the Company's Bank Agreement

         The Company's Loan and Security agreement requires that it be in compliance with certain financial covenants at the end of each fiscal quarter. The Company was in compliance with all of its financial covenants at the end of the second quarter.

5.       COMPREHENSIVE INCOME

         The following table summarizes the computations reconciling net income to comprehensive income for the three months ended April 30, 2003:

                                                         Three Months Ended                   Six Months Ended
                                                             April  30,                          April 30,
                                                      2003              2002              2003              2002
                                                  ------------      ------------      ------------      ------------
Net Income                                        $    487,348      $    629,747      $    594,273      $    939,786
Other Comprehensive Income
Unrealized gain on derivatives designated as
    cash flow hedges.                                  146,628            95,523           242,940           257,268
                                                  ------------      ------------      ------------      ------------
Comprehensive Income                              $    633,976      $    725,270      $    837,213      $  1,197,054
                                                  ============      ============      ============      ============

6.       STOCK

         Stock Issued to Directors

         The Company issued 9,285 and 12,105 of its common shares to Directors in lieu of cash for board fees in the first six months of fiscal years 2003 and 2002, respectively. Shares were issued based on the market price on the date of issuance.

         Employee Stock Purchase Plan

         On June 15, 1999 the Company's stockholders approved the "Vermont Pure Holdings, Ltd. 1999 Employee Stock Purchase Plan." On January 1, 2001, employees commenced participation in the plan. The total number of common shares issued under this plan during the six months ended April 30, 2003 was 26,325.

7.       OPERATING LEASES

         The Company's operating leases consist of trucks, office equipment and rental property.

         Future minimum rental payments over the terms of various lease contracts are approximately as follows:

For the fiscal year ending October 31,:
2004                                            $1,702,000
2005                                             1,480,000
2006                                             1,186,000
2007                                               959,000
Thereafter                                       1,770,000
                                                ----------
Total                                           $7,097,000
                                                ----------

8.       INVENTORIES

         Inventories consisted of the following:

                                                   April 30,      October 31,
                                                     2003            2002
                                                     ----            ----
Raw Materials                                     $1,196,612      $1,289,553
Finished Goods                                     2,754,531       2,778,187
                                                  ----------      ----------
Total Inventory                                   $3,951,143      $4,067,740
                                                  ==========      ==========

9.       SHIPPING & HANDLING COSTS

         The Company classifies shipping and handling costs as a component of selling, general and administrative expenses. Shipping and handling costs were approximately $894,000 and

         $662,000 for the six months, and $284,000 and $237,000 for the three months ending April 30, 2003, and 2002, respectively. The Company does not charge these costs to its customers.

10.      EARNINGS PER SHARE AND WEIGHTED AVERAGE SHARES

         The Company considers outstanding in-the-money stock options as potential common stock in its calculation of diluted earnings per share and uses the treasury stock method to calculate the applicable number of shares. The following calculation provides the reconciliation of the denominators used in the calculation of basic and fully diluted earnings per share:

                                          Three Months Ended                  Six Months Ended
                                               April 30,                          April 30,
                                         2003             2002             2003             2002
                                     -----------      -----------      -----------      -----------
Net Income                           $   487,348      $   629,747      $   594,273      $   939,786
                                     -----------      -----------      -----------      -----------
Denominator:
Basic Weighted Average Shares
  Outstanding                         21,271,536       21,078,419       21,265,602       21,074,639
Effect of Stock Options                  406,757        1,095,634          579,496        1,092,506
                                     -----------      -----------      -----------      -----------
Diluted Weighted Average Shares
  Outstanding                         21,678,293       22,174,053       21,845,098       22,167,145
                                     -----------      -----------      -----------      -----------
Basic Earnings Per Share             $       .02      $       .03      $       .03      $       .04
                                     ===========      ===========      ===========      ===========
Diluted Earnings Per Share           $       .02      $       .03      $       .03      $       .04
                                     ===========      ===========      ===========      ===========

11.      CONTINGENCY

         Litigation Settlement

         On July 27, 2000 the Company filed a lawsuit in Vermont Federal District Court against Descartes Systems/Endgame Solutions for non-performance under a professional services agreement. In the suit, the Company alleged that the vendor did not adequately perform the services rendered in connection with approximately $500,000 of unpaid billings. Descartes filed a motion to dismiss the case arguing that the Vermont Federal District Court is not the proper jurisdiction due to the fact that Descartes is located in Ontario Canada and that the case should be arbitrated there. In an order dated April 11, 2001, the District Court granted Descartes' Motion to dismiss the case. In September 2002, the parties agreed to limit damages to $200,000 for the Company and $400,000 to Descartes and agreed to binding arbitration. In January 2003, the Company agreed to pay $50,000 to Descartes in full settlement of the litigation. In conjunction with the settlement, the parties released each other from any further liability in the case. A gain of $150,000 was recognized in the first quarter of 2003 since the Company had set up a reserve for settlement of the suit that exceeded the final amount paid. The gain has been included as a reduction of selling, general and administrative expenses.

12.      SUBSEQUENT EVENTS

         Interest Rate Hedge

         On June 11, 2003, the Company entered into an interest rate "swap" agreement with Webster Bank in the notional amount of $10 million. The underlying debt for this agreement is the loan and security agreement with the bank (see footnote 4). The "swap" agreement fixes the interest rate for the notional amount for three years at 1.74% plus the interest rate spread defined by the agreement, currently 2%.

         Tax Audit

         The Company is currently undergoing a routine audit by the Internal Revenue Service related to federal income tax for its Crystal Rock subsidiary. Currently, there is no reliable estimate to indicate what the results of this audit will be.

PART I - Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto as filed in our Annual Report on Form 10-K for the year ended October 31, 2002 as well as the condensed consolidated financial statements and notes contained herein.

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

                              Results of Operations

For the Three Months Ended April 30, 2003 (Second Quarter)

Sales - Sales for the second quarter of fiscal year 2003 were $18,067,000 compared to $17,531,000 for the same period of fiscal year 2002, an increase of $536,000, or 3%.

Sales for the home and office segment for the second quarter of fiscal 2003 were $11,923,000 compared to $11,927,000 for the corresponding period of fiscal year 2002, a decrease of $4,000. The relatively flat sales for the quarter are reflective of a sluggish economy, particularly in our core southern New England market. The economic environment has resulted in lower market demand and increased competitive pressure for products in this segment. This resulted in lower prices and volume for water related products. Of the total home and office segment sales for the quarter, water sales totaled $5,886,000, a 1% decrease from the same period a year ago, equipment rental totaled $2,123,000, a 2% decrease over the same period a year ago, and sales of coffee and other products totaled $3,914,000, a 3% increase compared to the same period a year ago. The increase in these ancillary product sales reflects a recovery to more normal sales patterns compared to a year ago.

Sales of water in the one-gallon size have increased significantly over the last year. We introduced the product to satisfy the needs of new private label PET customers. Because the product has different production and distribution and a distinct retail customer base, the inclusion of this business into the retail reporting segment has noticeably altered the quantitative reporting of the segment in the past year. Consequently, we have chosen to report results for the one-gallon size in a separate segment. Sales for this segment were $766,000 for the second quarter of fiscal year 2003 compared to $520,000 for the same period a year ago, an increase of $246,000. The increase is attributable to increased demand and new customers.

Sales for the retail segment, which included both private label and branded products, for the second quarter of fiscal 2003 were $5,378,000 compared to $5,084,000 for the corresponding period of fiscal year 2002, an increase of $294,000 or 6%. For the second quarter of the fiscal year, sales of private label brands increased 36% compared to the second quarter a year ago. The increase is attributable to the strength of market share for private label brands in the category as well as the addition of new accounts. In our branded business, the increasingly competitive nature of the branded retail business and limited distribution options resulted in significantly lower sales for our brands. Sales of the Vermont Pure and Hidden Spring brands decreased 43% and 11%, respectively, compared to the second quarter a year ago. Average selling prices of retail-size products for the second quarter decreased 12% compared to the corresponding period in fiscal year 2002. The decrease in average selling price was primarily attributable to price competition in the category. Sales volume, in cases, increased 31% for the second quarter over the same period last year.

Cost of Goods Sold/Gross Profit - For the second quarter of fiscal year 2003, cost of goods sold was $9,467,000 compared to $8,698,000 for the same period in fiscal 2002, an increase of $769,000, or 9%. Gross profit for the second quarter was $8,600,000 compared to $8,833,000 for the corresponding period a year ago, a decrease of $233,000, or 3%. The decrease in gross profit is primarily the result of lower sales for our higher margin products as well as higher cost of sales. As a percentage of sales, gross profit for the second quarter was 48% in 2003 and 50% in 2002. The decrease in the percentage is a result of a higher sales mix of retail-size products and a lower gross profit rate on those products.

Gross profit for the home and office segment was $7,079,000, or 59% of sales, in the second quarter of fiscal 2003 compared to $7,413,000, or 62% of sales, for the comparable period in 2002. The decrease in gross profit for the home and office segment is attributable to lower sales of our higher margin water-related products. The lower sales of these products were a result of both lower sales volume and average selling prices. In addition, increased cost of sales lowered margins. Increases in insurance and employee benefits and higher service costs associated with maintaining a consistent customer base with lower sales volume per customer contributed significantly to higher costs during the quarter.

Gross profit for the retail gallon segment increased to $156,000 in the second quarter of fiscal 2003 from $141,000 in the corresponding period a year ago as a result of higher sales volume. However, a decrease in average selling prices due to competitive pressures caused gross margin as a percentage of sales to decrease to 20% from 27% for the respective quarters.

Gross profit for the retail segment was $1,365,000, or 25% of sales, in the second quarter of fiscal 2003 compared to $1,280,000, or 25% of sales, for the comparable period in 2002. The increase in gross profit for the retail segment, in absolute terms, was the result of higher sales volume, while gross profit, as a percentage of sales, stayed the same in light of lower average selling prices, a direct result of the competitive environment.

Operating Expenses - For the second quarter of fiscal year 2003, compared to the corresponding period in fiscal year 2002, total operating expenses were $6,715,000 and $6,585,000, respectively, an increase of $130,000, or 2%.
Selling, general and administrative expenses ("SG&A") increased by $234,000, or 4%, for the second quarter compared to the corresponding period a year ago. Home and office SG&A expenses increased $164,000, or 3% and SG&A expenses in the retail segments increased $70,000, or 5%. The increase in SG&A expenses was primarily due to increased retail sales for the period resulting in higher freight and warehouse costs, increased sales personnel in the home and office segment and administrative costs. Increased administrative costs include insurance and employee benefits that are reflective of the market for those products as well as legal and accounting costs related to increased regulation for public companies.

Advertising and promotional expenses decreased $89,000, or 24%, during the first quarter of 2002 compared to the corresponding period a year earlier. Promotion and advertising costs in the home and office and retail segments decreased $34,000 and $55,000 compared to the same period a year ago, respectively. The decrease reflects the limited retail distribution opportunities (discussed above) for our branded products and an increase in the direct sales effort in the home and office segment.

For the second quarter of fiscal year 2003, amortization decreased $16,000 for the same period a year ago. The decrease was a result of the expiration of the term of certain agreements associated with acquisitions in prior years. All amortization is accounted for in the home and office segment.

Income from Operations - Income from operations for the second quarter of fiscal 2003 was $1,885,000 as compared to $2,248,000 for the corresponding period last year, a decrease of $363,000 or 16%. The decrease in income is attributable to lower operating margins. Income from operations in the home and office segment decreased to $1,850,000 in the second quarter of 2003 from $2,269,000 in the second quarter of 2002 primarily due to lower sales prices and volume, and higher cost of sales. Income from operations in the retail-gallons segment increased to $69,000 in the second quarter of 2003 compared to income of $25,000 in the second quarter of 2002 as a result of higher sales volume for the period. The loss from operations in the retail segment decreased to $34,000 in the second quarter of 2003 compared to $45,000 in the second quarter of 2002 as a result of the net effect of higher sales volume but lower average selling prices for the period.

Other Income/Expense - Interest expense decreased $135,000 to $1,062,000 in the second quarter of fiscal 2003 from $1,197,000 in the second quarter of fiscal year 2002. The decrease in interest expense was a result of significantly lower market interest rates on the variable rate senior debt. There was $13,000 of miscellaneous expense in the quarter related to losses on sales of miscellaneous assets.

Income Before Income Taxes - Net income before taxes for the second quarter of fiscal year 2003 was $810,000 compared to net income before taxes of $1,051,000 for the corresponding period last year. The decrease of $241,000 is due to the fact that lower interest charges did not offset the effect of lower operating margins.

Income Tax/Net Income - Income tax expense was accrued at an effective rate of 40% for the second quarter of 2003 and 2002 resulting in tax expense of $323,000 and $421,000, respectively. Net income for the quarter was $487,000, or $02 per share (basic and diluted) in 2003 compared to $630,000, or $03 per share (basic and diluted) in 2002, a decrease of $143,000, or $.01 per share.

For the Six Months Ended April 30, 2002 (First Half)

Sales - Sales for the first half of fiscal year 2003 were $33,144,000 compared to $32,223,000 for fiscal year 2002, an increase of $921,000, or 3%.

Sales for the home and office segment for the first half of fiscal 2003 were $23,441,000 compared to $23,482,000 for the corresponding period of fiscal year 2002, a decrease of $41,000. The small decrease in sales is attributable to the decrease in average selling prices and volume for water-related products which did not offset the increase in the sales of other products. Of the total home and office segment sales for the six month period, water sales totaled $11,334,000, a decrease of 1% from the same period a year ago, equipment rental was $4,270,000, a decrease of 2% from the same period a year ago and sales of coffee and other products were $7,837,000, an increase of 2% compared to the same period a year ago. The decrease in water-related sales is a result of lower sales volume due to economic conditions and lower average selling prices due to competition in the marketplace. The increase in other products compares to a particularly poor corresponding period last year.

Sales for the retail gallon segment increased to $1,131,000 in the first half of fiscal 2003 from $520,000 in the corresponding period a year ago, an increase of $611,000. The increase is attributable to the fact that we did not start selling this line of products until the second quarter of fiscal year 2002, higher demand, and new customers.

Sales for the retail segment for the first half of fiscal year 2003 were $8,572,000 compared to $8,221,000 for the corresponding period of fiscal year 2002, an increase of $351,000 or 4%. For the first half of the fiscal year, sales of private label brands increased 36% compared to the same period a year ago. Growth of private label brands reflects both new account acquisitions and market share gain by the established customer base during the period. Sales of the Vermont Pure and Hidden Spring brands decreased 47% and 7%, respectively, compared to the first half a year ago. The decrease is related to the increasingly competitive nature of the branded retail business and limited distribution options in our core markets. Average selling prices of retail-size products for the first half of fiscal year 2003 decreased 9% compared to the corresponding period in fiscal year 2002. The decrease in average selling price was primarily attributable to increased competition. Sales volume, in cases, increased 26% in the first half of fiscal 2003 compared to the corresponding period last year.

Cost of Goods Sold/Gross Profit - For the first half of fiscal year 2003, cost of goods sold was $16,865,000 compared to $15,428,000 for the same period in fiscal 2003, or an increase of 9%. Gross profit for the first half was $16,279,000 compared to $16,795,000 for the corresponding period a year ago, a decrease of $516,000, or 3%. As a percentage of sales, gross profit for the first half of fiscal year 2003 was 49% in 2003 and 52% in 2002. The decrease in gross profit is primarily the result of lower sales of higher margin products, decrease in average selling prices, and higher costs.

Gross profit for the home and office segment was $13,773,000, or 59% of sales, in the first half of fiscal 2003 compared to $14,502,000, or 62% of sales, for the comparable period in 2002. The decrease in gross profit for the home and office segment is attributable to lower sales of our higher margin water-related products. The lower sales of these products were a result of both lower sales volume and average selling prices. In addition, increased cost of sales lowered margins. The increase in cost of sales is attributable to higher insurance and employee benefit costs, higher costs related to the reorganization of production and distribution in the upstate New York region, and higher service costs associated with maintaining a consistent customer base with lower sales volume per customer.

Gross profit for the retail gallon segment increased to $249,000 in the second quarter of fiscal 2003 from $141,000 in the corresponding period a year ago as a result of higher sales. The higher gross margin is attributable to higher sales. However, a decrease in average selling prices due to competitive pressures caused gross margin as a percentage of sales to decrease to 22% from 27% for the respective quarters.

Gross profit for the retail segment was $2,257,000, or 26% of sales, in the first half of fiscal 2003 compared to $2,152,000, or 26% of sales, for the comparable period in 2002. The increase in gross profit was the result of higher sales volume, while gross profit, as a percentage of sales, did not change as the result of lower average selling prices. We have continued to gain cost efficiencies from higher sales volume and lower product costs through raw material savings resulting in lower product costs. However, these improvements have been mitigated by increases in such things as energy, PET resin, insurance, and employee benefits.

Operating Expenses - For the first half of fiscal year 2003 compared to the corresponding period in fiscal year 2002, total operating expenses were $13,128,000 and $13,038,000, respectively, an increase of $90,000. Selling, general and administrative expenses ("SG&A") increased by $243,000, or 2%, for the first half of fiscal year 2003 compared to the same period last year. SG&A expenses for home and office increased $86,000, or 1%, for the first half compared to the corresponding period a year ago. The increase in SG&A for home and office was related to an increase in sales personnel. Also included in the home and office segment, is a gain of $150,000 which resulted from the settlement of a lawsuit with a former software provider. The gain was derived from reversal of the unused portion of a reserve for settlement of the suit. SG&A expenses for the retail segments increased $157,000, or 7%. The increase was a result of higher freight and warehouse costs related to increased sales.

Advertising and promotional expense decreased $116,000, or 17%, during the first half of 2003 compared to the corresponding period a year earlier. The increase was primarily due to a decline in advertising in the retail segment as result of a higher mix of private label products. Advertising costs in the home and office segment decreased $37,000, or 9% for the first half compared to a year ago. Promotion and advertising for the retail segment decreased $79,000 in the period compared to a year ago, a 28% decrease. There is no advertising or promotion expense in the retail-gallons segment.

For the first half of fiscal year 2003, amortization decreased $38,000 to $78,000 from $116,000 for the same period a year ago. The decrease was a result of the expiration of the term of certain agreements associated with acquisitions in prior years. All amortization is accounted for in the home and office segment.

Income from Operations - Income from operations for the first half of fiscal year 2003 was $3,152,000 as compared to $3,757,000 for the corresponding period last year, a decrease of $605,000, or 16%. The decrease is primarily due to the lower operating margins. Income from operations in the home and office segment decreased to $3,312,000 in the first half of 2003 from $4,016,000 in the first half of 2002 primarily because of lower sales volume and prices. Income from operations in the retail-gallons segment increased to $92,000 in the first half of 2003 compared to income of $25,000 in the first half of 2002. The increase in this segment is due to higher sales volume in the period. The loss from operations in the retail segment decreased to $253,000 in the first half of 2003 compared to a loss of $284,000 in the first half of 2002 as a result of the net effect of higher sales volume but lower average selling prices for the period.

Other Income/Expense - Interest expense decreased $234,000 to $2,149,000 during the first half of fiscal 2003 from $2,383,000 in the first half of fiscal year 2002. The decrease in interest expense was a result of lower interest rates on variable rate senior debt and operating line of credit. Miscellaneous expenses were recorded in the first half of 2003 for losses on the sale of miscellaneous assets. In the first half of 2002, $204,000 was recognized from the sale of a trademark, net of legal expenses incurred for the transaction.

Income Before Income Taxes - Net income before taxes for the first half of fiscal year 2003 was $993,000 compared to net income before taxes of $1,577,000 for the corresponding period last year. The decrease of $584,000 is attributable to the fact that lower interest charges did not offset the effect of lower operating margins.

Income Tax/Net Income - Income tax expense was accrued at an effective rate of 40% for the first half of fiscal year 2003 and 2002 resulting in tax expense for the respective periods of $399,000 and 638,000. Net income for the first half of fiscal 2003 was $594,000, or $.03 per share (basic and diluted) compared to $940,000, or $04 per share (basic and diluted) in the first half of 2002, an increase of $346,000, $.01 per share.

                         Liquidity and Capital Resources

On March 5, 2003 we refinanced our credit facility with Webster Bank and other participants. The new credit facility refinanced $28.5 million of existing senior debt, provided a working capital line of $6.5 million for a term of two years, and makes available up to $15 million to be used for acquisitions and the partial repayment of our outstanding 12% subordinated notes. Of the $15 million, up to $10 million is available for acquisitions in our Home and Office delivery segment, and up to $5 million is available for the repayment of subordinated debt if we are able to achieve specified financial performance targets in fiscal year 2003. If the targets are not met, there would be no further scheduled principal payments on the subordinated debt until 2008 when the full senior facility is paid.

As of April 30, 2003 we had working capital of $6,943,000 compared to $3,774,000 on October 31, 2002, an increase of $3,169,000. The increase in working capital was a result of refinancing our debt. The refinancing improved working capital in two ways. First, it extended the amortization of the term loan, lowering payments in the earlier years, and thereby reclassifying less debt as current. Second, it rolled the existing line of credit balance into the term loan, thereby reclassifying it as long term debt. Increases in accounts receivable are reflective of the seasonal upturn in the retail segment of the business in the second quarter.

The line of credit balance was $1,500,000 at the time of the refinancing. We borrowed up to $1,800,000 from our operating line of credit as a source of cash during the six month period to fulfill operating and capital needs. As of April 30, 2003, there was no outstanding balance on the operating line of credit. Subsequent to that date we borrowed $500,000 for an acquisition in our home and office segment. There is $636,000 committed for letters of credit on the operating line. During the first half of 2003, we paid $1,846,000 for scheduled debt repayments to Webster Bank. We were in compliance with all of our financial covenants as of April 30, 2003.

On June 11, 2003, we entered into an interest rate "swap" agreement with Webster Bank in the notional amount of $10 million. The underlying debt for this agreement is the new credit facility with Webster Bank described above. The "swap" agreement fixes the interest rate for the notional amount for three years at 1.74% plus the interest rate spread defined by the agreement, currently 2%. This brings the total amount of our senior debt with fixed "swap" rates to $26 million though $12 million is scheduled to convert back to variable rates within the next 12 months.

Lower debt service requirements for the new financing arrangement will provide more cash in future periods. We expect that cash on hand and the cash generated from future operations combined with the operating line of credit with Webster Bank will provide sufficient capital for routine operations and growth in the future. However, no assurance can be given that this will be the case and that adequate financing at reasonable interest rates will be secured if more cash is needed.

We have reduced our deferred tax asset by $348,000 to reflect our utilization of net operating losses to offset taxes that would have been payable for the period. We have reduced the current portion and increased the long term portion of our deferred tax asset to reflect current estimates of future utilization. This leaves a total deferred tax asset of $2,487,000 as of April 30, 2003.

We used $1,890,000 for equipment purchases, mostly coolers, brewers, bottles and racks related to home and office distribution. Capital spending is lower than the corresponding period in fiscal 2002 because of the bottling line installed last year.

We continue to pursue an active program of evaluating acquisition opportunities in our existing home and office markets. If the right opportunities become available, we anticipate using our capital resources and financing from outside sources to complete desirable acquisitions.

Recent economic conditions have provided both opportunities and challenges. As noted, poor economic conditions resulted in decreased sales in the home and office segment. Continued negative economic changes in the northeastern United States may adversely affect our financial results in the future. Inflation has had no material impact on our performance. Since we have relied on debt to finance our acquisition strategy, low market interest rates have significantly reduced our interest costs. While interest rates are expected to stay low in the immediate future and until economic conditions improve, and we have fixed more of our debt, we will continue to be exposed to market rates. See item 3 for a discussion of interest rate risk.

PART I - Item 3

            QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in interest rates and commodity prices.

INTEREST RATE RISKS

We use interest rate "swap" agreements to curtail variable interest rate risk. On November 3, 2000, we entered into a swap agreement with Webster Bank to fix $8,000,000 of our long term debt at 8.82% interest for three years. On April 2, 2001, we entered into a swap agreement with Webster Bank to fix an additional $4,000,000 of our long term debt at 8.53% interest for three years. On July 24, 2001, we entered into a swap agreement with Webster Bank to fix an additional $4,000,000 of our long term debt at 7.25% interest for three years. On June 11, 2003, we entered into an interest rate swap agreement with Webster Bank for $10 million. The agreement fixes the interest rate for that portion of our senior debt for three years at 3.74%. The swaps are fixed at these rates based on the current applicable margin of 2% under our loan and security agreement with Webster Bank. Under the agreement, the applicable margin can range, based on our financial performance, from 1.25% to 2.25%.

As of June 11, 2003, we had approximately $2,300,000 of long term debt subject to variable interest rates. Under the loan and security agreement with Webster Bank, we paid interest at a rate of LIBOR plus a margin of 1.5% through March 5, 2003. The margin was adjusted to 2% on March 5, 2003 based on the new financing arrangement with Webster Bank. A hypothetical 100 basis point increase in the LIBOR rate would result in an additional $12,000 of interest expense on an annualized basis.

In aggregate, at our current applicable margin, we have $26,000,000 of debt covered by swaps at 6.6% over the next four months. Currently, this is above market rates though the agreements are based on three year rate projections. In November, 2003 and April, 2004 the oldest of our outstanding swaps mature. If interest rates remain stable the termination of these agreements will lower our interest costs whether the debt is fixed again or left variable. The swaps are intended to stabilize our cash flow and expenses but ultimately may cost more or less in interest than if we had carried all of our debt at a variable rate over the swap term. Our new financing arrangement requires us to fix at least half of our outstanding senior debt.

COMMODITY PRICE RISKS

Plastic - PET

In December 2002, we executed a new four year agreement with our bottle supplier. The contract allows the vendor to pass-on to us any resin price increases. These prices are related to supply and demand market factors for PET and, to a lesser extent, the price of petroleum, an essential component of PET. A hypothetical resin price increase of $.05 per pound, or 7% at current prices, would result in an approximate price increase per bottle of $.002 or, at current volume levels, $200,000 a year.

Coffee

The cost of our coffee purchases are dictated by commodity prices. We enter into contracts to mitigate market fluctuation of these costs by fixing the price for certain periods. Currently we have fixed the price of our anticipated supply through September 2003 at "green" prices ranging from $.57-$.74 per pound. We are not insulated from price fluctuations beyond that date. At our existing sales levels, an increase in pricing of $.10 per pound would increase our total cost for coffee $75,000. In this case, competitors that had fixed pricing might have a competitive advantage.

Fuel

We own and operate vehicles to deliver product to customers. The cost of fuel to operate these vehicles fluctuates over time. We have entered into a contract fixing the cost for 25% of the total fuel anticipated to be purchased during fiscal 2003. The contract fixes fuel costs for the year (spread evenly) at an average base cost before additives and taxes of $0.85 per gallon. Based on consumption in 2002, a $0.10 increase per gallon in fuel cost would result in an increase to operating costs of $50,000.

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

         (c)      None.

Item 3 - Defaults upon Senior Securities

         None.

Item 4 - Submission of Matters to a Vote of Security Holders

         On April 10, 2003, we held our annual stockholders meeting at 1:30 p.m. at the American Stock Exchange in New York, New York. There were two matters of business requiring a stockholder vote, election of directors and a proposal to amend the 1998 Incentive and Non-Statutory Stock Option Plan.

         A total of 19,978,036 votes were cast and the following directors were elected to one year terms with the corresponding vote tally:

                                        Withhold
                           For          Authority
                           ---          ---------
Timothy G. Fallon       19,799,564       178,472
Henry E. Baker          19,799,816       178,220
Peter K. Baker          19,798,628       179,408
Phillip Davidowitz      19,797,470       180,566
Robert C. Getchell      19,829,816       148,220
Carol R. Lintz          19,829,816       148,220
David R. Preston        19,829,816       148,220
Ross Rapaport           19,799,816       178,220
Norman E. Rickard       19,829,816       148,220
Beat Schlagenhauf       19,829,816       148,220

         A total of 19,978,036 votes were cast and it was decided to amend the 1998 Incentive and Non-Statutory Stock Option Plan as proposed in Exhibit A our definitive proxy statement dated March 10, 2003. The amendments increase the number of shares covered by the plan from 1,500,000 to 2,000,000, extend the exercise period for options granted following the meeting date, and provide for additional methods of exercise for all options under the plan.

         The vote tally was as follows:

Number of Votes For:                19,435,836
Number of Votes Against:               403,131
Number of Votes Abstaining:            139,069
Number of "Non-Votes":               1,293,500

Item 5 - Other Information

         None.

Item 6 - Exhibits and Reports on Form 8-K

         (a)      Exhibits

Exhibit
Number                                  Description
------                                  -----------
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

Exhibit
Number                                  Description
------                                  -----------
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

 10.1*        1993 Performance Equity Plan. (Incorporated by reference from
              Exhibit 10.9 of Registration Statement 33-72940.)

 10.2*        1998 Incentive and Non-Statutory Stock Option Plan, as amended.
              (Incorporated by reference to Appendix A to the Definitive Proxy
              Statement dated March 10, 2003.)

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

 10.10        Lease of Grounds in Stamford, Connecticut from Henry E. Baker.
              (Incorporated by reference to Exhibit 10.24 of the S-4
              Registration Statement.)

 10.11        Lease of Building in Stamford, Connecticut from Henry E. Baker.
              (Incorporated by reference to Exhibit 10.23 of the S-4
              Registration Statement.)

Exhibit
Number                                  Description
------                                  -----------
 10.12        Loan and Security Agreement between the Company and Webster Bank,
              M &T Bank, Banknorth Group, and Rabobank dated March 5, 2003.
              (Incorporated by reference to Exhibit 10.12 of Form 10-Q for the quarter ended January 31, 2003.)

 10.13 Form of Term Note from the Company to Webster Bank and participants dated March 5, 2003. (Incorporated by reference to Exhibit 10.12 of Form 10-Q for the quarter ended January 31,
              2003.)

 10.14 Amended and Restated Subordinated Promissory Note from the Company to Henry E. Baker dated March 5, 2003. (Incorporated by reference to Exhibit 10.12 of Form 10-Q for the quarter ended January 31, 2003.)

 10.15 Amended and Restated Subordinated Promissory Note from the Company to Joan Baker dated March 5, 2003. (Incorporated by reference to
              Exhibit 10.12 of Form 10-Q for the quarter ended January 31,
              2003.)

 10.16 Amended and Restated Subordinated Promissory Note from the Company to John B. Baker dated March 5, 2003. (Incorporated by reference to Exhibit 10.12 of Form 10-Q for the quarter ended January 31, 2003.)

 10.17 Amended and Restated Subordinated Promissory Note from the Company to Peter K. Baker dated March 5, 2003. (Incorporated by reference to Exhibit 10.12 of Form 10-Q for the quarter ended January 31, 2003.)

 10.18 Amended and Restated Subordinated Promissory Note from the Company to Ross S. Rapaport, Trustee, dated March 5, 2003. (Incorporated by reference to Exhibit 10.12 of Form 10-Q for the quarter ended
              January 31, 2003.)

 10.19        Subordination and Pledge Agreement from Henry E. Baker to Webster
              Bank dated March 5, 2003. (Incorporated by reference to Exhibit
              10.12 of Form 10-Q for the quarter ended January 31, 2003.)

 10.20 Subordination and Pledge Agreement from Joan Baker to Webster Bank dated March 5, 2003. (Incorporated by reference to Exhibit 10.12 of Form 10-Q for the quarter ended January 31, 2003.)

 10.21        Subordination and Pledge Agreement from John B. Baker to Webster
              Bank dated November 1, 2001. (Incorporated by reference to Exhibit
              10.12 of Form 10-Q for the quarter ended January 31, 2003.)

Exhibit
Number                                  Description
------                                  -----------
 10.22        Subordination and Pledge Agreement from Peter K. Baker to Webster
              Bank dated March 5, 2003. (Incorporated by reference to Exhibit
              10.12 of Form 10-Q for the quarter ended January 31, 2003.)

 10.23 Subordination and Pledge Agreement from Ross S. Rapaport, Trustee, to Webster Bank dated March 5, 2003. (Incorporated by reference to
              Exhibit 10.12 of Form 10-Q for the quarter ended January 31,
              2003.)

 10.24***     Agreement between Vermont Pure Springs, Inc. and
              Zuckerman-Honickman Inc. dated December 12, 2002. (Incorporated by reference to Exhibit 10.24 of Form 10-K for the year ended October
              31, 2002.)

 10.25 Form of Acquisition/Capital Line of Credit Note from the Company to Webster Bank and participants dated March 5, 2003.
              (Incorporated by reference to Exhibit 10.12 of Form 10-Q for the quarter ended January 31, 2003.)

 10.26        Form of Revolving Line of Credit Note from the Company to Webster
              Bank and participants dated March 5, 2003. (Incorporated by reference to Exhibit 10.12 of Form 10-Q for the quarter ended
              January 31, 2003.)

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

              (Incorporated by reference to Exhibit 10.27 of Form 10-K for the year ended October 31, 2002.)

Exhibit
Number                                  Description
------                                  -----------
 10.28        Waiver from Webster Bank in reference to the debt service coverage covenant for the period ending January 31, 2002 pursuant to the
              Amended and Restated Loan and Security Agreement and extension to the Amended and Restated Line of Credit Note between the Company and Webster Bank. (Incorporated by reference to Exhibit 10.12 of
              Form 10-Q for the quarter ended January 31, 2003.)

 99.1         Certification of Chief Executive Officer pursuant to 18
              U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

 99.2         Certification of Chief Financial Officer pursuant to 18
              U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

* Relates to compensation

** Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

*** The form contains all material information concerning the agreement and the only differences are the name and the contact information of the director or officer who is party to the agreement.

         (b)  Reports on Form 8-K

              A Report on Form 8-K was filed on May 12, 2003 to announce a change of independent accountants from Grassi & Co., CPAS, P.C. to Marcum & Kliegman LLP.

              A Report on 8-K was filed on March 17, 2003 in conjunction with the press release announcing our financial results for the first quarter of fiscal year 2003.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:            June 16, 2003
                  Randolph, Vermont

                                   VERMONT PURE HOLDINGS, LTD.

                                   By: /s/ Bruce S. MacDonald
                                       ----------------------
                                     Bruce S. MacDonald
                                     Vice President, Chief Financial Officer
                                     (Principal Accounting Officer and Principal
                                     Financial Officer)

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

Date: June 16, 2003

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

Date: June 16, 2003

/s/ Bruce S. MacDonald
----------------------
Bruce S. MacDonald
Chief Financial Officer

                           Vermont Pure Holdings, Ltd.
                          Quarterly Report on Form 10-Q
                      for the Quarter Ended April 30, 2003
                             Exhibits Filed Herewith

Exhibit
Number                               Description
------                               -----------
 99.1         Certification of Chief Executive Officer pursuant to 18
              U.S.C. Section 1350, as adopted pursuant to Section 906 of the
              Sarbanes-Oxley act of 2002.

 99.2         Certification of Chief Financial Officer pursuant to 18
              U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002.