Form 10-Q
period 2003-07-31
VERMONT PURE HOLDINGS LTD/DE
filed 2003-09-15
CIK 1123316

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended July 31, 2003
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

         Yes   X                             No
             -----                              -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                           Outstanding at
           Class                                          September 5, 2003
           -----                                          -----------------

Common Stock, $.001 Par Value                                 21,305,986

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                                      INDEX

                                                                                     Page Number
Part I - Financial Information

         Item 1. Financial Statements

                           Condensed Consolidated Balance Sheets as of July 31,
                           2003 (unaudited) and October 31, 2002                            3

                           Condensed Consolidated Statements of Operations for
                           the Three and Nine Months ended July 31, 2003 and
                           2002 (unaudited)                                                 4

                           Condensed Consolidated Statements of Cash Flows for
                           the Nine Months ended July 31, 2003 and 2002
                           (unaudited)                                                      5

                           Notes to Condensed Consolidated Financial Statements
                           (unaudited)                                                   6-13

         Item 2.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                          14-22

         Item 3.           Quantitative and Qualitative Disclosures About Market
                           Risk                                                         23-24

         Item 4.           Controls and Procedures                                         25

Part II - Other Information                                                             26-31

         Item 1.           Legal Proceedings

         Item 2.           Changes in Securities

         Item 3.           Defaults upon Senior Securities

         Item 4.           Submission of Matters to a Vote of Security Holders

         Item 5.           Other Information

         Item 6.           Exhibits and Reports on Form 8-K

Signatures and Certifications                                                           32-39

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                           July 31,       October 31,
                                                                                             2003            2002
                                                                                        --------------   --------------
                                                                                         (unaudited)
                                                         ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                            $    1,480,675   $      652,204
   Accounts receivable - net                                                                 9,735,243        7,547,444
   Inventories                                                                               3,407,994        4,067,740
   Current portion of deferred tax asset                                                     1,000,000        2,356,000
   Other current assets                                                                      1,664,465        1,202,064
                                                                                        --------------   --------------

     TOTAL CURRENT ASSETS                                                                   17,288,377       15,825,452
                                                                                        --------------   --------------

PROPERTY AND EQUIPMENT - net of accumulated depreciation                                    21,296,114       21,676,520
                                                                                        --------------   --------------

OTHER ASSETS:
   Goodwill                                                                                 70,955,609       70,427,887
   Other intangible assets - net of accumulated amortization                                   834,974          648,089
   Deferred tax asset                                                                        1,242,000          479,000
   Other assets                                                                                170,237          277,123
                                                                                        --------------   --------------

     TOTAL OTHER ASSETS                                                                     73,202,820       71,832,099
                                                                                        --------------   --------------

TOTAL ASSETS                                                                            $  111,787,311   $  109,334,071
                                                                                        ==============   ==============

                                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long term debt                                                    $    2,907,488   $    4,881,817
   Accounts payable                                                                          5,266,013        3,508,062
   Accrued expenses                                                                          2,563,868        2,640,226
   Current portion of customer deposits                                                        168,849          178,937
   Unrealized loss on derivatives                                                              126,318          842,898
                                                                                        --------------   --------------

     TOTAL CURRENT LIABILITIES                                                              11,032,536       12,051,940

   Long term debt, less current portion                                                     48,062,732       46,539,557
   Customer deposits                                                                         2,645,293        2,803,340
                                                                                        --------------   --------------

     TOTAL LIABILITIES                                                                      61,740,561       61,394,837
                                                                                        --------------   --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock - $.001 par value, 500,000
     authorized shares, none issued and outstanding                                                  -                -
   Common stock - $.001 par value, 50,000,000
     authorized shares, 21,305,986 shares and 21,235,927 shares issued and
     outstanding at July 31, 2003 and at October 31, 2002, respectively                         21,306           21,236
   Additional paid-in capital                                                               57,253,944       57,023,093
   Accumulated deficit                                                                      (7,102,182)      (8,262,197)
   Accumulated other comprehensive loss                                                       (126,318)        (842,898)
                                                                                        --------------   --------------
     TOTAL STOCKHOLDERS' EQUITY                                                             50,046,750       47,939,234
                                                                                        --------------   --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $  111,787,311   $  109,334,071
                                                                                        ==============   ==============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Three months ended July 31,   Nine months ended July 31,
                                                             ---------------------------   ---------------------------
                                                                 2003           2002           2003          2002
                                                             ------------   ------------   ------------   ------------
                                                                     (unaudited)                    (unaudited)
NET SALES                                                    $ 22,535,761   $ 21,578,891   $ 55,680,303   $ 53,801,750

COST OF GOODS SOLD                                             12,847,769     10,783,602     29,712,761     26,211,873
                                                             ------------   ------------   ------------   ------------

GROSS PROFIT                                                    9,687,992     10,795,289     25,967,542     27,589,877
                                                             ------------   ------------   ------------   ------------

OPERATING EXPENSES:
   Selling, general and administrative expenses                 7,161,777      6,691,147     19,628,925     18,915,101
   Advertising expenses                                           372,229        453,992        954,474      1,152,386
   Amortization                                                    47,356         58,050        125,705        174,152
                                                             ------------   ------------   ------------   ------------

TOTAL OPERATING EXPENSES                                        7,581,362      7,203,189     20,709,104     20,241,639
                                                             ------------   ------------   ------------   ------------

INCOME FROM OPERATIONS                                          2,106,630      3,592,100      5,258,438      7,348,238
                                                             ------------   ------------   ------------   ------------

OTHER EXPENSE:
          Interest                                             (1,138,926)    (1,186,774)    (3,288,000)    (3,569,380)
          Miscellaneous                                           (20,962)      (263,500)       (30,423)       (59,550)
                                                             ------------   ------------   ------------   ------------

TOTAL OTHER EXPENSE, NET                                       (1,159,888)    (1,450,274)    (3,318,423)    (3,628,930)
                                                             ------------   ------------   ------------   ------------

INCOME BEFORE INCOME TAX EXPENSE                                  946,742      2,141,826      1,940,015      3,719,308

INCOME TAX EXPENSE                                                381,000        850,028        780,000      1,487,724
                                                             ------------   ------------   ------------   ------------

NET INCOME                                                   $    565,742   $  1,291,798   $  1,160,015   $  2,231,584
                                                             ============   ============   ============   ============

NET INCOME PER SHARE - BASIC                                 $       0.03   $       0.06   $       0.05   $       0.11
                                                             ============   ============   ============   ============
NET INCOME PER SHARE - DILUTED                               $       0.03   $       0.06   $       0.05   $       0.10
                                                             ============   ============   ============   ============

WEIGHTED AVERAGE SHARES USED IN COMPUTATION - BASIC            21,283,020     21,118,235     21,267,451     21,091,729
                                                             ============   ============   ============   ============
WEIGHTED AVERAGE SHARES USED IN COMPUTATION - DILUTED          21,799,354     21,978,485     21,823,767     22,111,467
                                                             ============   ============   ============   ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Nine months ended July 31,
                                                                                        -------------------------------
                                                                                             2003            2002
                                                                                        --------------   --------------
                                                                                                  (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                           $    1,160,015   $    2,231,584

   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                            3,736,353        3,209,817
     Amortization                                                                              125,705          174,152
     Change in deferred tax asset                                                              593,000        1,245,404
     Loss (gain) on disposal of property and equipment                                          35,473           (1,225)
     Non cash compensation                                                                      38,997           52,400

   Changes in assets and liabilities (net of effect of acquisitions):
     Accounts receivable                                                                    (2,187,799)      (3,500,939)
     Inventories                                                                               659,746       (1,455,445)
     Other current assets                                                                     (462,001)         550,426
     Other assets                                                                              562,821           20,465
     Accounts payable                                                                        1,757,951        1,437,558
     Accrued expenses                                                                         (244,481)         698,726
                                                                                        --------------   --------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                    5,775,780        4,662,923
                                                                                        --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property, plant and equipment                                              (3,481,700)      (3,993,938)
     Proceeds from sale of property and equipment                                               90,279           27,750
     Cash used for acquisitions - net of cash acquired                                      (1,296,647)      (4,987,073)
                                                                                        --------------   --------------
NET CASH USED IN INVESTING ACTIVITIES                                                       (4,688,068)      (8,953,261)
                                                                                        --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from line of credit borrowings                                                 1,866,433        3,865,706
     Proceeds from debt                                                                      2,043,320        4,200,000
     Principal payments line of credit                                                      (1,866,433)      (3,082,769)
     Principal payments of debt                                                             (2,494,486)      (1,949,078)
     Proceeds from exercise of stock options                                                         -          308,349
     Proceeds from sale of common stock                                                        191,925          220,897
                                                                                        --------------   --------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                           (259,241)       3,563,105
                                                                                        --------------   --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           828,471         (727,233)

CASH AND CASH EQUIVALENTS - beginning of year                                                  652,204        1,099,223
                                                                                        --------------   --------------

CASH AND CASH EQUIVALENTS - end of period                                               $    1,480,675   $      371,990
                                                                                        ==============   ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest                                                                  $    3,285,333   $    3,430,164
                                                                                        ==============   ==============

Cash paid for income taxes                                                              $      198,433   $      725,593
                                                                                        ==============   ==============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the condensed consolidated financial position, results of operations, and cash flows for the periods presented. The results have been determined on the basis of generally accepted accounting principles and practices of the United States of America, applied consistently with the Annual Report on Form 10-K of Vermont Pure Holdings, Ltd. (the "Company") for the year ended October 31, 2002.

         Certain information and footnote disclosures normally included in audited consolidated financial statements presented in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended October 31, 2002. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

                                                    Three Months Ended                 Nine Months Ended
                                                         July 31,                          July 31,
                                                  2003             2002             2003            2002
                                                --------        ----------       ----------      ----------
Net Income - As Reported                        $565,742        $1,291,798       $1,160,015      $2,231,584
Deduct: Fair Value of Options-
             net of income tax                    63,242            48,870          203,133         342,299
                                                --------        ----------       ----------      ----------
Pro Forma Net Income                            $502,500        $1,242,928       $  956,882      $1,889,285
                                                ========        ==========       ==========      ==========
Basic Net Income Per Share:
                       As Reported              $    .03        $      .06       $      .05      $      .11
                                                ========        ==========       ==========      ==========
                       Pro Forma                $    .02        $      .06       $      .04      $      .09
                                                ========        ==========       ==========      ==========

Diluted Net Income Per Share:
                       As Reported              $    .03        $      .06       $      .05      $      .10
                                                ========        ==========       ==========      ==========
                       Pro Forma                $    .02        $      .06       $      .04      $      .09
                                                ========        ==========       ==========      ==========

         There were no stock options granted during the three month periods ended July 31, 2003 and 2002. The weighted average fair value of the options granted for the respective nine month periods, using the Black-Scholes option pricing model, was $1.70 and $2.26, respectively.

         In April 2003, the Company's shareholders approved an increase in the authorized number of shares to be issued from its 1998 Incentive and Non-Statutory Stock Option Plan from 1,500,000 to 2,000,000.

         Assumptions used for estimating the fair value of the option on the date of grant under the Black-Scholes option pricing model are as follows for the three and nine month periods ending July 31, 2003 and 2002:

                                         2003             2002
                                         ----             ----
Expected Dividend Yield                   0%               0%
Expected Life                             5 Years          5 Years
Risk free Interest Rate                 5.7%             5.7%
Volatility                               36%              53%

         In April 2003, FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. FAS 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. The Company is currently assessing the financial impact of adopting SFAS 149 in fiscal year 2003.

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

         * Obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuer's shares.

         SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has determined that implementation of this pronouncement has no material affect on its financial statements.

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

         Retail - Gallons - Characterized by the sale of water in medium-sized, portable containers that are constructed from HDPE plastic. Bottle sizes range from one-gallon to 2.5 gallons. These products are sold to supermarket chains. The Company has this product packed by other companies and there is a different distribution pattern from other retail products as well as a distinct retail customer base.

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

         For the three months ended July 31,

                                  Home and Office                Retail                Retail - Gallons              Total
                                -------------------        ------------------        -------------------      -------------------
(000's $)                        2003         2002          2003         2002         2003          2002       2003         2002
                                ------       ------        -----        -----        -----          ----      ------       ------
Sales                           13,352       12,853        7,915        8,214        1,269          512       22,536       21,579
Cost of Goods Sold               5,538        4,884        6,256        5,524        1,054          376       12,848       10,784
                                -------------------------------------------------------------------------------------------------
Gross Profit                     7,814        7,969        1,659        2,690          215          136        9,688       10,795
Operating Expenses               5,605        5,139        1,842        1,988          134           76        7,581        7,203
                                -------------------------------------------------------------------------------------------------
Operating Income (Loss)          2,209        2,830         (183)         702           81           60        2,107        3,592
Interest Expense                  (819)        (855)        (274)        (292)         (46)         (40)      (1,139)      (1,187)
Other Loss                          (4)        (264)         (17)                                                (21)        (264)
                                -------------------------------------------------------------------------------------------------
Income (Loss) Before Taxes       1,386        1,711         (474)         410           35           20          947        2,141
                                =================================================================================================

         For the nine months ended July 31,

                                 Home and Office             Retail               Retail-Gallons             Total
                               ------------------      ------------------       -----------------      ------------------
(000's $)                       2003        2002        2003        2002        2003         2002       2003        2002
                               ------      ------      ------      ------       -----       -----      ------      ------
Sales                          36,793      36,335      16,487      16,435       2,400       1,032      55,680      53,802
Cost of Goods Sold             15,206      13,864      12,571      11,593       1,936         755      29,713      26,212
                              -------------------------------------------------------------------------------------------
Gross Profit                   21,587      22,471       3,916       4,842         464         277      25,967      27,590
Operating Expenses             16,066      15,625       4,352       4,416         291         201      20,709      20,242
                              -------------------------------------------------------------------------------------------
Operating Income (Loss)         5,521       6,846        (436)        426         173          76       5,258       7,348
Interest Expense               (2,367)     (2,570)       (804)       (872)       (117)       (127)     (3,288)     (3,569)
Other Income (Loss)                10        (264)        (40)        204                                 (30)        (60)
                              -------------------------------------------------------------------------------------------
Income (Loss) Before Taxes      3,164       4,012      (1,280)       (242)         56         (51)      1,940       3,719
                              ===========================================================================================

4.       Goodwill and Intangible and Other Assets

         Effective November 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." With the adoption of SFAS No. 142, goodwill is no longer subject to amortization but is annually assessed for impairment by applying a fair-value based test.

         Within six months of adoption of SFAS No. 142, the Company was required to complete a transitional impairment review using a fair value methodology to identify if there was impairment to the goodwill or intangible assets of indefinite life. Any impairment loss resulting from the transitional impairment test would have been recorded as a cumulative effect of a change in accounting principle for the quarter ended April 30, 2002. The Company completed its evaluation of the carrying value of goodwill during the second quarter of 2002 and determined that there was no impairment of goodwill. SFAS No. 142 requires that goodwill be tested annually and between annual tests if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company's annual evaluation of the carrying value of goodwill completed during the second quarter of 2003 has also determined that there was no impairment of goodwill. Subsequent impairment losses will be reflected in operating income in the consolidated Statement of Operations.

5.       DEBT

         Senior Debt Refinancing

         On March 5, 2003 the Company refinanced its credit facility with Webster Bank and other participants. The new credit facility refinanced $28.5 million of existing senior debt, provides a working capital line of $6.5 million for a term of two years, and makes available up to $15 million to be used for acquisitions and the partial repayment of the outstanding 12% subordinated notes. Of the $15 million, up to $10 million is available for acquisitions in the Company's Home and Office segment, and up to $5 million is available for the repayment of subordinated debt if the Company is able to achieve specified financial performance targets in fiscal year 2003. If the targets are not met, there would be no further scheduled principal payments on the subordinated debt until 2008 when the full senior facility is due.

         The new agreement amortizes the payback of the existing debt over five years and amortizes the payback of the new acquisition debt for three years after the first two years. During the first two years, interest only is paid on a monthly basis for amounts drawn down for acquisitions and sub-debt repayment. The operating line of credit was renewed for two years for a total of $6,500,000. Interest on all borrowings is tied to the Company's performance based the 30 day LIBOR plus 200 basis points.

         During the nine months ended July 31, 2003 the Company borrowed approximately $1,900,000 from its operating line of credit with Webster Bank and $500,000 for an acquisition. As of July 31, 2003 the working capital line had been paid off and there was a balance of $500,000 outstanding under the acquisition line of credit. In addition, letters of credit totaling $636,264 secured by the operating line were issued on the Company's behalf.

         Use of the proceeds related to acquisitions and retirement of sub-debt are restricted by the Company's attainment of certain covenants, requirements, and projections.

         Compliance with Financial Covenants of the Company's Bank Agreement

         The Company's Loan and Security agreement, described above, requires that it be in compliance with certain financial covenants at the end of each fiscal quarter. The Company was in compliance with all of its financial covenants at the end of the third quarter.

5.       COMPREHENSIVE INCOME

         The following table summarizes comprehensive income for the three and nine months ended July 31, 2003 and 2002:

                                                      Three Months Ended                Nine Months Ended
                                                           July 31,                         July 31,
                                                      2003           2002             2003            2002
                                                    --------      ----------       ----------      ----------
Net Income                                          $565,742      $1,291,798       $1,160,015      $2,231,584
Comprehensive Income:
Unrealized gain (loss) on derivatives
    designated as cash flow hedges - net of
    tax.                                             233,657        (134,836)         379,421         122,432
                                                    --------      ----------       ----------      ----------
Comprehensive Income                                $799,399      $1,156,962       $1,539,436      $2,354,016
                                                    ========      ==========       ==========      ==========

6.       STOCK

         Stock Issued to Directors

         The Company issued 9,285 and 12,105 of its common shares to Directors in lieu of cash for board fees in the first nine months of fiscal years 2003 and 2002, respectively. Expense of $39,000 and $52,400 for the respective years was based on the market price on the date of issuance.

         Employee Stock Purchase Plan

         On June 15, 1999 the Company's stockholders approved the "Vermont Pure Holdings, Ltd. 1999 Employee Stock Purchase Plan." On January 1, 2001, employees commenced participation in the plan. The total number of common shares issued under this plan during the nine months ended July 31, 2003 was 60,775 for proceeds of $189,265.

7.       OPERATING LEASES

         The Company's operating leases consist of trucks, office equipment and rental property.

         Future minimum rental payments over the terms of various lease contracts are approximately as follows:

         For the fiscal year ending October 31,:

2004                                                                $1,882,000
2005                                                                 1,662,000
2006                                                                 1,341,000
2007                                                                 1,114,000
2008                                                                   929,000
Thereafter                                                           1,779,000
                                                                    ----------
Total                                                               $8,707,000
                                                                    ----------

8.       INVENTORIES

         Inventories consisted of the following:

                                                 July 31,     October 31,
                                                   2003          2002
                                                ----------    ----------
Raw Materials                                   $1,267,256    $1,289,553
Finished Goods                                   2,140,738     2,778,187
                                                ----------    ----------
Total Inventory                                 $3,407,994    $4,067,740
                                                ==========    ==========

9.       SHIPPING AND HANDLING COSTS

         The Company classifies shipping and handling costs as a component of selling, general and administrative expenses. Shipping and handling costs were approximately $1,630,000 and $1,516,000 for the nine months, and $735,000 and $854,000 for the three months ended July 31, 2003 and 2002, respectively. The Company does not charge these costs to its customers.

10.      EARNINGS PER SHARE AND WEIGHTED AVERAGE SHARES

         The Company considers outstanding in-the-money stock options as potential common stock in its calculation of diluted earnings per share and uses the treasury stock method to calculate the applicable number of shares. The following calculation provides the reconciliation of the denominators used in the calculation of basic and fully diluted earnings per share:

                                       Three Months Ended             Nine Months Ended
                                            July 31,                      July 31,
                                      2003            2002          2003           2002
                                   -----------    -----------    -----------    -----------
Net Income                         $   565,742    $ 1,291,798    $ 1,160,015    $ 2,231,584
                                   -----------    -----------    -----------    -----------
Denominator:
Basic Weighted Average Shares
Outstanding                         21,283,020     21,118,235     21,267,451     21,091,729
Effect of Stock Options                516,334        860,250        556,316      1,019,738
                                   -----------    -----------    -----------    -----------
Diluted Weighted Average Shares
Outstanding                         21,799,354     21,978,485     21,823,767     22,111,467
                                   -----------    -----------    -----------    -----------
Basic Earnings Per Share           $       .03    $       .06    $       .05    $       .11
                                   ===========    ===========    ===========    ===========
Diluted Earnings Per Share         $       .03    $       .06    $       .05    $       .10
                                   ===========    ===========    ===========    ===========

         In addition to the options used to calculate the effect of dilution, there were 240,000 options outstanding for the three and nine months periods ended July 31, 2003. These options were not included in the dilution calculation because the options' exercise price exceeded the market price of the underlying common shares. For the comparable periods in 2002, all outstanding options were used to determine the effect of dilution because the market price exceeded the exercise prices.

11.      CONTINGENCY

         Litigation Settlement

         In January 2003, the Company settled a suit alleging that a vendor did not adequately perform the services rendered in connection with approximately $500,000 of unpaid billings. In settling the suit, the Company agreed to pay $50,000 to the vendor in full settlement of the litigation. In conjunction with the settlement, the parties released each other from any further liability in the case. A gain of $150,000 was recognized in the first quarter of 2003 since the Company had set up a reserve for settlement of the suit that exceeded the final amount paid. The gain has been included as a reduction of selling, general and administrative expenses.

12.      SUBSEQUENT EVENTS

         Tax Audit

         On September 3, 2003, the Company reached a settlement with the Internal Revenue Service related to an audit of federal income tax for its Crystal Rock subsidiary for the tax year ending October 5, 2000. The settlement resulted in an increase in taxable income of $342,000. The Company is in the process of determining the effect of this on its financial statements and will recognize it in its fiscal fourth quarter.

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

                              Results of Operations

Performance Overview - Recent Trends

Compared to the corresponding quarter in fiscal year 2002, our net income has declined in each quarter of fiscal year 2003. In addition, our operating results for the first nine months of the year have been affected by significant decreases in gross margin. In general, these decreases are attributable to lower sales and higher costs for raw materials, direct labor and operating overhead. The sluggish economic environment in our core markets has had a negative effect on sales in the home and office segment. These conditions have resulted in lower volume through loss of customers, reduced business with continuing customers, and increased competition causing lower average selling prices. In addition, those products that reflect increased sales are lower margin products. The retail segment has been transformed by competition. Price cuts by large competitors in the branded market have significantly reduced sales of our branded products. On the revenue side, an increase in sales of private label products has more than made up for this. However, the competitive environment has continued to decrease pricing for all products in this segment.

Fuel costs have increased both transportation and plastic costs. Higher insurance costs have affected both employee benefits and property and casualty expenses.

Despite these adverse trends, current profitability levels have allowed us to continue to service our debt, fund capital expansion, and continue our acquisition strategy.

Results to date this fiscal year have not altered our strategic direction, even though growth and profitability trends have changed in the current fiscal year compared to the past several years. We believe that variable external factors such as economic conditions and commodity pricing will not change current trends in the near term. While no assurance can be given that these factors will change or moderate in the foreseeable future, we continue to position our business so that cyclical improvements that have characterized these and similar factors in the past are more likely to produce growth and improve our profitability.

For the Three Months Ended July 31, 2003 Compared to the Three Months Ended July 31, 2002

Sales - Sales for the third quarter of fiscal year 2003 were $22,536,000 compared to $21,579,000 for the same period of fiscal year 2002, an increase of $957,000, or 4%. Net of acquisitions, sales increased 2% during the quarter.

Sales for the home and office segment for the third quarter of fiscal 2003 were $13,352,000 compared to $12,853,000 for the corresponding period of fiscal year 2002, an increase of $499,000, or 4%. During the third quarter of 2003 the Company completed several small acquisitions in the segment which accounted for a 3% increase. Sales of $410,000 were attributable to the acquisitions for the period. Net of acquisitions, sales for the home and office segment increased 1%. The relatively flat sales for the quarter are reflective of a sluggish economy, particularly in our core southern New England market. The economic environment has resulted in lower market demand and increased competitive pressure for products in this segment. This resulted in lower prices for water related products. Of the total home and office segment sales for the quarter, water sales totaled $6,472,000, a 4% decrease from the same period a year ago, equipment rental totaled $2,130,000, a 3% decrease over the same period a year ago, and sales of coffee and other items totaled $4,750,000, a 22% increase compared to the same period a year ago. The increase in these ancillary product sales reflects a recovery to more normal sales patterns compared to a year ago and recovery of deposits for bottles not returned.

Sales of water in the one-gallon size have increased significantly over the last year. We introduced the product to satisfy the needs of new private label retail customers. Because the product has different production and distribution and a distinct retail customer base, the inclusion of this business into the retail reporting segment has noticeably altered the quantitative reporting of the segment in the past year. Consequently, the results for the one-gallon size are being reported in a separate segment. Sales for this segment were $1,269,000 for the third quarter of fiscal year 2003 compared to $512,000 for the same period a year ago, an increase of $757,000. The increase is attributable to increased demand and new customers.

Sales for the retail segment, which include both private label and branded products, for the third quarter of fiscal 2003 were $7,915,000 compared to $8,214,000 for the corresponding period of fiscal year 2002, a decrease of $299,000 or 4%. For the third quarter of the fiscal year, sales of private label brands increased 14% compared to the third quarter a year ago. The increase is attributable to the strength of market share for private label brands in the category. In our branded business, the increasingly competitive nature of the business and limited distribution options resulted in significantly lower sales for our brands. Sales of the branded products decreased 36% compared to the third quarter a year ago. Average selling prices of retail-size products for the third quarter decreased 20% compared to the corresponding period in fiscal year 2002. The decrease in average selling price was primarily attributable to increase in private label business and the decline of the branded business. Sales volume, in cases, increased 19% for the third quarter over the same period last year.

Cost of Goods Sold/Gross Profit - For the third quarter of fiscal year 2003, cost of goods sold was $12,848,000 compared to $10,784,000 for the same period in fiscal 2003, an increase of $2,064,000, or 19%. Gross profit for the third quarter was $9,688,000 compared to $10,795,000 for the corresponding period a year ago, a decrease of $1,107,000, or 10%. The decrease in gross profit is primarily the result of lower sales for our higher margin products as well as higher cost of sales. As a percentage of sales, gross profit for the third quarter was 43% in 2003 and 50% in 2002. The decrease in the percentage is a result of a higher sales mix of retail-size products and a lower gross profit rate on those products.

Gross profit for the home and office segment was $7,814,000, or 59% of sales, in the third quarter of fiscal 2003 compared to $7,969,000, or 62% of sales, for the comparable period in 2002. The decrease in gross profit for the home and office segment is attributable to lower sales of our higher margin water-related products. The lower sales of these products were a result of both lower sales volume and average selling prices due to economic conditions and competition. In addition, increased cost of sales lowered margins. Increases in insurance and employee benefits and the higher costs related to service of rental units combined with lower sales volume per customer contributed significantly to higher costs during the quarter.

Gross profit for the retail gallon segment increased to $215,000 in the third quarter of fiscal 2003 from $136,000 in the corresponding period a year ago as a result of higher sales volume. However, a decrease in average selling prices due to new customers and product configurations as well as competitive pressures caused gross margin as a percentage of sales to decrease to 17% from 27% for the respective quarters.

Gross profit for the retail segment was $1,659,000, or 21% of sales, in the third quarter of fiscal 2003 compared to $2,690,000, or 33% of sales, for the comparable period in 2002. The decrease in gross profit for the retail segment was the result of lower average selling prices, a direct result of the competitive environment. In addition, raw material costs were higher than a year ago because of higher plastic (resin) prices.

Operating Expenses - For the third quarter of fiscal year 2003, compared to the corresponding period in fiscal year 2002, total operating expenses were $7,581,000 and $7,203,000, respectively, an increase of $378,000, or 5%.
Selling, general and administrative expenses ("SG&A") increased by $471,000, or 7%, for the third quarter compared to the corresponding period a year ago. Home and office SG&A expenses increased $538,000, or 11%. The increase was primarily due to increased sales personnel and administrative costs. SG&A expenses in the retail segments decreased $67,000, or 4%. The decrease was attributable to lower warehousing and selling costs associated with the private label category more than offsetting higher administrative costs. Increased administrative costs include insurance and employee benefits that are reflective of the market for those products as well as legal and accounting costs related to increased regulation for public companies.

Advertising and promotional expenses decreased $82,000, or 18%, during the third quarter of 2003 compared to the corresponding period a year earlier. Promotion and advertising costs in the home and office and retail segments decreased $62,000 and $20,000 compared to the same period a year ago, respectively. The decrease reflects the limited retail distribution opportunities (discussed above) for our branded products and an emphasis in direct sales rather than advertising in the home and office segment.

For the third quarter of fiscal year 2003, amortization decreased $10,000 for the same period a year ago. The decrease was a result of the expiration of the term of certain agreements associated with acquisitions in prior years. All amortization is accounted for in the home and office segment.

Income from Operations - Income from operations for the third quarter of fiscal 2003 was $2,107,000 as compared to $3,592,000 for the corresponding period last year, a decrease of $1,485,000 or 41%. The decrease in income is attributable to lower operating margins. Income from operations in the home and office segment decreased $621,000 to $2,209,000 in the third quarter of 2003 from $2,830,000 in the third quarter of 2002 primarily due to lower sales prices and volume, and higher cost of sales. Income from operations in the retail-gallons segment increased $21,000 to $81,000 in the third quarter of 2003 compared to income of $60,000 in the third quarter of 2002 as a result of higher sales volume for the period. The retail segment decreased $885,000 to a loss from operations of $183,000 in the third quarter of 2003 compared to income from operations $702,000 in the third quarter of 2002 as a result of the net effect of higher sales volume but lower average selling prices for the period.

Other Income/Expense - Interest expense decreased $48,000 to $1,139,000 in the third quarter of fiscal 2003 from $1,187,000 in the third quarter of fiscal year 2002. The decrease in interest expense was a result of significantly lower market interest rates on the variable rate senior debt. There was $21,000 of expense in the quarter related to losses on sales of operating assets.

Income Before Income Taxes - Income before taxes for the third quarter of fiscal year 2003 was $947,000 compared to income before taxes of $2,142,000 for the corresponding period last year. The decrease of $1,195,000 in part reflects the fact that lower interest charges did not offset the effect of lower operating margins.

Income Tax/Net Income - Income tax expense was accrued at an effective rate of 40% for the third quarter of 2003 and 2002 resulting in tax expense of $381,000 and $850,000, respectively. Net income for the quarter was $566,000, or $.03 per share (basic and diluted) in 2003 compared to $1,292,000, or $.06 per share (basic and diluted) in 2002, a decrease of $726,000, or $.03 per share.

For the Nine Months Ended July 31, 2003 Compared to the Nine Months Ended July 31, 2002

Sales - Sales for the first three quarters of fiscal year 2003 were $55,680,000 compared to $53,802,000 for the corresponding period in fiscal year 2002, an increase of $1,878,000, or 3%.

Sales for the home and office segment for the first nine months of fiscal 2003 were $36,793,000 compared to $36,335,000 for the corresponding period of fiscal year 2002, an increase of $458,000, or 1%. The increase in sales is attributable to small acquisitions made during the year. Sales from acquisitions totaled $447,000 for the fiscal year to date. Of the total home and office segment sales for the nine month period, water sales totaled $17,806,000, a decrease of 2% from the same period a year ago, equipment rental was $6,400,000, a decrease of 3% from the same period a year ago and sales of coffee and other products were $12,587,000, an increase of 9% compared to the same period a year ago. The decrease in water-related sales is a result of lower sales volume due to economic conditions and lower average selling prices due to competition in the marketplace. The increase in other products compares to a particularly poor corresponding period last year.

Sales for the retail gallon segment increased to $2,400,000 in the first nine months of fiscal 2003 from $1,032,000 in the corresponding period a year ago, an increase of $1,368,000. The increase is attributable to the fact that we did not start selling this line of products until the second quarter of fiscal year 2002, higher demand, and new customers.

Sales for the retail segment for the first nine months of fiscal year 2003 were $16,487,000 compared to $16,435,000 for the corresponding period of fiscal year 2002, an increase of $52,000. For the first nine months of the fiscal year, sales of private label brands increased 24% compared to the same period a year ago. Growth of private label brands reflects both new account acquisitions and market share gain by the established customer base during the period. Sales of the branded products decreased 34% compared to the first nine months a year ago. The decrease is related to the increasingly competitive nature of the branded retail business and limited distribution options in our core markets. Average selling prices of retail-size products for the first nine months of fiscal year 2003 decreased 18% compared to the corresponding period in fiscal year 2002. The decrease in average selling price was primarily attributable to increased competition. Sales volume, in cases, increased 22% in the first nine months of fiscal 2003 compared to the corresponding period last year.

Cost of Goods Sold/Gross Profit - For the first nine months of fiscal year 2003, cost of goods sold was $29,713,000 compared to $26,212,000 for the same period in fiscal 2003, or an increase of 13%. Gross profit for the first nine months was $25,968,000 compared to $27,590,000 for the corresponding period a year ago, a decrease of $1,622,000, or 6%. As a percentage of sales, gross profit for the first nine months of fiscal year 2003 was 47% in 2003 and 51% in 2002. The decrease in gross profit is primarily the result of lower sales of higher margin products, decrease in average selling prices, and higher costs.

Gross profit for the home and office segment was $21,587,000, or 59% of sales, in the first nine months of fiscal 2003 compared to $22,471,000, or 62% of sales, for the comparable period in 2002. The decrease in gross profit for the home and office segment is attributable to lower sales of our higher margin water-related products. The lower sales of these products were a result of both lower sales volume of higher margin products and average selling prices. In addition, increased cost of sales lowered margins. The increase in cost of sales is attributable to higher insurance and employee benefit costs, higher costs related to the reorganization of production and distribution in the upstate New York region, and higher service costs as a result of lower sales volume per customer.

Gross profit for the retail gallon segment increased to $464,000 in the first nine months of fiscal 2003 from $277,000 in the corresponding period a year ago as a result of higher sales. The higher gross margin is attributable to higher sales. However, a decrease in average selling prices due to competitive pressures caused gross margin as a percentage of sales to decrease to 19% from 27% for the respective quarters.

Gross profit for the retail segment was $3,916,000, or 24% of sales, in the first nine months of fiscal 2003 compared to $4,842,000, or 29% of sales, for the comparable period in 2002. The decrease in gross profit is attributable to lower average selling prices and increased production costs. We have continued to gain cost efficiencies from higher sales volume and lower product costs through raw material savings resulting in lower product costs. However, these improvements have been mitigated by increases in such things as energy, plastic (resin), insurance, and employee benefits.

Operating Expenses - For the nine months of fiscal year 2003 compared to the corresponding period in fiscal year 2002, total operating expenses were $20,709,000 and $20,242,000, respectively, an increase of $467,000. Selling, general and administrative expenses ("SG&A") increased by $714,000, or 4%, for the first nine months of fiscal year 2003 compared to the same period last year. SG&A expenses for home and office increased $590,000, or 4%, for the first nine months compared to the corresponding period a year ago. The increase in SG&A for home and office was related to an increase in sales personnel. Also included in the home and office segment is a gain of $150,000 which resulted from the settlement of a lawsuit with a former software provider. The gain was derived from reversal of the unused portion of a reserve for settlement of the suit. SG&A expenses for the retail segments increased $124,000, or 3%. The increase was a result of higher freight and warehouse costs related to increased sales.

Advertising and promotional expense decreased $198,000, or 17%, during the first nine months of 2003 compared to the corresponding period a year earlier. The decrease was primarily due to a decline in advertising in the retail segment as result of a higher mix of private label products. Advertising costs in the home and office segment decreased $100,000, or 15% for the first nine months compared to a year ago. Promotion and advertising for the retail segment decreased $98,000 in the period compared to a year ago, a 21% decrease. There is no advertising or promotion expense in the retail-gallons segment.

For the first nine months of fiscal year 2003, amortization decreased $48,000 to $126,000 from $174,000 for the same period a year ago. The decrease was a result of the expiration of the term of certain agreements associated with acquisitions in prior years. All amortization is accounted for in the home and office segment.

Income from Operations - Income from operations for the first nine months of fiscal year 2003 was $5,258,000 as compared to $7,348,000 for the corresponding period last year, a decrease of

$2,090,000, or 29%. The decrease is primarily due to the lower operating margins. Income from operations in the home and office segment decreased to $5,521,000 in the first nine months of 2003 from $6,846,000 in the first nine months of 2002 primarily because of lower sales volume and prices and higher production and service costs. Income from operations in the retail-gallons segment increased to $173,000 in the first nine months of 2003 compared to $76,000 in the comparable period of 2002. The increase in this segment is due to higher sales volume in the period. We experienced a loss from operations in the retail segment of $436,000 in the first nine months of 2003 compared to income of $426,000 in the first nine months of 2002 as a result of lower average selling prices and higher costs for the period.

Other Income/Expense - Interest expense decreased $281,000 to $3,288,000 during the first nine months of fiscal 2003 from $3,569,000 in the first nine months of fiscal year 2002. The decrease in interest expense was a result of lower interest rates on variable rate senior debt and operating line of credit. Miscellaneous expenses were recorded in the first nine months of 2003 in the net amount of $30,000 compared to $60,000 in 2002. In the first nine months of 2003, the expense was related to the write-off of certain miscellaneous assets. In the first nine months of 2002, $204,000 was recognized from the sale of a trademark, net of legal expenses incurred for the transaction. This was offset by $264,000 recognized for a sales and use tax assessment by the State of New York as result of a routine audit.

Income Before Income Taxes - Income before taxes for the first nine months of fiscal year 2003 was $1,940,000 compared to income before taxes of $3,719,000 for the corresponding period last year. The decrease of $1,779,000 reflects in part that lower interest charges did not offset the effect of lower operating margins.

Income Tax/Net Income - Income tax expense was accrued at an effective rate of 40% for the first nine months of fiscal year 2003 and 2002 resulting in tax expense for the respective periods of $780,000 and $1,488,000. Net income for the first nine months of fiscal 2003 was $1,160,000, or $.05 per share (basic and diluted) compared to $2,232,000, or $.11 per share basic ($.10 diluted) in the first nine months of 2002, a decrease of $1,072,000, $.06 per share ($.05 diluted).

                         Liquidity and Capital Resources

On March 5, 2003 we refinanced our credit facility with Webster Bank and other participants. The new credit facility refinanced $28.5 million of existing senior debt, provided a working capital line of $6.5 million for a term of two years, and makes available up to $15 million to be used for acquisitions and the partial repayment of our outstanding 12% subordinated notes. Of the $15 million, up to $10 million is available for acquisitions in our home and office delivery segment, and up to $5 million is available for the repayment of subordinated debt if we are able to achieve specified financial performance targets in fiscal year 2003. If the targets are not met, there would be no principal payments on the subordinated debt until 2008 when the full senior facility is paid.

As of July 31, 2003 we had working capital of $6,256,000 compared to $3,774,000 on October 31, 2002, an increase of $2,482,000. The increase in working capital was a result of refinancing our debt. The refinancing improved working capital in two ways. First, it extended the amortization of the term loan, lowering payments in the earlier years, and thereby reclassifying less debt as current. Second, it rolled the existing line of credit balance into the term loan, thereby classifying it as long term debt. Increases in accounts receivable are reflective of the seasonal upturn in the retail segment of the business in the second and third quarters.

The line of credit balance was $1,500,000 at the time of the refinancing. We borrowed up to $1,900,000 from our operating line of credit as a source of cash during the nine month period to fulfill operating and capital needs. As of July 31, 2003, there was no outstanding balance on the operating line of credit and we had borrowed $500,000 for an acquisition in our home and office segment. There is $636,000 committed for letters of credit on the operating line. During the first nine months of 2003, we paid $2,483,000 for scheduled debt repayments to Webster Bank. We were in compliance with all of our financial covenants as of July 31, 2003. Based on the financial results of the first nine months of fiscal year 2003, we expect that we will not meet the performance targets to access the $5 million available for repayment of sub-debt under the credit facility with Webster Bank at the end of the year.

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

Lower debt service requirements for the new financing arrangement will provide more cash in future periods. We expect that cash on hand and the cash generated from future operations combined with the operating line of credit with Webster Bank will provide sufficient cash flow for routine operations and growth in the foreseeable future. However, no assurance can be given that this will be the case and that adequate financing at reasonable interest rates will be secured if more cash is needed.

We have reduced our deferred tax asset by $593,000 to reflect our utilization of net operating losses to offset taxes that would have been payable for the period. We have reduced the current portion and increased the long term portion of the deferred tax asset to reflect current estimates of future utilization. There is a total deferred tax asset of $2,242,000 as of July 31, 2003.

We used $3,482,000 for equipment purchases, mostly coolers, brewers, bottles and racks related to home and office distribution. Capital spending is lower than the corresponding period in fiscal 2002 because of the bottling line installed last year.

We commissioned and received an independent opinion concerning the fair value of our home and office reporting unit during fiscal years 2002 and 2003. The home and office segment is the unit though which acquisitions have been made and corresponding goodwill has been booked. For both years the assessment determined that there is no impairment of the goodwill that was booked as a result of these acquisitions.

We used $1,297,000 in cash for several acquisitions in the home and office segment. These were financed with the funds that were borrowed from the acquisition line of credit and cash. We continue to pursue an active program of evaluating acquisition opportunities in our existing home and office markets. If the right opportunities become available, we anticipate using our capital resources and financing from outside sources to complete desirable acquisitions.

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

As of July 31, 2003, we had approximately $2,300,000 of long term debt subject to variable interest rates. Under the loan and security agreement with Webster Bank, we paid interest at a rate of LIBOR plus a margin of 1.5% through March 5, 2003. The margin was adjusted to 2% on March 5, 2003 based on the new financing arrangement with Webster Bank. A hypothetical 100 basis point increase in the LIBOR rate would result in an additional $12,000 of interest expense on an annualized basis.

On a weighted average basis, at our current applicable margin, we have $26,000,000 of debt covered by swaps at 6.6%. Currently, this is above market rates though the agreements are based on three year rate projections. In November, 2003 and April, 2004 the oldest of our outstanding swaps mature. If interest rates remain stable the termination of these agreements will lower our interest costs whether the debt is fixed again or left variable. The swaps are intended to stabilize our cash flow and expenses but ultimately may cost more or less in interest than if we had carried all of our debt at a variable rate over the swap term. Our new financing arrangement requires us to fix at least half of our outstanding senior debt.

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

Coffee

The cost of our coffee purchases are dictated by commodity prices. We enter into contracts to mitigate market fluctuation of these costs by fixing the price for certain periods. Currently we have fixed the price of our anticipated supply through December 2003 at "green" prices ranging from $.57-$.74 per pound. We are not insulated from price fluctuations beyond that date. At our existing sales levels, an increase in pricing of $.10 per pound would increase our total cost for coffee by $75,000. In this case, competitors that had fixed pricing might have a competitive advantage.

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

We also pay for fuel indirectly by hiring carriers to deliver product though we do not have contracts with them. While the impact of a change in prices is less predictable because of the absence of a contractual arrangement, we know that fuel prices affect freight rates. Based on experience and estimates, we anticipate that each $.10 per gallon increase in fuel costs would result in additional freight cost of approximately $25,000 per year.

Recent increases in fuel prices that have increased the Company's costs in the first nine months of 2003. As mentioned above, the increase in the cost of petroleum related products also increases the cost of PET bottles that the Company purchases. If fuel prices stay elevated for a prolonged period of time, no assurance can be given that the Company will be able to effectively pass these increased costs to its customers.

PART I - Item 4.

CONTROLS AND PROCEDURES

Our Chairman and Chief Executive Officer, our Chief Financial Officer, and other members of our senior management team have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on such evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were adequate and effective to provide reasonable assurance that information required to be disclosed by the Company, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

The effectiveness of a system of disclosure controls and procedures is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of internal controls, and fraud. Due to such inherent limitations, there can be no assurance that any system of disclosure controls and procedures will be successful in preventing all errors or fraud, or in making all material information known in a timely manner to the appropriate levels of management.

PART II - Other Information

Item 1 - Legal Proceedings

         None.

Item 2 - Changes in Securities

         (a)      None.

         (b)      None.

         (c)      None.

Item 3 - Defaults upon Senior Securities

         None.

Item 4 - Submission of Matters to a Vote of Security Holders

         None.

Item 5 - Other Information

         In August 2003 we filed a lawsuit in federal court in Massachusetts against Nestle Waters North America, Inc. and its parent company, Nestle S.A. Our lawsuit alleges that Nestle has engaged, and continues to engage, in false and misleading advertising of its Poland Spring(R) brand of bottled water, and that Nestle has marketed and sold, and continues to market and sell, Poland Spring(R) as "spring water" with the knowledge that it is not spring water and does not meet the scientific, regulatory or plain English definitions of the term. We believe that these practices have helped Nestle, one of our major competitors, to capture a very significant market share of the bottled water market.

         We have made claims under the federal Lanham Act, which creates civil liability for any person who, in commercial advertising or promotion, misrepresents the nature, characteristics, qualities or geographic origin of goods, services or commercial activities. We have also made claims under corresponding provisions of unfair trade practice laws in approximately 25 states that provide a private right of action for such violations. We are seeking an injunction that would require Nestle not to engage in false advertising and to publish corrective advertising that would retract its false and misleading statements. We are also seeking monetary damages.

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

10.1*             1993 Performance Equity Plan. (Incorporated by reference from Exhibit 10.9 of Registration Statement 33-72940.)

Exhibit
Number                                                           Description
------                                                           -----------
10.2*             1998 Incentive and Non-Statutory Stock Option Plan, as amended. (Incorporated by reference to Appendix A to the
                  Definitive Proxy Statement dated March 10, 2003.)

10.3*             1999 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit A of the 1999 Definitive Proxy
                  Statement.)

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

Exhibit
Number                                                           Description
------                                                           -----------
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

Exhibit
Number                                                           Description
------                                                           -----------
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

31.1              Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley act of 2002.

31.2              Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley act of 2002.

32.1              Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

Exhibit
Number                                                           Description
------                                                           -----------
32.2              Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

*  Relates to compensation

** Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment granted by the Securities and Exchange Commission.

*** The form contains all material information concerning the agreement and the only differences are the name and the contact information of the director or officer who is party to the agreement.

(b)      Reports on Form 8-K

         A Report on Form 8-K was filed on August 8, 2003 to announce a change of independent accountants from Marcum & Kliegman LLP to Deloitte & Touche LLP.

         A Report on Form 8-K was filed on June 16, 2003 in conjunction with the press release announcing our financial results for the second quarter of fiscal year 2003.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   September 15, 2003
         Randolph, Vermont

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

                           Vermont Pure Holdings, Ltd.
                          Quarterly Report on Form 10-Q
                       for the Quarter Ended July 31, 2003
                             Exhibits Filed Herewith

Exhibit
Number                                                    Description
------                                                    -----------
31.1              Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley act of 2002.

31.2              Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley act of 2002.

32.1              Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

32.2              Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002.