Form 10-K
period 2003-10-31
VERMONT PURE HOLDINGS LTD/DE
filed 2004-01-29
CIK 1123316

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 2003

                  or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to
         ___________

                        Commission File Number 333-45226

                           VERMONT PURE HOLDINGS, LTD.
                 ----------------------------------------------
                 (Exact name of business issuer in its charter)

           DELAWARE                                    03-0366218
--------------------------------          -------------------------------------
(State or other jurisdiction of           I.R.S. Employer Identification Number
 incorporation or organization)

    P.O. Box C, Route 66, Catamount Industrial Park, Randolph, Vermont 05060
--------------------------------------------------------------------------------
              (Address of principal executive offices and zip code)

         Issuer's telephone number, including area code: (802) 728-3600

Securities registered pursuant to Section 12(g) of the Act: None

Securities  registered  pursuant to Section 12(b) of the Act:   Common Stock,  par value $.001 per share
                                                                ----------------------------------------
                                                                          (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last sale price per share of common stock on April 30, 2003, the last day of the registrant's most recently completed second fiscal quarter, as reported on the American Stock Exchange, was $34,439,068.

The number of shares outstanding of the Issuer's Common Stock, $.001 par value, was 21,474,399 on January 22, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement, which is expected to be filed not later than 120 days after the registrant's fiscal year ended October 31, 2003, to be delivered in connection with the registrant's annual meeting of stockholders, are incorporated by reference to Part III into this Form 10-K.

                                     PART I

ITEM 1. BUSINESS.

         We bottle, market and distribute natural spring water under the Vermont Pure(R) and Hidden Spring(R) brands, and purified water with minerals added under the Crystal Rock(R) brand, to the retail consumer and Home & Office markets. We sell our products primarily in New England, New York and New Jersey, as well as the mid-Atlantic and the mid-western United States.

INDUSTRY BACKGROUND

         Bottled water has been and continues to be one of the fastest growing segments of the beverage industry. According to studies prepared by Beverage Marketing Corporation, on a calendar year basis, total bottled water consumption on a per capita basis in the United States more than doubled from 1990 to 2002. Annual consumption increased from 8.8 gallons per capita in 1990 to 21.2 gallons per capita in 2002. Bottled water volume in the United States has grown significantly, increasing from approximately 2.2 billion gallons in 1990 to approximately 6.0 billion gallons in 2002, a 173% increase. The wholesale sales value of bottled water increased more, from approximately $2.6 billion in 1990 to approximately $7.8 billion in 2002. Over the period from 1993 to 2002, bottled water was the fastest growing beverage category in the United States.

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

         In recent years, the bottled water industry has experienced periods of significant consolidation. Large multi-national companies such as Perrier (owned by Nestle), Groupe Danone and Suntory Water Group have been active acquirers of small and medium sized regional bottled water companies. In 2003, Danone and Suntory pooled their respective United States assets in the industry into a joint venture to create the largest Home & Office water delivery company in the country. In general, the primary drivers of this consolidation are the incremental growth realized by acquiring the target company's customer base, and synergies resulting from integrating existing operations.

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

COMPANY BACKGROUND

         Vermont Pure Holdings, Ltd. has two main operating subsidiaries, Crystal Rock Spring Water Company, Inc. and Vermont Pure Springs, Inc.

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

         By 1996, we began to pursue a strategy of diversifying our product offerings. Most notably, we began to utilize an acquisition strategy in 1996 to minimize our reliance on the retail consumer side of the business and to increase growth in other categories. Prior to 1996, our retail business represented 90% of our total sales revenues. In 2003, by way of contrast, our Home & Office delivery category represented 65% of our total sales. Based on historical data, this sales volume would place us fourth in the United States and second in the northeast region for this type of distribution. Additional benefits of increasing the Home & Office channel have included higher gross margins and reduced seasonality of our sales.

         In October 2000, we merged with the Crystal Rock Spring Water Company, Inc. of Watertown, Connecticut. Crystal Rock had historically focused its manufacturing resources on the still, non-carbonated segment of the bottled water industry. Although its primary business had been the marketing and distribution of Crystal Rock(R) brand of purified and mineralized drinking water to the Home & Office delivery markets, it also distributed coffee, other refreshment type products, and vending services in Connecticut, New York and Massachusetts. We continue to provide these products and services.

         We continued our acquisition strategy in fiscal year 2002 with smaller acquisitions in our established Home & Office markets. Noteworthy among these was our acquisition of Iceberg Springs, a Home & Office distributor servicing Fairfield and New Haven counties in Connecticut and the suburban New York communities in Westchester and Putnam counties. Iceberg's annual revenue was approximately $3 million while servicing 4,500 customers. In 2003, we acquired seven small water and coffee companies in our core market areas. The historical annualized sales of these businesses totaled a combined $4.2 million.

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

         In the consumer retail market, we have taken advantage of our customer relationships, quality water sources and bottling operations by co-packing private label brands. Private labels are a growing portion of this category and have become increasingly competitive with branded products in terms of price and market share. In addition to providing increased bottling volume and contributing margin, we believe this business enhances relationships with the retailers we serve. Current customers include large northeast retail grocers such as A&P, Giant Carlisle, Finast, Hannaford, Shop Rite, Stop & Shop, CVS, and Tops, among others. In 2003, private label sales grew to account for 72% of our consumer retail sales, representing 27% of our total sales.

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

WATER SOURCES AND BOTTLING OPERATIONS

         The primary sources of our natural spring water are springs located at our property in Randolph, Vermont, and a spring owned by a third party in Stockbridge, Vermont, that is subject to a water supply contract.

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

         In addition to drawing water from our own springs, we buy bulk quantities of water from natural springs owned or operated by non-affiliated entities. All of these springs are approved by the State of Vermont as sources for natural spring water. During fiscal year 2003, purchases of spring water from a source in Vermont that is not owned by or affiliated with us amounted to approximately 60% of our usage of spring water. We are actively exploring the acquisition of additional spring sources that would enable us to reduce our reliance on third-party springs.

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

         In 2002, we signed a 20-year agreement with the Town of Bennington, Vermont to purchase water from a spring owned by the town. Under that agreement, we can use up to 100,000 gallons a day from this site. We plan to use this water primarily in our Halfmoon, New York bottling facility. Presently, we have yet to use water from this site.

         An interruption or contamination of any of our spring sites would materially affect our business. We believe that we could find adequate supplies of bulk spring water from other sources, but that we might suffer inventory shortages or inefficiencies, such as increased purchase or transport costs, in obtaining such supplies.

         Water from the local municipality is the primary raw source for the Crystal Rock(R) brand. The raw water is purified through a number of processes beginning with filtration. Utilizing carbon and ion exchange filtration systems, we remove chlorine and other volatile compounds and dissolved solids. After the filtration process, impurities are removed by reverse osmosis and/or distillation. We ozonate our purified water (the process of injecting ozone into the water as an agent to prohibit the formation of bacteria) prior to storage in four 30,000-gallon storage tanks. Prior to bottling, we add pharmaceutical grade minerals to the water, including calcium and potassium, for taste. The water is again ozonated and bottled in a fully enclosed clean room with a high efficiency particulate air, or HEPA, filtering system designed to prevent any airborne contaminants from entering the bottling area, in order to create a sanitary filling environment.

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

         We use outside distributors in areas where we currently do not distribute our products. Distributor sales represented less than 2% of total revenue in 2003.

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

         We employ a sales force of four people for retail and distributor coverage on a product line basis. Our sales personnel act as a liaison among distributors, customers and ourselves for ordering product, facilitating distribution, servicing retail outlets, and coordinating warehouse distribution. Sales personnel actively seek to expand the number of retail outlets and distributors, and they participate in overall market development.

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

         Contract packaging is a growing part of the retail consumer marketplace and is very price competitive. We seek opportunities for contract packaging for a variety of reasons, including the fact that it develops favorable relationships with retail chains and provides volume to fill bottling capacity. For the past three fiscal years, contract packing represented the most significant growth portion of our retail consumer product sales revenue - more than doubling in 2002 and increasing 26% in 2003. Private label revenue was 27% of our total sales in 2003 compared to 20% in 2002 and 9% in 2001.

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

         We entered into a new supply agreement for bottles effective January 1, 2003 that enables us to further reduce the weight and cost of our bottles. In recent years, we have effectively reduced our cost per case for bottles due to the reduction in gram weight of resin. In addition, this reduction has had a favorable impact on the environment, reducing the amount of plastic in our containers and the amount of plastic entering the waste stream by over 1,000,000 pounds per year. Management is constantly undertaking further raw material cost saving initiatives for caps, plastic, and corrugated packaging. Notwithstanding these expectations, we may experience shortages or unscheduled price increases that would adversely effect our cost of goods.

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

         The bottled water market in this country is dominated by large multi-national companies such as Nestle (Perrier Group), and Danone/Suntory Water Group. Perrier markets such regional brands as Poland Spring, Deer Park, Ice Mountain, Great Bear, Arrowhead, Calistoga, Ozarka, Zephyrhills, and Aberfoyle Springs, and the Aqua-Cool division of Ionics. Groupe Danone distributes Evian, Dannon, and Naya nationally. Danone/Suntory markets primarily through the Home & Office channel regional brands such as Sparkletts, Belmont Springs, Kentwood, Crystal Springs, Sierra

Springs, and Hinckley Springs. The entry of Pepsi Cola (Aquafina) and Coca-Cola (Dasani) into the PET retail segment, leveraging their production and distribution infrastructure, has significantly altered the bottled water industry. All of these global competitors have greater resources and their brands are often better established than our brands.

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

         The Home & Office market has several national or large competitors such as Perrier Group (Poland Spring, Deer Park, and Great Bear), and Danone/Suntory (Belmont Springs). Additionally, we compete with smaller regional bottlers such as Monadnock in the Boston area, Leisure Time in the Hudson Valley of New York, and Mayer Brothers in Buffalo.

         With our Vermont Pure(R) brand, we compete on the basis of pricing, customer service, and quality of our products, the image of the State of Vermont, attractive packaging, and brand recognition. With the Crystal Rock(R) brand, we compete on the basis of the purity of the distilled product with minerals added back for taste. We consider our trademarks, trade names and brand identities to be very important to our competitive position and defend our brands vigorously.

         We feel that installation of filtration units in the home or commercial setting poses a competitive threat to the business. To address this, we make available plumbed-in filtration units and servicing contracts on a limited basis.

         As the retail industry consolidates, we are increasingly subject to competition from large multinational companies with more resources and product lines which could give them an advantage in selling, promoting, bottling, and delivering products. We have one plant devoted to bottling retail size packages, which to some extent hinders our ability to react to competitive changes in a larger marketplace. In addition, a substantial event that incapacitated the facility could result in an inability to satisfy customer needs.

         Consolidation of the retail and distribution trade has limited the number of potential customers in the marketplace and increased competition to obtain their business. If this trend were to continue, it could hamper our ability to sell our retail products for an adequate profit margin.

         In the Home & Office segment, competition from non-traditional sources is changing the marketplace. The two most notable examples are water filtration as a substitute for purchasing water and cheaper coolers from offshore sources, making customer purchasing a more viable alternative to leasing. We are reacting to these changes by integrating these options into our business. If we are not able to successfully integrate them into our business, our sales and profits could decrease.

TRADEMARKS

        We sell our bottled water products under the trade names Vermont Pure Natural Spring Water(R), Crystal Rock(R), Hidden Spring(R), and Stoneridge(R). We have rights to other trade names, including Pequot Natural Spring Water(R), Excelsior Spring Water(R), Happy Spring Water(R),

Manitock Spring Water(R), and Vermont Naturals(R). Our trademarks as well as label design are registered with the United States Patent and Trademark Office.

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

EMPLOYEES

         As of January 22, 2004, we had 367 full-time employees and 29 part-time employees. None of the employees belongs to a labor union. We believe that our relations with our employees are good.

         Our continued success will depend in large part upon the expertise of senior management. On October 5, 2000, Timothy G. Fallon, Chairman and Chief Executive Officer; Peter K. Baker, President; John B. Baker, Executive Vice President; and Bruce MacDonald, Chief Financial Officer, Treasurer and Secretary entered into five-year employment contracts with the Company. These agreements do not prevent these employees from resigning. John Baker's contract has a "reduced employment" option that became available to him in April 2002 that allows for part-time employment at Mr. Baker's option. To date, Mr. Baker has not exercised this option.

         The departure or loss of Mr. Fallon or Mr. Peter Baker in particular could have a negative effect on our business and operations.

ADDITIONAL AVAILABLE INFORMATION

         Our principal Internet address is www.vermontpure.com. We make our annual, quarterly and current reports, and amendments to those reports, available free of charge on www.vermontpure.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Reports of beneficial ownership of our common stock, and changes in that ownership, by directors and officers on Forms 3, 4 and 5 are likewise available free of charge on our website.

ITEM 2. PROPERTIES.

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

         As part of our Home & Office delivery operations, we have entered into or assumed various lease agreements for properties used as distribution points and office space. The following table summarizes these arrangements:

    Location                    Lease expiration          Sq. Ft.       Annual Rent
    --------                    ----------------          -------       -----------
Williston, VT                   Month-to-Month              8,500       $    61,995
Waltham, MA                     December, 2008             11,760       $   108,780
Londonderry, NH                 April, 2005                 4,800       $    27,500
Rochester, NY                   January, 2007              15,000       $    89,400
Buffalo, NY                     September, 2005            10,000       $    60,000
Syracuse, NY                    December, 2005             10,000       $    33,420
Halfmoon, NY                    October, 2011              22,500       $   125,043
Plattsburgh, NY                 August, 2004                3,640       $    20,568
Watertown, CT                   October, 2010              67,000       $   360,000
Stamford, CT                    October, 2010              22,000       $   216,000
White River Junction, VT        March, 2004                 3,275       $    16,211
Waterbury, CT                   June, 2007                 19,360       $    91,974

         In conjunction with the Crystal Rock merger, we entered into ten-year lease agreements to lease the buildings that are utilized for operations in Watertown and Stamford, Connecticut. The landlord for the buildings is a trust with which Henry, John, and Peter Baker, and Ross Rapaport are affiliated.

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

         We have made claims under the federal Lanham Act, which creates civil liability for any person who, in commercial advertising or promotion, misrepresents the nature, characteristics, qualities or geographic origin of goods, services or commercial activities. We have also made claims under corresponding provisions of unfair trade practice laws in approximately 25 states that provide a private right of action for such violations. We are seeking an injunction that would require Nestle not to engage in false advertising and to publish corrective advertising that would retract its false and misleading statements. We are also seeking monetary damages. Nestle has filed a motion to dismiss the case on the grounds that we have failed to state a proper claim. The court has not yet ruled on Nestle's motion to dismiss.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of security holders during the quarter ended October 31, 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our Common Stock is traded on the American Stock Exchange, or AMEX, under the symbol VPS. The table below indicates the range of the high and low daily closing prices per share of Common Stock as reported by AMEX.

Fiscal Year Ended October 31, 2003

         First Quarter                    $4.40         $3.54
         Second Quarter                   $4.15         $3.00
         Third Quarter                    $3.92         $3.05
         Fourth Quarter                   $3.70         $3.33

Fiscal Year Ended October 31, 2002

         First Quarter                    $5.50         $3.65
         Second Quarter                   $5.36         $4.70
         Third Quarter                    $4.99         $3.70
         Fourth Quarter                   $4.89         $3.30

         The last reported sale price of our Common Stock on AMEX on January 14, 2004 was $3.13 per share.

         We had 390 record owners of our Common Stock as of January 14, 2004. As of that date, we believe that there were approximately 3,200 beneficial holders of our Common Stock.

         No dividends have been declared or paid to date on our Common Stock, and we do not anticipate paying dividends in the foreseeable future. We follow a policy of cash preservation for future use in the business.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

         The following table sets forth additional information as of October 31, 2003, about shares of our Common Stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements that were not required to be and were not submitted to our stockholders for approval.

                                            (a)                          (b)                          (c)
--------------------------------------------------------------------------------------------------------------------
                                                                                             Number of Securities
                                                                                            remaining available for
                                Number of Securities to be    Weighted-average exercise      future issuance under
                                  issued upon exercise of       price of outstanding       equity compensation plans
                                   outstanding options,         options, warrants and        (excluding securities
        Plan Category               warrants and rights                rights              reflected in column (a)).
--------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders             1,988,486                      $3.10                       657,697
--------------------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders
(1)(2)(3)                                  490,335                      $2.50                           -0-
--------------------------------------------------------------------------------------------------------------------
Total                                    2,478,821                      $2.98                       657,697
--------------------------------------------------------------------------------------------------------------------

(1) On July 24, 1996, we granted non-qualified stock options to each of Robert Getchell, Beat Schlagenhauf, Norman Rickard, and David Preston to acquire 30,000 shares of our Common Stock for a per share price of $2.50. The options expire in July 2006. Each grantee was a director at the time of grant and received the option as a performance incentive. The material features of these plans are substantially similar to those of the stockholder-approved plans.

(2) On September 12, 1997, we granted non-qualified stock options to David Preston to acquire 26,000 shares of our Common Stock, and to each of Robert Getchell, Beat Schlagenhauf, and Norman Rickard to acquire, in each case, 22,000 shares of our Common Stock for a per share price of $2.50. The options expire at various times between September 2004 and December 2005. Each grantee was a director at the time of grant and received the option as a performance incentive. The material features of these plans are substantially similar to those of the stockholder-approved plans.

(3) In an agreement dated November 4, 1994, and modified on September 12, 1997, we granted non-qualified stock options to Tim Fallon to acquire 293,335 shares of our Common Stock for a per share price of $2.50. The options expire on December 1, 2004. In February 2002, Mr. Fallon exercised 25,000 of these options. On July 24, 1996 we granted an additional 10,000 shares of our Common Stock of non-qualified stock options at an exercise price of $2.50 per share. The material features of these plans are substantially similar to those of the stockholder-approved plans.

SECURITIES SOLD AND EXEMPTION FROM REGISTRATION CLAIMED.

         On January 2, 2003, the Corporation issued shares of the Company's Common Stock, at a per share price of $4.33, to the following Directors of the Company in lieu of the board fees owed them for calendar year 2002:

Director             Number of Shares       Aggregate Price
--------             ----------------       ---------------
Norman Rickard            3,619                  $15,200
Beat Schlagenhauf         2,714                  $11,400
Ross Rapaport             2,952                  $12,400

         Effective as of June 30, 2003, the following directors purchased shares of the Company's Common Stock at a per share price of $3.49, pursuant to their right to accept a portion of their compensation as directors in stock. Certificates representing these shares were issued in January 2004.

Director             Number of Shares       Aggregate Price
--------             ----------------       ---------------
Norman Rickard            2,135                  $7,451
Beat Schlagenhauf         1,504                  $5,249
Ross Rapaport             1,791                  $6,251

         Each such transaction was exempt from registration under the Securities Act of 1933 as a private placement under Section 4(2) thereof.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS DURING THE FOURTH QUARTER.

         None.

ITEM 6. SELECTED FINANCIAL DATA.

         The selected consolidated financial data set forth below should be read in conjunction with our financial statements and footnotes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report. The historical results are not necessarily indicative of the operating results to be expected in the future.

                                                Fiscal Years Ended
                       October 31,   October 31,   October 31,    October 31,   October 30,
                           2003          2002          2001          2000           1999
                       ------------  ------------  ------------  -------------  -----------
Net sales              $ 76,195,246  $ 71,720,145  $ 64,858,277  $ 32,972,481   $28,864,737
Net income (loss)      $  1,352,555  $  2,509,455  $  1,168,844  $ (2,382,678)  $ 3,398,641
Net income (loss)
  per share-diluted    $        .06  $        .11  $        .06  $       (.22)  $       .31
Total assets           $111,334,064  $109,334,071  $106,131,155  $110,825,640   $33,834,230
Long term obligations  $ 48,273,782  $ 46,539,557  $ 47,851,386  $ 51,428,257   $13,733,268

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

         When used in the Form 10-K and in our future filings with the Securities and Exchange Commission, the words or phrases "will likely result," "we expect," "will continue," "is anticipated," "estimated," "project," or "outlook" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. We wish to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to various risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We have no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

RESULTS OF OPERATIONS

Performance Overview - Recent Trends

         Our net income declined from fiscal year 2002 to fiscal year 2003. In addition, our operating results for fiscal year 2003 have been affected by significant decreases in gross margin. In general, these decreases are attributable to lower sales and higher costs for raw materials, direct labor and operating overhead.

         The sluggish economic environment in our core markets has had a negative effect on sales in the Home & Office segment. Net of acquisitions, these conditions have resulted in lower volume through loss of customers, reduced business with continuing customers, and increased competition causing lower average selling prices. In addition, those products that reflect increased sales are lower margin products. The retail segment has been transformed by competition. Price cuts by large competitors in the branded market have significantly reduced sales of our branded products. An increase in sales of private label products has more than made up for this revenue. However, the competitive environment has continued to decrease pricing for all products in this segment. Although increased volume and bottling efficiencies have more than offset commodity (PET plastic) price increases, it has not offset the reduction in selling prices. The result was a lower gross margin percentage in the retail segment compared to previous years.

         Fuel costs have increased both transportation and plastic costs. Higher insurance costs have affected both employee benefits and property and casualty expenses.

         Despite these adverse trends, current profitability levels and continued positive cash flow have allowed us to continue to service our debt, fund capital expansion, and continue our acquisition strategy.

         Results of this fiscal year have not altered our strategic direction, even though growth and profitability trends have changed in the current fiscal year compared to the past several years. We believe that variable external factors such as economic conditions and commodity pricing will not change current trends in the near term. While no assurance can be given that these factors will change or moderate in the foreseeable future, we continue to position our business so that cyclical improvements that have characterized these and similar factors in the past are more likely to produce growth and improve our profitability.

Fiscal Year Ended October 31, 2003 Compared to Fiscal Year Ended October 31,
2002

         Sales

         Sales for 2003 were $76,195,000 compared to $71,720,000 for 2002, an increase of $4,475,000 or 6%.

         Sales through our Home & Office distribution channel increased to $49,854,000 in 2003 from $49,068,000 in 2002, an increase of $786,000 or 2%. The increase was a result of several small
acquisitions. Net of the acquisitions, sales were down 5%, primarily due to lower sales prices and lower demand for products in this segment.

         The comparative breakdown of sales of the product lines within the segment is as follows:

       Product Line             2003           2002        Difference   % Diff.
                                ----           ----        ----------
                            (in 000's $)   (in 000's $)   (in 000's $)
--------------------------------------------------------------------------------
Water                         $24,030        $24,738       $   (708)      (3%)

Coffee and Other Products      17,284         15,581          1,703       11%

Equipment Rental                8,540          8,749           (209)      (2%)
                              -------        -------       --------       --

Total                         $49,854        $49,068       $    786        2%

         Water - Sales were favorably affected by $260,000 of sales attributable to acquisitions made during the year. A 1% decrease in delivered bottles, net of acquisitions, accounted for $523,000 of the decrease in sales. The decreased volume was a result of lower market demand due to the economic environment and competition from the filtration market. The average selling price per delivered bottle decreased 2% as a result of competitive pressures in our core market. In aggregate, the change in price amounted to $445,000 of the decrease in sales for this line.

         Coffee and Other Products - The acquisition of a large office coffee distributor during the year increased sales $653,000. In addition, revenue increased $707,000 from administrative fees to recapture increased fuel costs in the third quarter and the recovery of bottle deposits not returned.

         Equipment Rental - Water cooler rental was down as a result of the lower market demand referred to above and competition from retail outlets selling units. Placements were down less than 1% and average price was down 2%, resulting in an aggregate decrease in rentals of $202,000. Brewer rentals increased slightly as a result in demand for single serve units.

         Sales of our consumer retail products increased to $22,382,000 in 2003 from $21,197,000 in 2002, an increase of $1,185,000, or 6%. Total case volume increased 25% from fiscal year 2002. However, all of our lines face stiff competition from national and regional brands. The result is that average selling price decreased 15%.

         The comparative breakdown of sales by product line for this segment is as follows:

     Brand             2003           2002        Difference    % Diff.
                       ----           ----        ----------
                   (in 000's $)   (in 000's $)   (in 000's $)
-----------------------------------------------------------------------
Private Label        $16,426        $13,075        $ 3,351        26%

Vermont Pure(R)        2,873          4,763         (1,890)      (40%)

Hidden Spring(R)       3,083          3,359           (276)       (8%)
                     -------        -------        -------        --
Total                $22,382        $21,197        $ 1,185         6%

         Private Label - The increase in sales of private label products is attributable to the acquisition of new customers and continued growth of market demand. Sales volume increased 26% while average selling price fell 8% from 2002 to 2003.

         Vermont Pure(R) & Hidden Spring(R) - Sales of branded products declined as a result of a decrease in volume due to limited distribution options and price due to the competitive environment.

         Sales of water in the one-gallon size more than doubled in fiscal year 2003 to $3,959,000 from $1,455,000 in fiscal year 2002. The increase is attributable to two major customers that started purchasing product in fiscal year 2002.

         Gross Profit/Cost of Goods Sold

         Gross profit decreased to $34,952,000, or 46% of sales, in 2003 from $36,137,000, or 50% of sales, in 2002. The decrease in gross profit was attributable to lower average selling prices and higher costs. Gross profit for the Home & Office segment decreased to $29,054,000, or 58% of sales, in 2002 from $30,009,000, or 61% of sales, in 2001. The decrease in gross profit was due to lower sales volume and average selling prices, particularly for our higher margin water-related products. In addition, increased cost of sales lowered margins. The increase in cost of sales is attributable to higher insurance and employee benefit costs, higher costs of production as a result of higher costs of materials for bottles and labor, and higher service costs as a result of lower sales volume per customer.

         Gross profit for the consumer retail segment decreased to $5,229,000, or 23% of sales, in 2003 from $5,732,000, or 27% of sales, in 2002. The decrease in gross profit was attributable to the effect of lower average selling prices despite higher sales volume. Lower average selling prices are attributable to a change in competitive pressures affecting all products as well as a change in product mix from branded to private label. Production costs were stable from 2002 to 2003 with savings from efficiency and volume being mitigated by increases in energy-related raw materials.

         Gross profit for the retail gallon segment increased to $669,000 in 2003 from $396,000 in 2002. The higher gross margin is attributable to higher sales. However, a decrease in average selling prices due to competitive pressures caused gross margin as a percentage of sales to decrease to 17% from 27% for the respective years.

         Income from Operations/Operating Expenses

         Total operating expenses increased to $28,294,000 in 2003 from $27,024,000 in 2002, an increase of $1,270,000, or 5%. Operating expenses in the Home & Office and gallon segments increased 6% and 52%, respectively, while operating expenses decreased 3% in the retail segment. Higher operating costs, combined with lower selling prices and higher production costs, resulted in a decrease in income from operations of $2,454,000, to $6,659,000 in 2003 compared to $9,113,000 in 2002.

         Selling, general and administrative (SG&A) expenses were $26,802,000 and $25,084,000 for 2003 and 2002, respectively, an increase of $1,718,000, or 7%. For the Home & Office segment, SG&A expenses increased to $21,030,000 in 2003 from $19,515,000 in 2002, an increase of $1,515,000, or 8%. This increase was primarily driven by an increase in the sales force to maintain and improve sales volume. SG&A expenses in the retail segments increased 4% to $5,772,000 in 2003 from $5,569,000 the prior year. The increase of $203,000 was primarily attributable to higher transportation, storage, and administrative costs associated with higher sales volume.

         Advertising expenses decreased 24% to $1,266,000 in 2003 from $1,656,000 in 2002. Advertising for the retail segment totaled $465,000 in 2003 compared to $683,000 in 2002, a decrease of 32%. In the Home & Office segment, advertising decreased 18% to $801,000 in 2003 from $973,000 in 2002. The decrease is reflective of a sales strategy that focused more on direct sales than advertising. Advertising for the retail segment totaled $462,000 in 2003 compared to

$683,000 in 2002, a decrease of 32%. As private label products make up a larger part of our sales mix, less promotional support is required.

         Amortization decreased to $186,000 in 2002 to $232,000 in 2003 because certain acquisition agreements that we amortize have been fully amortized during the year. We performed a test for impairment of goodwill in the second quarter and determined that there is no impairment to the goodwill presently on the balance sheet. An assessment of the value of goodwill will be completed annually by an outside, independent firm. All amortization is accounted for in the Home & Office segment.

         Other compensation in fiscal year 2003 totaled $39,000 compared to $52,000 in fiscal year 2002. This expense relates to compensation paid in company stock.

         Interest, Taxes, and Other Expenses

         Net interest expense decreased to $4,413,000 in 2003 from $4,553,000 in 2002, a decrease of $140,000. This was reflective of lower market interest rates on the variable portion of our senior debt and operating line of credit. Further savings were mitigated by higher-than-market interest rate swaps that fixed a portion of our senior debt, as discussed further in the next section. While we expect to experience savings of as much as $600,000 in fiscal year 2004 from the termination of current swap agreements, these savings could erode if market rates increase considerably.

         We had a loss of $42,000 on the sale of equipment in the normal course of business compared to a loss of $228,000 last year.

         Income before income tax expense was $2,204,000 for 2003 compared to $4,260,000 in 2002. Lower taxable income resulted in a $900,000 decrease in income tax expense from 2002 to 2003. The effective tax rate that we used to compute our expense reduced slightly from 41% to 39%. For a reconciliation of the effective and statutory expense, see Note 18 to our Notes to the Consolidated Financial Statements. Our total effective tax rate is a combination of federal and state rates for the states in which we operate. Historically, our rate has been approximately 40% of income before taxes and we expect that to continue.

         Net Income

         Lower interest and taxes did not offset lower prices and higher costs mentioned earlier. As a result, net income decreased to $1,352,000 in 2003 from $2,509,000 in 2002, a decrease of $1,157,000, or 46%.

         Based on the weighted average number of shares of common stock outstanding of 21,282,294 (basic) and 21,764,698 (diluted) during 2003, net income was $.06 per share - basic and diluted. This compares to $.12 per share, basic, and $.11 per share, diluted, in 2002.

         We entered into a new swap agreement during the year ended October 31, 2003 as (described under Liquidity and Capital Resources). Cumulatively, the fair value of our four outstanding swaps increased $785,000 during the year, resulting in an unrealized loss of $36,000, net of taxes, over the life of the instruments. This amount has been recognized as an adjustment to net income to arrive at comprehensive income as defined by the applicable accounting standards. Further, it has been recorded as a current liability and a decrease in stockholders' equity on our balance sheet.

Fiscal Year Ended October 31, 2002 Compared to Fiscal Year Ended October 31,
2001

         Sales for 2002 were $71,720,000 compared to $64,858,000 for 2001, an increase of $6,872,000 or 12%.

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

         Gross profit increased to $36,137,000, or 50% of sales, in 2002 from $35,055,000, or 54% of sales, in 2001. Gross profit as a percentage of sales decreased by 4% as a result of lower average selling prices and higher costs. The aggregate dollar increase was attributable to higher sales volume. Gross profit for the Home & Office segment increased to $30,009,000, or 61% of sales, in 2002 from $29,492,000, or 62% of sales, in 2001. The dollar increase in gross profit was attributable to higher sales volume. The decrease in gross profit as a percentage of sales was due to higher service costs in the segment. Gross profit for the consumer retail segment increased to $6,128,000, or 27% of sales, in 2002 from $5,563,000, or 32% of sales, in 2001. The dollar increase in gross profit was attributable to higher sales volume. The decrease in gross profit as a percentage of sales was due to lower average selling prices. Lower average selling prices are attributable to a change in competitive pressures affecting all products as well as a change in product mix from branded to private label.

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

         Selling, general and administrative, or SG&A, expenses were $25,084,000 and $24,302,000 for 2002 and 2001, respectively, an increase of $782,000, or 3%. SG&A expenses in the retail segment increased 16% to $5,569,000 in 2002 from $4,824,000 the prior year. The increase was attributable to higher distribution and storage costs associated with higher sales volume. For the Home & Office segment, SG&A expenses increased to $19,515,000 in 2002 from $19,478,000 the prior year.

         Advertising expenses increased 26% to $1,656,000 in 2002 from $1,317,000 in 2001. Advertising for the consumer retail segment totaled $683,000 in 2002 compared to $670,000 in 2001. In the Home & Office segment, advertising increased 51% to $973,000 in 2002 from $646,000 in 2001. The substantial increase was due to an effort to offset poor economic conditions with increased visibility.

         Amortization decreased from $2,544,000 in 2001 to $232,000 in 2002 because at the beginning of 2002 we implemented Statement of Financial Accounting Standards No. 142, which stipulates that goodwill will not be amortized. The pronouncement also stipulates that goodwill will be assessed periodically for impairment. We completed a valuation of goodwill in the second quarter and determined that there is no impairment to the goodwill presently on the balance sheet. An assessment of the value of goodwill will be completed annually. Other intangible assets continue to be amortized. All amortization is accounted for in the Home & Office segment.

         Other compensation in fiscal year 2002 totaled $52,000 compared to $16,000 in fiscal year 2001. This expense is attributed to the exercise of stock options.

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

         We recorded net tax expense of $1,751,000 in 2002, reflecting an effective tax rate of 41%, compared to $680,000 in 2001, an effective tax rate of 37%. We had no deferred tax benefits available in 2002 since loss carryforwards, for book purposes, have been fully utilized. Tax expense in 2001 was offset by a deferred tax benefit of $973,000. Our effective tax rate in 2001 was 37% compared to our assumed statutory rate of 40%. The rate was lowered by the recognition of the deferred tax benefit, but the benefit was offset by amortization from the Crystal Rock merger that is not deductible for tax purposes. For a reconciliation of the effective and statutory expense, see Note 18 to our Notes to the Consolidated Financial Statements.

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

LIQUIDITY AND CAPITAL RESOURCES

         At October 31, 2003, we had working capital of $5,061,000. This represents an increase of $1,287,000 from the $3,774,000 of working capital on October 31, 2002. A significant amount of working capital was provided by the restructuring of our debt.

         On March 5, 2003 we refinanced our senior credit facility with Webster Bank and other participants. The new credit facility refinanced $28.5 million of existing senior debt, provided a working capital line of $6.5 million for a term of two years, and makes available up to $15 million to be used for acquisitions and the partial repayment of our outstanding 12% subordinated notes. Of the $15 million, up to $10 million is available for acquisitions in our Home & Office delivery segment, and up to $5 million would have been available for the repayment of subordinated debt if we were able to achieve specified financial performance targets in fiscal year 2003. The targets were not met, so presently that portion of the facility is not available for repayment of subordinated debt.

         The senior debt refinancing resulted in an improvement in working capital in two ways. First, it extended the amortization of the term loan, lowering payments in the earlier years, and thereby reclassifying less debt as current. Second, it rolled the existing line of credit balance into the term loan, thereby classifying it as long term debt.

         In addition to the senior debt refinancing, we refinanced the 12% subordinated notes that were due in 2007 with principal payments due on a quarterly basis starting in fiscal year 2004. Under the new terms, the entire balance of the notes will be due and payable on May 31, 2008. No principal payments are scheduled prior to that date. Interest payments of $678,000 are made quarterly.

         The line of credit balance was $1.5 million at the time of the refinancing. We borrowed up to $1.9 million from our operating line of credit as a source of cash during the year to fulfill operating and capital needs. This was repaid during the year. As of October 31, 2003, there was no outstanding balance on the operating line of credit and we had borrowed $1.6 million for acquisitions in our Home & Office segment. There is $921,000 committed for letters of credit on the operating line. During 2003, we applied $3.5 million to scheduled debt repayments. We were in compliance with all of our financial covenants for the year ended October 31, 2003.

         On June 11, 2003, we entered into an interest rate "swap" agreement with Webster Bank in the notional amount of $10 million. The underlying debt for this agreement is the new credit facility with Webster Bank described above. The swap agreement fixes the interest rate for the notional amount for three years at 1.74% plus the interest rate spread defined by the agreement, currently 2%. On November 3, 2003, a separate swap agreement with Webster Bank matured. This agreement was for a notional amount of $8 million at an interest rate of 6.57% plus the applicable margin. As of the date of this report, the total amount of our senior debt with fixed swap rates is $18 million. Another $8 million of swapped debt will convert back to variable rates by July 2004. The new, lower-priced swap contract combined with the aging of the older contracts combined to reduce the unrealized loss that we book to recognize the value of these contracts. This effectively contributed to increasing working capital.

         In addition to our senior and subordinated debt commitments, we have significant future cash commitments, primarily in the form of operating leases, that are not reported on the balance sheet. The following table sets forth these future commitments.

                                              Coffee Purchase
Fiscal Year      Debt      Operating Leases     Commitments       Total
2004         $ 3,148,000      $2,003,000        $   838,000    $ 5,989,000
2005           5,380,000       1,792,000            167,000      7,339,000
2006           4,007,000       1,523,000                         5,530,000
2007           4,190,000       1,329,000                         5,519,000
2008          34,697,000       1,168,000                        35,865,000
Thereafter             0       1,823,000                         1,823,000
             -----------      ----------                       -----------
Total        $51,422,000      $9,638,000        $ 1,005,000    $62,065,000

         As of the date of this report, we have no other material contractual obligations or commitments.

         Receivables increased as result of higher sales, but inventory decreased by $1.1 million as result of efficient management of transportation and storage. This provided cash from operations. We have reduced our deferred tax asset by $1,263,000 to reflect our utilization of net operating losses to offset taxes that would have been payable for the period. We have reduced the current portion and increased the long term portion of the deferred tax asset to reflect current estimates of future utilization. There is a total deferred tax asset of $2,249,000 as of October 31, 2003.

         Net of acquisitions, we used $3.3 million for equipment purchases, consisting mostly of coolers, brewers, bottles and racks related to Home & Office distribution. Capital spending in fiscal

2003 was lower than the corresponding period in fiscal 2002 because of the bottling line installed last year. In addition to borrowing $1.6 million for acquisitions from our senior credit facility during 2003, we used $2.2 million of cash generated internally and gave notes to the sellers totaling $200,000 to complete the transactions. If the right opportunities become available, we anticipate using our capital resources and financing from outside sources to complete desirable acquisitions.

         We commissioned and received an independent opinion concerning the fair value of our Home & Office reporting unit during fiscal years 2002 and 2003. The Home & Office segment is the unit through which acquisitions have been made and corresponding goodwill has been booked. For both years the assessment determined that there is no impairment of the goodwill that was booked as a result of these acquisitions.

Factors Affecting Future Cash Flow

         Lower debt service requirements for the new senior and subordinated financing arrangements will provide more cash in future periods. However, we will not receive additional proceeds from refinancing our debt in future years as we did in 2003. Since we have relied on debt to finance our acquisition strategy, lower market interest rates have significantly reduced our interest costs. While interest rates are expected to stay low in the immediate future and until economic conditions improve, we continue to be exposed to market rates. See Item 7A for a discussion of interest rate risk. In addition, we would expect inventory and capital spending in fiscal year 2004 to remain relatively unchanged from 2003, which likewise will not increase the availability of cash. We expect that cash on hand and cash generated from future operations combined with the operating line of credit with Webster Bank will provide sufficient cash flow for routine operations and growth in the foreseeable future. However, no assurance can be given that this will be the case, and that adequate financing at reasonable interest rates will be secured if more cash is needed.

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

         Inflation has had no material impact on our performance.

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

         Our financial statements are prepared in accordance with generally accepted accounting principles. Preparation of the statements in accordance with these principles requires that we make estimates, using available data and our judgment for such things as valuing assets, accruing liabilities, and estimating expenses. The following is a list of what we feel are the most critical estimations that we make when preparing our financial statements.

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

Fixed Assets - Depreciation

We maintain buildings, machinery and equipment, and furniture and fixtures to operate our business. These assets have extended lives. We estimate the life of individual assets to spread the cost over the expected life. The basis for such estimates is use, technology, required maintenance, and obsolescence. We periodically review these estimates and adjust them if necessary. Nonetheless, if we overestimate the life of an asset or assets, at a point in the future, we would have to incur higher depreciation costs and consequently, lower net income. If we underestimate the life of an asset or assets, we would absorb too much depreciation in the early years resulting in higher net income in the later years when the asset is still in service.

Goodwill - Intangible Asset Impairment

We have acquired a significant number of companies. The difference between the value of the assets and liabilities acquired, including transaction costs, and the purchase price is recorded as goodwill. If goodwill is not impaired, it remains as an asset on our balance sheet at the value acquired. If it is impaired, we are required to write down the asset to an amount that accurately reflects its carrying value. We have had an independent valuation company value the Home & Office segment, where all goodwill is recorded. By comparing the value of the segment to the carrying value of the goodwill we have determined that it is not impaired. In providing the valuation, the valuation company has relied, in part, on projections of future cash flows of the assets that we provided. If these projections change in the future, there may be a material impact on the valuation of goodwill, resulting in impairment of the asset.

Deferred Tax Asset

We have recognized a deferred tax asset on our balance sheet to reflect cumulative current benefit of future tax loss carryforwards. We expect this asset to be realized over the next two years and therefore have not provided a valuation allowance related to this asset. We have relied on our estimated financial results for future years. If we have overestimated earnings in future years, we may have, in turn, overestimated the deferred tax asset and may have to provide a valuation allowance, decreasing net income. Conversely, it may take us longer to realize the value of the asset.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risks relating to our operations result primarily from changes in interest rates and commodity prices, primarily the resin prices for PET bottles.

INTEREST RATE RISKS

         At November 3, 2003, we had approximately $10,800,000 of long term debt subject to variable interest rates. Under the loan and security agreement with Webster Bank, we currently pay interest at a rate of LIBOR plus a margin of 2%. A hypothetical 100 basis point increase in the LIBOR rate would result in an additional $108,000 of interest expense on an annualized basis. Conversely, a decrease would result in a proportionate interest cost savings.

         We use interest rate "swap" agreements to curtail interest rate risk. The following table summarizes our current agreements:

Notional Amount    Fixed Interest Rate    Maturity Date
-------------------------------------------------------
  $ 4,000,000             8.53%           April 2, 2004

  $ 4,000,000             7.25%           July 24, 2004

  $10,000,000             3.74%           June 11, 2006

         In aggregate, we have fixed the interest rate on this $18,000,000 of debt at 5.58% until July 2004. Currently, we believe that this is above market rates but we expect our cumulative interest rates to be at or below market after July. We will continue to evaluate swap rates as agreements mature. They serve to stabilize our cash flow and expense but ultimately may cost more or less in interest than if we had carried all of our debt at a variable rate over the swap term. Our strategy is to keep the fixed and variable portions of our senior debt approximately equal to offset and minimize the respective risk of rising and falling interest rates. Future low rates may compel us to fix a higher portion to further stabilize cash flow and expenses as we monitor short and long term rates and debt balances.

COMMODITY PRICE RISKS

         Plastic - PET

         We have a four year agreement with our bottle supplier that allows them to pass on any resin price increases to us. These prices are related to supply and demand market factors for PET and, to a lesser extent, the price of petroleum, an essential component of PET. A hypothetical resin price increase of $.05 per pound would result in an approximate price increase per bottle of $.002 or, at current volume levels, $200,000 a year.

         Coffee

         The cost of our coffee purchases are dictated by commodity prices. We enter into contracts to mitigate market fluctuation of these costs by fixing the price for certain periods. Currently we have fixed the price of our anticipated supply through June 2004 at "green" prices ranging from $.61-$.74 per pound. We are not insulated from price fluctuations beyond that date. At our existing sales levels, an increase in pricing of $.10 per pound would increase our total cost for coffee $75,000. In this case, competitors that had fixed pricing might have a competitive advantage.

         Diesel Fuel

         We own and operate vehicles to deliver product to customers. The cost of fuel to operate these vehicles fluctuates over time. During fiscal 2003 we incurred $650,000 of fuel expense. Based on last year's consumption, a $0.10 increase per gallon in fuel cost would result in an increase to operating costs of approximately $60,000.

         We also pay for fuel indirectly by hiring carriers to deliver product though we do not have contracts with them. While the impact of a change in prices is less predictable because of the absence of a contractual arrangement and varying hauling distances, we know that fuel prices affect freight rates. Based on experience and estimates, a $.10 per gallon increase in fuel costs would result in additional freight cost of $30,000 per year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Our Consolidated Financial statements and their footnotes are set forth on pages F-1 through F-27.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         In 2003, the Company changed accountants and reported such changes on Form 8-K on May 12, 2003 and August 8, 2003.

ITEM 9A. CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item is incorporated by reference from the Proxy Statement for our Annual Meeting of Stockholders scheduled to be held April 13, 2004.

ITEM 11. EXECUTIVE COMPENSATION.

         The information required by this Item is incorporated by reference from the Proxy Statement for our Annual Meeting of Stockholders scheduled to be held April 13, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information required by this Item is incorporated by reference from the Proxy Statement for our Annual Meeting of Stockholders scheduled to be held April 13, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Item is incorporated by reference from the Proxy Statement for our Annual Meeting of Stockholders scheduled to be held April 13, 2004.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

         The information required by this Item is incorporated by reference from the Proxy Statement for our Annual Meeting of Stockholders scheduled to be held April 13, 2004.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

a) Reports on Form 8-K during the quarter ended October 31, 2003.

         A Report on Form 8-K was filed on August 8, 2003 to announce a change of independent accountants from Marcum & Kliegman LLP to Deloitte & Touche LLP.

         A Report on Form 8-K was filed on September 15, 2003 in conjunction with the press release announcing our financial results for the third quarter of fiscal year 2003.

b) The following documents are filed as part of this report:

         Financial Statements

                  Reference is made to the Financial Statements included in Item 8 of Part II hereof.

c) Exhibits as required by Item 601 of Regulation S-K:

Exhibit
Number                                                                  Description
------                                                                  -----------
 3.1                       Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit B to Appendix A to the
                           Proxy Statement included in the S-4 Registration Statement filed by Vermont Pure Holdings, Ltd., f/k/a VP
                           Merger Parent, Inc., File No. 333-45226, on September 6, 2000 (the "S-4 Registration Statement").)

 3.2                       Certificate of Amendment of Certificate of Incorporation of the Company filed October 5, 2000.
                           (Incorporated by reference to Exhibit 4.2 of the Report on Form 8-K filed by the Company on October 19,
                           2000 (the "Merger 8-K").)

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

 21                        Subsidiaries of the Registrant

 23.1                      Consent of Independent Auditors - Deloitte & Touche LLP

 23.2                      Consent of Former Independent Auditors - Grassi & Co., PC

 23.3                      Consent of Former Independent Auditors - Feldman Sherb & Co. PC

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

* Relates to compensation

** The Securities and Exchange Commission has granted confidential treatment to certain omitted portions of this exhibit.

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

                                           VERMONT PURE HOLDINGS, LTD.

                                             By: /s/ Timothy G. Fallon
                                                 -------------------------------
Dated: January 29, 2004                      Timothy G. Fallon, Chief Executive
                                             Officer, President, and
                                             Chairman of the Board of Directors

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

           Name                                         Title                                     Date
           ----                                         -----                                     ----
/s/ Timothy G. Fallon
-------------------------------
Timothy G. Fallon                         Chief Executive Officer and Chairman of the        January 29, 2004
                                          Board of Directors

/s/ Henry E. Baker                        Director, Chairman Emeritis                        January 29, 2004
-------------------------------
Henry E. Baker

/s/ Peter K. Baker                        President and Director                             January 29, 2004
-------------------------------
Peter K. Baker

/s/ Phillip Davidowitz                    Director                                            January 29, 2004
-------------------------------
Phillip Davidowitz

/s/ Robert C. Getchell                    Director                                            January 29, 2004
-------------------------------
Robert C. Getchell

/s/ Carol R. Lintz                        Director                                            January 29, 2004
-------------------------------
Carol R. Lintz

/s/ David R. Preston                      Director                                            January 29, 2004
-------------------------------
David R. Preston

/s/ Ross S. Rapaport                      Director                                            January 29, 2004
-------------------------------
Ross S. Rapaport

/s/ Norman E. Rickard                     Director                                            January 29, 2004
-------------------------------
Norman E. Rickard

/s/ Beat Schlagenhauf                     Director                                            January 29, 2004
-------------------------------
Beat Schlagenhauf

/s/ Bruce S. MacDonald                    Chief Financial Officer and Secretary               January 29, 2004
-------------------------------
Bruce S. MacDonald

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                 PAGE
                                                                                 ----
Independent Auditors' Reports                                                   F-1

Financial Statements:

         Consolidated Balance Sheets,
          October 31, 2003 and 2002                                             F-4

         Consolidated Statements of Operations,
          Fiscal Years Ended October 31, 2003, 2002, and 2001                   F-5

         Consolidated Statements of Stockholders' Equity
          Fiscal Years Ended October 31, 2003, 2002, and 2001                   F-6

         Consolidated Statements of Cash Flows,
          Fiscal Years Ended October 31, 2003, 2002, and 2001                   F-7

         Notes to Consolidated Financial Statements                             F-8 - F-27

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Vermont Pure Holdings, Ltd.
Randolph, VT

We have audited the accompanying consolidated balance sheet of Vermont Pure Holdings, Ltd. and subsidiaries (the "Company") as of October 31, 2003, and the related consolidated statements of operations, stockholders' equity, cash flows, and comprehensive income for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Vermont Pure Holdings, Ltd. and subsidiaries as of October 31, 2003, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

January 21, 2004
Hartford, Connecticut

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

         We have audited the accompanying consolidated statement of operations, changes in stockholders equity and cash flows of Vermont Pure Holdings, Ltd and Subsidiaries for the year ended October 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Vermont Pure Holdings, Ltd. and Subsidiaries for the year ended October 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                                s/ Feldman Sherb & Co., P.C.
                                                   Feldman Sherb & Co., P.C
                                                   Certified Public Accountants

New York, New York
December 14, 2001

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                       October 31,
                                                                             ------------------------------
                                                                                 2003             2002
                                                                             -------------    -------------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                  $   1,170,321    $     652,204
  Accounts receivable - net                                                      8,129,111        7,547,444
  Inventories                                                                    2,965,454        4,067,740
  Current portion of deferred tax asset                                          1,093,000        2,356,000
  Other current assets                                                           1,761,617        1,202,064
                                                                             -------------    -------------

    TOTAL CURRENT ASSETS                                                        15,119,504       15,825,452
                                                                             -------------    -------------

PROPERTY AND EQUIPMENT - net of accumulated depreciation                        20,625,533       21,676,520
                                                                             -------------    -------------

OTHER ASSETS:
  Goodwill                                                                      72,899,355       70,427,887
  Other intangible assets - net of accumulated amortization                      1,247,994          648,089
  Deferred tax asset                                                             1,156,000          479,000
  Other assets                                                                     285,678          277,123
                                                                             -------------    -------------

    TOTAL OTHER ASSETS                                                          75,589,027       71,832,099
                                                                             -------------    -------------

TOTAL ASSETS                                                                 $ 111,334,064    $ 109,334,071
                                                                             =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long term debt                                          $   3,148,274    $   4,881,817
  Accounts payable                                                               3,954,619        3,508,062
  Accrued expenses                                                               2,750,202        2,640,226
  Current portion of customer deposits                                             169,504          178,937
  Unrealized loss on derivatives                                                    35,504          842,898
                                                                             -------------    -------------

    TOTAL CURRENT LIABILITIES                                                   10,058,103       12,051,940

Long term debt, less current portion                                            48,273,782       46,539,557
Customer deposits                                                                2,655,560        2,803,340
                                                                             -------------    -------------

    TOTAL LIABILITIES                                                           60,987,445       61,394,837
                                                                             -------------    -------------

COMMITMENTS AND CONTINGENCY

STOCKHOLDERS' EQUITY:
  Preferred stock - $.001 par value, 500,000
    authorized shares, none issued and outstanding                                       -                -
  Common stock - $.001 par value, 50,000,000
    authorized shares, 21,359,437 issued and outstanding
    shares in 2003 and 21,235,927 in 2002                                           21,431           21,236
Additional paid in capital                                                      57,535,069       57,023,093
Treasury stock, at cost, 71,550 shares as of October 31, 2003                     (264,735)               -
Accumulated deficit                                                             (6,909,642)      (8,262,197)
Accumulated other comprehensive loss                                               (35,504)        (842,898)
                                                                             -------------    -------------
  TOTAL STOCKHOLDERS' EQUITY                                                    50,346,619       47,939,234
                                                                             -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 111,334,064    $ 109,334,071
                                                                             =============    =============

The attached notes are an integral part of these consolidated financial statements.

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Fiscal Year Ended October 31,
                                                        --------------------------------------------
                                                           2003            2002               2001
                                                        ------------    ------------    ------------
NET SALES                                               $ 76,195,246    $ 71,720,145    $ 64,858,277

COST OF GOODS SOLD                                        41,242,552      35,583,157      29,803,176
                                                        ------------    ------------    ------------

GROSS PROFIT                                              34,952,694      36,136,988      35,055,101
                                                        ------------    ------------    ------------

OPERATING EXPENSES:
  Selling, general and administrative expenses            26,802,239      25,083,758      24,244,602
  Advertising expenses                                     1,266,364       1,655,829       1,316,990
  Amortization                                               186,060         232,201       2,543,820
  Other compensation                                          38,997          52,400          15,752
                                                        ------------    ------------    ------------

TOTAL OPERATING EXPENSES                                  28,293,660      27,024,188      28,121,164
                                                        ------------    ------------    ------------

INCOME FROM OPERATIONS                                     6,659,034       9,112,800       6,933,937
                                                        ------------    ------------    ------------

OTHER (EXPENSE) INCOME:
          Interest                                        (4,413,346)     (4,553,179)     (5,033,760)
          Loss on disposal of property and equipment         (42,137)       (228,025)        (56,962)
          Miscellaneous                                            -         (71,141)          5,836
                                                        ------------    ------------    ------------

TOTAL OTHER EXPENSE, NET                                  (4,455,483)     (4,852,345)     (5,084,886)
                                                        ------------    ------------    ------------

INCOME BEFORE INCOME TAX EXPENSE                           2,203,551       4,260,455       1,849,051

INCOME TAX EXPENSE                                           850,996       1,751,000         680,207
                                                        ------------    ------------    ------------

NET INCOME                                              $  1,352,555    $  2,509,455    $  1,168,844
                                                        ============    ============    ============

NET INCOME PER SHARE - BASIC                            $       0.06    $       0.12    $       0.06
                                                        ============    ============    ============
NET INCOME PER SHARE - DILUTED                          $       0.06    $       0.11    $       0.06
                                                        ============    ============    ============

WEIGHTED AVERAGE SHARES USED IN COMPUTATION - BASIC       21,282,294      21,091,837      20,447,609
                                                        ============    ============    ============
WEIGHTED AVERAGE SHARES USED IN COMPUTATION - DILUTED     21,764,698      22,035,269      20,651,239
                                                        ============    ============    ============

The attached notes are an integral part of these consolidated financial statements.

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                           Accumulated
                                 Stock    Additional                                          Other
                       Common     Par       Paid in    Treasury    Stock     Accumulated  Comprehensive                Comprehensive
                       Shares    Value      Capital     Shares     Amount      Deficit         Loss           Total    Income (Loss)
                     ---------------------------------------------------------------------------------------------------------------
Balance, November 1,
  2000               20,167,774  $20,168  $54,249,066         -  $       -  $(11,940,496)             -   $ 42,328,738

Stock compensation        6,598        7       15,745                                                           15,752

Debt converted to
  common stock          430,883      431      974,569                                                          975,000

Exercise of stock
  options               100,000      100      227,100                                                          227,200

Shares purchased
  under employee
  stock plan             62,415       62       96,119                                                           96,182

Net income                                                                     1,168,844                     1,168,844  $1,168,844

Unrealized loss on
  derivatives                                                                                  (973,537)      (973,537)   (973,537)
                     -------------------------------------------------------------------------------------------------------------
Balance, October 31,
  2001               20,767,670   20,768   55,562,599         -  $       -   (10,771,652)      (973,537)    43,838,178  $  195,307
                                                                                                                        ==========

Common stock issued
  for acquisition       213,912      214      704,413                                                          704,627

Stock compensation       12,105       12       52,388                                                           52,400

Exercise of stock
  options               179,500      179      482,859                                                          483,038

Shares purchased
  under employee
  stock plan             62,740       63      220,834                                                          220,897

Net income                                                                     2,509,455                     2,509,455  $2,509,455

Unrealized gain on
  derivatives                                                                                   130,639        130,639     130,639
                     -------------------------------------------------------------------------------------------------------------
Balance, October 31,
  2002               21,235,927   21,236   57,023,093         -  $       -    (8,262,197)      (842,898)    47,939,234  $2,640,094
                                                                                                                        ==========

Stock compensation        9,285        9       38,988                                                           38,997

Exercise of stock
  options               125,000      125      281,124                                                          281,249

Treasury stock
  purchase              (71,550)                         71,550  $(264,735)                                   (264,735)

Shares purchased
  under employee
  stock plan             60,775       61      191,864                                                          191,925

Net income                                                                     1,352,555                     1,352,555  $1,352,555

Unrealized gain on
  derivatives                                                                                   807,394        807,394     807,394
                     -------------------------------------------------------------------------------------------------------------
Balance, October 31,
  2003               21,359,437  $21,431  $57,535,069    71,550  $(264,735) $ (6,909,642) $     (35,504)  $ 50,346,619  $2,159,949
                     =============================================================================================================

The attached notes are an integral part of these consolidated financial statements.

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Fiscal Year Ended October 31,
                                                                           ---------------------------------------
                                                                              2003          2002          2001
                                                                           -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                               $ 1,352,555   $ 2,509,455   $ 1,168,844

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation                                                               5,074,159     4,398,432     3,690,675
  Provision for bad debts                                                      953,302       605,847       522,004
  Amortization                                                                 186,060       232,201     2,543,820
  Change in deferred tax asset                                                 585,776     1,779,000       (60,000)
  Loss on disposal of property and equipment                                    42,137       228,025        56,962
  Non cash compensation                                                         38,997        52,400        15,752

Changes in assets and liabilities (net of effect of acquisitions):
  Accounts receivable                                                       (1,366,445)     (851,661)   (1,266,346)
  Inventories                                                                1,102,285      (919,755)     (369,450)
  Other current assets                                                        (559,154)    1,125,000    (1,152,046)
  Other assets                                                                 603,765       (21,676)      160,821
  Accounts payable                                                             446,557      (594,173)     (432,883)
  Accrued expenses                                                             (58,536)     (483,191)      574,839
  Customer deposits                                                           (157,212)      187,860        95,184
                                                                           -----------   -----------   -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                    8,244,246     8,247,764     5,548,176
                                                                           -----------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                                 (4,171,835)   (4,692,785)   (3,827,225)
  Reduction of money market investment account for pay-off of bond issuance          -             -     3,301,064
  Sale of certificate of deposit securing outstanding debt                           -             -       975,000
  Proceeds from sale of property and equipment                                 106,526       271,262        31,700
  Cash used for acquisitions - net of cash acquired                         (3,953,692)   (4,987,073)     (328,550)
  Other investing activities                                                  (116,236)            -             -
                                                                           -----------   -----------   -----------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                         (8,135,237)   (9,408,596)      151,989
                                                                           -----------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit borrowings                                    1,866,433     3,865,706     3,040,000
  Proceeds from debt                                                         3,746,653     4,200,000             -
  Payments on line of credit                                                (1,866,433)   (3,865,706)   (3,500,000)
  Principal payments of debt                                                (3,545,984)   (4,190,123)   (5,872,482)
  Exercise of stock options                                                    281,249       483,039       227,200
  Purchase of treasury stock                                                  (264,735)            -             -
  Proceeds from sale of common stock                                           191,925       220,897        96,182
                                                                           -----------   -----------   -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                            409,109       713,813    (6,009,100)
                                                                           -----------   -----------   -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           518,118      (447,019)     (308,935)

CASH AND CASH EQUIVALENTS - beginning of year                                  652,204     1,099,223     1,408,158
                                                                           -----------   -----------   -----------

CASH AND CASH EQUIVALENTS  - end of year                                   $ 1,170,321   $   652,204   $ 1,099,223
                                                                           ===========   ===========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest                                                     $ 4,398,114   $ 4,556,831   $ 4,421,322
                                                                           ===========   ===========   ===========

Cash paid for taxes                                                        $   360,238   $   193,372   $   301,000
                                                                           ===========   ===========   ===========

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Aquired note payable                                                       $   200,000   $         -   $         -
Debt converted to common stock                                                       -             -       975,000
                                                                           -----------   -----------   ===========
                                                                           $   200,000   $         -   $   975,000
                                                                           ===========   ===========   ===========

The attached notes are an integral part of these consolidated financial statements.

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.         BUSINESS OF THE COMPANY

         Vermont Pure Holdings, Ltd. and Subsidiaries (collectively, the "Company") is engaged in the production, marketing and distribution of bottled water. The Company's products are sold predominately in the Northeast as well as Mid-Atlantic and Mid-Western United States. Distribution is accomplished through a network of independent beverage distributors and with the Company's own trucks and employees.

2.         SIGNIFICANT ACCOUNTING POLICIES

                  a. Basis of Presentation - The consolidated financial statements include the accounts of Vermont Pure Holdings, Ltd. and its wholly-owned subsidiaries, Vermont Pure Springs, Inc., Crystal Rock Spring Water Company ("Crystal Rock"), Excelsior Spring Water Company Inc. and Adirondack Coffee Services. All material inter-company profits, transactions, and balances have been eliminated in consolidation.

                  b. Cash Equivalents - The Company considers all highly liquid temporary cash investments, with an original maturity of three months or less to be cash equivalents.

                  c. Inventories - Inventories consist primarily of the packaging material, labor and overhead content of the Company's products. Such inventories are stated at the lower of cost or market using average costing.

                  d. Property and Equipment - Property and equipment are stated at cost net of accumulated depreciation. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets, which range from three to ten years for equipment, and from ten to forty years for buildings and improvements.

                  e. Intangible Assets - The Company records goodwill in accordance with SFAS No. 142 (see footnote 4). The values of covenants not to compete are amortized over the terms of the related agreements.

                  f. Securities Issued for Services - The Company follows the accounting treatment prescribed by Accounting Principles Board Opinion No. 25 ("Accounting for Stock Issued to Employees") when accounting for stock-based compensation granted to employees and directors. It provides the required pro forma disclosures as if the fair value method under Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS No.123") was adopted. Any stock-based compensation awards to non-employees and non-directors are accounted for using the provisions of Emerging Issues No. 96-18 "Accounting for

                           Equity Instruments That Are issued to Other Than Employees for Acquiring, or in Conjunction With Selling Goods or Services."

                           In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has adopted this pronouncement and is complying by continuing to apply Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," prominently disclosing the method of accounting for stock based compensation in annual and interim financial statements, and disclosing the effect of the method used in financial results.

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

                                                      Twelve Months Ended
                                                          October 31,
                                                          -----------
                                               2003            2002           2001
                                               ----            ----           ----
Net Income - As Reported                    $1,352,555      $2,509,455     $1,168,844
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all
awards, net of related tax effects             249,656         633,742        713,184
                                            ----------      ----------     ----------
Pro Forma Net Income                        $1,102,899      $1,875,713     $  455,660
                                            ==========      ==========     ==========
Basic Net Income Per Share:
                       As Reported          $      .06      $      .12     $      .06
                                            ==========      ==========     ==========
                       Pro Forma            $      .05      $      .09     $      .02
                                            ==========      ==========     ==========
Diluted Net Income Per Share:
                       As Reported          $      .06      $      .11     $      .06
                                            ==========      ==========     ==========
                       Pro Forma            $      .05      $      .09     $      .02
                                            ==========      ==========     ==========

                           The weighted average fair value of the options granted for the respective fiscal years ended, using the Black-Scholes option pricing model, was $1.70, $2.26 and $2.29 respectively.

                           Assumptions used for estimating the fair value of the option on the date of grant under the Black-Scholes option pricing model are as follows for the fiscal years ended October 31, 2003, 2002 and 2001:

                                               2003         2002         2001
                                               ----         ----         ----
Expected Dividend Yield                       0%           0%           0%
Expected Life                                 5 Years      5 Years      5 Years
Risk free Interest Rate                       5.7%         5.7%         5.7%
Volatility                                     36%          54%          91%

                  g. Net Income Per Share - Net income per share is based on the weighted average number of common shares outstanding during each period. Potential common shares are included in the computation of diluted per share amounts outstanding during each period that income is reported. In periods that the Company reports a loss, potential common shares are not included in the diluted earnings per share calculation since the inclusion of those shares in the calculation would be antidilutive.

                  h. Advertising Expenses - The Company expenses advertising costs at the time the advertising begins to run with the exception of advertising from which it derives direct responses from customers. The Company expenses direct response advertising, which consists of Yellow Page advertising, over a period of twelve months consistent with its expected period of future benefit based on historical responses. Prepaid advertising at October 31, 2003 and 2002 was $302,000 and $272,000, respectively, and is included in other current assets on the accompanying consolidated balance sheets.

                  i. Slotting Fees - Slotting fees are paid to individual supermarkets and supermarket chains to obtain initial shelf space for new products. Fees vary from store to store. The payment of slotting fees does not guarantee that the Company's product will be carried for any definite period of time. The Company pays for such fees either in cash, by providing free goods, or by issuing credits for previously sold goods. The cost of the slotting fees is valued at the amount of cash paid, or the fair value of the goods provided in exchange. The Company expenses slotting fees when the obligation is incurred.

                  j. Customer Deposits - Customers receiving home or office delivery of water pay the Company a deposit for the water bottle on receipt that is refunded upon return. The Company uses an estimate (based on historical experience) of the deposits it expects to refund over the next 12 months to determine the current portion of the liability and classifies the balance of the amount as a long term liability.

                  k. Income Taxes - The Company accounts for income taxes under the liability method. Under the liability method, a deferred tax asset or liability is determined based upon the tax effect of the differences between the financial statement and tax basis of assets and liabilities as measured by the enacted rates that will be in effect when these differences reverse.

                  l. Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                  m. Fair Value of Financial Instruments - The carrying amounts reported in the consolidated balance sheet for cash, trade receivables, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments. The carrying amount of the Company's borrowings also approximates fair value.

                  n. Impairment for Long-Lived and Intangible Assets - The Company reviews long-lived assets and certain identifiable intangible assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. Recoverability is assessed based on estimated undiscounted future cash flows. At October 31, 2003, the Company believes that there has been no impairment of its long-lived and intangible assets.

                  o. Revenue Recognition - Revenue is recognized when products are delivered to customers through the Company's home and office distribution channel. For consumer retail products, revenue is recognized upon shipment or delivery of the product based on the terms of the F.O.B. arrangements with the customer.

                  p. Shipping and Handling Costs - The Company classifies shipping and handling costs as a component of selling, general and administrative expenses. Shipping and handling costs were approximately $2,308,000, $2,030,000, and $1,403,000 for fiscal years ended October 31, 2003, 2002 and 2001, respectively. The Company does not charge these costs to its customers.

3.         RECENT ACCOUNTING PRONOUNCEMENTS

         In April 2003, FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS No. 149")." The statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No.
         133. FAS No.149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. The Company has determined that the adoption of this pronouncement has no material effect on its financial statements.

         On May 15, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("SFAS No. 150")". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments:

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

         SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has determined that adoption of this pronouncement has no material effect on its consolidated financial statements.

4.         GOODWILL AND AMORTIZATION

         In July 2001, the FASB issued SFAS No. 141, "Business Combinations, ("SFAS No.141")" and SFAS No. 142, "Goodwill and Other Intangible Assets ("SFAS No. 142")." SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Effective November 1, 2001, the Company elected early adoption of SFAS No. 142. SFAS No. 142 eliminates the amortization of goodwill and other intangible assets with indefinite lives. Intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives (defined by SFAS No. 142 as the period over which the asset is expected to contribute to the future cash flows of the entity). Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The amount of impairment for goodwill and other intangible assets is measured as the excess of their carrying values over their implied fair values. The Company conducted assessments of the carrying value of its goodwill as required by SFAS No. 142 in the third quarter of fiscal 2003, and, as a result, the Company concluded that there was no current impairment of goodwill as of such date.

         The Company will conduct assessments of the carrying value of its goodwill annually and when other indicators are present.

         In accordance with SFAS No. 142, the Company discontinued amortization of goodwill effective November 1, 2001. The pro forma effects of the adoption of SFAS No. 142 on net income and basic and diluted earnings per share are as follows:

                                                        Fiscal Year Ended October 31,
                                               2003                2002                2001
                                               ----                ----                ----
Net income as reported                     $   1,352,555       $   2,509,455       $   1,168,844
Goodwill amortization, net of $0 tax                   -                   -           2,360,112
                                           -------------       -------------       -------------
Net income, pro forma                      $   1,352,555       $   2,509,455       $   3,528,956
                                           =============       =============       =============
Basic net income per share:
Net income per share, as reported          $         .06       $         .12       $         .06
Goodwill amortization, net of $0 tax                   -                   -                 .11
                                           -------------       -------------       -------------
Net income per share, pro forma            $         .06       $         .12       $         .17
                                           =============       =============       =============
Diluted net income per share:
Net income per share, as reported          $         .06       $         .11       $         .06
Goodwill amortization, net of $0 tax                   -                   -                 .11
                                           -------------       -------------       -------------
Net income per share, pro forma            $         .06       $         .11       $         .17
                                           =============       =============       =============

5.         SEGMENTS

         The Company prepares detailed information to evaluate its operations on a segment basis. It accounts for the business in three separate segments, "Retail", "Retail-Gallons" and "Home and Office".

         The segments are identifiable based on the types of products and their distribution channels. The company considers Retail, Retail-Gallons and Home and Office to be three distinct segments because the operating results of each are compiled, reviewed and managed separately.

         Retail - Characterized by the sale of water in small, portable containers that are constructed from clear polyethylene terephthalate ("PET") plastic. Bottle sizes range from 8 oz. to 1.5 L. These products are sold to wholesale beverage distributors, supermarkets and convenience stores.

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

                                                     Fiscal Year Ended October 31, 2003
                                                     ----------------------------------
                                                                             Retail-
(000's $)                                Home & Office        Retail         Gallons          Total
                                         -------------       --------        --------       --------
Sales                                      $ 49,854          $ 22,382        $  3,959       $ 76,195
Cost of Goods Sold                           20,800            17,153           3,290         41,243
                                           --------          --------        --------       --------
Gross Profit                                 29,054             5,229             669         34,952
Operating Expenses                           22,016             5,821             457         28,294
                                           --------          --------        --------       --------
Operating Income (Loss)                       7,038              (592)            212          6,658
Interest                                      4,110               257              46          4,413
Other                                             2                40               -             42
                                           --------          --------        --------       --------
Income (Loss) Before Taxes                 $  2,926          $   (889)       $    166       $  2,203
                                           ========          ========        ========       ========
Assets

Cash                                       $    772          $    398        $      -       $  1,170
Other current assets                          8,475             4,985             489         13,949
Goodwill and Other Intangible assets         74,147                 -               -         74,147
Other non current assets                     14,111             7,957               -         22,068
                                           --------          --------        --------       --------
Total Assets                               $ 97,505          $ 13,340        $    489       $111,334
                                           ========          ========        ========       ========

Liabilities

Payables and accruals                      $  3,287          $  3,212        $    433       $  6,932
Short term debt                               2,204               881              63          3,148
Long term debt                               33,792            13,517             965         48,274
Other non current liabilities                 2,656                 -               -          2,656
                                           --------          --------        --------       --------
Total Liabilities                          $ 41,939          $ 17,610        $  1,461       $ 61,010
                                           ========          ========        ========       ========

                                                  Fiscal Year Ended October 31, 2002
                                                  ----------------------------------
                                                                              Retail-
(000's $)                                Home & Office          Retail        Gallons          Total
                                         -------------        --------        --------       --------
Sales                                      $ 49,068           $ 21,197        $  1,455       $ 71,720
Cost of Goods Sold                           19,059             15,465           1,059         35,583
                                           --------           --------        --------       --------
Gross Profit                                 30,009              5,732             396         36,137
Operating Expenses                           20,720              6,004             300         27,024
                                           --------           --------        --------       --------
Operating Income                              9,289               (272)             96          9,113
Interest                                      4,250                285              18          4,553
Other                                           310                (11)              -            299
                                           --------           --------        --------       --------
Income (Loss) Before Taxes                 $  4,729           $   (546)       $     78       $  4,261
                                           ========           ========        ========       ========

Assets
Cash                                       $    456           $    196        $      -       $    652
Other current assets                          9,906              5,088             179         15,173
Goodwill and Other Intangible assets         71,076                  -               -         71,076
Other non current assets                     14,373              8,060               -         22,433
                                           --------           --------        --------       --------
Total Assets                               $ 95,811           $ 13,344        $    179       $109,334
                                           ========           ========        ========       ========

Liabilities
Payables and accruals                      $  4,420           $  2,652        $     98       $  7,170
Short term debt                               4,150                688              44          4,882
Long term debt                               39,559              6,562             419         46,540
Other non current liabilities                 2,803                  -               -          2,803
                                           --------           --------        --------       --------
Total Liabilities                          $ 50,932           $  9,902        $    561       $ 61,395
                                           ========           ========        ========       ========

                                                 Fiscal Year Ended October 31, 2001
                                                 ----------------------------------
                                                                           Retail-
(000's $)                                Home & Office        Retail       Gallons       Total
                                         -------------        ------       -------       -----
Sales                                      $  47,551        $  17,307        $ -       $  64,858
Cost of Goods Sold                            18,059           11,744          -          29,803
                                           ---------        ---------        ---       ---------
Gross Profit                                  29,492            5,563          -          35,055
Operating Expenses                            22,668            5,510          -          28,178
                                           ---------        ---------        ---       ---------
Operating Income (Loss)                        6,824               53          -           6,877
Interest                                       4,131              903          -           5,034
Other                                             (6)               -          -              (6)
                                           ---------        ---------        ---       ---------
Loss Before Taxes                          $   2,699        $    (850)       $ -       $   1,849
                                           =========        =========        ===       =========
Assets
Cash                                       $     626        $     473        $ -       $   1,099
Other current assets                           9,756            5,387          -          15,143
Goodwill and Other Intangible assets          66,101                -          -          66,101
Other non current assets                      16,496            7,292          -          23,788
                                           ---------        ---------        ---       ---------
Total Assets                               $  92,979        $  13,152        $-        $ 106,131
                                           =========        =========        ===       =========

Liabilities
Payables and accruals                      $   4,437        $   4,002        $ -       $   8,439
Short term debt                                3,026              534          -           3,560
Long term debt                                40,673            7,178          -          47,851
Other non current liabilities                  2,443                -          -           2,443
                                           ---------        ---------        ---       ---------
Total Liabilities                          $  50,579        $  11,714        $ -       $  62,293
                                           =========        =========        ===       =========

6.         MERGERS AND ACQUISITIONS

         During 2003, Vermont Pure Holdings, Ltd. made seven acquisitions and merged these into the Company's home and office operations in Connecticut.

         The purchase price paid for the acquisitions was as follows:

Cash                                      $3,888,764
Notes Payable                                200,000
Acquisition Costs                             64,928
                                          ----------
                                          $4,153,692
                                          ==========

     The operating results of the acquired entities have been included in the accompanying statements of operations since their respective dates of acquisition.

     Goodwill from the acquisitions has been calculated as follows:

Purchase Price                                 $ 4,153,692
Fair Value of Assets Acquired                   (1,012,495)
Customer Lists and Covenants Not to Compete       (785,965)
                                               -----------
Goodwill                                       $ 2,355,232
                                               ===========

     The following table summarizes the pro forma consolidated condensed results of operations (unaudited) of the Company for the fiscal years ended October 31, 2003 and October 31, 2002 as though the acquisitions had been consummated at the beginning of the periods presented:

                                                October 31,
                                         ------------------------------
                                             2003              2002
                                         -----------       ------------
                                                (Unaudited)
                                         ------------------------------
Total Revenue                            $79,056,246       $75,956,145
                                         ===========       ===========
Net Income                               $ 2,045,555       $ 3,462,455
                                         ===========       ===========
Net  Income Per Share - Diluted          $      0.09       $      0.16
                                         ===========       ===========
Weighted Average Common Shares
Outstanding - Diluted                     21,764,698        22,035,269
                                         ===========       ===========

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

     The following table summarizes the pro forma consolidated results of operations (unaudited) of the Company for the fiscal years ended October 31, 2002 and October 31, 2001 as though the acquisition had been consummated at the beginning of the periods presented:

                                              Fiscal Year Ended October 31,
                                           ----------------------------------
                                               2002                  2001
Total Revenue                              $71,720,145            $66,941,730
                                           ===========            ===========
Net Income                                 $ 2,509,455            $ 1,503,883
                                           ===========            ===========
Net  Income Per Share - Diluted            $      0.11            $       .07
                                           ===========            ===========
Weighted Average Common Shares
Outstanding - Diluted                       22,050,880             20,865,151
                                           ===========            ===========

7.       ACCOUNTS RECEIVABLE

     The Company reduces its receivables by an allowance for future uncollectible accounts. The activity in the allowance is as follows:

                                          Fiscal year ended October 31,
                                          -----------------------------
                                     2003                2002             2001
                                     ----                ----             ----
Balance, beginning of year        $ 598,881           $ 513,629        $ 732,133
Provision                           953,302             605,847          522,004
Write-offs                         (566,862)           (520,595)        (740,508)
                                  ---------           ---------        ---------
Balance, end of year              $ 985,321           $ 598,881        $ 513,629
                                  =========           =========        =========

8.       INVENTORIES

     Inventories at October 31, consisted of:

                                                   October 31,
                                                   -----------
                                            2003                 2002
                                            ----                 ----
Raw Materials                            $1,131,588          $1,289,553
Finished Goods                            1,833,866           2,778,187
                                         ----------          ----------
Total Inventory                          $2,965,454          $4,067,740
                                         ==========          ==========

9.       PROPERTY AND EQUIPMENT

     Property and equipment at October 31, consisted of:

                                                                     October 31,
                                         Useful                      -----------
                                          Life                2003                2002
                                        -------               ----                ----
Land                                       -               $   613,538        $   603,538
Buildings and improvements            10 - 40 yrs.           4,718,875          4,679,721
Machinery and equipment                3 - 10 yrs.          30,643,926         28,305,566
                                                           -----------        -----------
                                                            35,976,339         33,588,825
Less accumulated depreciation                               15,350,806         11,912,305
                                                           -----------        -----------
                                                           $20,625,533        $21,676,520
                                                           ===========        ===========

     Depreciation expense for the fiscal years ended October 31, 2003, 2002 and 2001 was $5,074,159, $4,398,432 and $3,690,675, respectively.

10.      INTANGIBLE ASSETS

     Major components of intangible assets at October 31, consisted of:

                                                    2003                                    2002
                                                    ----                                    ----
                                          Gross
                                        Carrying          Accumulated       Gross Carrying        Accumulated
                                         Amount          Amortization           Amount            Amortization
                                        --------         ------------       --------------        ------------
Amortized Intangible Assets:
Trademark                              $  123,467         $   80,686          $  123,467           $   78,937
Customer Lists and Covenants
Not to Compete                          2,984,887          1,779,674           2,198,922            1,595,363
                                       ----------         ----------          ----------           ----------
Total                                  $3,108,354         $1,860,360          $2,322,389           $1,674,300
                                       ==========         ==========          ==========           ==========

Estimated Amortization Expense:
for the fiscal year ending            October 31, 2004                  $293,817
                                      October 31, 2005                   293,817
                                      October 31, 2006                   291,401
                                      October 31, 2007                   155,942
                                      October 31, 2008                   116,975

     The changes in the carrying amount of goodwill for the fiscal years ending October 31, 2003 and 2002 are as follows:

                                               2003               2002
                                               ----               ----
                                          Home and Office    Home and Office
                                          ---------------    ---------------
Beginning Balance                           $70,427,887        $65,854,795
Goodwill acquired during the year             2,471,468          4,573,092
                                            -----------        -----------
Balance as of October 31                    $72,899,355        $70,427,887
                                            ===========        ===========

11.      ACCRUED EXPENSES

                                              October 31,
                                              -----------
                                       2003                2002
                                       ----                ----
Payroll and vacation               $1,298,082           $1,133,853
Income taxes                           35,000               71,854
Interest                              799,140              798,573
Miscellaneous                         617,980              635,946
                                   ----------           ----------
                                   $2,750,202           $2,640,226
                                   ==========           ==========

12.      DEBT

     During the twelve months ended October 31, 2003 the Company borrowed approximately $1,600,000 from its acquisition line of credit with Webster Bank. The rate of interest on the acquisition line is current 30 day LIBOR rate plus 200 basis points (3.2% at October 31, 2003) and is due April 1, 2005. The acquisition line is secured by a lien against all of the assets of Vermont Pure Holdings and its subsidiaries. As of October 31, 2003 there was no balance outstanding under the working capital line of credit. In addition, letters of credit totaling $636,264 secured by the line were issued on the Company's behalf, reducing the availability of the line by that amount.

     a)  Senior Debt Refinancing

     On March 5, 2003 the Company refinanced its credit facility ("New Credit Facility") with Webster Bank and other participants. The New Credit Facility refinanced $28.5 million of existing senior debt, provides a working capital line of $6.5 million for a term of five years maturing February 29, 2008. The rate of interest on the New Credit Facility and working capital line is current 30 day LIBOR rate plus 200 basis points (3.2% at October 31, 2003) and is secured by a lien against all of the assets of Vermont Pure Holdings and its subsidiaries. The new facility makes available up to $15 million to be used for acquisitions and the partial repayment of the outstanding 12% subordinated notes. Of the $15 million, up to $10 million is available for acquisitions in the Company's Home and Office delivery segment, and up to $5 million is available for the repayment of subordinated debt if the Company is able to achieve specified financial performance targets in fiscal year 2003. The targets were not met in fiscal year 2003. There are no further scheduled principal payments on the subordinated debt until 2008 when the full senior facility is due.

     The New Credit Facility amortizes the payback of the existing debt over five years and amortizes the payback of the new acquisition debt for three years after the first two years. During the first two years, interest only is paid on a monthly basis for amounts drawn down for acquisitions and sub-debt repayment (see section b). The operating line of credit will be renewed for two years for a total of $6,500,000. Interest on all borrowings will be tied to the Company's performance, but start off at the 30 day LIBOR plus 200 basis points, 3.2% at October 31, 2003.

     Use of the proceeds related to acquisitions and retirement of sub-debt are restricted by the Company's attainment of certain covenants, requirements, and projections.

     b)  Subordinated Debt

     As part of the merger agreement with the former shareholders of Crystal Rock, the Company issued notes in the amount of $22,600,000. The notes have an effective date of October 5, 2000, are for terms of seven years and bear interest at 12% per year. Scheduled repayments are made quarterly and are interest only for the seven year period unless specified financial targets are met. Payments of interest only of $678,000 are due quarterly with a principal payment of $22,600,000 due at maturity.

     The notes are secured by all of the assets of the Company but specifically subordinated, with a separate agreement between the debt holders, to the senior debt described in Note 12. a) above.

     Compliance with Financial Covenants of the Company's Bank Agreement

     The Company's New Credit Facility agreement requires that it be in compliance with certain financial covenants at the end of each fiscal quarter. The Company was in compliance with all of its financial covenants at the end of each quarter during the fiscal year ended October 31, 2003.

     c) Other Long Term Debt - The Company's other long term debt is as follows:

                                                                                     October 31,
                                                                                2003             2002
                                                                                ----             ----
Mortgage on property acquired in October 1993, interest at 4.5%,
collateralized by the property                                                $185,145         $220,719
Spring property acquired in October 1991, interest at 10%, unsecured            24,412           30,655
                                                                              --------         --------
                                                                               209,557          251,374
Less current portion                                                            44,105           41,817
                                                                              --------         --------
                                                                              $165,452         $209,557
                                                                              ========         ========

     d) Annual maturities of debt as of October 31, 2003 are summarized as follows:

                                      Senior       Credit Line    Subordinated        Other           Total
Fiscal year ending October 31,
                           2004     $3,104,169              -               -     $    44,105     $ 3,148,274
                           2005      3,733,335      1,600,000               -          46,537       5,379,872
                           2006      3,958,330              -               -          49,122       4,007,452
                           2007      4,145,834              -               -          44,159       4,189,993
                           2008     12,070,831              -      22,600,000          25,634      34,696,465
                                   -----------     ----------     -----------     -----------     -----------
Total Debt                         $27,012,499     $1,600,000     $22,600,000     $   209,557     $51,422,056
                                   ===========     ==========     ===========     ===========     ===========

13.      INTEREST RATE HEDGES

     a) On November 3, 2000, April 2, 2001, July 24, 2001, and June 6, 2003 the Company entered into separate three year "swap" agreements with Webster Bank to fix a total of $26,000,000 of its senior debt with the bank. The agreements fix the variable LIBOR rate portion of the debt at 6.57%, 5.28%, 5.00% and 1.74% respectively. Under the Company's loan agreement with the bank, the current applicable margin is 2.00% resulting in a total fixed rate of 8.57%, 7.28%, 7.00% and 3.74% for each respective agreement for the contract period. The margin is subject to change based on the Company's performance as outlined in the loan agreement with Webster Bank.

         b)       These instruments are considered hedges under SFAS No. 133 and
         137. Since the instrument is intended to hedge against variable cash flows, it is considered a cash flow hedge. As a result, the change in the fair value of the derivative is recognized as comprehensive income
         (loss) until the hedged item is recognized in earnings. Cumulatively, the fair value of the Company's four outstanding swaps increased $807,394 during the year resulting in an unrealized loss net of tax of $35,504 as of October 31, 2003. The unrealized loss as of October 31, 2002 was $842,898.

14.             STOCK BASED COMPENSATION

         a)       Stock Option Plan

         In November 1993, the Company's Board of Directors adopted the 1993 Performance Equity Plan (the "1993 Plan"). The 1993 Plan authorizes the granting of awards for up to 1,000,000 shares of common stock to key employees, officers, directors and consultants. Grants can take the form of stock options (both qualified and non-qualified), restricted stock awards, deferred stock awards, stock appreciation rights and other stock based awards. During fiscal 2003, 2002, and 2001 there were no options issued under this plan.

         On April 2, 1998 the Company's shareholders approved the 1998 Incentive and Non Statutory Stock Option Plan (the "1998 Plan"). In April 2003, the Company's shareholders approved an increase in the authorized number of shares to be issued from its 1998 Incentive and Non-Statutory Stock Option Plan from 1,500,000 to 2,000,000. This plan provides for issuance of up to 2,000,000 options to purchase the Company's common stock under the administration of the compensation committee of the Board of Directors. The intent of the plan is to reward options to officers, employees, directors, and other individuals providing services to the Company.

         The following table summarizes the activity related to stock options and outstanding stock option balances during the last three fiscal years:

                                               Outstanding Options     Weighted Average
                                                    (Shares)            Exercise Price
                                               -------------------     ----------------
Balance at November 1, 2000                         2,689,218              $   2.79
          Granted                                     193,103                  3.12
          Exercised                                  (100,000)                 2.27
          Expired                                    (104,000)                 1.94
                                                   ----------              --------
Balance at October 31, 2001                         2,678,321              $   2.70
                                                   ----------              --------
          Granted                                      90,000                  4.36
          Exercised                                  (179,500)                 2.73
          Expired                                      (5,000)                 2.00
                                                   ----------              --------
Balance at October 31, 2002                         2,583,821              $   2.93
                                                   ----------              --------
          Granted                                      65,000                  4.09
          Exercised                                  (125,000)                 2.25
          Expired                                     (45,000)                 3.64
                                                   ----------              --------
Balance at October 31, 2003                         2,478,821              $   2.98
                                                   ==========              ========

         The following table summarizes information pertaining to outstanding stock options as of October 31, 2003:

                                      Weighted
                                       Average     Weighted                      Weighted
  Exercise          Outstanding       Remaining     Average    Exercisable        Average
   Price              Options        Contractual   Exercise      Options         Exercise
   Range              (Shares)           Life        Price      (Shares)           Price
-------------       ----------        ---------    ---------    ---------        ---------
$1.81 - $2.60        1,073,000             2.37    $    2.50    1,073,000        $    2.50
$2.81 - $3.38        1,165,821             6.39         3.19      848,795             3.18
$3.50 - $4.25          185,000             7.71         3.89      120,000             3.79
$4.28 - $4.98           55,000             6.12         4.82       55,000             4.82
                     ---------        ---------    ---------    ---------        ---------
                     2,478,821             4.74    $    2.98    2,096,795        $    2.91
                     =========        =========    =========    =========        =========

         Outstanding options and warrants include options issued under the 1993 Plan, the 1998 Plan and non-plan options and warrants. There were 2,018,045 exercisable options at a weighted average price of $2.80 per share and 1,698,252 exercisable options at a weighted average price of $2.51 per share as of October 31, 2002 and 2001, respectively.

         Outstanding options have lives ranging from 5-10 years, vesting 1-5 years, and have exercise prices ranging from $1.81-$4.98 per share.

         b)       Employee Stock Purchase Plan

         On June 15, 1999 the Company's shareholders approved the Vermont Pure Holdings, Ltd. 1999 Employee Stock Purchase Plan. On January 1, 2001, employees commenced participation in the plan. The Company issued 60,775, 62,740 and 62,415 common shares for the fiscal years ended October 31, 2003, 2002 and 2001, respectively.

15.            RETIREMENT PLAN

         The Company has a defined contribution plan which meets the requirements of Section 401(k) of the Internal Revenue Code. All employees of the Company who are at least twenty-one years of age are eligible to participate in the plan. The plan allows employees to defer a portion of their salary on a pre-tax basis and the Company contributes 25% of amounts contributed by employees up to 6% of their salary. Company contributions to the plan amounted to $102,000, $114,000, and $94,000 for the fiscal years ended October 31, 2003, 2002, and 2001, respectively.

16.               COMMITMENTS AND CONTINGENCIES

         a.       Operating Leases

         The Company's operating leases consist of trucks, office equipment and rental property.

         Future minimum rental payments over the terms of various lease contracts are approximately as follows:

  Fiscal Year Ending October 31,
2004                  $2,003,000
2005                   1,792,000
2006                   1,523,000
2007                   1,329,000
2008                   1,168,000
Thereafter             1,823,000
                      ----------
Total                 $9,638,000
                      ----------

         Rent expense was $2,134,527, $1,925,911, and $1,003,479 for the fiscal years ended October 31, 2003, 2002, and 2001, respectively.

         b.       Contingencies

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

17.             RELATED PARTY TRANSACTIONS

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

         The Company leases a 67,000 square foot facility in Watertown, CT and a 22,000 square foot facility in Stamford, CT from a Baker family trust. The lease expires in October 2010. Future minimum rental payments under these leases are as follows:

Fiscal year ending October 31,

                                       Stamford          Watertown           Total
                          2004        $  216,000        $  360,000        $  576,000
                          2005           216,000           360,000           576,000
                          2006           232,200           387,000           619,200
                          2007           232,200           387,000           619,200
                          2008           232,200           387,000           619,200
Thereafter                               464,400           774,000         1,258,400
                                      ----------        ----------        ----------
Totals                                 1,593,000         2,655,000         4,268,000
                                      ==========        ==========        ==========

         b)       Investment in Voyageur

         The Company has an equity position in a software company named Computer Design Systems, Inc. (CDS), d/b/a Voyageur Software. One of the Company's directors is a member of the board of directors of CDS. The Company uses software designed, sold and serviced by CDS in its home and office delivery system to manage customer service, deliveries, inventory, billing and accounts receivable. During fiscal 2003, 2002 and 2001, the Company paid $113,193, $275,332 and $294,311, respectively, for service, software, and hardware. As of October 31, 2002, the Company had a note receivable from CDS dated August 1, 1998 for the principal amount of $120,000 with accrued interest of $43,650 and an original maturity date of August 15, 2003. At October 31, 2003 interest accrued on the note and due from CDS is $50,150. In October 2003, the Company exercised the option to convert the principal amount of the note into additional common shares of CDS during 2003. At October 31, 2003, the Company's share of CDS losses resulted in a net equity investment in CDS of $100,988 which represents approximately 24% of the common stock of CDS.

18.           INCOME TAXES

         The Company has approximately $8.5 million of available net operating loss carryforwards at October 31, 2003 expiring from 2005 through 2018.

         The major deferred tax asset (liability) items at October 31, 2003 and October 31, 2002 are as follows.

                                                            October 31,
                                                            -----------
                                                     2003                2002
                                                     ----                ----
Accounts receivable allowance                     $   447,000         $   240,000
Amortization                                          632,000             891,000
Payroll                                               338,000                  --
Tax effect of operating loss carryforwards          3,222,000           3,628,000
                                                  -----------         -----------
Total deferred tax asset                          $ 4,639,000         $ 4,759,000

Depreciation                                       (1,630,000)         (1,867,000)
Returnable Containers                                (694,000)                 --
Other                                                 (66,000)            (57,000)
                                                  -----------         -----------
Total deferred tax liability                      $(2,390,000)        $(1,924,000)

Deferred tax asset, net                           $ 2,249,000         $ 2,835,000
                                                  ===========         ===========

         Income tax expense differs from the amount computed by applying the statutory tax rate to net income before income tax expense as follows:

                                                                      Fiscal Year Ended October 31,
                                                                      -----------------------------
                                                            2003               2002                2001
                                                            ----               ----                ----
Income tax expense computed at the statutory rate        $   748,004        $ 1,449,000         $   628,000

Effect of permanent differences                               28,881             64,000              35,000
Effect of temporary differences                                    -                  -             250,000
Federal alternative minimum tax                                    -                  -              65,000
State income taxes                                            74,115            201,000             535,000
Other                                                              -             37,000             140,000
Decrease in valuation allowance                                    -                  -            (973,000)
                                                         -----------        -----------         -----------
Income tax expense                                       $   851,000        $ 1,751,000         $   680,000
                                                         ===========        ===========         ===========

         The following is the composition of income tax expense (benefit):

                                                      Fiscal Year Ended October 31,
                                                      -----------------------------
                                               2003                2002               2001
                                               ----                ----               ----
Current:
   Federal                                  $    53,000        $   (66,000)        $    66,000
   State                                        212,000             38,000             674,000
                                            -----------        -----------         -----------
Total current                               $   265,000        $   (28,000)        $   740,000
                                            -----------        -----------         -----------

Deferred:
   Federal                                  $   586,000        $ 1,513,000         $   (60,000)
   State                                              -            266,000                   -
                                            -----------        -----------         -----------
Total deferred tax expense (benefit)        $   586,000        $ 1,779,000         $   (60,000)
                                            -----------        -----------         -----------
Total income tax expense                    $   851,000        $ 1,751,000         $   680,000
                                            ===========        ===========         ===========

         On September 3, 2003 the Company reached settlement with the Internal Revenue Service related to an audit of federal income tax for its Crystal Rock subsidiary for the tax year ending October 5, 2000. The settlement resulted in an increase in the Company's income taxes of $136,000. This amount has been included in income tax expense for 2003.

19.            EARNINGS PER SHARE

         As required by SFAS No. 128, the Company considers outstanding "in-the-money" stock options as potential common stock in its calculation of diluted earnings per share and uses the treasury stock method to calculate the applicable number of shares. The following calculation provides the reconciliation of the denominators used in the calculation of basic and fully diluted earnings per share:

                                                             Fiscal Year Ended October 31,
                                                      2003               2002               2001
                                                      ----               ----               ----
Net Income                                         $ 1,352,555        $ 2,509,455        $ 1,168,844
                                                   ===========        ===========        ===========
Denominator:
Basic Weighted Average Shares
     Outstanding                                    21,282,294         21,091,837         20,447,609
Effect of Stock Options                                482,404            943,432            203,630
                                                   -----------        -----------        -----------
Diluted Weighted Average Shares Outstanding         21,764,698         22,035,269         20,651,239
                                                   ===========        ===========        ===========
Basic Earnings Per Share                           $       .06        $       .12        $       .06
                                                   ===========        ===========        ===========
Diluted Earnings Per Share                         $       .06        $       .11        $       .06
                                                   ===========        ===========        ===========

         In addition to the options used to calculate the effect of dilution, there were 185,000 options outstanding for the year ended October 31, 2003 that were not included in the dilution calculation because the options' exercise price exceeded the market price of the underlying common shares. For the comparable periods in 2002, all outstanding options were used to determine the effect of dilution because the market price exceeded the exercise prices. There where 1,294,134 outstanding options for the year ended October 31, 2001 that where not included in the dilution calculation because their exercise price exceeded the market price.

20.         UNAUDITED QUARTERLY FINANCIAL DATA

         The Company's unaudited quarterly financial data for the last two fiscal years is as follows:

                                             For the quarter ended:
      Fiscal 2003                            ----------------------
(000's of $ except net     January 31,     April 30,      July 31,      October 31,
    income per share)         2003           2003           2003           2003
                           --------------------------------------------------------
Net Sales                    $15,077        $18,067        $22,536        $20,515
Gross Profit                 $ 7,679        $ 8,600        $ 9,688        $ 8,986
Net Income                   $   107        $   487        $   566        $   193
Net income per Share:
Basic and Diluted            $   .01        $   .02        $   .02        $   .01

                                             For the quarter ended:
      Fiscal 2002                            ----------------------
(000's of $ except net     January 31,     April 30,      July 31,      October 31,
    income per share)         2002           2002           2002           2002
                           --------------------------------------------------------
Net Sales                    $14,692        $17,531        $21,579        $17,918
Gross Profit                 $ 7,962        $ 8,833        $10,795        $ 8,547
Net Income                   $   310        $   630        $ 1,292        $   277
Net income per Share:
Basic and Diluted            $   .01        $   .03        $   .06        $   .01

21.         CONCENTRATION OF CREDIT RISK

         The Company maintains its cash accounts at various financial institutions. The balances at times may exceed federally insured limits. At October 31, 2003, the Company had cash in deposits exceeding the insured limit by approximately $835,000.

                     EXHIBITS TO VERMONT PURE HOLDINGS, LTD.
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2003
                             EXHIBITS FILED HEREWITH

Exhibit
 Number                         Description
 ------                         -----------
  21      Subsidiaries of the Registrant

  23.1    Consent of Independent Auditors -- Deloitte & Touche LLP

  23.2    Consent of Former Independent Auditors - Grassi & Co. PC

  23.3    Consent of Former Independent Auditors - Feldman Sherb & Co. PC

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