Form 10-Q
period 2004-01-31
VERMONT PURE HOLDINGS LTD/DE
filed 2004-03-16
CIK 1123316

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended January 31, 2004
                          Commission File No. 000-31797

                           VERMONT PURE HOLDINGS, LTD.

             (Exact name of registrant as specified in its charter)

            Delaware                                            03-0366218
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

      67 Holly Court, Williston VT                                  05495
(Address of principal executive offices)                          (Zip Code)

                                 (802) 860-1126
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes [X]                                No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                Outstanding at
            Class                                               March 10, 2004

Common Stock, $.001 Par Value                                     21,474,399

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                                      INDEX

                                                                                               Page Number
                                                                                               -----------
Part I - Financial Information

         Item 1.  Financial Statements

                           Condensed Consolidated Balance Sheets as of January 31, 2004
                           (unaudited) and October 31, 2003                                             3

                           Condensed Consolidated Statements of Operations for the Three
                           Months ended January 31, 2004 and 2003 (unaudited)                           4

                           Condensed Consolidated Statements of Cash Flows for the Three
                           Months ended January 31, 2004 and 2003 (unaudited)                           5

                           Notes to Condensed Consolidated Financial Statements (unaudited)          6-11

         Item 2.           Management's Discussion and Analysis of Financial Condition and
                           Results of Operations                                                    12-18

         Item 3.           Quantitative and Qualitative Disclosures About Market Risk               19-20

         Item 4.           Controls and Procedures                                                     20

Part II - Other Information                                                                         21-26

         Item 1.           Legal Proceedings

         Item 2.           Changes in Securities

         Item 3.           Defaults upon Senior Securities

         Item 4.           Submission of Matters to a Vote of Security Holders

         Item 5.           Other Information

         Item 6.           Exhibits and Reports on Form 8-K

Signatures and Exhibit Index                                                                        27-28

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                    January 31,      October 31,
                                                                       2004              2003
                                                                   -------------     -------------
                                                                             (unaudited)
                               ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                        $           -     $   1,170,321
  Accounts receivable - net                                            8,124,112         8,129,111
  Inventories                                                          3,225,118         2,965,454
  Current portion of deferred tax asset                                1,093,000         1,093,000
  Other current assets                                                 1,554,608         1,761,617
  Unrealized gain on derivatives                                           2,964                 -
                                                                   -------------     -------------
    TOTAL CURRENT ASSETS                                              13,999,802        15,119,504
                                                                   -------------     -------------

PROPERTY AND EQUIPMENT - net of accumulated depreciation              20,126,301        20,625,533
                                                                   -------------     -------------

OTHER ASSETS:
  Goodwill                                                            72,909,930        72,899,355
  Other intangible assets - net of accumulated amortization            1,174,540         1,247,994
  Deferred tax asset                                                   1,171,259         1,156,000
  Other assets                                                           271,224           285,678
                                                                   -------------     -------------
    TOTAL OTHER ASSETS                                                75,526,953        75,589,027
                                                                   -------------     -------------
TOTAL ASSETS                                                       $ 109,653,056     $ 111,334,064
                                                                   =============     =============

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long term debt                                $   3,386,369     $   3,148,274
  Accounts payable                                                     3,352,508         3,954,619
  Accrued expenses                                                     2,418,133         2,750,202
  Current portion of customer deposits                                   171,750           169,504
  Unrealized loss on derivatives                                               -            35,504
                                                                   -------------     -------------
    TOTAL CURRENT LIABILITIES                                          9,328,761        10,058,103

  Long term debt, less current portion                                47,387,381        48,273,782
  Customer deposits                                                    2,690,753         2,655,560
                                                                   -------------     -------------
    TOTAL LIABILITIES                                                 59,406,895        60,987,445
                                                                   -------------     -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock - $.001 par value, 500,000
    authorized shares, none issued and outstanding                             -                 -
  Common stock - $.001 par value, 50,000,000 authorized shares,
    21,402,850 issued and 21,331,300 outstanding shares as of
    January 31, 2004 and 21,359,437 shares issued and
    21,287,887 outstanding as of October 31, 2003                         21,474            21,431
  Additional paid in capital                                          57,652,770        57,535,069
  Treasury stock, at cost, 71,550 shares                                (264,735)         (264,735)
  Accumulated deficit                                                 (7,166,313)       (6,909,642)
  Accumulated other comprehensive income (loss)                            2,964           (35,504)
                                                                   -------------     -------------
    TOTAL STOCKHOLDERS' EQUITY                                        50,246,161        50,346,619
                                                                   -------------     -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 109,653,056     $ 111,334,064
                                                                   =============     =============

                The attached notes are an integral part of these
                       consolidated financial statements.

                VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         Three months ended January 31,
                                                         ------------------------------
                                                             2004             2003
                                                         -------------    -------------
                                                                  (unaudited)
NET SALES                                                $  16,895,027    $  15,077,433

COST OF GOODS SOLD                                           9,117,648        7,398,280
                                                         -------------    -------------

GROSS PROFIT                                                 7,777,379        7,679,153
                                                         -------------    -------------

OPERATING EXPENSES:
  Selling, general and administrative expenses               6,639,796        6,037,961
  Advertising expenses                                         309,550          299,765
  Amortization                                                  73,455           35,933
  Other compensation                                            18,951           38,997
                                                         -------------    -------------
TOTAL OPERATING EXPENSES                                     7,041,752        6,412,656
                                                         -------------    -------------

INCOME FROM OPERATIONS                                         735,627        1,266,497
                                                         -------------    -------------

OTHER (EXPENSE) INCOME:
          Interest, net                                     (1,014,214)      (1,087,174)
          Miscellaneous                                         (2,135)           3,810
                                                         -------------    -------------

TOTAL OTHER (EXPENSE) INCOME                                (1,016,349)      (1,083,364)
                                                         -------------    -------------

(LOSS) INCOME BEFORE INCOME TAXES                             (280,722)         183,133

INCOME TAX (BENEFIT) EXPENSE                                   (24,051)          76,176
                                                         -------------    -------------

NET (LOSS) INCOME                                        $    (256,671)   $     106,957
                                                         =============    =============

NET (LOSS) INCOME PER SHARE - BASIC                      $       (0.01)   $        0.01
                                                         =============    =============
NET (LOSS) PER SHARE - DILUTED                           $       (0.01)   $        0.00
                                                         =============    =============

WEIGHTED AVERAGE SHARES USED IN COMPUTATION - BASIC         21,445,458       21,247,797
                                                         =============    =============
WEIGHTED AVERAGE SHARES USED IN COMPUTATION - DILUTED       21,445,458       21,972,722
                                                         =============    =============

     The attached notes are an integral part of these consolidated financial statements.

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                            Three months ended January 31,
                                                                                            ------------------------------
                                                                                                2004             2003
                                                                                            -------------    -------------
                                                                                                     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                                         $    (256,671)   $     106,957

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
  Depreciation                                                                                  1,387,026        1,238,913
  Amortization                                                                                     73,455           35,933
  Deferred tax asset (benefit) provision                                                          (15,259)          64,000
  Loss (gain) on disposal of property and equipment                                                 2,135           (3,535)
  Non cash compensation                                                                            18,951           38,997

Changes in assets and liabilities (net of effect of acquisitions):
  Accounts receivable                                                                               4,999           71,939
  Inventories                                                                                    (259,664)         502,484
  Other current assets                                                                            207,009          229,364
  Other assets                                                                                      3,879         (140,251)
  Accounts payable                                                                               (602,111)      (1,028,530)
  Accrued expenses                                                                               (332,069)        (344,483)
  Customer deposits                                                                                37,439          (36,639)
                                                                                            -------------    -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                         269,119          735,149
                                                                                            -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                                                      (905,482)        (691,017)
  Proceeds from sale of property and equipment                                                     15,554            3,535
  Cash used for acquisitions - net of cash acquired                                                     -         (120,625)
                                                                                            -------------    -------------
NET CASH USED IN INVESTING ACTIVITIES                                                            (889,928)        (808,107)
                                                                                            -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit borrowings                                                         203,918        1,800,000
  Principal payments of debt                                                                     (852,224)      (2,270,246)
  Proceeds from sale of common stock                                                               98,794           89,729
                                                                                            -------------    -------------
NET CASH USED IN FINANCING ACTIVITIES                                                            (549,512)        (380,517)
                                                                                            -------------    -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                      (1,170,321)        (453,475)

CASH AND CASH EQUIVALENTS - beginning of period                                                 1,170,321          652,204
                                                                                            -------------    -------------

CASH AND CASH EQUIVALENTS  - end of period                                                  $           -    $     198,729
                                                                                            =============    =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest                                                                      $   1,041,301    $   1,089,597
                                                                                            =============    =============

Cash paid for taxes                                                                         $      42,863    $      76,126
                                                                                            =============    =============

     The attached notes are an integral part of these consolidated financial statements.

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1. BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the condensed consolidated financial position, results of operations, and cash flows for the periods presented. The results have been determined on the basis of generally accepted accounting principles and practices of the United States of America ("GAAP"), applied consistently with the Annual Report on Form 10-K of Vermont Pure Holdings, Ltd. (the "Company") for the year ended October 31, 2003.

         On March 2, 2004 the Company completed the sale of the two retail segments of its business. It has accounted for this transaction on the basis of GAAP and its accounting policies and procedures. See Note 11 for more information.

         Certain information and footnote disclosures normally included in audited consolidated financial statements presented in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended October 31, 2003. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

2. STOCK BASED COMPENSATION

         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Pro-forma information regarding net (loss) income and net (loss) income per share is presented below as if the Company had accounted for its employee stock options under the fair value method using SFAS No. 123, net of tax is as follows:


                                                         Three Months Ended
                                                     ---------------------------
                                                            January 31,
                                                     ---------------------------
                                                        2004            2003
                                                     ----------     ------------
Net (Loss) Income - As Reported                      $ (256,671)    $    106,957
Deduct:    Effect   of   compensation    expense
determined using fair value,  net of income tax          52,221           46,016
                                                     ----------     ------------
Pro Forma Net (Loss) Income                          $ (308,892)    $     60,909
                                                     ==========     ============

Basic Net (Loss) Income Per Share:

                       As Reported                   $     (.01)    $        .01
                                                     ==========     ============
                       Pro Forma                     $     (.01)    $        .00
                                                     ==========     ============

Diluted Net (Loss) Income Per Share:

                       As Reported                   $     (.01)    $        .00
                                                     ==========     ============
                       Pro Forma                     $     (.01)    $        .00
                                                     ==========     ============

         There were 65,000 options granted in each of the three month periods ended January 31, 2004 and 2003. The weighted average fair value of the options granted for the respective three month periods, using the Black-Scholes option pricing model, was $1.27 and $1.70, respectively.

         Assumptions used for estimating the fair value of the option on the date of grant under the Black-Scholes option pricing model are as follows for the three month periods ended January 31:


                              2004           2003
                            ---------     ---------
Expected Dividend Yield             0%            0%
Expected Life                 5 Years       5 Years
Risk free Interest Rate           3.0%          5.7%
Volatility                         39%           36%

3. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         On April 2, 2001, the Company entered into a swap agreement with Webster Bank to fix an additional $4,000,000 of our long term debt at 8.53% interest for three years. On July 24, 2001, we entered into a swap agreement with Webster Bank to fix an additional $4,000,000 of our long term debt at 7.25% interest for three years. On June 11, 2003, we entered into an interest rate swap agreement with Webster Bank for $10 million. The agreement fixes the interest rate for that portion of our senior debt for three years at 3.74%. The swaps are fixed at these rates based on the current applicable margin of 2% under our loan and security agreement with Webster Bank. Under the agreement, the applicable margin can range, based on our financial performance, from 1.25% to 2.25%. The swap rates are based on the floating 30-day LIBOR rate and are structured such that if the loan rate for the period exceeds the fixed rate of the swap then the bank pays the Company to lower the effective interest rate and if the rate is lower than the fixed rate, the Company pays the bank additional interest.

         Based on the floating rate for the three months ended January 31, 2004, the Company paid $102,000 more in interest than it would have without the swaps. The Company accounts for changes in the fair value of the swap agreements by reporting the change in fair value as an unrealized gain or loss for the purposes of calculating comprehensive (loss) income (see Note 5).

4.       SEGMENTS

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

         For the three months ended January 31,


                                 Home and Office             Retail             Retail - Gallons              Total
                              --------------------    --------------------    --------------------    --------------------
(000's $)                       2004        2003        2004        2003        2004        2003        2004        2003
--------------------------    --------    --------    --------    --------    --------    --------    --------    --------
Net Sales                     $ 11,996    $ 11,518    $  4,031    $  3,194    $    868    $    365    $ 16,895    $ 15,077
Cost of Goods Sold               5,360       4,824       2,985       2,302         773         272       9,118       7,398
                              --------    --------    --------    --------    --------    --------    --------    --------
Gross Profit                     6,636       6,694       1,046         892          95          93       7,777       7,679
Operating Expenses               5,755       5,232       1,173       1,111         114          70       7,042       6,413
                              --------    --------    --------    --------    --------    --------    --------    --------
Operating (Loss) Income            881       1,462        (127)       (219)        (19)         23         735       1,266
Interest Expense                  (952)     (1,012)        (51)        (61)        (11)        (14)     (1,014)     (1,087)
Other (Expense) Income              (1)          4          (1)                                             (2)          4
                              --------    --------    --------    --------    --------    --------    --------    --------
Income (Loss) Before Taxes    $    (72)   $    454    $   (179)   $   (280)   $    (30)   $      9    $   (281)   $    183
                              ========    ========    ========    ========    ========    ========    ========    ========

         As a result of the information disclosed in Note 11 we will not be disclosing financial results by segment in future periods.

5. COMPREHENSIVE (LOSS) INCOME

         The following table summarizes comprehensive income for the respective first quarters:


                                                    Three Months Ended
                                                        January 31,
                                                   ----------------------
                                                      2004        2003
                                                   ---------    ---------
Net (Loss) Income                                  $(256,671)   $ 106,957
Comprehensive (Loss) Income:
Change in unrealized gain on derivatives
    designated as cash flow hedges - net of tax       38,468       96,312
                                                   ---------    ---------
Comprehensive (Loss) Income                        $(218,203)   $ 203,269
                                                   =========    =========

6.       STOCK

         Stock Issued to Directors

         The Company issued 5,430 and 9,285 of its common shares to Directors in lieu of cash for board fees in the first three months of fiscal years 2004 and 2003, respectively. Expense of $19,000 and $39,000 for the respective quarters was based on the market price on the date of issuance.

         Employee Stock Purchase Plan

         On June 15, 1999 the Company's stockholders approved the Vermont Pure Holdings, Ltd. 1999 Employee Stock Purchase Plan. On January 1, 2001, employees commenced participation in the plan. The total number of common shares issued under this plan during the three months ended January 31, 2004 was 37,983 for proceeds of $98,794. For the three months ended January 31, 2003, 26,235 common shares were issued under the plan for proceeds of $89,729.

7.       INVENTORIES

         Inventories consisted of the following at:


                      January 31,     October 31,
                         2004            2003
                     ------------    ------------
Raw Materials        $  1,021,773    $  1,131,588
Finished Goods          2,203,345       1,833,866
                     ------------    ------------
Total Inventories    $  3,225,118    $  2,965,454
                     ============    ============

8. SHIPPING AND HANDLING COSTS

         The Company classifies shipping and handling costs as a component of selling, general and administrative expenses. Shipping and handling costs were approximately $483,000 and $319,000 for the three months ended January 31, 2004 and 2003, respectively. The Company does not charge these costs to its customers.

9. EARNINGS PER SHARE AND WEIGHTED AVERAGE SHARES

         The Company considers outstanding in-the-money stock options as potential common stock in its calculation of diluted earnings per share and uses the treasury stock method to calculate the applicable number of shares. The following calculation provides the reconciliation of the denominators used in the calculation of basic and fully diluted earnings per share:


                                                    Three Months Ended
                                                        January 31,
                                               ----------------------------
                                                   2004            2003
                                               ------------    ------------
Net (Loss) Income                              $   (256,671)   $    106,957
Denominator:
Basic Weighted Average Shares Outstanding        21,445,458      21,247,797
Dilutive effect of Stock Options                          0         724,925
                                               ------------    ------------
Diluted Weighted Average Shares Outstanding      21,445,458      21,972,722
                                               ------------    ------------
Basic (Loss) Earnings Per Share                $       (.01)   $        .01
                                               ============    ============
Diluted (Loss) Per Share                       $       (.01)   $        .00
                                               ============    ============

         For the three month period ended January 31, 2004 no options were considered common stock equivalents since, as a result of the net loss for the quarter, to do so would have been anti-dilutive. There were 2,543,821 options outstanding as of January 31, 2004.

         For the three month period ended January 31, 2003, in addition to the options used to calculate the effect of dilution, there were 30,000 additional options outstanding. These options were not included in the dilution calculation because the options' exercise price exceeded the market price of the underlying common shares.

10.      LITIGATION SETTLEMENT

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

11.      SUBSEQUENT EVENT

         On March 2, 2004 the Company completed the sale of substantially all of the assets related to its Retail and Retail - Gallons segments. The sale was consummated in conjunction with the signing of this agreement. Consequently, as of that date, the Company's operations include only the Home and Office segment of business.

         The assets and liabilities sold are as follows, including their approximate carrying values as of January 31, 2004:

Accounts receivable     $ 1,615,000
Inventories               1,989,000
Fixed Assets              7,206,000
Accounts payable          1,469,000
Accrued Expenses            735,000

         The sales price was $10,595,000 and consisted of $10,095,000 in cash and a $500,000 subordinated note from the seller. The price is subject to adjustment based on the calculation of working capital up to 52 days after the closing date.

PART I - Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto as filed in our Annual Report on Form 10-K for the year ended October 31, 2003 as well as the condensed consolidated financial statements and notes contained herein.

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

                              Results of Operations

Business Overview

Throughout our history, we have marketed our bottled water through two major channels - retail distribution and delivery to home and offices. In the retail channel, we sell our products to distributors. We have characterized these sales in two segments - the products we bottle in clear, PET plastic containers and the products that we buy to resell in larger gallon-size bottles. We bottle and directly deliver products in three and five gallon bottles to our customers in homes and offices. In addition, we also deliver ancillary products such as water coolers and coffee at the same time.

Cost of sales represents the raw materials, labor, and overhead required to bottle our products. In addition, we incur costs buying products for resale such as gallons, coolers, and coffee as mentioned above.

Distributing and promoting our products along with the administration of the business primarily comprise our operating costs. For the retail segments, distribution costs are expenses incurred for outside services for warehousing and freight and promotion costs consist of expenses charged directly by customers and other outside entities for brand recognition. For the home and office delivery segment, distribution costs consist of personnel and fleet costs to sell and deliver products while promotional costs consist of advertising. General and administrative costs are primarily for personnel related to management as well as costs for legal and auditing services.

On March 2, 2004 we completed the sale of our assets and certain liabilities related to the retail segments described above. A description of this transaction can be found in Part II, Item 5 of this filing as well as the accompanying exhibit. The reader should note that, after the sale, our business will be made up of what is now the home and office delivery segment only. In noting this, however, the reader should be cautioned not to rely on segment disclosure completely for evaluating the company after the sale for two reasons. First, segment information for Retail and Retail-Gallons includes a portion of our corporate overhead and interest expense that we allocated to these two segments that would be absorbed by the Home & Office segment after the sale. At the same time, with the proceeds from this sale, we will pay down a significant amount of our corporate debt, which, other things being equal, should reduce the amount of remaining interest expense that must be carried by the Home & Office segment. In future periods, we will not report our financial results by segment.

Sales

Sales for the first three months of 2004 were $16,895,000 compared to $15,077,000 for the first three months of 2003, an increase of $1,818,000 or 12%.

Sales through our Home & Office distribution channel increased to $11,996,000 in the first three months of 2004 from $11,518,000 for the same period last year, an increase of $478,000 or 4%. The increase was the result of acquisitions. Net of acquisitions, sales were down 3%, primarily due to lower sales prices and lower demand for products in this segment.

The comparative breakdown of sales of the product lines within the segment for the first three months of 2004 and 2003 is as follows:

                                  2004            2003         Difference
       Product Line           (in 000's $)    (in 000's $)    (in 000's $)    % Diff.
-------------------------     ------------    ------------    ------------    -------
Water                         $      5,507    $      5,448    $         59          1%
Coffee and Other Products            4,298           3,923             375         10%
Equipment Rental                     2,191           2,147              44          2%
                              ------------    ------------    ------------    -------
Total                         $     11,996    $     11,518    $        478          4%
                              ============    ============    ============    =======

Water - Net of acquisitions, water sales decreased 7%. Average sales price per bottle decreased 1% as a result of competitive pressure while volume decreased 3% as a result of lower market demand. In addition, sales decreased 3% because of the loss of a distributor.

Coffee and Other Products - The acquisition of a large office coffee distributor during the second half of fiscal year 2003 accounted for $342,000 of the increase in sales for the first quarter of 2004 compared to the first quarter of 2003. Sales of single-serve coffee packages are the highest growth item in the category.

Equipment Rental - Net of acquisitions, equipment rental income was down 4%. Water cooler rental was down as a result of the lower market demand referred to above and competition from retail outlets selling units. Placements were down 1% and average price was down 3%. Brewer rentals increased slightly as a result of demand for single serve units.

Sales of our consumer retail products increased to $4,031,000 in the first three months of 2004 from $3,194,000 in the first three months of 2003, an increase of $837,000, or 26%. Total case volume in the first quarter increased 87% from the comparable quarter in 2003. However, as a result of competitive pressure, average selling price decreased 21%.

The comparative breakdown of sales by product line for this segment is as follows:

                        2004            2003         Difference
     Brand          (in 000's $)    (in 000's $)    (in 000's $)     % Diff.
----------------    ------------    ------------    ------------    --------
Private Label       $      3,092    $      2,250    $        842          37%
Vermont Pure(R)              455             518             (63)        (12%)
Hidden Spring(R)             484             426              58          14%
                    ------------    ------------    ------------    --------
Total               $      4,031    $      3,194    $        837          26%
                    ============    ============    ============    ========

Private Label - The increase in sales of private label products is attributable to the acquisition of new customers and continued growth of market demand. Sales volume increased 115% while average selling price fell 24% in the first quarter of 2004 compared to the first quarter of 2003 due to the competitive environment and product sales mix.

Vermont Pure(R) & Hidden Spring(R) - Sales of branded products continued to decline as a result of competition. Volume decreased 2% and average selling price decreased 6%.

Sales of water in the one-gallon size more than doubled in the first three months of fiscal year 2004 to $868,000 from $365,000 in the first three months fiscal year 2003. The increase is a combination of a 288% increase in volume and a 40% decrease in price. The significant changes in volume and price are a result of changes in the customer base for this category. Gallons are only sold to accommodate customers whose consumer retail packages we bottle.

Gross Profit/Cost of Goods Sold

Gross profit increased $98,000, or 1%, to $7,777,000 for the first three months 2004 from $7,679,000 for the first three months of 2003. As a percentage of sales, gross profit decreased to 46% of sales from 51% for the respective periods. The decrease in gross profit, as a percentage of sales, was attributable to lower average selling prices, higher costs, and higher percentage of sales in the retail segments.

Gross profit for the Home & Office segment decreased to $6,636,000, or 55% of sales, in the first three months of 2004 from $6,694,000, or 58% of sales in the first three months of 2003. The decrease in gross profit was due to lower sales volume and average selling prices, particularly for our higher margin water-related products. In addition, increased cost of sales lowered margins. The increase in cost of sales is attributable to higher costs of production as a result of higher costs of materials for bottles and labor, and higher service costs as a result of lower sales volume per customer.

Gross profit for the consumer retail segment increased to $1,046,000, for the first three months of 2003 from $892,000 for the first three months of 2003. As a percentage of sales, gross profit decreased to 26% of sales from 28% for the respective periods. The increase in gross profit was attributable to higher sales volume while the decrease in gross profit as a percentage of sales is a consequence of lower average selling prices. Lower average selling prices are a result of competitive pressures, especially affecting single-serve sizes, as well as a change in product mix from branded to private label. In the first quarter of 2004, production costs decreased 10% as compared to the first quarter of 2003 primarily as a result of higher volume. However, lower costs did not offset the decrease in average selling prices.

Gross profit for the retail gallon segment remained stable despite a substantial increase in sales. Gross profit was $95,000, or 11% of sales, in the first three months of 2004 compared to $93,000, or 25% of sales in the first three months of 2003. The decrease in gross profit as a percentage of sales is a result of lower average selling prices.

Income from Operations/Operating Expenses

Total operating expenses increased to $7,042,000 in the first three months of 2004 from $6,413,000 in the first three months of 2003, an increase of $629,000, or 10%. Operating expenses in the Home & Office and retail gallon segment increased $523,000, or 10% and $44,000, or 63%, respectively. Operating expenses in the retail segment decreased $62,000, or 6%.

Selling, general and administrative (SG&A) expenses were $6,640,000 and $6,038,000 for the first quarters of 2004 and 2003, respectively, an increase of $602,000, or 10%. For the Home & Office segment, SG&A expenses increased to $5,455,000 for the first quarter of 2004 from $4,964,000 in the first quarter of 2003, an increase of $491,000, or 10%. This increase was attributable to personnel and vehicle costs related to product delivery, in part as a result of the increased route sales. In addition, settlement of a law suit in the first quarter of 2003 resulted in a cost savings of $150,000 that did not reoccur in the first quarter of 2004. SG&A expenses in the retail segments increased 11% to $1,072,000 for the first three months of 2004 from $967,000 during the comparable period last year. The increase of $105,000 was primarily attributable to higher transportation, storage, and administrative costs associated with higher sales volume. SG&A expenses increased for the retail gallon segment to $113,000 in the first quarter of 2004 from $107,000 in the first quarter of 2003. The slight increase is due to higher freight as a result of higher volume, and lower warehousing and administrative costs.

Advertising expenses were $310,000 in the first quarter of 2004 compared to $300,000 in the first quarter of 2003, an increase of $10,000, or 3%. For the Home & Office segment, advertising increased 11% to $215,000 in 2004 from $194,000 in 2003. The increase is reflective of a slightly increased advertising effort but the sales strategy remains focused more on direct sales than advertising. Advertising for the retail segment totaled $95,000 in 2004 compared to $106,000 in 2003, a decrease of 12%. For the retail segments, as private label products make up a larger part of our sales mix, less promotional support is required.

Amortization increased to $73,000 in the first three months of 2004 from $36,000 in the first three months of 2003 as a result of intangible assets that were acquired as part of several acquisitions in fiscal year 2003. All amortization is accounted for in the Home & Office segment.

Other compensation in the first three months of 2004 totaled $19,000 compared to $39,000 in the first three months of 2003. This expense relates to compensation paid to directors in company stock in lieu of cash for board fees.

Income from operations for the first quarter of 2004 was $736,000 compared to $1,266,000 in the first quarter of 2003, a decrease of $530,000, or 42%. The decrease was a result of lower pricing in the retail segment and lower market demand resulting in increased competition and lower pricing in the Home & Office segment. In addition, higher distribution costs have further eroded operating margins.

Interest, Taxes, and Other Expenses

Net interest expense was $1,014,000 for the first three months of 2004 compared to $1,087,000 in the first three months of 2003, a decrease of $73,000. This was reflective of lower market interest rates on the variable portion of our senior debt and operating line of credit. In addition, a large, high priced swap matured at the beginning of the quarter converting a large portion of our fixed rate debt to a lower variable rate.

The loss before income tax expense was $281,000 for the first three months of 2004 compared to income before taxes of $183,000 in the first three months of 2003. The loss resulted in a net tax benefit of $24,000 for the first quarter of 2004 compared to tax expense of $76,000 for the same period a year ago. The effective tax benefit rate of 9% is considerably lower than the 38% effective tax expense rate for the fiscal year ended October 31, 2003. The reason for the lower effective rate in the first quarter of fiscal year 2004 is that certain state taxes are not income based and require minimum payments so we have not accrued the full benefit based on our annual effective tax rate and our net loss for the quarter.

Net Income

Lower interest and taxes did not offset lower prices and higher costs mentioned earlier. The result was a net loss of $257,000 in the first three months of 2004 compared to net income of $107,000 for the first three months of 2003, a decrease of $363,000.

Based on the weighted average number of shares of common stock outstanding of 21,445,458 as of January 31, 2004, the net loss per share was $.01 per share - basic and diluted in the first quarter of 2004. This compares to net income of $.01 per share, basic, and no earnings or loss per share, diluted, in the first quarter of 2003.

Trends

During the last 18 to 24 months the stagnant economic environment in our core markets has continued to have a negative effect on sales in the Home & Office segment. Net of acquisitions, these conditions have resulted in lower volume through loss of customers, reduced business with continuing customers, and increased competition causing lower average selling prices. In addition, those products that reflect increased sales are lower margin products. Though we have seen some abatement to these trends in the last couple of months, a reversing trend has not developed. The prospect of other costs such as fuel and insurance remains uncertain. We believe that variable external factors such as economic conditions and commodity pricing will not change current trends in the near term but we are positioning our business for the long term.

We expect to be profitable for the year and continue to generate positive cash flow. This will allow us to proceed with our strategic direction - increasing market share by building density in our core markets though internal growth and acquisitions. By continuing to build density our intent is to become more efficient and position our business so that cyclical improvements in economic conditions will be more likely to produce growth and improve our profitability.

                         Liquidity and Capital Resources

As of January, 31 2004 we had working capital of $4,671,000 compared to $5,062,000 on October 31, 2003, a decrease of $391,000. The decrease in working capital was primarily a result of using cash for capital expenditures and repayment of debt in the first quarter of 2004. Capital expenditures consisted of bottling equipment, and coolers, brewers, bottles and racks related to home and office distribution. During the quarter, we paid $648,000 for regularly scheduled debt repayments on our senior credit facility.

We borrowed and repaid $204,000 on our working capital line of credit during the quarter and we had borrowed $1,600,000 on our acquisition line of credit as of the end of the quarter. There is $921,000 committed for letters of credit on the working capital line.

On November 3, 2003 our largest swap agreement matured. To date, we have not entered into any additional agreements so the notional amount of $8,000,000 is accruing at a lower variable rate. In addition, two more of our swap agreements will be maturing over the next two quarters. Currently, the fixed interest rates pursuant to these agreements are substantially higher than market rates. For a schedule and further explanation of our fixed debt instruments, see Item 3.

As our swap agreements mature, lower fixed or market interest rates may lower our debt service and provide more cash in future periods. We expect that cash on hand and the cash generated from future operations combined with the operating line of credit with Webster Bank will provide sufficient cash flow for routine operations and growth in the foreseeable future. However, no assurance can be given that this will be the case and that adequate financing at reasonable interest rates will be secured if more cash is needed. We are in compliance with the financial covenants of our financing agreements as of January 31, 2004.

In addition to our senior and subordinated debt commitments, we have significant future cash commitments, primarily in the form of operating leases that are not reported on the balance sheet. The following table sets forth our commitments as of January 31, 2004:

                                                     Coffee Purchase
Fiscal Year        Debt         Operating Leases        Commitments         Total
-----------     ------------    ----------------     ---------------     -------------
2004            $  2,498,000    $      1,468,000     $       630,000     $   4,596,000
2005               3,822,000           1,758,000             167,000         5,747,000
2006               4,005,000           1,521,000                             5,526,000
2007               4,195,000           1,314,000                             5,509,000
2008              36,254,000           1,148,000                            37,402,000
Thereafter                 0           1,825,000                             1,825,000
                ------------    ----------------     ---------------     -------------
Total           $ 50,774,000    $      9,034,000     $       797,000     $  60,605,000
                ============    ================     ===============     =============

As of the date of this report, we have no other material contractual obligations or commitments.

On March 2, 2004 we completed the sale of assets and certain liabilities related to our retail operations. In conjunction with the sale of these assets, we received cash proceeds of $10,095,000 and a promissory note from the buyer for $500,000. The assets consisted of accounts receivable, inventory and fixed assets. The buyer also assumed accounts payable. We will use the proceeds, net of some of the transaction costs, to reduce our debt.

For more information concerning the sale see Part II, item 5.

PART I - Item 3

            QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in interest rates and commodity prices.

INTEREST RATE RISKS

At January 31, 2004, we had approximately $10,000,000 of long term debt subject to variable interest rates. Under the loan and security agreement with Webster Bank, we currently pay interest at a rate of LIBOR plus a margin of 2.25%. A hypothetical 100 basis point increase in the LIBOR rate would result in an additional $100,000 of interest expense on an annualized basis. Conversely, a decrease would result in a proportionate interest cost savings.

We use interest rate "swap" agreements to curtail interest rate risk. The following table summarizes our current agreements:

Notional Amount    Fixed Interest Rate    Maturity Date
  $4,000,000              8.78%           April 2, 2004
  $4,000,000              7.50%           July 24, 2004
  $10,000,000             3.99%           June 11, 2006

In aggregate, we have fixed the interest rate on this $18,000,000 of debt at 5.83% until July 2004. Currently, we believe that this is above market rates but we expect our cumulative interest rates to be at or below market after July. We will continue to evaluate swap rates as agreements mature. They serve to stabilize our cash flow and expenses but ultimately may cost more or less in interest than if we had carried all of our debt at a variable rate over the swap term. Our strategy is to keep the fixed and variable portions of our senior debt approximately equal to offset and minimize the respective risk of rising and falling interest rates. Future low rates may compel us to fix a higher portion to further stabilize cash flow and expenses as we monitor short and long term rates and debt balances.

COMMODITY PRICE RISKS

Coffee

The cost of our coffee purchases are dictated by commodity prices. We enter into contracts to mitigate market fluctuation of these costs by fixing the price for certain periods. Currently we have fixed the price of our anticipated supply through December 2004 at "green" prices ranging from $.61-$.74 per pound. We are not insulated from price fluctuations beyond that date. At our existing sales levels, an increase in pricing of $.10 per pound would increase our total cost for coffee $75,000. In this case, competitors that had fixed pricing might have a competitive advantage.

Diesel Fuel

We own and operate vehicles to deliver product to customers. The cost of fuel to operate these vehicles fluctuates over time. We estimate that a $0.10 increase per gallon in fuel cost would result in an increase to operating costs of approximately $60,000.

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

         (c)      None.

Item 3 - Defaults upon Senior Securities

         None.

Item 4 - Submission of Matters to a Vote of Security Holders

         None.

Item 5 - Other Information

         On March 2, 2004 we completed the sale of our retail PET business to Micropack Bottled Water, a company based in Natick, Massachusetts. Specifically, we sold the assets of Vermont Pure Springs, Inc. that we used in the processing, bottling, marketing, production, distribution and sale of spring water to retail channels of distribution in PET packages of 1 gallon or smaller. This included our retail consumer business under our own brands, as well as the private label business that we packed for others. The sale includes the springs, the manufacturing facility, the inventory, and the related machinery and equipment located in Randolph Center, Vermont.

         We will retain the Vermont Pure(R) trademark and continue to distribute water under that brand throughout our Home & Office distribution area, while licensing it to Micropack for use in the bottling and distribution of retail products. Micropack has acquired our Hidden Spring(R) trademark and will license it back to us for Home & Office distribution. We will relocate our five gallon Home & Office bottling operations from Randolph to another location in Vermont, and source our spring water under an existing water supply agreement. We will relocate our corporate headquarters to our Williston, Vermont facility. The sale of our retail PET business should make our financial results somewhat less subject to seasonal effects, although we expect that some seasonality will remain.

         The purchase price consisted of cash in the amount of $10,095,000, plus a two-year 5% subordinated note in the principal amount of $500,000 from Micropack, with no principal payments until maturity. This consideration was based on the underlying market value of the assets and liabilities transferred at the date of the transaction. In conjunction with the transaction, we have paid down $10,195,000 in debt.

         Pro forma financial information is included in Exhibit 99.1 in the form of statement of operations for the fiscal year ending October 31, 2003 and the three months ending January 31, 2004 as well as a balance sheet as of January 31, 2004. The information is presented as though the transaction occurred at the beginning of the 2003 fiscal year and pro forma adjustments are described in the exhibit and referenced to the financials.

         For the pro forma periods, sales are substantially less than actual as a result of the loss of retail and retail-gallon sales. However, gross margin as a percentage of sales increases significantly from an actual of 46% in the first three months of 2004 to a pro forma of 55% and an actual of 46% in fiscal year 2003 to a pro forma of 58%. In addition, interest costs decrease significantly as a result of the pay down of debt. Corporate overhead allocated to the retail segments would not disappear but there will be about a 10% decrease in overhead costs as a result of the transaction. The increased profit margin combined with lower interest costs would result in an improvement in net income
         (loss) on a pro forma basis when compared to actual. For fiscal year 2003, net income would have been $1,608,000, or $.08 per share on a pro forma basis compared to actual net income of $1,353,000, or $.06 a share. For the first three months of fiscal year 2004, the net loss would have been $119,000, or $(.01) per share on a pro forma basis compared to actual net income of $257,000, or $(.01) a share.

         Consequently, we feel that the disposal of these assets have not compromised our earnings. Moreover, we believe we are in a better position to use our resources to continue to grow our Home & Office business and to improve our balance sheet. To that end, we intend to continue our strategy of making acquisitions of other Home & Office companies when we perceive the fit with our business to be advantageous.

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

         10.24 Form of Acquisition/Capital Line of Credit Note from the Company to Webster Bank and participants dated March 5, 2003. (Incorporated by reference to Exhibit 10.12 of Form 10-Q for the quarter ended January 31, 2003.)

         10.25 Form of Revolving Line of Credit Note from the Company to Webster Bank and participants dated March 5, 2003. (Incorporated by reference to Exhibit 10.12 of Form 10-Q for the quarter ended January 31, 2003.)

         10.26** Form of Indemnification Agreements, dated November 1, 2002, between the Company and the following Directors and
                      Officers:

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

         10.27 Purchase and Sale Agreement among Vermont Pure Springs, Inc., Vermont Pure Holdings, Ltd. and Micropack Corporation dated as of March 1, 2004

         10.28 Trademark License Agreement between Vermont Pure Holdings Ltd. and MicroPack Corporation dated March 1, 2004

         10.29 Supply and Sublicense Agreement between Vermont Pure Holdings Ltd. and MicroPack Corporation dated March 1, 2004

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

         99.1 Vermont Pure Holdings, Ltd. Pro Forma Statement of Operations for the fiscal year ended October 31, 2003 and three months ended January 31, 2004 and Pro Forma Balance Sheet as of January 31, 2004.

         *        Relates to compensation

         ** The form contains all material information concerning the agreement and the only differences are the name and the contact information of the director or officer who is party to the agreement.

         (b)      Reports on Form 8-K

                  A Report on Form 8-K was filed on March 9, 2004 in conjunction with the press release announcing our financial results for fiscal year 2003.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 16, 2004
       Williston, Vermont

                                     VERMONT PURE HOLDINGS, LTD.

                                     By: /s/ Bruce S. MacDonald
                                         ---------------------------------------
                                         Bruce S. MacDonald
                                         Vice President, Chief Financial Officer
                                         (Principal Accounting Officer and
                                         Principal Financial Officer)

                           Vermont Pure Holdings, Ltd.
                          Quarterly Report on Form 10-Q
                     for the Quarter Ended January 31, 2003
                             Exhibits Filed Herewith

         Exhibit
         Number       Description

         10.27 Purchase and Sale Agreement among Vermont Pure Springs, Inc., Vermont Pure Holdings, Ltd. and Micropack Corporation dated as of March 1, 2004

         10.28 Trademark License Agreement between Vermont Pure Holdings Ltd. and MicroPack Corporation dated March 1, 2004

         10.29 Supply and Sublicense Agreement between Vermont Pure Holdings Ltd. and MicroPack Corporation dated March 1, 2004

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

         99.1 Vermont Pure Holdings, Ltd. Pro Forma Statement of Operations for the fiscal year ended October 31, 2003 and three months ended January 31, 2004 and Pro Forma Balance Sheet as of January 31, 2004.