Form 10-Q
period 2004-04-30
VERMONT PURE HOLDINGS LTD/DE
filed 2004-06-14
CIK 1123316

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended April 30, 2004
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

                  Yes  [X]                          No  [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                  Yes  [ ]                          No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Outstanding at
            Class                                  June 10, 2004
            -----                                  --------------
Common Stock, $.001 Par Value                       21,499,399

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                                      INDEX

                                                                                        Page Number
Part I - Financial Information

         Item 1.  Financial Statements

                           Condensed Consolidated Balance Sheets
                           as of April 30, 2004 (unaudited) and
                           October 31, 2003 (unaudited)                                        3

                           Condensed Consolidated Statements of
                           Operations for the Three and Six Months ended
                           April 30, 2004 and 2003 (unaudited)                                 4

                           Condensed Consolidated Statements of Cash
                           Flows for the Six Months ended April 30,
                           2004 and 2003 (unaudited)                                           5

                           Notes to Condensed Consolidated Financial
                           Statements (unaudited)                                           6-11

         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operations                                                      12-19

         Item 3.           Quantitative and Qualitative Disclosures
                           About Market Risk                                               20-21

         Item 4.           Controls and Procedures                                            21

Part II - Other Information                                                                22-27

         Item 1.           Legal Proceedings

         Item 2.           Changes in Securities

         Item 3.           Defaults upon Senior Securities

         Item 4.           Submission of Matters to a Vote of Security Holders

         Item 5.           Other Information

         Item 6.           Exhibits and Reports on Form 8-K

Signatures and Exhibit Index                                                               28-29

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             April 30,       October 31,
                                                                                2004            2003
                                                                           -------------    -------------
                                                                            (unaudited)      (unaudited)
                                                 ASSETS
                                                 ------
CURRENT ASSETS:
   Cash and cash equivalents                                               $      97,838    $   1,170,321
   Accounts receivable - net                                                   6,410,710        6,198,942
   Inventories                                                                 1,147,198        1,018,970
   Current portion of deferred tax asset                                       1,093,000        1,093,000
   Other current assets                                                        2,570,332        1,761,617
   Unrealized gain on derivatives                                                 86,404               --
   Dicontinued Operations                                                             --        3,876,654
                                                                           -------------    -------------

     TOTAL CURRENT ASSETS                                                     11,405,482       15,119,504
                                                                           -------------    -------------

PROPERTY AND EQUIPMENT - net of accumulated depreciation                      12,505,525       13,482,857

Discontinued Operations                                                               --        7,142,676
                                                                           -------------    -------------
TOTAL PROPERTY AND EQUIPMENT                                                  12,505,525       20,625,533
                                                                           -------------    -------------

OTHER ASSETS:
   Goodwill                                                                   73,352,134       72,899,355
   Other intangible assets - net of accumulated amortization                   1,421,771        1,247,994
   Deferred tax asset                                                          1,171,259        1,156,000
   Other assets                                                                  645,323          285,678
                                                                           -------------    -------------
     TOTAL OTHER ASSETS                                                       76,590,487       75,589,027
                                                                           -------------    -------------

TOTAL ASSETS                                                               $ 100,501,494    $ 111,334,064
                                                                           =============    =============

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
                                  ------------------------------------

CURRENT LIABILITIES:
   Current portion of long term debt                                       $   5,836,832    $   3,148,274
   Accounts payable                                                            2,300,616        2,318,720
   Accrued expenses                                                            2,408,275        2,329,163
   Current portion of customer deposits                                          178,429          169,504
   Unrealized loss on derivatives                                                     --           35,504
   Discontinued Operations                                                            --        2,056,938
                                                                           -------------    -------------

     TOTAL CURRENT LIABILITIES                                                10,724,152       10,058,103

   Long term debt, less current portion                                       36,325,034       48,273,782
   Customer deposits                                                           2,795,381        2,655,560
                                                                           -------------    -------------

     TOTAL LIABILITIES                                                        49,844,567       60,987,445
                                                                           -------------    -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock - $.001 par value, 500,000
     authorized shares, none issued and outstanding                                   --
   Common stock - $.001 par value, 50,000,000 authorized shares,
      21,479,400 issued and 21,407,850 outstanding shares as of
     April 30, 2004 and 21,430,987 issued and 21,359,437
     outstanding as of October 31, 2003                                           21,474           21,431
   Additional paid in capital                                                 57,696,920       57,535,069
   Treasury stock, at cost, 71,550 shares                                       (264,735)        (264,735)
   Accumulated deficit                                                        (6,883,136)      (6,909,642)
   Accumulated other comprehensive income (loss)                                  86,404          (35,504)
                                                                           -------------    -------------
     TOTAL STOCKHOLDERS' EQUITY                                               50,656,927       50,346,619
                                                                           -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 100,501,494    $ 111,334,064
                                                                           =============    =============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               Three months ended April 30,     Six months ended April 30,
                                                               ----------------------------    ----------------------------
                                                                  2004             2003            2004            2003
                                                               ------------     -----------    ------------    ------------
                                                                        (unaudited)                   (unaudited)
NET SALES                                                      $ 13,182,212    $ 11,923,148    $ 25,179,780    $ 23,440,984

COST OF GOODS SOLD                                                5,959,610       4,844,344      11,319,548       9,668,470
                                                               ------------    ------------    ------------    ------------

GROSS PROFIT                                                      7,222,602       7,078,804      13,860,232      13,772,514
                                                               ------------    ------------    ------------    ------------

OPERATING EXPENSES:
   Selling, general and administrative expenses                   5,793,650       5,215,768      11,492,516      10,485,294
   Advertising expenses                                             261,200         182,903         475,383         376,931
   Amortization                                                      89,510          38,229         162,964          71,448
   Other compensation                                                    --              --          18,951          38,997
                                                               ------------    ------------    ------------    ------------

TOTAL OPERATING EXPENSES                                          6,144,360       5,436,900      12,149,814      10,972,670
                                                               ------------    ------------    ------------    ------------

INCOME FROM OPERATIONS                                            1,078,242       1,641,904       1,710,418       2,799,844
                                                               ------------    ------------    ------------    ------------

OTHER EXPENSE:

          Interest                                                 (916,085)       (991,900)     (1,930,299)     (2,079,074)
          Miscellaneous                                              (2,261)         (4,394)         (8,397)         13,416
                                                               ------------    ------------    ------------    ------------

TOTAL OTHER EXPENSE                                                (918,346)       (996,294)     (1,938,696)     (2,065,658)
                                                               ------------    ------------    ------------    ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES        159,896         645,610        (228,278)        734,186

INCOME TAX BENEFIT (EXPENSE)                                         26,696        (259,342)         95,876        (294,923)
                                                               ------------    ------------    ------------    ------------

INCOME (LOSS)  FROM CONTINUING OPERATIONS                           186,592         386,268        (132,402)        439,263

DISCONTINUED OPERATIONS:

  (Loss) Income from discontinued operations                       (187,321)        168,945         (79,868)        259,084
  Gain on disposal of segments of business                          352,535              --         352,535              --
  Income tax expense from discontinued operations                   (68,628)        (67,865)       (113,759)       (104,074)
                                                               ------------    ------------    ------------    ------------
INCOME FROM DISCONTINUED OPERATIONS                                  96,586         101,080         158,908         155,010
                                                               ------------    ------------    ------------    ------------

NET INCOME                                                     $    283,178    $    487,348    $     26,506    $    594,273
                                                               ============    ============    ============    ============

NET INCOME (LOSS) PER SHARE - BASIC:

  Continuing Operations                                        $       0.01            0.02    $      (0.01)           0.02
  Discontinued Operations                                              0.00            0.00            0.01            0.01
                                                               ------------    ------------    ------------    ------------
NET INCOME                                                     $       0.01    $       0.02    $       0.00    $       0.03

NET INCOME (LOSS) PER SHARE - DILUTED:

  Continuing Operations                                        $       0.01            0.02    $      (0.01)           0.02

  Discontinued Operations                                              0.00            0.00            0.01            0.01
                                                               ------------    ------------    ------------    ------------
NET INCOME                                                     $       0.01    $       0.02    $       0.00    $       0.03
                                                               ============    ============    ============    ============

WEIGHTED AVERAGE SHARES USED IN COMPUTATION - BASIC              21,475,233      21,271,536      21,460,346      21,265,602
                                                               ============    ============    ============    ============
WEIGHTED AVERAGE SHARES USED IN COMPUTATION - DILUTED            21,693,432      21,678,293      21,684,154      21,845,098
                                                               ============    ============    ============    ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Six months ended April 30,
                                                                                            ---------------------------
                                                                                                2004           2003
                                                                                            ------------    -----------
                                                                                                     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                               $     26,506    $    594,273

   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                              2,667,004       2,487,819
     Amortization                                                                                162,963          78,348
     Change in deferred tax asset                                                                (15,035)        348,000
     Loss (Gain) on disposal of property and equipment                                            26,667          12,011
     Loss (Gain) on the sale of business segments                                               (352,535)
     Non cash compensation                                                                        18,921          38,997

   Changes in assets and liabilities (net of effect of acquisitions and sale of business segments):
     Accounts receivable                                                                         571,168      (1,362,142)
     Inventories                                                                                (671,924)        116,596
     Other current assets                                                                       (796,069)       (367,898)
     Other assets                                                                               (251,593)        (49,967)
     Accounts payable                                                                             85,341         868,786
     Accrued expenses                                                                           (904,265)        (87,107)
     Customer deposits                                                                           148,746         140,555
                                                                                            ------------    ------------
NET CASH PROVIDED BY CONTINUING OPERATIONS                                                       715,895       2,818,271
                                                                                            ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property, plant and equipment                                                (1,838,002)     (1,890,171)
     Proceeds from sale of property and equipment                                                170,554          78,637
     Cash used for acquisitions - net of cash acquired                                          (627,653)       (180,325)
     Proceeds from sale of business segments - net of transaction costs                        9,425,618              --
                                                                                            ------------    ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                            7,130,517      (1,991,859)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from line of credit borrowings                                                   2,533,533       1,543,348
     Principal payments of debt                                                              (11,563,724)     (1,846,479)
     Proceeds from issuance of common stock                                                      111,294          89,729
                                                                                            ------------    ------------
NET CASH USED IN FINANCING ACTIVITIES                                                         (8,918,897)       (213,402)
                                                                                            ------------    ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                          (1,072,485)        613,010

CASH AND CASH EQUIVALENTS - beginning of period                                                1,170,321         652,204
                                                                                            ------------    ------------
CASH AND CASH EQUIVALENTS  - end of period                                                  $     97,836    $  1,265,214
                                                                                            ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest                                                                      $  1,999,206    $  2,173,846
                                                                                            ============    ============

Cash paid for taxes                                                                         $    169,639    $    157,531
                                                                                            ============    ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.       BASIS OF PRESENTATION AND DISCONTINUED OPERATIONS

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

         Certain information and footnote disclosures normally included in audited consolidated financial statements presented in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended October 31, 2003. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

         On March 2, 2004 the Company completed the sale of the two retail segments of its business. See Note 9 for more information.

2.       STOCK BASED COMPENSATION

         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Pro-forma information regarding net (loss) income and net (loss) income per share is presented below as if the Company had accounted for its employee stock options under the fair value method using SFAS No. 123, net of tax is as follows:

                                                  Three Months Ended          Six Months Ended
                                                        April 30,                April 30,
                                                  2004          2003                       2004
                                                ---------     ---------    --------     -----------
Net Income -As Reported                         $ 283,178     $ 487,348    $ 26,506     $   594,273

Deduct:  Effect of compensation expense
determined  using  fair  value,  net of
income tax                                         50,651        93,875     102,872         139,891
                                                ---------     ---------    --------     -----------
Pro Forma Net Income (Loss)                     $ 232,527     $ 393,473     (76,366)    $   454,382
                                                =========     =========    ========     ===========

Basic Net Income Per Share:
                       As Reported              $     .01     $     .03    $    .00     $       .03
                                                =========     =========    ========     ===========
                       Pro Forma                $     .01     $     .03    $    .00     $       .02
                                                =========     =========     =======     ===========

Diluted Net (Loss) Income Per Share:

                       As Reported              $     .01     $     .03    $    .00     $       .03
                                                =========     =========    ========     ===========
                       Pro Forma                $     .01     $     .02    $    .00     $       .02
                                                =========     =========    ========     ===========

         There were no options granted for the three month period ended April 30, 2004 and there were 65,000 options granted in each of the six month periods ended April 30, 2004 and 2003. The weighted average fair value of the options granted for the respective six month periods, using the Black-Scholes option pricing model, was $1.27 and $1.70, respectively. In the three month period ending April 30, 2004, there were 5,000 options exercised at an exercise price of $2.50 per share.

         Assumptions used for estimating the fair value of the option on the date of grant under the Black-Scholes option pricing model are as follows for the three and six month periods ended April 30:

                                                                            2004             2003
                                                                            ----             ----
Expected Dividend Yield                                                     0%               0%
Expected Life                                                               5 Years          5 Years
Risk free Interest Rate                                                     3.0%             5.7%
Volatility                                                                  39%              36%

3.       DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         On July 24, 2001, the Company entered into a swap agreement with Webster Bank to fix an additional $4,000,000 of our long term debt at 7.25% interest for three years. On June 11, 2003, we entered into an interest rate swap agreement with Webster Bank for $10 million. The agreement fixes the interest rate for that portion of our senior debt for three years at 3.74%. The swaps are fixed at these rates based on the current applicable margin of 2.25% under our loan and security agreement with Webster Bank. Under the agreement, the applicable margin can range, based on our financial performance, from 1.5% to 2.5%. The swap rates are based on the floating 30-day LIBOR rate and are structured such that if the loan rate for the period exceeds the fixed rate of the swap then the bank pays the Company to lower the effective interest rate and if the rate is lower than the fixed rate, the Company pays the bank additional interest.

         Based on the floating rate for the three and six months ended April 30, 2004, the Company paid $249,000 more in interest than it would have without the swaps. The Company accounts for changes in the fair value of the swap agreements by reporting the change in fair value as an unrealized gain or loss for the purposes of calculating comprehensive income (see Note 5).

4.       SEGMENTS

         The Company has traditionally prepared detailed information to evaluate its operations on a segment basis. It accounted for the business in three separate segments, "Retail", "Retail-Gallons" and "Home and Office". Since the Company completed the sale of its two retail segments in March 2004, its remaining operations are entirely in the Home and Office segment. As a result of the sale, the results of operations for the retail segments are classified as discontinued operations in the periods reported. Consequently, the Company will not report segment information in this report or in the future unless required.

5.       COMPREHENSIVE INCOME

         The following table summarizes comprehensive income for the respective three and six month periods:

                                                         Three Months Ended     Six Months Ended
                                                             April 30,              April 30,
                                                          2004       2003       2004       2003
                                                          ----       ----       ----       ----
Net Income                                              $283,178   $487,348   $ 26,506   $594,273
Other Comprehensive Income:
Change in unrealized gain on derivatives
    designated as cash flow hedges - net of tax           83,440    146,628    121,908    242,940
                                                        --------   --------   --------   --------
Comprehensive Income                                    $366,618   $633,976   $148,414   $837,213
                                                        ========   ========   ========   ========

6.       STOCKHOLDERS' EQUITY

         Stock Issued to Directors

         The Company issued 5,430 and 9,285 of its common shares to Directors in lieu of cash for board fees in the first six months of fiscal years 2004 and 2003, respectively. Expense of $19,000 and $39,000 for the respective periods was based on the market price on the date of issuance. There was no such compensation in the second quarter of either year.

         Employee Stock Purchase Plan

         The Company maintains an employee stock purchase program. The total number of common shares issued under this plan during the six months ended April 30, 2004 and 2003 were 37,983 for proceeds of $98,794 and 26,325 for proceeds of $89,729, respectively. For the three months ended April 30, 2004 and 2003, there were no shares issued under the plan.

7.       INVENTORIES

         Inventories consisted of the following at:

                                                   April 30,      October 31,
                                                    2004             2003
                                                    ----             ----
Raw Materials                                     $  147,422      $1,131,588
Finished Goods                                       999,776       1,833,866
                                                  ----------      ----------
Total Inventories                                 $1,147,198      $2,965,454
                                                  ==========      ==========

8.       OPERATING LEASES

         The Company's operating leases consist of trucks, office equipment and rental property.

         Future minimum rental payments over the terms of various lease contracts are approximately as follows:

For the fiscal year ending October 31,:
2004                                                              $  1,184,000
2005                                                                 2,082,000
2006                                                                 1,772,000
2007                                                                 1,572,000
2008                                                                 1,334,000
Thereafter                                                           1,877,000
                                                                  ------------
Total                                                             $  9,821,000
                                                                  ------------

9.       SALE OF BUSINESS SEGMENTS

         On March 2, 2004 the Company completed the sale of substantially all of the assets related to its Retail and Retail - Gallons segments. These segments have been accounted for as discontinued operations.

         The sale resulted in a gain, reported in discontinued operations, of $352,535. The gain was calculated by deducting the net carrying value of the assets and liabilities and transaction costs from the net proceeds as follows:

Selling Price                                                    $ 10,567,998
Accounts Receivable                                                (1,147,229)
Inventory                                                          (2,490,181)
Property, Plant, and Equipment                                     (7,093,641)
Accounts Payable                                                    1,739,347
Transaction Costs                                                  (1,223,759)
                                                                 ------------
Gain before Income Taxes                                         $    352,535
                                                                 ------------

         In addition to cash proceeds of $10,067,998, the Company received a $500,000 5% subordinated note from the buyer as consideration for the sale. Interest is payable by the seller on a quarterly basis and the total principal is due on the second anniversary of the sale. Substantially all of the proceeds of the sale were used to reduce debt. $5,000,000 was used to pay down the Company's senior term debt with Webster Bank and $5,000,000 was used to pay down its subordinated debt.

         Revenues, expenses, and costs have been excluded from the respective captions in the related financial statements and reported as (loss) income from discontinued operations, net of income taxes, for all periods presented. For the three months ended April 30, 2004 and 2003, revenue from discontinued operations were $1,537,000 and $6,144,000, respectively. The loss before income taxes was $187,000 for the second quarter in 2004 and income before taxes was $169,000 for the second quarter in 2003. For the six months ended April 30, 2004 and 2003, net sales from discontinued operations were $6,434,000 and $9,703,000, respectively. The loss before income taxes was $80,000 for the first half of 2004 and income before taxes was $260,000 fro the first half of 2003. The respective losses and income do not include any allocation of corporate costs that were previously allocated to the discontinued operations. Those costs are expected to continue in the future and will be allocated only to the remaining line of business.

10.      DEBT

         During the six months ended April 30, 2004, the Company borrowed $2.3 million from its operating line of credit with Webster Bank. In addition, it had letters of credit totaling $1 million and a balance of $1.6 million on its acquisition line of credit.

         Amendment to Senior Debt Agreement

         In conjunction with the sale of the segments of business, the Company amended its agreement with its senior lender to facilitate payment of debt with the proceeds of the sale. The amendment allows for prepayment of $5,000,000 of senior debt and $5,000,000 of subordinated debt related to the sale and omits availability of $5,000,000 of credit previously earmarked for subordinated debt repayment. Other significant changes included increasing the applicable margin by 25 basis points and changing the financial covenants to reduce the limit of the senior debt to EBITDA ratio limit to 2.75 from 3.00 and splitting the debt service ratio to senior and global ratios with respective limits of 1.5 and 1.1.

         The Company's Loan and Security agreement requires that it be in compliance with certain financial covenants at the end of each fiscal quarter. The Company was in compliance with all of the financial covenants in the agreement as of April 30, 2004.

11.      EARNINGS PER SHARE AND WEIGHTED AVERAGE SHARES

         The Company considers outstanding in-the-money stock options as potential common stock in its calculation of diluted earnings per share and uses the treasury stock method to calculate the applicable number of shares. The following calculation provides the reconciliation of the denominators used in the calculation of basic and fully diluted earnings per share:

                                                     Three Months Ended April 30,       Six Months Ended April 30,
                                                         2004           2003                             2003
                                                         ----           ----                             ----
Net Income                                            $   283,178       487,348         $    26,506   $   594,293
                                                      -----------   -----------         -----------   -----------
Denominator:
Basic Weighted Average Shares Outstanding              21,475,233    21,271,536          21,460,346    21,265,602
Dilutive effect of Stock Options                          218,199     1,095,634             223,808       579,496
                                                      -----------   -----------         -----------   -----------
Diluted Weighted Average Shares Outstanding            21,693,432    21,678,293          21,684,154    21,845,098
Basic Earnings Per Share                              $       .01   $       .02         $       .00   $       .03
                                                      ===========   ===========         ===========   ===========
Diluted Earnings Per Share                            $       .01   $       .02         $       .00   $       .03
                                                      ===========   ===========         ===========   ===========

         There were 2,512,990 options outstanding as of April 30, 2004.

         For the three month period ended April 30, 2004, in addition to the options used to calculate the effect of dilution, there were 1,249,200 additional options outstanding. For the three and six month periods ended April 30, 2003 and 2004, there were 240,000 additional options not used in the dilution calculation. These options were not included in the dilution calculation because the options' exercise price exceeded the market price of the underlying common shares.

12.      Litigation Settlement

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

                           Forward-Looking Statements

When used in the Form 10-Q and in our future filings with the Securities and Exchange Commission, the words or phrases "will likely result," "we expect," "will continue," "is anticipated," "estimated," "project," "outlook," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. We caution readers not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Among these risks are water supply and reliance on commodity price fluctuations. We have no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

                              Results of Operations

Business Overview

Throughout our history, we have marketed our bottled water through two major channels - retail distribution and delivery to home and offices. On March 2, 2004 we completed the sale of the assets and certain liabilities of the retail distribution portion of our business. Specifically, we sold the assets of Vermont Pure Springs, Inc. that we used in the processing, bottling, marketing, production, distribution and sale of spring water to retail channels of distribution in PET packages of 1 gallon or smaller. This included our retail consumer business under our own brands, as well as the private label business that we packed for others. The sale included the springs, the manufacturing facility, accounts receivable, the inventory and the related machinery and equipment located in Randolph Center, Vermont.

The goal of this transaction was to enable us to concentrate on our higher margin, and more profitable, Home & Office business, which distributes the Crystal Rock(R) brand of water, as well as our Vermont Pure(R) water, coffee and other products. It is the culmination of a strategy that we began pursuing in 1996, when we originally diversified into the Home & Office segment. Over time, the retail PET business has become unprofitable to us as margins have been reduced by intense competition in this segment of the market.

The reader should note that, after the sale, our business is made up of the Home & Office delivery segment only. In the financial statements contained herein, operations of the retail segments have been reported as discontinued operations, net of taxes, for all periods presented. In reporting the results of the discontinued operations, operating expenses differ from those made in past segment reporting detail for two reasons. First, past segment information for the retail segments include a portion of our corporate overhead and interest expense that we allocated to these two segments that is being absorbed by the Home & Office segment after the sale. At the same time, with the proceeds from this sale, we have paid down a significant amount of our corporate debt, which, other things being equal, should reduce the amount of remaining interest expense that must be carried by the Home & Office segment.

For the Three Months Ended April 30, 2004 (Second Quarter)

Sales

Sales from continuing operations for the first three months of 2004 were $13,182,000 compared to $11,923,000 for the first three months of 2003, an increase of $1,259,000 or 11%. The increase was primarily the result of acquisitions. Net of acquisitions, sales were up 3%, due to increased sales of coffee related products which offset a small decline in the base business of water related products.

The comparative breakdown of sales of the product lines for the second quarter of 2004 and 2003 is as follows:


               Product Line                     2004             2003          Difference      % Diff.
               ------------                     ----             ----          ----------      -------
                                            (in 000's $)     (in 000's $)     (in 000's $)
Water                                          $ 6,281          $ 5,886          $  395           7%
Coffee and Other Products                        4,685            3,914             771          20%
Equipment Rental                                 2,216            2,123              93           4%
                                               -------          -------          ------
Total                                          $13,182          $11,923          $1,259          11%

Water - Net of acquisitions, water sales decreased 2%. Average sales price per bottle remained flat for the quarter compared to last year as a result of competitive pressure while volume increased. In addition, sales decreased 3% because of the loss of a distributor.

Coffee and Other Products - The acquisition of a large office coffee distributor during the second half of fiscal year 2003 accounted for a significant part of the increase in sales for the second quarter of 2004 compared to the second quarter of 2003. Net of acquisitions, the category increased 9%. Sales of Keurig single-serve coffee packages are responsible for most of this growth. However, the margin on single serve distribution is approximately half of traditional coffee products.

Equipment Rental - Net of acquisitions, equipment rental income was down 1%. Water cooler rental was down as a result of the lower market demand referred to above and competition from retail outlets selling similar units. Average price was down 1%. Brewer rentals increased slightly as a result of demand for single serve units.

Gross Profit/Cost of Goods Sold

Gross profit increased $144,000, or 2%, to $7,223,000 for the second quarter of 2004 from $7,079,000 for the second quarter of 2003. The increase in gross profit was attributable to higher sales. As a percentage of sales, gross profit decreased to 55% of sales from 59% for the respective periods. The decrease in gross profit, as a percentage of sales, was attributable to lower average selling prices, higher costs, and higher percentage of sales of lower margin non-water related products. Lower sales prices were primarily for our higher margin water-related products. In addition, increased cost of sales lowered margins. The increase in cost of sales is attributable to higher costs of production as a result of higher costs of materials for bottles and labor, and higher service costs as a result of lower sales volume per customer.

Income from Operations/Operating Expenses

Total operating expenses increased to $6,144,000 in the second quarter of 2004 from $5,437,000 in the second quarter of 2003, an increase of $707,000, or 13%.

Selling, general and administrative (SG&A) expenses were $5,794,000 and $5,216,000 for the first quarters of 2004 and 2003, respectively, an increase of $578,000, or 11%. Of total SG&A expenses, route distribution costs, primarily labor, fuel, vehicle, and insurance costs, increased 23%. Selling costs decreased 2% and administration costs increased 4%.

Advertising expenses were $261,000 in the second quarter of 2004 compared to $183,000 in the second quarter of 2003, an increase of $78,000, or 43%. The increase in advertising costs is related to increased yellow page advertising.

Amortization increased to $90,000 in the second quarter of 2004 from $38,000 in the second quarter of 2003 as a result of intangible assets that were acquired as part of several acquisitions in fiscal year 2003 and 2004.

Income from operations for the second quarter of 2004 was $1,078,000 compared to $1,642,000 in the second quarter of 2003, a decrease of $564,000, or 34%. The decrease was a result of a lower selling prices, a higher sales mix of lower margin products, higher production and service costs, and higher operating costs.

Interest, Taxes, and Other Expenses - Income from Continuing Operations

Net interest expense was $916,000 for the second quarter of 2004 compared to $992,000 in the second quarter of 2003, a decrease of $73,000. Lower interest costs were primarily a result of lower amounts of senior and subordinated debt compared to a year ago.

Income from continuing operations before income tax expense was $160,000 for the second quarter of 2004 compared to income from continuing operations before taxes of $646,000 in the second quarter of 2003. The net tax benefit of $27,000 for the second quarter of 2004 compares to tax expense of $259,000 for the same period a year ago. The effective tax benefit is a result of an adjustment of the estimated annual effective rate. The rate for the year is estimated to be 42% for the year compared to a rate of 40% that was accrued in the second quarter of 2003.

Income from continuing operations of $187,000 for the second quarter of 2004 was $99,000 less than the second quarter of 2003.

Discontinued Operations

We have reported the results related to the sale of the retail segments as discontinued operations as three separate captions. First, the loss from operations for these segments for the three months ended April 30, 2004 has been reported as a loss from discontinued operations of $187,000. The corresponding tax benefit of $78,000 was calculated at 42%, the estimated annual rate for 2004. Income from discontinued operations for the second quarter of 2003 was $169,000.

Second, we had a gain as a result of the sale of the assets. The gain on the transaction was $353,000 and was determined by deducting the net value of the assets and liabilities sold as well as the direct costs incurred in the transaction from the sale price.

Finally, the net tax expense of $69,000 for the discontinued operations and transaction was calculated using an effective tax rate of 42% for second quarter of 2004 while the tax expense of $68,000 was calculated using an effective tax rate of 40% for the second quarter of 2003.

The total income from discontinued operations was $97,000 in second quarter of 2004 compared to $101,000 is the second quarter of 2003, a decrease of $4,000.

Net Income

Net income of $283,000 for the second quarter of 2004 was a result of income from operations and gain from the sale of the retail business which more than offset the loss from discontinued operations. This represented a decrease in net income of $204,000 from net income in the second quarter of 2003.

Based on the weighted average number of shares of common stock outstanding of 21,475,233 and 21,693,432 for the three months April 30, 2004, the net income per share was $.01 per share - basic and diluted, respectively, in the second quarter of 2004. This compares to net income of $.02 per share- basic and diluted, in the second quarter of 2003.

For the Six Months Ended April 30, 2004

Sales

Sales from continuing operations for the first six months of 2004 were $25,180,000 compared to $23,441,000 for the first six months of 2003, an increase of $1,739,000 or 7%. The increase was the result of acquisitions. Net of acquisitions, sales were substantially the same as the corresponding period in the prior year.

The comparative breakdown of sales of the product lines for the first six months of 2004 and 2003 is as follows:

    Product Line                          2004            2003          Difference      % Diff.
    ------------                          ----            ----          ----------      -------
                                      (in 000's $)    (in 000's $)     (in 000's $)
Water                                   $11,787          $11,334          $  453           4%
Coffee and Other Products                 8,985            7,837           1,148          15%
Equipment Rental                          4,408            4,270             138           3%
                                        -------          -------          ------
Total                                   $25,180          $23,441          $1,739           7%

Water - Net of acquisitions, water sales decreased 4%. Average sales price per bottle decreased 1% as a result of competitive pressure while volume increased as a result of acquisitions. In addition, sales decreased 3% because of the loss of a distributor.

Coffee and Other Products - The acquisition of a large office coffee distributor during the second half of fiscal year 2003 accounted for 5% of the increase in sales for the first six months of 2004 compared to the comparable period in 2003. Net of acquisitions, the category increased 10%. Sales of Keurig single-serve coffee packages are responsible for most of this growth. However, the margin on single serve distribution is lower than traditional coffee products.

Equipment Rental - Net of acquisitions, equipment rental income was down 2%. Water cooler rental was down as a result of the lower market demand referred to above and competition from retail outlets selling similar units. Average price was down 1%. Brewer rentals increased slightly as a result of demand for single serve units.

Gross Profit/Cost of Goods Sold

Gross profit increased $88,000, or 1%, to $13,860,000 for the first six months of 2004 from $13,773,000 for the first six months of 2003. The increase in gross profit was attributable to higher sales. As a percentage of sales, gross profit decreased to 55% of sales from 59% for the respective periods. The decrease in gross profit, as a percentage of sales, was attributable to lower average selling prices, higher costs, and higher percentage of sales of non-water related products. Lower sales prices were primarily for our higher margin water-related products. In addition, increased cost of sales lowered margins. The increase in cost of sales is attributable to higher costs of production as a result of higher costs of materials for bottles and labor, and higher service costs as a result of lower sales volume per customer.

Income from Operations/Operating Expenses

Total operating expenses increased to $12,150,000 in the first six months of 2004 from $10,973,000 in the first six months of 2003, an increase of $1,177,000, or 11%.

Selling, general and administrative (SG&A) expenses were $11,493,000 and $10,485,000 for the first six months of 2004 and 2003, respectively, an increase of $1,008,000, or 10%. Of total SG&A expenses, route distribution costs, primarily labor, fuel, vehicle, and insurance costs, increased 18%. Selling costs decreased 4% and administration costs increased 1%.

Advertising expenses were $475,000 in the first six months of 2004 compared to $377,000 in the first six months of 2003, an increase of $98,000, or 26%. The increase in advertising costs is related to increased yellow page advertising.

Amortization increased to $163,000 in the first six months of 2004 from $71,000 in the first six months of 2003 as a result of intangible assets that were acquired as part of several acquisitions in fiscal years 2003 and 2004.

Other compensation in the first six months of 2004 totaled $19,000 compared to $39,000 in the first six months of 2003. This expense relates to compensation paid to directors in company stock in lieu of cash for board fees.

Income from operations for the first six months of 2004 was $1,710,000 compared to $2,800,000 in the first six months of 2003, a decrease of $1,090,000, or 39%. The decrease was a result of lower selling prices, a higher sales mix of lower margin products, higher production and service costs, and higher operating costs.

Interest, Taxes, and Other Expenses - (Loss) Income from Continuing Operations

Net interest expense was $1,930,000 for the first six months of 2004 compared to $2,079,000 in the first six months of 2003, a decrease of $149,000. Lower interest costs were primarily a result of lower amounts of senior and subordinated debt compared to a year ago.

The loss from continuing operations before income tax expense was $228,000 for the first six months of 2004 compared to income from continuing operations before taxes of $734,000 in the first six months of 2003, a decrease of $962,000. The net tax benefit of $96,000 for the first six months of 2004 compares to tax expense of $295,000 for the same period a year ago. The tax benefit for the first six months of 2004 is based on an estimated rate of 42% for the year compared to a rate of 40% for the first six months of 2003.

The loss from continuing operations of $132,000 for the first six months of 2004 was $571,000 less income from operations of $439,000 for the first six months of 2003.

Discontinued Operations

The loss from operations for discontinued segments for the six months ended April 30, 2004 was $80,000. The corresponding tax expense of loss from discontinued operations combined with the gain on the sale of $114,000 was calculated at 42%, the estimated effective annual rate for 2004. Income from discontinued operations for the second quarter of 2003 was $259,000. Tax expense, calculated at an effective rate of 40%, was $104,000. Total income from discontinued operations was $158,000 in the first half of 2004 compared to $155,000 in 2003.

Net Income

Net income of $27,000 for the six months of 2004 was attributable to a loss from continuing operations and loss from discontinued operations that were not completely offset by the gain on the sale of a portion of the retail business. This represented a decrease in net income of $567,000 from net income in the first six months of 2003.

Based on the weighted average number of shares of common stock outstanding of 21,460,000 for the first six months ended April 30, 2004, the net income per share was $.00 per share - basic and diluted in the first six months of 2004. This compares to net income of $.03 per share- basic and diluted, in the first six months of 2003.

Trends

During the last 18 to 24 months the stagnant economic environment in our core markets has continued to have a negative effect on sales in the Home & Office segment. Net of acquisitions, these conditions have resulted in lower volume through loss of customers, reduced business with continuing customers, and increased competition causing lower average selling prices. In addition, the products that reflect increased sales are lower margin products. Though we have seen some abatement to these trends in the last couple of months, a reversing trend has not developed. The prospect of increases in other costs such as fuel and insurance remains uncertain. We believe that variable external factors such as economic conditions and commodity pricing will not change current trends in the near term but we are positioning our business for the long term.

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

                         Liquidity and Capital Resources

As of April 30, 2004 we had working capital of $681,000 compared to $5,062,000 on October 31, 2003, a decrease of $4,381,000. The decrease in working capital was primarily a result the Company's line of credit $3,903,000 being due March 5, 2005 - becoming current debt during the quarter. In addition the Company used cash for capital expenditures and repayment of debt in the first six months of 2004. Capital expenditures consisted of bottling equipment, and coolers, brewers, bottles and racks related to home and office distribution. During the quarter, we paid $648,000 for regularly scheduled debt repayments on our senior credit facility.

As noted above, we sold the assets of our Retail and Retail - Gallons segments in March, 2004. The sale produced cash proceeds of $10,068,000. The proceeds were used reduce our debt. $5,000,000 was used to pay down the senior term debt with Webster Bank and $5,000,000 was used to pay down our subordinated debt. Also, in conjunction with the sale we paid down $280,000 of senior and subordinated debt to other lenders. In addition, we received a promissory note from the buyer for $500,000.

We borrowed $2,303,000 on our working capital line of credit during the quarter and we had borrowed $1,600,000 on our acquisition line of credit as of April 30, 2004. In addition, there is $1,050,000 committed for letters of credit on our working capital line of credit.

On November 3, 2003 a swap agreement for $10,000,000 matured and on April 2, 2004 a swap agreement for $4,000,000 matured. To date, we have $14,000,000 of fixed rate debt in outstanding swap agreements. For a schedule and further explanation of our fixed debt instruments, see Item 3.

As our swap agreements mature, lower fixed or market interest rates may lower our debt service and provide more cash in future periods. We expect that cash on hand and the cash generated from future operations combined with the operating line of credit with Webster Bank will provide sufficient cash flow for routine operations and growth in the foreseeable future. The operating and acquisition lines of credit will mature in March 2005 at which time the acquisition line of credit will convert to a term note. We believe that we will be able to extend the facility in conjunction with the existing senior financing arrangement, which runs until 2008. However, no assurance can be given that adequate financing at reasonable interest rates will be secured if more cash is needed other than that generated from operations. We are in compliance with the financial covenants of our financing agreements as of April 30, 2004.

In addition to our senior and subordinated debt commitments, we have significant future cash commitments, primarily in the form of operating leases that are not reported on the balance sheet. The following table sets forth our contractual commitments as of April 30, 2004:

                                                                                      Coffee Purchase
Fiscal Year                                Debt              Operating Leases           Commitments         Total
-----------                            -----------           ----------------         ---------------       ------
2004                                   $ 1,778,000              $ 1,184,000              $ 460,000       $  3,422,000
2005                                     6,095,000                2,082,000                230,000          8,407,000
2006                                     3,975,000                1,772,000                                 5,747,000
2007                                     4,165,000                1,572,000                                 5,737,000
2008                                    26,149,000                1,334,000                                27,483,000
Thereafter                                       0                1,877,000                                 1,877,000
                                       ===========              ===========                              ============
Total                                  $42,162,000              $ 9,821,000              $ 690,000       $ 52,673,000

The debt obligation in fiscal year 2005 includes payoff of the operating line of credit balance as of April 30, 2004 which matures in March 2005. As of the date of this report, we have no other material contractual obligations or commitments.

PART I - Item 3

            QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in interest rates and commodity prices.

INTEREST RATE RISKS

At April 30, 2004, we had approximately $10,600,000 of long term debt subject to variable interest rates. Under the loan and security agreement with Webster Bank, we currently pay interest at a rate of LIBOR plus a margin of 2.25%. A hypothetical 100 basis point increase in the LIBOR rate would result in an additional $106,000 of interest expense on an annualized basis. Conversely, a decrease would result in a proportionate interest cost savings.

We use interest rate "swap" agreements to curtail interest rate risk. The following table summarizes our current agreements:

Notional Amount                  Fixed Interest Rate                      Maturity Date
  $  4,000,000                          7.50%                             July 24, 2004
  $ 10,000,000                          3.99%                             June 11, 2006

In aggregate, we have fixed the interest rate on this $14,000,000 of debt at 5% until July 2004. Currently, we believe that this is above market rates but we expect our cumulative interest rates to be at or below market after July. We will continue to evaluate swap rates as agreements mature. They serve to stabilize our cash flow and expenses but ultimately may cost more or less in interest than if we had carried all of our debt at a variable rate over the swap term. Our strategy is to keep the fixed and variable portions of our senior debt approximately equal to offset and minimize the respective risk of rising and falling interest rates. Future low rates may compel us to fix a higher portion to further stabilize cash flow and expenses as we monitor short and long term rates and debt balances.

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

Diesel Fuel

We own and operate vehicles to deliver product to customers. The cost of fuel to operate these vehicles fluctuates over time. During the most recent quarter, fuel prices have increased significantly. We estimate that a $0.10 increase per gallon in fuel cost would result in an increase to operating costs of approximately $60,000.

PART I - Item 4.

CONTROLS AND PROCEDURES

Our Chief Executive Officer, our Chief Financial Officer, and other members of our senior management team have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were adequate and effective to provide reasonable assurance that information required to be disclosed by the Company, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

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

         (c) None.

Item 3 - Defaults upon Senior Securities

         None.

Item 4 - Submission of Matters to a Vote of Security Holders

         On April 13, 2004, we held our annual stockholders meeting at 11:00 a.m. at the offices of Foley Hoag LLP, 155 Seaport Boulevard, 13th Floor, Boston, Massachusetts 02210. There were two matters of business requiring a stockholder vote, election of directors and a proposal to approve and adopt our 2004 Stock Incentive Plan.

         A total of 18,245,999 votes were cast and the following directors were elected to one year terms with the corresponding vote tally:

                                                            Withhold
                                      For                   Authority
                                      ---                   ---------
Timothy G. Fallon                  18,050,771                195,228
Henry E. Baker                     18,031,641                214,358
Peter K. Baker                     18,031,641                214,358
Phillip Davidowitz                 18,169,402                 76,597
Robert C. Getchell                 18,169,402                 76,597
Carol R. Lintz                     18,169,402                 76,597
David R. Preston                   18,169,402                 76,597
Ross Rapaport                      18,032,916                213,083
Norman E. Rickard                  18,169,402                 76,597
Beat Schlagenhauf                  18,032,916                213,083

         A total of 12,461,071 votes were cast and it was decided to approve the 2004 Stock Incentive Plan as proposed in Annex B of our definitive proxy statement dated March 9, 2004. The plan covers 250,000 shares of our common stock and provides for the grant of incentive and non-statutory stock options and awards of restricted and unrestricted stock.

          The vote tally was as follows:

Number of Votes For:                 11,880,679
Number of Votes Against:                559,180
Number of Votes Abstaining:              21,212
Number of "Non-Votes":                5,784,928

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

10.27             Purchase and Sale Agreement among Vermont Pure Springs, Inc.,
                  Vermont Pure Holdings, Ltd. and Micropack Corporation dated as of March 1, 2004. (Incorporated by reference to Exhibit 10.27 of Form 10-Q for the quarter ended January 31, 2004.)

10.28             Trademark License Agreement between Vermont Pure Holdings Ltd.
                  and MicroPack Corporation dated March 1, 2004. (Incorporated by reference to Exhibit 10.28 of Form 10-Q for the quarter ended January 31, 2004.)

10.29             Supply and Sublicense Agreement between Vermont Pure Holdings
                  Ltd. and MicroPack Corporation dated March 1, 2004.
                  (Incorporated by reference to Exhibit 10.29 of Form 10-Q for the quarter ended January 31, 2004.)

10.30*            2004 Stock Incentive Plan. (Incorporated by reference to Annex
                  B to the Definitive Proxy Statement dated March 9, 2004.)

10.31             Amendment #2 to Loan and Security Agreement between the
                  Company and Webster Bank, M &T Bank, Banknorth Group, and
                  Rabobank dated March 5, 2003.

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

(b) Reports on Form 8-K

    A Report on Form 8-K was filed on March 16, 2004 in conjunction with the press release announcing our financial results for the quarter ended January 31, 2004.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 14, 2004
       Williston, Vermont

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

                           Vermont Pure Holdings, Ltd.
                          Quarterly Report on Form 10-Q
                      for the Quarter Ended April 30, 2004
                             Exhibits Filed Herewith

Exhibit
Number                                    Description
------                                    -----------
10.31             Amendment #2 to Loan and Security Agreement between the
                  Company and Webster Bank, M &T Bank, Banknorth Group, and
                  Rabobank dated March 5, 2003.

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