Form 10-Q
period 2004-07-31
VERMONT PURE HOLDINGS LTD/DE
filed 2004-09-14
CIK 1123316

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended July 31, 2004
                          Commission File No. 000-31797

                           VERMONT PURE HOLDINGS, LTD.

             (Exact name of registrant as specified in its charter)

                   Delaware                               03-0366218
        (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)                Identification No.)

      45 Krupp Drive, Williston, VT                           05495
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

                  Yes [ ]                            No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                         Shares outstanding at
            Class                                        September 10, 2004
            -----                                        ---------------------
Common Stock, $.001 Par Value                                 21,470,106

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                                      INDEX

                                                                            Page Number
Part I - Financial Information

        Item 1.Financial Statements

                      Condensed Consolidated Balance Sheets
                      as of July 31, 2004 (unaudited) and
                      October 31, 2003 (unaudited)                                 3

                      Condensed Consolidated Statements of
                      Operations for the Three and Nine Months ended
                      July 31, 2004 and 2003 (unaudited)                           4

                      Condensed Consolidated Statements of Cash
                      Flows for the Nine Months ended July 31,
                      2004 and 2003 (unaudited)                                    5

                      Notes to Condensed Consolidated Financial
                      Statements (unaudited)                                    6-11

        Item 2.       Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations                                               12-19

        Item 3.       Quantitative and Qualitative Disclosures
                      About Market Risk                                        20-21

        Item 4.       Controls and Procedures                                     21

Part II - Other Information                                                    22-26

        Item 1.       Legal Proceedings

        Item 2.       Changes in Securities

        Item 3.       Defaults upon Senior Securities

        Item 4.       Submission of Matters to a Vote of SecurityHolders

        Item 5.       Other Information

        Item 6.       Exhibits and Reports on Form 8-K

Signatures and Exhibit Index                                                   27-28

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  July 31,         October 31,
                                                                    2004              2003
                                                                 ------------     ------------
                                                                 (unaudited)      (unaudited)
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                   $    205,009     $  1,170,321
     Accounts receivable - net                                      6,838,728        6,198,942
     Inventories                                                    1,036,432        1,018,970
     Current portion of deferred tax asset                          1,093,000        1,093,000
     Other current assets                                           2,237,138        1,761,617
     Unrealized gain on derivatives                                   144,427                -
     Dicontinued operations                                                 -        3,876,654
                                                                 ------------     ------------
        TOTAL CURRENT ASSETS                                       11,554,734       15,119,504
                                                                 ------------     ------------
PROPERTY AND EQUIPMENT - net of accumulated depreciation           12,269,795       13,482,857
Discontinued Operations                                                     -        7,142,676
                                                                 ------------     ------------
TOTAL PROPERTY AND EQUIPMENT                                       12,269,795       20,625,533
                                                                 ------------     ------------
OTHER ASSETS:
     Goodwill                                                      73,283,906       72,899,355
     Other intangible assets - net of accumulated amortization      1,436,349        1,247,994
     Deferred tax asset                                               951,601        1,156,000
     Other assets                                                     688,838          285,678
                                                                 ------------     ------------
        TOTAL OTHER ASSETS                                         76,360,694       75,589,027
                                                                 ------------     ------------
TOTAL ASSETS                                                     $100,185,223     $111,334,064
                                                                 ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long term debt                           $  5,720,042     $  3,148,274
     Accounts payable                                               1,835,039        2,318,720
     Accrued expenses                                               2,131,954        2,329,163
     Current portion of customer deposits                             190,196          169,504
     Unrealized loss on derivatives                                         -           35,504
     Discontinued Operations                                                -        2,056,938
                                                                 ------------     ------------
        TOTAL CURRENT LIABILITIES                                   9,877,231       10,058,103

     Long term debt, less current portion                          36,071,790       48,273,782
     Customer deposits, less current portion                        2,979,733        2,655,560
                                                                 ------------     ------------
        TOTAL LIABILITIES                                          48,928,754       60,987,445
                                                                 ------------     ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock - $.001 par value, 500,000
        authorized shares, none issued and outstanding                      -                -
     Common stock - $.001 par value, 50,000,000 authorized
        shares, 21,541,656 issued and 21,470,106 outstanding
        shares as of July 31, 2004 and 21,430,987 issued and
        21,359,437 outstanding as of October 31, 2003                  21,542           21,431
     Additional paid in capital                                    57,848,414       57,535,069
     Treasury stock, at cost, 71,550 shares                          (264,735)        (264,735)
     Accumulated deficit                                           (6,493,179)      (6,909,642)
     Accumulated other comprehensive income (loss)                    144,427          (35,504)
                                                                 ------------     ------------
        TOTAL STOCKHOLDERS' EQUITY                                 51,256,469       50,346,619
                                                                 ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $100,185,223     $111,334,064
                                                                 ============     ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Three months ended July 31,        Nine months ended July 31,
                                                            -----------------------------     -----------------------------
                                                                2004            2003              2004            2003
                                                            ------------     ------------     ------------     ------------
                                                                     (unaudited)                       (unaudited)
NET SALES                                                   $ 13,554,893     $ 13,352,247     $ 38,734,674     $ 36,793,231

COST OF GOODS SOLD                                             5,745,224        5,537,499       17,064,773       15,205,969
                                                            ------------     ------------     ------------     ------------
GROSS PROFIT                                                   7,809,669        7,814,748       21,669,901       21,587,262
                                                            ------------     ------------     ------------     ------------
OPERATING EXPENSES:
 Selling, general and administrative expenses                  6,041,838        5,729,753       17,534,354       16,476,877
 Advertising expenses                                            285,596          211,707          760,979          326,808
 Amortization                                                     95,548           54,257          258,512          125,705
 Other compensation                                                    -                -           18,951           38,997
                                                            ------------     ------------     ------------     ------------
TOTAL OPERATING EXPENSES                                       6,422,982        5,995,717       18,572,796       16,968,387
                                                            ------------     ------------     ------------     ------------
INCOME FROM OPERATIONS                                         1,386,687        1,819,031        3,097,105        4,618,875
                                                            ------------     ------------     ------------     ------------
OTHER EXPENSE:
     Interest                                                   (789,526)      (1,112,926)      (2,719,825)      (3,192,000)
     Miscellaneous                                                57,663           (3,225)          49,266           10,191
                                                            ------------     ------------     ------------     ------------
TOTAL OTHER EXPENSE                                             (731,863)      (1,116,151)      (2,670,559)      (3,181,809)
                                                            ------------     ------------     ------------     ------------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES            654,824          702,880          426,546        1,437,066

INCOME TAX EXPENSE                                              (264,867)        (282,863)        (170,304)        (577,786)
                                                            ------------     ------------     ------------     ------------
INCOME FROM CONTINUING OPERATIONS                                389,957          420,017          256,242          859,280

DISCONTINUED OPERATIONS:
 (Loss) income from discontinued operations                            -          243,866          (78,555)         502,950
 Gain on disposal of segments of business                              -                -          352,535                -
 Income tax expense from discontinued operations                       -          (98,141)        (113,759)        (202,215)
                                                            ------------     ------------     ------------     ------------
INCOME FROM DISCONTINUED OPERATIONS                                    -          145,725          160,221          300,735
                                                            ------------     ------------     ------------     ------------

NET INCOME                                                  $    389,957     $    565,742     $    416,463     $  1,160,015
                                                            ============     ============     ============     ============
NET INCOME PER SHARE - BASIC:
 Continuing operations                                      $       0.02             0.02     $       0.01             0.04
 Discontinued operations                                               -             0.01             0.01             0.01
                                                            ------------     ------------     ------------     ------------
NET INCOME                                                  $       0.02     $       0.03     $       0.02     $       0.05
                                                            ============     ============     ============     ============
NET INCOME PER SHARE - DILUTED:
 Continuing operations                                      $       0.02             0.02     $       0.01             0.04
 Discontinued operations                                               -             0.01             0.01             0.01
                                                            ------------     ------------     ------------     ------------
NET INCOME                                                  $       0.02     $       0.03     $       0.02     $       0.05
                                                            ============     ============     ============     ============
WEIGHTED AVERAGE SHARES USED IN COMPUTATION - BASIC           21,519,378       21,283,020       21,476,292       21,267,451
                                                            ============     ============     ============     ============
WEIGHTED AVERAGE SHARES USED IN COMPUTATION - DILUTED         21,572,515       21,799,354       21,641,331       21,823,767
                                                            ============     ============     ============     ============

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Nine months ended July 30,
                                                                                   ------------------------------------
                                                                                      2004                     2003
                                                                                      ----                     ----
                                                                                               (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                   $  416,463                $1,160,015
      Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation                                                               3,802,248                 3,736,353
         Amortization                                                                 258,512                   125,705
         Change in deferred tax asset                                                 204,399                   593,000
         Loss (gain) on disposal of property and equipment                            (74,025)                   35,473
         Gain on the sale of business segments                                       (352,535)                        -
         Non cash compensation                                                         18,951                    38,997

      Changes in assets and liabilities (net of effect of acquisitions and sale of business segments):
         Accounts receivable                                                          143,154                (2,187,799)
         Inventories                                                                 (561,159)                  659,746
         Other current assets                                                        (475,520)                 (462,001)
         Other assets                                                                 257,667                   562,821
         Accounts payable                                                            (380,232)                1,757,951
         Accrued expenses                                                            (759,652)                 (244,481)
         Customer deposits                                                            344,865                         -
                                                                                   ----------                ----------
NET CASH PROVIDED BY CONTINUING OPERATIONS                                          2,843,136                 5,775,780
                                                                                   ----------                ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of property, plant and equipment                                 (2,917,766)               (3,481,700)
         Proceeds from sale of property and equipment                                 453,676                    90,279
         Cash used for acquisitions - net of cash acquired                           (994,505)               (1,296,647)
         Proceeds from sale of business segments - net of transaction costs         9,017,523                         -
                                                                                   ----------                ----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                 5,558,928                (4,688,068)
                                                                                   ----------                ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from line of credit borrowings                                    2,808,500                 3,909,753
         Principal payments of debt                                               (12,438,725)               (4,360,919)
         Proceeds from issuance of common stock                                       262,849                   191,925
                                                                                   ----------                ----------
NET CASH USED IN FINANCING ACTIVITIES                                              (9,367,376)                 (259,241)
                                                                                   ----------                ----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                 (965,312)                  828,471

CASH AND CASH EQUIVALENTS - beginning of period                                     1,170,321                   652,204
                                                                                   ----------                ----------
CASH AND CASH EQUIVALENTS - end of period                                          $  205,009                $1,480,675
                                                                                   ==========                ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest                                                             $2,908,418                $3,285,333
                                                                                   ==========                ==========
Cash paid for income taxes                                                         $  270,263                $  198,433
                                                                                   ==========                ==========

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

2.    STOCK BASED COMPENSATION

      The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Pro-forma information regarding net income and net income per share, is presented below as if the Company had accounted for its employee stock options under the fair value method using SFAS No. 123:

                                                Three Months Ended         Nine Months Ended
                                                     July 31,                  July 31,
                                              ----------------------    -----------------------
                                                2004         2003          2004         2003
                                              ---------    ---------    ---------    ----------
Net Income  - As Reported                     $ 389,957    $ 565,742    $ 416,463    $1,160,015
Deduct: Effect of compensation
expense determined using fair
value,  net of income tax                       154,232       63,242      257,104       203,133
                                              ---------    ---------    ---------    ----------
Pro Forma Net Income                          $ 235,725    $ 502,500    $ 159,359    $  956,882
                                              =========    =========    =========    ==========
Basic Net Income Per Share:
                       As Reported            $     .02    $     .03    $     .02    $      .05
                                              =========    =========    =========    ==========
                       Pro Forma              $     .01    $     .02    $     .01    $      .04
                                              =========    =========    =========    ==========
Diluted Net Income Per Share:
                       As Reported            $     .02    $     .03    $     .02    $      .05
                                              =========    =========    =========    ==========
                       Pro Forma              $     .01    $     .02    $     .01    $      .04
                                              =========    =========    =========    ==========

      There was an option for 200,000 shares granted in the three month period ended July 31, 2004 and there were options granted for 265,000 shares and 65,000 shares in the nine month periods ended July 31, 2004 and 2003, respectively. The weighted average fair value of the options granted for the respective nine month periods, using the Black-Scholes option pricing model, was $1.15 and $1.70, respectively. In the three and nine month periods ended July 31, 2004, there were options exercised for 33,200 and 38,200 shares, respectively, at an exercise price of $2.50 per share. There were no options exercised in either period in 2003.

      Assumptions used for estimating the fair value of the option on the date of grant under the Black-Scholes option pricing model are as follows for the nine month period ended July 31:

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

3.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

      The Company uses interest rate swaps to fix its long term interest rates. The swap rates are based on the floating 30-day LIBOR rate and are structured such that if the loan rate for the period exceeds the fixed rate of the swap then the bank pays the Company to lower the effective interest rate and if the rate is lower than the fixed rate, the Company pays the bank additional interest.

      Based on the rates for the nine months ended July 31, 2004, the Company paid $236,000 more in interest than it would have without the swaps. The Company accounts for changes in the fair value of the swap agreements by reporting the change in fair value as an unrealized gain or loss for the purposes of calculating comprehensive income (see Note 5).

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

5.    COMPREHENSIVE INCOME

      The following table summarizes comprehensive income for the respective three and nine month periods:

                                              Three Months Ended        Nine Months Ended
                                                    July 31,                 July 31,
                                             ---------------------   ------------------------
                                               2004        2003        2004         2003
                                               ----        ----        ----         ----
Net Income                                   $ 389,957   $ 565,742   $ 416,463   $ 1,160,015
Other Comprehensive Income:
Change in unrealized gain on derivatives
   designated as cash flow hedges - net
   of tax                                       58,023     233,657     179,931       379,421
                                             ---------   ---------   ---------   -----------
Comprehensive Income                         $ 447,980   $ 799,399   $ 596,394   $ 1,539,436
                                             =========   =========   =========   ===========

6.    STOCKHOLDERS' EQUITY

      Stock Issued to Directors

      The Company issued 5,430 and 9,285 of its common shares to Directors in lieu of cash for board fees in the first nine months of fiscal years 2004 and 2003, respectively. Expense of approximately $19,000 and $39,000 for the respective periods was recorded relative to the issuance of these shares. No shares where issued to directors during the three months ended July 31, 2004 and 2003.

      Employee Stock Purchase Plan

      The Company maintains an employee stock purchase program. The total number of common shares issued under this plan during the three months ended July 31, 2004 and 2003 were 34,057 for proceeds of $81,056 and 34,450 for proceeds of $99,536, respectively. The total number of common shares issued under this plan during the nine months ended July 31, 2004 and 2003 were 72,040 for proceeds of $179,850 and 60,775 for proceeds of $189,265, respectively.

7.    INVENTORIES

      Inventories consisted of the following at:

                                        July 31,     October 31,
                                         2004           2003
                                      -----------    -----------
Raw Materials                         $   205,871    $    52,605
Finished Goods                            830,561        966,365
                                      -----------    -----------
Total Inventories                     $ 1,036,432    $ 1,018,970
                                      ===========    ===========

8.    OPERATING LEASES

      The Company's operating leases consist of trucks, office equipment and rental property.

      Future minimum rental payments over the terms of various lease contracts are approximately as follows:

            For the fiscal year ending October 31,:

2004                                                $   685,000
2005                                                  2,100,000
2006                                                  1,784,000
2007                                                  1,584,000
2008                                                  1,345,000
Thereafter                                            1,881,000
                                                    -----------
Total                                               $ 9,379,000
                                                    -----------

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

      The sale resulted in a gain, reported in discontinued operations, of $352,535. The gain was calculated by deducting the net carrying value of the assets and liabilities and transaction costs from the net proceeds as follows:

Selling Price                                      $ 10,567,998
Accounts Receivable                                  (1,147,229)
Inventories                                          (2,490,181)
Property, Plant, and Equipment                       (7,093,641)
Accounts Payable                                      1,739,347
Transaction Costs                                    (1,223,759)
                                                   ------------
Gain before Income Taxes                           $    352,535
                                                   ------------

      In addition to cash proceeds of $10,067,998, the Company received a $500,000 subordinated note, bearing interest at 5% per annum, from the buyer as consideration for the sale. Interest is payable by the seller on a quarterly basis and the total principal is due on the second anniversary of the sale. Substantially all of the proceeds of the sale were used to reduce debt. $5,000,000 was used to pay down the Company's senior term debt with Webster Bank and $5,000,000 was used to pay down the Company's subordinated debt.

      Revenues, expenses, and costs for the discontinued operations have been excluded from the respective captions in the related financial statements and reported as income from discontinued operations, net of income taxes, for all periods presented. For the nine months ended July 31, 2004 and 2003, net sales from discontinued operations were $6,434,000 and $18,887,000, respectively. The loss before income taxes was $79,000 for the first nine months of 2004 and income before taxes was $503,000 for the first nine months of 2003. The respective periods do not include any allocation of corporate costs that were previously allocated to the discontinued operations. Those costs are expected to continue in the future and are included in continuing operations.

10.   DEBT

      As of July 31, 2004 the Company had $2 million outstanding on its operating line of credit with Webster Bank and letters of credit totaling $1 million, leaving $3.5 million available. In addition, there was a balance of $2.4 million on its acquisition line of credit and $7.6 million of availibility.

      In conjunction with the sale of the segments of business, the Company amended its agreement with its senior lender to facilitate payment of debt with the proceeds of the sale. The amendment allowed for prepayment of $5,000,000 of senior debt and $5,000,000 of subordinated debt related to the sale and eliminates availability of $5,000,000 of credit previously earmarked for subordinated debt repayment. Other significant changes included increasing the applicable margin by 25 basis points and changing the financial covenants to reduce the limit of the senior debt to EBITDA ratio to 2.75 from 3.00 and classifying the debt service ratio in two different methods, senior and global, with respective limits of 1.5 and 1.1.

      The Company's Loan and Security agreement, as amended, requires that it be in compliance with certain financial covenants at the end of each fiscal quarter. The Company was in compliance with all of the financial covenants in the agreement as of July 31, 2004 except the global debt service covenant (see Note 13).

11.   EARNINGS PER SHARE AND WEIGHTED AVERAGE SHARES

      The following calculation provides the reconciliation of the denominators used in the calculation of basic and fully diluted earnings per share:

                                                Three Months Ended          Nine Months Ended
                                                      July 31,                   July 31,
                                              -----------------------    ------------------------
                                                 2004         2003          2004         2003
                                                 ----         ----          ----         ----
Net Income                                    $  389,957   $  565,742    $  416,463   $ 1,160,742
                                              ----------   ----------    ----------   -----------
Denominator:
Basic Weighted Average Shares Outstanding     21,519,378   21,283,020    21,476,292    21,267,451
Dilutive effect of Stock Options                  53,137      516,334       165,039       556,316
                                              ----------   ----------    ----------   -----------
Diluted Weighted Average Shares Outstanding   21,572,515   21,799,354    21,641,331    21,823,767
Basic Earnings Per Share                      $      .02   $      .03    $      .02   $       .05
                                              ==========   ==========    ==========   ===========
Diluted Earnings Per Share                    $      .02   $      .03    $      .02   $       .05
                                              ==========   ==========    ==========   ===========

      There were 2,684,790 options outstanding as of July 31, 2004.

      For the three month period ended July 31, 2004 and 2003, in addition to the options used to calculate the effect of dilution, there were 1,644,990 and 240,000 additional options outstanding, respectively. For the nine month periods ended July 31, 2003 and 2004, there were 1,494,200 and 240,000 additional options not used in the dilution calculation, respectively. These options were not included in the dilution calculation because the options' exercise price exceeded the market price of the underlying common shares.

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

13.   SUBSEQUENT EVENTS

      Acquisition

      On August 2, 2004, the Company purchased the assets of White Ribbon Spring Water in Laconia, New Hampshire. The assets consisted primarily of bottling equipment, customer lists, trucks, bottles and water coolers. The total purchase price was $830,000 and $622,500 was borrowed from the Company's acquisition line of credit to finance the transaction.

      Financing

      On August 19, 2004 two of the Company's subordinated debt holders agreed to postpone the interest payment due to them on August 20, 2004 in the $266,000 until October 31, 2004.

      On September 13, 2004 Webster Bank, as agent for the Company's senior debt bank group issued a waiver of the global debt service covenant for the quarter ending July 31, 2004.

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

                              Results of Operations

For the Three Months Ended July 31, 2004 (Third Quarter)

Sales

Sales for the three months ended July 31, 2004 were $13,554,000 compared to $13,352,000 for the corresponding period in 2003, an increase of $202,000 or 2%. The increase was the result of acquisitions. Sales from acquisitions for the quarter totaled $537,000. Net of acquisitions, sales were down 3% for the three months ended July 31, 2004 compared the corresponding period a year ago.

The comparative breakdown of sales of the product lines for the respective three month periods ended July 31, 2004 and 2003 is as follows:

                                      2004           2003        Difference
                                  ------------   ------------   ------------
           Product Line           (in 000's $)   (in 000's $)   (in 000's $)   % Diff.
           ------------           ------------   ------------   ------------   -------
Water                               $  6,733       $  6,472       $ 261           4%
Coffee and Other Products              4,594          4,750        (156)         (3%)
Equipment Rental                       2,227          2,130          97           5%
                                    --------       --------       -----          --
Total                               $ 13,554       $ 13,352       $ 202           2%
                                    --------       --------       -----          --

Water - 96% of water sales are distributed by us and the balance is accomplished through outside distributors. Sales of water and related products increased as a result of a 5% increase in volume on our routes. This was offset by a 21% decrease in volume for water sold to distributors resulting from the loss of a large customer in 2003 - representing a 1% decrease in total sales. Sales to distributors represent our lowest price and lowest margin sales. Average selling price increased 1%. The increase in volume was attributable to acquisitions. Net of acquisitions, water sales decreased 2%.

Coffee and Other Products - Sales of coffee and other products declined 3% as a result of a relatively large non-recurring favorable adjustment of $359,000 a year ago related to deposits on bottles not returned. Net of this adjustment sales increased 4% for the period. Substantially all of the increase is attributable to sales of single-serve coffee packages. Acquisitions accounted for 1% of total sales in this category.

Equipment Rental - Net of acquisitions, equipment rental income was even with the quarter last year. Water cooler rental was down as a result of the lower market demand referred to above and competition from retail outlets selling similar units. Average price was down 2%. Brewer rentals increased slightly as a result of demand for single serve units.

Gross Profit/Cost of Goods Sold - For the three months ended July 31, 2004, gross profit remained essentially flat, decreasing $5,000 to $7,810,000 from $7,815,000 for the comparable period last year. As a percentage of sales, gross profit decreased to 58% of sales from 59% for the respective period. The decrease in gross profit, as a percentage of sales, was attributable to higher costs and the bottle deposit adjustment referred to above. The increase in cost of sales is attributable to higher costs of production as a result of higher costs of materials for bottles and labor, and higher service costs as a result of lower sales volume per customer.

Income from Operations/Operating Expenses

Total operating expenses increased to $6,422,000 in the third quarter of 2004 from $5,996,000 in the third quarter of 2003, an increase of $426,000, or 7%.

Selling, general and administrative (SG&A) expenses were $6,042,000 and $5,730,000 for the third quarters of 2004 and 2003, respectively, an increase of $312,000, or 5%. Of total SG&A expenses, route distribution costs, primarily labor, fuel, vehicle, and insurance costs, increased 10%. In addition, selling costs decreased 13% as a result of vacancies in our sales staffing and administration costs increased 6% as a result of the costs of serving more customers and increasing regulatory requirements.

Advertising expenses were $286,000 in the third quarter of 2004 compared to $212,000 in the third quarter of 2003, an increase of $74,000, or 35%. The increase in advertising costs is related to increased yellow page advertising.

Amortization increased to $96,000 in the third quarter of 2004 from $54,000 in the third quarter of 2003. This increase is attributable to intangible assets that were acquired as part of several acquisitions in fiscal years 2003 and 2004.

Income from operations for the third quarter of 2004 was $1,387,000 compared to $1,819,000 in the third quarter of 2003, a decrease of $432,000, or 24%. The decrease was a result of higher production, service, and operating costs and the effect of the non recurring adjustment.

Interest, Taxes, and Other Expenses - Income from Continuing Operations Net interest expense was $790,000 for the three months ended July 31, 2004 compared to $1,113,000 in the three months ended July 31, 2003, a decrease of $323,000. Lower interest costs were primarily a result of lower amounts of senior and subordinated debt combined with lower fixed rate commitments compared to a year ago.

Miscellaneous income of $58,000 was related to the sale of machinery and equipment during the quarter ended July 31, 2004.

Income from continuing operations before income tax expense was $655,000 for the three months ended July 31, 2004 compared to income from continuing operations before taxes of $703,000 in the corresponding period of 2003. The tax expense for the third quarter of 2004 was $265,000 compared to tax expense of $282,000 for the same period a year ago and was based on the expected effective tax rate of 40% for both fiscal 2004 and 2003, respectively.

For the three months ended July 31, 2004, income from continuing operations was $390,000, $31,000 less than income from continuing operations of $420,000 for the corresponding period of 2003.

Discontinued Operations

The income from operations for discontinued retail segments for the three months ended July 31, 2003 was $244,000. The corresponding tax expense of $98,000 was calculated at an estimated effective rate as noted above of 40%. Consequently, income from discontinued operations for the third quarter of 2003 was $146,000.

Net Income

Net income of $390,000 for the three months ended July 31, 2004 was a result of income from operations. This represented a decrease in net income of $204,000 from net income of $566,000 in for the corresponding period in 2003 which included income from both continuing operations and discontinued operations.

For the Nine Months Ended July 31, 2004

Sales

Sales from continuing operations for the first nine months ended July 31, 2004 were $38,735,000 compared to $36,793,000 during the same nine month period in 2003, an increase of $1,942,000 or 5%. The increase was the result of acquisitions. Net of acquisitions, sales for the first three quarter were 1% less than the comparable period in the prior year.

The comparative breakdown of sales of the product lines for the first nine months of 2004 and 2003 is as follows:

                                        2004           2003        Difference
                                    ------------   ------------   ------------
           Product Line             (in 000's $)   (in 000's $)   (in 000's $)   % Diff.
           ------------             ------------   ------------   ------------   -------
Water                                $  18,520      $  17,806       $   714        4%
Coffee and Other Products               13,579         12,585           994        8%
Equipment Rental                         6,636          6,402           234        4%
                                     ---------      ---------       -------        -
Total                                $  38,735      $  36,793       $ 1,942        5%
                                     ---------      ---------       -------        -

Water - Higher volume of water sales off our routes generated a 6% increase in sales while average sales price per bottle was unchanged. Distributor sales decreased 30%, a 2% decrease in total sales, because of the loss of a significant customer. Net of acquisitions, water sales decreased 2%.

Coffee and Other Products - The acquisition of a large office coffee distributor during the second half of fiscal year 2003 accounted for 5% of the increase in sales. Net of acquisitions, the category increased 4%. Sales of Keurig single-serve coffee packages more than offset a decrease in conventional coffee sales to account for the growth. However, the margin on single serve distribution is lower than traditional coffee products. In addition, a non-recurring favorable adjustment a year ago related to deposits for bottles not returned resulted in a 3% decrease in sales for this category.

Equipment Rental - Growth from acquisitions resulted in a 5% increase in cooler rental placements. Average rental price was down 1%. Brewer rentals increased slightly as a result of demand for single serve units. Net of acquisitions, rental income was down 1%.

Gross Profit/Cost of Goods Sold

Gross profit for the nine months ended July 31, 2004 was $21,670,000 compared to $21,587,000 for the corresponding period in 2003, an increase of $83,000. The increase in gross profit was attributable to higher sales. As a percentage of sales, gross profit decreased to 56% of sales from 59% for the respective periods. The decrease in gross profit, as a percentage of sales, was attributable to higher costs of sales, higher percentage of sales of non-water related products, and the bottle deposit adjustment referred to above. The increase in cost of sales is attributable to higher costs of production as a result of higher costs of materials for bottles and labor, and higher service costs as a result of lower sales volume per customer.

Income from Operations/Operating Expenses

Total operating expenses increased to $18,573,000 in the first nine months of 2004 from $16,968,000 in the first nine months of 2003, an increase of $1,605,000, or 9%.

Selling, general and administrative (SG&A) expenses were $17,534,000 and $16,477,000 for the first nine months of 2004 and 2003, respectively, an increase of $1,057,000, or 6%. Of total SG&A expenses, route distribution costs, primarily labor, fuel, vehicle, and insurance costs, increased 14%. Selling costs decreased 7% and administration costs increased 5%. Selling costs decreased as a result of vacancies in our sales staffing and administration costs increased as a result of the costs of serving more customers and increasing regulatory requirements.

Advertising expenses were $761,000 in the first nine months of 2004 compared to $327,000 in the first nine months of 2003, an increase of $434,000. The increase in advertising costs is related to increased yellow page advertising.

Amortization increased to $259,000 in the first nine months of 2004 from $126,000 in the first nine months of 2003 as a result of intangible assets that were acquired as part of several acquisitions in fiscal years 2003 and 2004.

Other compensation in the first nine months of 2004 totaled $19,000 compared to $39,000 in the first nine months of 2003. This expense relates to compensation paid to directors in company stock in lieu of cash for board fees. Compensation paid in cash is accounted for in SG&A expenses.

Income from operations for the first nine months of 2004 was $3,097,000 compared to $4,619,000 in the first nine months of 2003, a decrease of $1,522,000, or 33%. The decrease was related to a higher sales mix of lower margin products, higher production and service costs and higher operating costs.

Interest, Taxes, and Other Expenses - (Loss) Income from Continuing Operations Net interest expense was $2,720,000 for the first nine months of 2004 compared to $3,192,000 in the first nine months of 2003, a decrease of $472,000. Lower interest costs were primarily a result of lower amounts of senior and subordinated debt compared to a year ago.

Miscellaneous income for the respective nine month periods ending July 31, 2004 and 2003 of $49,000 and $10,000 was related to the sale of machinery and equipment.

Income from continuing operations before income tax expense was $427,000 for the first nine months of 2004 compared to income from continuing operations before taxes of $1,437,000 in the first nine months of 2003, a decrease of $1,010,000. The net tax expense for the first nine months of 2004 was $170,000 compares to $577,000 for the same period a year ago. Tax expense for the first nine months of 2004 and 2003 was based on an estimated rate of 40% for the respective years.

Income from continuing operations of $256,000 for the first nine months of 2004 was $604,000 less than income from continuing operations of $859,000 for the first nine months of 2003.

Discontinued Operations

The loss from operations for discontinued segments for the nine months ended July 31, 2004 was $79,000. This related to the four months of operations of the discontinued retail segments. The gain on the sale of assets of the discontinued operations was $353,000 in the nine month period. The corresponding tax expense of loss from discontinued operations combined with the gain on the sale of $114,000 was calculated at 42%. Income from discontinued operations for the nine months ended July 31, 2003 was $503,000. Tax expense, calculated at an effective rate of 40%, was $202,000. Total income from discontinued operations was $160,000 in the first nine months of 2004 compared to $301,000 in 2003.

Net Income

Net income of $416,000 for the nine months ended July 31, 2004 was attributable to income from continuing operations and loss from discontinued operations combined with a gain on the sale of a portion of the retail business. This was a decrease in net income of $745,000 from net income in the corresponding period in 2003.

Trends

A stagnant economic environment in our core markets, particularly southern New England, has continued to have a negative effect on our sales. Net of acquisitions, the slow economic climate has resulted in slightly lower sales revenues due to loss of customers, somewhat reduced business with our continuing customers, and increased competition, which has also resulted in lower average selling prices. In addition, water cooler rentals have declined somewhat as customers increasingly purchase their own coolers in the retail market.

Revenues from coffee and other office refreshment products are currently growing faster than revenues from our traditional water related products. The fastest growing products are coffee in single-serve packages and the related machines and refreshment products. At the same time, these products, while providing improving sales, are lower margin products. We have seen some abatement to these trends recently and though trends have not reversed, we believe that more stable demand has yielded selected pricing and volume opportunities for higher margin offerings. As a result, we expect sales to increase 3% in 2005 from 2004, disregarding acquisitions.

Fuel costs have been unusually high in recent times, adversely affecting our delivery and distribution costs. The prospect of increases in costs such as fuel, insurance, and administration due to regulatory requirements remains uncertain. We believe that variable external factors such as economic conditions and commodity pricing may be stabilizing, and we are positioning our business for the long term. We expect to be profitable for this year and continue to generate positive cash flow for the remainder of the year. By being opportunistic, we feel we can control costs and increase profitability in 2005 from 2004.

This will allow us to proceed with our strategic direction - increasing market share by building density in our core markets though internal growth and acquisitions. By continuing to build density, our intent is to become more efficient and position our business so that cyclical improvements in economic conditions will be more likely to produce growth and improve our profitability.

                         Liquidity and Capital Resources

As of July 31, 2004 we had working capital of $1,678,000 compared to $5,062,000 on October 31, 2003, a decrease of $3,384,000. The decrease in working capital was primarily a result of our operating line of credit $2,000,000 being due March 5, 2005 - becoming current debt during the year. In addition we used cash for capital expenditures and repayment of debt in the first nine months of 2004. Capital expenditures consisted of bottling equipment, and coolers, brewers, bottles and racks related to home and office distribution. During the first nine months of 2004, we paid $2,230,000 for regularly scheduled debt repayments on our senior credit facility.

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

As of July 31, 2004, we had borrowed $2,000,000 on our working capital line of credit and $2,408,000 on our acquisition line of credit . In addition, there is $1,050,000 committed for letters of credit on our working capital line of credit.

On November 3, 2003 a swap agreement for $10,000,000 matured and on April 2, 2004 a swap agreement for $4,000,000 matured. As of July 31, 2004, we had $14,000,000 of fixed rate debt in outstanding swap agreements. For a schedule and further explanation of our fixed debt instruments, see Item 3.

In the first nine months of 2004 we have reduced our deferred tax asset by $204,000 to reflect usage of federal net operating loss carryforwards to be used in the current year.

In the third quarter of 2004, an independent firm completed an assessment on the fair value of our business. The report determined that there was no impairment of goodwill related to past acquisitions.

As our swap agreements have matured, lower fixed and market interest rates have lowered our debt service and provided more available cash. We expect that cash on hand and the cash generated from future operations combined with the operating line of credit with Webster Bank will provide sufficient cash flow for routine operations and growth in the foreseeable future. The operating and acquisition lines of credit mature in March 2005 at which time the acquisition line of credit will convert to a term note. We believe that we will be able to negotiate acceptable terms with the bank to extend the facility in conjunction with the existing senior financing arrangement, which runs until 2008. However, no assurance can be given that adequate financing at reasonable interest rates will be secured if more cash is needed other than that generated from operations. We are in compliance with the financial covenants of our financing agreements as of July 31, 2004 except the global debt service covenant. The covenant requires a ratio of 1.10 and our actual ratio at the end of the quarter was 1.07. The bank issued a waiver of this covenant for the period. We do not believe the non-compliance is indicative of our lack of ability to service debt in the future.

In addition to our senior and subordinated debt commitments, we have significant future cash commitments, primarily in the form of operating leases that are not reported on the balance sheet. The following table sets forth our contractual commitments as of July 31, 2004:

                                                                       Coffee Purchase
Fiscal Year                         Debt           Operating Leases      Commitments          Total
-----------                         ----           ----------------      -----------          -----
   2004                         $    875,000         $   685,000         $   230,000      $  1,790,000
   2005                            5,854,000           2,100,000             230,000         8,184,000
   2006                            4,259,000           1,784,000                             6,043,000
   2007                            4,567,000           1,584,000                             6,151,000
   2008                           26,237,000           1,345,000                            27,582,000
Thereafter                                 0           1,881,000                             1,881,000
                                ------------         -----------         -----------      ------------
Total                           $ 41,792,000         $ 9,379,000         $   460,000      $ 51,631,000
                                ------------         -----------         -----------      ------------

The debt obligation in fiscal year 2005 includes payoff of the operating line of credit balance as of July 31, 2004 which matures in March 2005. As of the date of this report, we have no other material contractual obligations or commitments.

On August 2, 2004 we drew down $622,000 of our acquisition line of credit for an acquisition. We will continue to evaluate potential acquisition opportunities in the future and, if they are consummated, we will continue to use cash generated from operations and funds from this line to finance the transactions.

PART I - Item 3

            QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in interest rates and commodity prices.

INTEREST RATE RISKS

At July 31, 2004, we had approximately $10,200,000 of long term debt subject to variable interest rates. Under the loan and security agreement with Webster Bank, we currently pay interest at a rate of LIBOR plus a margin of 2.25%. A hypothetical 100 basis point increase in the LIBOR rate would result in an additional $102,000 of interest expense on an annualized basis. Conversely, a decrease would result in a proportionate interest cost savings.

We use interest rate "swap" agreements to curtail interest rate risk. The following table summarizes our current agreements:

Notional Amount           Fixed Interest Rate                Maturity Date
---------------           -------------------                -------------
 $  4,000,000                    7.50%                       August 5, 2004
 $ 10,000,000                    3.99%                        June 11, 2006

Our swap agreement with the highest rate expired shortly after the end of the third quarter leaving us $10,000,000 of fixed debt at a rate that we believe is favorable to the market. We will continue to evaluate swap rates as agreements mature. They serve to stabilize our cash flow and expenses but ultimately may cost more or less in interest than if we had carried all of our debt at a variable rate over the swap term. Our strategy is to keep the fixed and variable portions of our senior debt approximately equal to offset and minimize the respective risk of rising and falling interest rates. Future low rates may compel us to fix a higher portion to further stabilize cash flow and expenses as we monitor short and long term rates and debt balances.

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

Diesel Fuel

We own and operate vehicles to deliver product to customers. The cost of fuel to operate these vehicles fluctuates over time. During the most recent quarter, fuel prices have increased significantly. We estimate that a $0.10 increase per gallon in fuel cost would result in an increase to operating costs of approximately $60,000. In aggregate, we have spent approximately $80,000 on fuel as a result of higher price in the first nine months of 2004 compared to the corresponding period in 2003.

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

10.30*   2004 Stock Incentive Plan. (Incorporated by reference to Annex B to the
         Definitive Proxy Statement dated March 9, 2004.)

10.31    Amendment #2 to Loan and Security Agreement between the Company and
         Webster Bank, M &T Bank, Banknorth Group, and Rabobank dated March 5,
         2003. (Incorporated by reference to Exhibit 10.31 of Form 10-Q for the quarter ended July 31, 2004.)

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

(b)   Reports on Form 8-K

      A Report on Form 8-K was filed on June 15, 2004 in conjunction with the press release announcing our financial results for the quarter ended April 30, 2004.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   September 14, 2004
         Williston, Vermont

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

                           Vermont Pure Holdings, Ltd.
                          Quarterly Report on Form 10-Q
                       for the Quarter Ended July 31, 2004
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