Form 10-K
period 2004-10-31
VERMONT PURE HOLDINGS LTD/DE
filed 2005-01-31
CIK 1123316

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 2004

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________ to ___________________

                        Commission File Number 000-31797

                           VERMONT PURE HOLDINGS, LTD.
                           ---------------------------
                 (Exact name of business issuer in its charter)

             DELAWARE                                 03-0366218
-------------------------------------  -----------------------------------------
   (State or other jurisdiction of       I.R.S. Employer Identification Number
    incorporation or organization)

             P.O. Box 536, 45 Krupp Drive, Williston, Vermont 05495
             ------------------------------------------------------
              (Address of principal executive offices and zip code)

         Issuer's telephone number, including area code: (802) 860-1126

Securities registered pursuant to Section 12(g) of the Act: None

Securities registered pursuant to Section 12(b) of the Act:
                    Common Stock, par value $.001 per share
                    ---------------------------------------
                                (Title of Class)

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

The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last sale price per share of common stock on April 30, 2004, the last day of the registrant's most recently completed second fiscal quarter, as reported on the American Stock Exchange, was $33,127,187.

The number of shares outstanding of the Issuer's Common Stock, $.001 par value, was 21,549,826 on January 24, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement, which is expected to be filed not later than 120 days after the registrant's fiscal year ended October 31, 2004, to be delivered in connection with the registrant's annual meeting of stockholders, are incorporated by reference to Part III into this Form 10-K.

                                Table of Contents

                                                                                                            PAGE
                                                                                                            ----
PART I

Item 1.    Business                                                                                           3
Item 2.    Properties                                                                                        11
Item 3.    Legal Proceedings                                                                                 12
Item 4.    Submission of Matters to a Vote of Security Holders                                               12

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities                                                 13
Item 6.    Selected Financial Data                                                                           15
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations             15
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk                                        25
Item 8.    Financial Statements and Supplementary Data                                                       25
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure              25
Item 9A.   Controls and Procedures                                                                           26
Item 9B.   Other Information                                                                                 26

PART III

Item 10.   Directors and Executive Officers of the Registrant                                                27
Item 11.   Executive Compensation                                                                            27
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters    27
Item 13.   Certain Relationships and Related Transactions                                                    27
Item 14.   Principal Accountant Fees and Services                                                            27

ITEM IV

Item 15.   Exhibits and Financial Statement Schedules                                                        28
           Signatures

In this annual report on Form 10-K, "Vermont Pure," the "Company," "we," "us" and "our" refer to Vermont Pure Holdings, Ltd. and its subsidiaries, taken as a whole, unless the context otherwise requires.

This Annual Report on Form 10-K contains references to trade names, label design, trademarks and registered marks of Vermont Pure Holdings, Ltd. and its subsidiaries and other companies, as indicated. Unless otherwise provided in this Annual Report on Form 10-K, trademarks identified by (R) are registered trademarks or trademarks, respectively, of Vermont Pure Holdings, Ltd. or its subsidiaries. All other trademarks are the properties of their respective owners.

Market data used throughout this annual report was obtained from internal company estimates and various trade associations which monitor the industries in which we compete. We have not independently verified this market data. Similarly, internal company estimates, while believed to be reliable, have not been verified by any independent sources, and neither we nor any other person makes any representation as to the accuracy of the information. While we are not aware of any misstatements regarding any industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors.

                                     PART I

ITEM 1. BUSINESS.

INTRODUCTION AND INDUSTRY TRENDS

Vermont Pure Holdings, Ltd. is engaged in the production, marketing and distribution of bottled water and the distribution of coffee, ancillary products, and other office refreshment products. Through February 2004, when we divested the retail segments of our business, our products were sold predominantly in the Northeast, as well as in the Mid-Atlantic and Mid-Western United States. Commencing March 2004, we operate exclusively as a Home and Office delivery business, using our own trucks to distribute throughout New England, New York, and New Jersey. All of our water products are still (non-sparkling) waters.

We believe that consumers perceive bottled water to be a healthy and refreshing beverage alternative to beer, liquor, wine, soft drinks, coffee and tea. United States bottled water sales have risen at an average annual rate of approximately 8% over the past 10 years, and we anticipate that sales of bottled water will continue to grow as consumers focus on health and fitness, alcohol moderation and the avoidance of both caffeine and sodium. Bottled water has become a mainstream beverage as the centerpiece of many consumers' healthy living lifestyles. In addition, we believe that the development and continued growth of the bottled water industry reflects growing public awareness of the potential contamination and unreliability of municipal water supplies.

In recent years, the bottled water industry has experienced periods of significant consolidation and aggressive price competition. Large multi-national companies such as Perrier (owned by Nestle), Groupe Danone and Suntory Water Group have been active acquirers of small and medium sized regional bottled water companies. In 2003, Danone and Suntory pooled their respective United States assets in the industry into a joint venture to create the largest Home and Office water delivery company in the country. In general, the primary drivers of this consolidation are the incremental growth realized by acquiring the target company's customer base, and synergies resulting from integrating existing operations. Moreover, the entrance of major soft drink bottlers, notably Coca-Cola (with Dasani) and Pepsi Cola (with Aquafina), into the bottling and distribution segment of the industry has had a major impact on the bottled water industry.

COMPANY BACKGROUND

Incorporated in Delaware in 1990, we originally developed Vermont Pure(R) Natural Spring Water as our flagship brand in the still, non-carbonated retail consumer category. Over the next decade, we grew aggressively both internally and through acquisitions, primarily in the Home and Office market. In addition to marketing the Vermont Pure(R) brand, in 1995 we renewed marketing efforts with respect to our original trademark, Hidden Spring(R). We expanded our product lines to include more sizes and features, such as sports caps on selected bottle sizes for convenient single serve, and multi-packs for the grocery and convenience store channels.

By 1996, we began to pursue a strategy of diversifying our product offerings. Most notably, we began to utilize an acquisition strategy in 1996 to minimize our reliance on the retail consumer side of the business and to increase growth in other categories. Prior to 1996, our retail business represented 90% of our total sales revenues. In 2003, by way of contrast, our Home and Office delivery category represented 65% of our total sales. Based on historical data, this sales volume would place us fourth in the United States and second in the northeast region for this type of distribution. Additional benefits of increasing the Home and Office channel have included higher gross margins and reduced seasonality of our sales.

In October 2000, we merged with the Crystal Rock Spring Water Company, Inc. of Watertown, Connecticut. Crystal Rock had historically focused its manufacturing resources on the still, non-carbonated segment of the bottled water industry. Although its primary business had been the marketing and distribution of Crystal Rock(R) brand of purified and mineralized drinking water to the Home and Office delivery markets, it also distributed coffee, other refreshment type products, and vending services in Connecticut, New York and Massachusetts. We continued our acquisition strategy in fiscal 2002 and 2003 with smaller acquisitions in our established Home and Office markets.

We closed acquisitions in fiscal year 2004 with $5 million in annual sales in our core market areas. The activity for the year culminated with the acquisition of Mayer Brothers Home and Office division in Buffalo, NY, making us the largest distributor in that market. Previously in the year, we had acquired Mayer Brothers smaller Rochester operations. Combined these acquisitions solidified our presence in the western New York region.

In 2004, we sold the retail segments (which we traditionally have referred to separately as "PET" and "Gallon") of our business, while retaining our Home and Office distribution business. The segments sold included our retail consumer business under our own brands, as well as the private label business that we packed for others. The asset sale included the springs, manufacturing facility, inventory, and the related machinery and equipment located in Randolph Center, Vermont. We retained the Vermont Pure(R) trademark and continue to distribute water under that brand throughout our Home and Office distribution area, while licensing it to the buyer, for a period of 30 years, for use in the bottling and distribution of retail products. The buyer acquired our Hidden Spring(R) trademark and licenses it back to us for Home and Office distribution. We relocated our five-gallon Home and Office bottling operations from Randolph to White River Junction, Vermont, and source our spring water under an existing water supply agreement. Also in conjunction with the sale, we relocated our corporate headquarters to our Williston, Vermont facility.

Although we are proud of the business and brands we built in the retail consumer market, the goal of the transaction was to enable us to concentrate on our higher margin, and more profitable, Home and Office business, which distributes the Crystal Rock(R) brand of water, as well as our Vermont Pure(R) water, coffee and other products. It is the culmination of a strategy that we began pursuing in 1996, when we originally diversified into the Home and Office segment. Over time, the retail segments became unprofitable to us, as margins have been squeezed by intense competition in this segment of the market.

We continue to pursue an acquisition strategy to purchase independent Home and Office bottlers and distributors in New England and New York State, and to grow the business internally as well. Management's decision to expand in this market has been driven by, among other things, attractive margins and good cash flows from equipment rentals, as well as by the advantages of product diversification. Moreover, the Vermont Pure(R) and Crystal Rock(R) brands in the multi-gallon or Home and Office setting affords consumers an opportunity to sample the product, which we believe augments retail sales and contributes to brand awareness.

To date, we have not experienced significant problems in integrating our acquired businesses with our existing operations. However, the acquisition of new businesses, particularly ones of significant size and complexity, may require management to devote substantial time and energy to the successful, efficient and timely integration of operations, labor forces, administrative systems (including accounting practices and procedures and management information systems), and varying corporate cultures. A failure to realize expected synergies could have an adverse effect on our business. We believe that, despite such risks, our acquisition strategy has been and continues to be a success.

EXPANSION OF PRODUCT LINES

Following our merger with Crystal Rock, we leveraged our distribution system to expand our product lines. In particular, coffee, a product that is counter seasonal to water, became the second leading product in the distribution channel, now accounting for 17% of our total sales in fiscal year 2004. We generally buy coffee under contracts that set prices for up to eighteen months, in order to maintain price and supply stability. Please refer to "Commodity Price Risks -- Coffee" on page 25 of this report for additional information on our coffee supply agreements. Because coffee is a commodity, we cannot ensure that future supplies and pricing will not be subject to volatility in the world commodity markets. Any interruption in supply or dramatic increase in pricing may have an adverse effect on our business.

WATER SOURCES, TREATMENT, AND BOTTLING OPERATIONS

Water from the local municipality is the primary raw source for the Crystal Rock(R) brand. The raw water is purified through a number of processes beginning with filtration. Utilizing carbon and ion exchange filtration systems, we remove chlorine and other volatile compounds and dissolved solids. After the filtration process, impurities are removed by reverse osmosis and/or distillation. We ozonate our purified water (by injecting ozone into the water as an agent to prohibit the formation of bacteria) prior to storage in four 30,000-gallon storage tanks. Prior to bottling, we add pharmaceutical grade minerals to the water, including calcium and potassium, for taste. The water is again ozonated and bottled in a fully enclosed clean room with a high efficiency particulate air, or HEPA, filtering system designed to prevent any airborne contaminants from entering the bottling area, in order to create a sanitary filling environment.

If for any reason this municipal source for Crystal Rock(R) water were curtailed or eliminated, we could, though probably at greater expense, purchase water from other sources and have it shipped to the Watertown manufacturing facility.

The primary source of our natural spring water is a spring owned by a third party in Stockbridge, Vermont, that is subject to a water supply contract. We also obtain water, under similar agreements with third parties, from springs in Bennington and Tinmouth, Vermont. All of the springs we use are approved by the State of Vermont as sources for natural spring water.

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

In 2002, we signed a 20-year agreement with the Town of Bennington, Vermont to purchase water from a spring owned by the town. Under that agreement, we can use up to 100,000 gallons a day from this site. We plan to use this water primarily in our Halfmoon, New York bottling facility. We started using water from this site in November 2004.

Percolation through the earth's surface is nature's best filter of water. We believe that the exceptionally long percolation period of natural spring water assures a high level of purity. Moreover, the long percolation period permits the water to become mineralized and pH balanced. We believe that the age and extended percolation period of our natural spring water provides the natural spring water with certain distinct attributes: a purer water, noteworthy mineral characteristics (including the fact that the water is sodium free and has a naturally balanced pH), and a light, refreshing taste.

An interruption or contamination of any of our spring sites would materially affect our business. We believe that we could find adequate supplies of bulk spring water from other sources, but that we might suffer inventory shortages or inefficiencies, such as increased purchase or transport costs, in obtaining such supplies.

We are highly dependent on the integrity of the sources and processes by which we derive our products. Natural occurrences beyond our control, such as drought, earthquake or other geological changes, a change in the chemical or mineral content or purity of the water, or environmental pollution may affect the amount and quality of the water emanating from the springs or municipal sources that we use. There is a possibility that characteristics of the product could be changed either inadvertently or by tampering before consumption. Even if such an event were not attributable to us, the product's reputation could be irreparably harmed. Consequently, we would experience economic hardship. Occurrence of any of these events could have an adverse impact on our business. We are also dependent on the continued functioning of our bottling processes. An interruption may result in an inability to meet market demand and/or negatively impact the cost to bottle the products. Additionally, the distribution of the product is dependent on other businesses.

Finally, the terrorist attacks of September 2001 and any further attacks could impact our operations negatively if such attacks result in a prolonged or severe economic downturn. Further, because our products are packaged for human consumption and could be considered a substitute for public water infrastructure, there is a possibility that we or our products could be a direct target of future terrorist attacks. Although we believe this risk to be remote, any such act of terrorism or attempted act could be catastrophic to our business or operations.

PRODUCTS

We sell our three major brands in three and five gallon bottles to homes and offices throughout New England, New York, and New Jersey. In general, Crystal Rock(R) is distributed in southern New England, while Vermont Pure(R) and Hidden Spring(R) are distributed in northern New England and upstate and western New York. We rent water coolers to customers to dispense bottled water. Our coolers are available in various consumer preferences such as cold, or hot and cold, dispensing units. In conjunction with our Home and Office accounts, we also distribute a variety of coffee, tea and other hot beverage products and related supplies, as well as other consumable products used around the office. We offer vending services in some locations. We rent or supply multi-burner coffee machines to customers. In addition, we supply whole beans and coffee grinders for fresh ground coffee and cappuccino machines to restaurants. We are the exclusive office coffee distributor of Baronet Coffee in New England, New York and New Jersey. In addition to Baronet Coffee, we sell other national brands, most notably, Green Mountain Coffee Roasters.

Please refer to Note 7 to our Consolidated Financial Statements for information on inventories at October 31, 2004.

MARKETING AND SALES OF BRANDED PRODUCTS

Our water products are marketed and distributed in five and three-gallon bottles as "premium" bottled water. We seek brand differentiation by offering a choice of high quality spring and purified water along with a wide range of coffee and office refreshment products, and value-added service. Home and Office sales are generated and serviced using our own facilities, employees and vehicles.

Telemarketers and outside/cold-call sales personnel are used to market our Home and Office delivery. We support this sales effort through promotional giveaways and Yellow Pages advertising, as well as radio, television and billboard advertising campaigns. We also sponsor local area sporting events, participate in trade shows, and endeavor to be highly visible in community and charitable events.

We market our Home and Office delivery service throughout most of New England and New York and parts of New Jersey.

Advertising and Promotion

We advertise our products primarily through Yellow Pages and other print media and secondarily through print, television and radio media. We have also actively promoted our products through sponsorship of various organizations and sporting events. In recent years, we have sponsored professional golf and tennis events and various charitable and cultural organizations, such as Special Olympics, the National Association of Breast Cancer Organizations, the Multiple Sclerosis Society, and the Vermont Symphony Orchestra.

Sales and Distribution

We sell and deliver products directly to our customers using our own employees and route delivery trucks. We make deliveries to customers on a regularly scheduled basis. We bottle our water at our facilities in Watertown, Connecticut, White River Junction, Vermont, and Halfmoon, New York. We maintain numerous distribution locations throughout our market area. From these locations we also distribute dispensing equipment, a variety of coffee, tea and other refreshment products, and related supplies. We ship between our production and distribution sites using both our own and contracted carriers.

We use outside distributors in areas where we currently do not distribute our products. Distributor sales represented less than 2% of total revenue in 2004.

SUPPLIES

We currently source all of our raw materials from outside vendors. As one of the largest Home and Office distributors in the country, we are able to capitalize on volume to continue to reduce costs. We are a member of the Quality Bottlers Cooperative, or QBC, a purchasing cooperative comprised of some of the largest independent Home and Office water companies in the United States. QBC acts as a purchasing and negotiating agent to acquire national pricing for the cooperative on common materials such as bottles, water coolers, cups, and other supplies. QBC believes that due to its size it can effectively purchase equipment and supplies at levels competitive to larger national entities. We also believe that our relationship with other QBC members can provide access to potential acquisition targets.

We rely on trucking to receive raw materials and transport and deliver our finished products. Consequently, the price of fuel significantly impacts the cost of our products. We purchase our own fuel for our Home and Office delivery and use third parties for transportation of raw materials and finished goods between our warehouses. While volume purchases and hedging can help control erratic fuel pricing, market conditions ultimately determine the price. We have entered into some agreements with haulers and fuel vendors in an effort to control costs, but substantial changes in fuel prices, including, for example, increases due to hostilities in the Middle East, would likely affect our profitability.

No assurance can be given that we will be able to obtain the supplies we require on a timely basis or that we will be able to obtain them at prices that allow us to maintain the profit margins we have had in the past. Any raw material disruption or price increase may result in an adverse impact on our financial condition and prospects.

No assurance can be given that we will be able to obtain the supplies we require on a timely basis or that we will be able to obtain them at prices that allow us to maintain the profit margins we have had in the past. We believe that we will be able to either renegotiate contracts with these suppliers when they expire or, alternatively, if we are unable to renegotiate contracts with our key suppliers, we believe that we could replace them. Any raw material disruption or price increase may result in an adverse impact on our financial condition and prospects. For instance, we could incur higher costs in renegotiating contracts with existing suppliers or replacing those suppliers, or we could experience temporary dislocations in its ability to deliver products to our customers, either of which could have a material adverse effect on our results of operations.

SEASONALITY

Our business is somewhat seasonal. The period from June to September represents the peak period for sales and revenues due to increased consumption of beverages during the summer months in our core Northeastern United States market.

COMPETITION

We believe that bottled water historically has been a regional business in the United States. However, the Home and Office market includes several national or large competitors such as Perrier Group (Poland Spring, Deer Park, and Great
Bear), and Danone/Suntory (Belmont Springs). Additionally, we compete with smaller regional bottlers such as Monadnock in the Boston area and Leisure Time in the Hudson Valley of New York.

With our Vermont Pure(R) brand, we compete on the basis of pricing, customer service, and quality of our products, the image of the State of Vermont, attractive packaging, and brand recognition. With the Crystal Rock(R) brand, we compete on the basis of taste, service, and the purity of the distilled product with minerals added back. We consider our trademarks, trade names and brand identities to be very important to our competitive position and defend our brands vigorously.

We feel that installation of filtration units in the home or commercial setting poses a competitive threat to our business. To address this, we make available plumbed-in filtration units and servicing contracts on a limited basis.

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

There has also a been a trend developing in the marketplace for consumers to own their own water coolers, thereby foregoing rental charges on the unit. If this trend continues, it could have a negative impact on our sales as a result of the reduced rental income.

TRADEMARKS

We sell our bottled water products under the trade names Vermont Pure Natural Spring Water(R), Crystal Rock(R), and Stoneridge(R). We have rights to other trade names, including Hidden Spring(R), Pequot Natural Spring Water(R), Excelsior Spring Water(R), Happy Spring Water(R), Manitock Spring Water(R), and Vermont Naturals(R). Our trademarks as well as label design are registered with the United States Patent and Trademark Office.

GOVERNMENT REGULATION

The Federal Food and Drug Administration (FDA), regulates bottled water as a "food." Accordingly, our bottled water must meet FDA requirements of safety for human consumption, of processing and distribution under sanitary conditions and of production in accordance with the FDA "good manufacturing practices." To assure the safety of bottled water, the FDA has established quality standards that address the substances that may be present in water which may be harmful to human health as well as substances that affect the smell, color and taste of water. These quality standards also require public notification whenever the microbiological, physical, chemical or radiological quality of bottled water falls below standard. The labels affixed to bottles and other packaging of the water are subject to FDA restrictions on health and nutritional claims for foods under the Fair Packaging and Labeling Act. In addition, all drinking water must meet Environmental Protection Agency standards established under the Safe Drinking Water Act for mineral and chemical concentration and drinking water quality and treatment that are enforced by the FDA.

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

The laws that regulate our activities and properties are subject to change. As a result, there can be no assurance that additional or more stringent requirements will not be imposed on the our operations in the future. Although we believes that our water supply, products and bottling facilities are in substantial compliance with all applicable governmental regulations, failure to comply with such laws and regulations could have a material adverse effect on our business.

EMPLOYEES

As of January 21, 2005, we had 317 full-time employees and 27 part-time employees. None of the employees belongs to a labor union. We believe that our relations with our employees are good.

Our continued success will depend in large part upon the expertise of senior management. On January 1, 2005, Timothy G. Fallon, Chairman and Chief Executive Officer; Peter K. Baker, President; and John B. Baker, Executive Vice President; entered into three-year employment contracts with the Company. Bruce MacDonald, Chief Financial Officer, Treasurer and Secretary is under contract until October 2005. These agreements do not prevent these employees from resigning. The departure or loss of Mr. Fallon or Mr. Peter Baker in particular could have a negative effect on our business and operations.

ADDITIONAL AVAILABLE INFORMATION

Our principal website is www.vermontpure.com. We make our annual, quarterly and current reports, and amendments to those reports, available free of charge on www.vermontpure.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Reports of beneficial ownership of our common stock, and changes in that ownership, by directors and officers on Forms 3, 4 and 5 are likewise available free of charge on our website.

The information on our website is not incorporated by reference in this annual report on Form 10-K or in any other report, schedule, notice or registration statement filed with or submitted to the SEC.

The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically at www.sec.gov. You may also read and copy the materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 2.  PROPERTIES.

As part of our Home and Office delivery operations, we have entered into or assumed various lease agreements for properties used as distribution points and office space. The following table summarizes these arrangements:

Location                               Lease expiration                  Sq. Ft.       Annual Rent
--------                               ----------------                  -------       -----------
Williston, VT                           Month-to-Month                    10,000       $    67,500
Waltham, MA                             December, 2008                    11,760       $   108,780
Londonderry, NH                         April, 2005                        4,800       $    27,500
Rochester, NY                           January, 2007                     15,000       $    89,400
Buffalo, NY                             September, 2005                   10,000       $    60,000
Syracuse, NY                            December, 2005                    10,000       $    34,500
Halfmoon, NY                            October, 2011                     22,500       $   165,825
Plattsburgh, NY                         Month to month                     3,640       $    20,568
Watertown, CT                           October, 2010                     67,000       $   360,000
Stamford, CT                            October, 2010                     22,000       $   216,000
White River Junction, VT                June, 2009                        12,000       $    69,100
Waterbury, CT                           June, 2007                         5,000       $    24,200

All locations are used primarily for warehousing and distribution and have limited office space for location managers and support staff. The exception is the Watertown, CT location that has a substantial amount of office space for sales, accounting, information systems, customer service, and general administrative staff. We also rent, on a monthly basis, an office in White Plains, New York.

In conjunction with the Crystal Rock merger, we entered into ten-year lease agreements to lease the buildings that are utilized for operations in Watertown and Stamford, Connecticut. The landlord for the buildings is a trust with which Henry, John, and Peter Baker, and Ross Rapaport are affiliated. Rent charged under these leases approximate fair value.

We expect that these facilities will meet our needs for the next several years. For leases that expire in 2005, we plan to negotiate a renewal arrangement or enter into a lease in another facility that better meets our needs on a long term basis.

ITEM 3. LEGAL PROCEEDINGS.

In August 2003 we filed a lawsuit in federal court in Massachusetts against Nestle Waters North America, Inc. and its parent company, Nestle S.A. Our lawsuit alleged that Nestle has engaged, and continues to engage, in false and misleading advertising of its Poland Spring(R) brand of bottled water, and that Nestle has marketed and sold, and continues to market and sell, Poland Spring(R) as "spring water" with the knowledge that it is not spring water and does not meet the scientific, regulatory or plain English definitions of the term. We believe that these practices have helped Nestle, one of our major competitors, to capture a very significant market share of the bottled water market.

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

The Court denied in part and granted in part the motion to dismiss filed by Nestle. The Court ruled that the definition of "spring water" is governed by FDA regulations and therefore any claim asserting a violation of the regulations can only be brought by the FDA; any private right of action is preempted. The Court ruled however, that the claims of false advertising relating to misrepresenting the source of Poland Spring Water and false claims that it is from "protected sources deep within the woods of Maine" are actionable. The Company accordingly filed an amended complaint based on the Court ruling. Nestle filed a second motion to dismiss and the Court dismissed that motion. The case is now proceeding in its discovery phase.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders during the quarter ended October 31, 2004.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our Common Stock is traded on the American Stock Exchange, or AMEX, under the symbol VPS. The table below indicates the range of the high and low daily closing prices per share of Common Stock as reported by AMEX.

      Fiscal Year Ended October 31, 2004

                                                         High          Low
                                                        -----         -----
First Quarter                                           $3.45         $3.00
Second Quarter                                          $3.50         $2.75
Third Quarter                                           $3.10         $2.05
Fourth Quarter                                          $2.24         $1.79

      Fiscal Year Ended October 31, 2003

First Quarter                                           $4.40         $3.54
Second Quarter                                          $4.15         $3.00
Third Quarter                                           $3.92         $3.05
Fourth Quarter                                          $3.70         $3.33

The last reported sale price of our Common Stock on AMEX on January 25, 2005 was $2.39 per share.

As of that date, we had 394 record owners and believe that there were approximately 3,200 beneficial holders of our Common Stock.

No dividends have been declared or paid to date on our Common Stock, and we do not anticipate paying dividends in the foreseeable future. We follow a policy of cash preservation for future use in the business.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

The following table sets forth additional information as of October 31, 2004, about shares of our Common Stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements that were not required to be and were not submitted to our stockholders for approval.

                                         (a)                            (b)                           (c)
--------------------------------------------------------------------------------------------------------------------
                                                                                              Number of Securities
                                                                                            remaining available for
                                Number of Securities to be    Weighted-average exercise      future issuance under
                                  issued upon exercise of       price of outstanding       equity compensation plans
                                   outstanding options,         options, warrants and        (excluding securities
        Plan Category               warrants and rights                rights              reflected in column (a)).
--------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security
holders                                  2,179,655                      $3.10                       515,697

Equity compensation plans
not approved by security
holders (1)(2)(3)                          483,135                      $2.50                           -0-

Total                                    2,662,790                      $2.98                       515,697

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

(2) On September 12, 1997, we granted non-qualified stock options to David Preston to acquire 26,000 shares of our Common Stock, and to each of Robert Getchell, Beat Schlagenhauf, and Norman Rickard to acquire, in each case, 22,000 shares of our Common Stock for a per share price of $2.50. The options expire in September 2007. Each grantee was a director at the time of grant and received the option as a performance incentive. The material features of these plans are substantially similar to those of the stockholder-approved plans.

(3) In an agreement dated November 4, 1994, and modified on September 12, 1997, we granted non-qualified stock options to Tim Fallon to acquire 293,335 shares of our Common Stock for a per share price of $2.50. The options expired on December 1, 2004. In February 2002 and May 2004, Mr. Fallon exercised 33,200 of these options. On July 24, 1996 we granted an additional 10,000 shares of our Common Stock of non-qualified stock options at an exercise price of $2.50 per share. The material features of these plans are substantially similar to those of the stockholder-approved plans.

(4) Please refer to Note 13 to our Consolidated Financial Statements for additional information on stock option plans approved by our stockholders.

SECURITIES SOLD AND EXEMPTION FROM REGISTRATION CLAIMED.

None

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS DURING THE FOURTH QUARTER.

In August 2004, the following officers and directors purchased shares of the Company's Common Stock on the open market:

Director                        Number of Shares      Average Price
--------                        ----------------      -------------
John Baker                           5,000            $        2.20
Timothy Fallon                       3,984            $        3.10
Bruce MacDonald                      1,300            $        3.10
David Preston                        3,000            $        2.00

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

                                                                 Fiscal Years Ended
                                         October 31,   October 31,   October 31,   October 31,   October 30,
     (000's except per share)               2004          2003          2002          2001           2000
                                        ------------  ------------  ------------  ------------   -----------
Net sales                               $     52,473  $     49,854  $     49,068  $     47,551   $    20,922
Net income (loss) from continuing
  operations                            $        491  $        962  $      2,069  $        853   $    (1,600)
Net income (loss) per share from
  continuing operations - diluted       $        .02  $        .04  $        .09  $        .04   $      (.15)
Total assets                            $    103,983  $    111,334  $    109,334  $    106,216   $   110,826
Long term debt                          $     37,854  $     48,274  $     46,540  $     47,851   $    51,412

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management's Discussion and Analysis (MD&A) is intended to help the reader understand our company. The MD&A should be read in conjunction with our consolidated financial statements and the accompanying notes. This overview provides our perspective on the individual sections of the MD&A, as well as a few helpful hints for reading these pages. The MD&A includes the following sections:

      - Forward-Looking Statements -- cautionary information about forward-looking statements and a brief description of certain risks and uncertainties that could cause our actual results to differ materially from the Company's historical results or our current expectations or projections.

      - Business Overview - Trends -- a brief description of fiscal year 2004 and our prospects for fiscal year 2005. We have also provided in this section a brief description of certain acquisitions and a divesture we made that affect the comparability of the results being analyzed.

      - Results of Operations -- an analysis of our consolidated results of operations for the three years presented in our consolidated financial statements.

                  - We present the discussion in this MD&A on a consolidated basis.

                  - We no longer report segment information in this report because following the sale of our retail segments in March 2004, our company operates in one business - the Home and Office business.

                  - The results of operations for the retail segments are classified as discontinued operations in the periods reported.

      - Liquidity, Capital Resources and Financial Position -- an analysis of cash flows, sources and uses of cash, contractual obligations, and financial position and a discussion of factors affecting our future cash flow.

      - Critical Accounting Policies -- a discussion of accounting policies that require critical judgments and estimates. Our significant accounting policies, including the critical accounting policies discussed in this section, are summarized in the notes to the accompanying consolidated financial statements.

FORWARD-LOOKING STATEMENTS

      When used in the Form 10-K and in our future filings with the Securities and Exchange Commission, the words or phrases "will likely result," "we expect," "will continue," "is anticipated," "estimated," "project," or "outlook" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. We wish to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to various risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

RESULTS OF OPERATIONS

Business Overview - Trends

Fiscal year 2004 was a transitional and transformational year for the Company. We sold the retail segments of our business due primarily to our view that the competitive pricing environment and advertising investments from multinational competitors would continue to outweigh any returns that we could generate from these segments. This divestiture provided the opportunity to reduce costly debt. Subsequently, we made several acquisitions to strengthen the core markets of our Home and Office business. Although net income declined from fiscal year 2003 to 2004, we feel that the transformation of our business will lead to increased profitability.

Fiscal Year Ended October 31, 2004 Compared to Fiscal Year Ended October 31,
2003

Sales

Sales for fiscal year 2004 were $52,473,000 compared to $49,854,000 for 2003, an increase of $2,619,000 or 5%. Sales attributable to acquisitions in fiscal year 2004 were $3,022,000. Net of the acquisitions, sales decreased 1%.

The comparative breakdown of sales is as follows:

                                        2004             2003         Difference       % Diff.
          Product Line               ------------    ------------    ------------    -----------
---------------------------------    (in 000's $)    (in 000's $)    (in 000's $)
Water                                $     25,043    $     24,030    $      1,013         4%

Coffee and Other Products                  18,524          17,284           1,240         7%

Equipment Rental                            8,906           8,540             366         4%
                                     ------------    ------------    ------------
Total                                $     52,473    $     49,854    $      2,619         5%
                                     ============    ============    ============

      Water - Net of acquisitions, water sales decreased 2%. The decrease was primarily a result of a decrease in distributor volume. This was a result of the loss of a major distributor and lower volume from remaining distributors. Sales to distributors are the least profitable part of our business and account for about 4% of water sales. The volume of water from our own distribution system was flat while the average selling price per delivered bottle increased 1%, reflecting competitive pressures in our core market. The increase in selling price was not enough to offset the decrease in distributor volume.

      Coffee and Other Products - The acquisition of a large office coffee distributor during the second half of fiscal year 2003 and in the last quarter of fiscal year 2004 accounted for 6% of the increase in sales. Net of acquisitions, the category increased 1%. Sales of Keurig single-serve coffee packages more than offset a decrease in conventional coffee sales to account for the growth. However, the margin on single serve distribution is lower than traditional coffee products. In addition, a non-recurring favorable adjustment a year ago related to deposits for bottles not returned resulted in a 2% decrease in sales for this category.

      Equipment Rental - Growth from acquisitions resulted in a 5% increase in cooler rental placements. Average rental price was down 1%. Brewer rentals increased slightly as a result of demand for single serve units. Net of acquisitions, rental income was down 1%.

Gross Profit/Cost of Goods Sold

Gross profit increased $642,000, or 2% in fiscal year 2004 compared to 2003, to $29,696,000 from $29,054,000. The increase in gross profit was attributable to higher sales. As a percentage of sales, gross profit decreased to 57% of sales from 58% for the respective period. The decrease in gross profit, as a percentage of sales, was attributable to higher costs of sales and a higher percentage of sales of non-water related products. The increase in cost of sales is attributable to higher costs of production as a result of higher costs of materials for bottles and labor, and higher service costs as a result of lower sales volume per customer.

Income from Operations/Operating Expenses

Income from operations decreased to $4,490,000 from $5,837,000 in 2003, a decrease of $1,347,000, or 23%. The decrease was related to a higher sales mix of lower margin products, higher production and service costs and higher operating costs.

Total operating expenses increased to $25,206,000 for the year, up from $23,217,000 the prior year, an increase of $1,989,000, or 9%. Selling, general and administrative (SG&A) expenses were $23,714,000 in fiscal year 2004 and $22,190,000 in 2003, an increase of $1,524,000, or 7%. Of total SG&A expenses, route distribution costs, significantly influenced by labor, fuel, vehicle, and insurance costs, increased 11%. In addition, selling costs decreased 8% as a result of vacancies in our sales staffing and administration costs increased 5% as a result of the costs of serving more customers and increasing regulatory requirements.

Advertising expenses were $1,049,000 in fiscal year 2004 compared to $802,000 in 2003, an increase of $247,000, or 31%. The increase in advertising costs is related to additional yellow page advertising in 2004.

Amortization increased to $409,000 in fiscal year 2004 from $186,000 in 2003. This increase is attributable to intangible assets that were acquired as part of several acquisitions in fiscal years 2003 and 2004.

Other compensation in fiscal year 2004 totaled $34,000 compared to $39,000 in 2003. This expense relates to compensation paid to directors and officers in Company stock in lieu of cash for board fees and bonus compensation. Compensation paid in cash is accounted for in SG&A expenses.

Interest, Taxes, and Other Expenses - Income from Continuing Operations

Interest expense was $3,507,000 for fiscal year 2004 compared to $4,269,000 in 2003, a decrease of $762,000. Lower interest costs were primarily a result of reduced amounts of senior and subordinated debt combined with lower fixed rate commitments compared to a year ago.

The gain on sale of equipment was $10,000 in fiscal year 2004 compared to a loss of $2,000 in 2003 primarily related to the sale of bottling equipment when new equipment was purchased in 2004 for relocation of a bottling line from Randolph to White River Junction Vermont. We also recognized an impairment charge related to our investment in a software provider as we determined it was likely that the investment was not recoverable. The amount of the charge was $153,000. See Note 16 b) of our Notes to Consolidated Financial Statements for further information. We expect to continue to receive reliable products and service from the provider.

Income from continuing operations before income tax expense was $840,000 in fiscal year 2004 compared to income from continuing operations before taxes of $1,567,000 in 2003. The tax expense for fiscal year 2004 was $349,000 compared to tax expense of $605,000 in 2003 and was based on an expected effective tax rate of 41% in 2004 and 39% in 2003. The increase in the tax rate is a result of higher estimated tax liability for fiscal year 2004 in some of the states where we conduct business. Our total effective tax rate is a combination of federal and state rates for the states in which we operate. Historically, our rate has been approximately 40% of income before taxes and we expect that to continue. For a reconciliation of the effective and statutory expense, see Note 18 to our Notes to the Consolidated Financial Statements.

Income from continuing operations was $491,000 in 2004, $471,000 less than income from continuing operations of $962,000 in 2003.

Discontinued Operations

The loss from operations for discontinued retail segments in fiscal year 2004 was $79,000. This related to the four months of operations of those segments. The gain on the sale of assets of the discontinued operations was $353,000. The corresponding tax expense of loss from discontinued operations combined with the gain on the sale of $114,000 was calculated at 42%. Income from discontinued operations in fiscal year 2003 was $637,000. Tax expense, calculated at an effective rate of 40%, was $246,000. Total income from discontinued operations was $160,000 in 2004 compared to $391,000 in 2003.

Net Income

Net income of $651,000 in fiscal year 2004 was attributable to income from continuing operations and loss from discontinued operations combined with a gain on the sale of a portion of the retail business. This was a decrease in net income of $702,000 from net income of $1,353,000 in 2003.

Based on the weighted average number of shares of Common Stock outstanding of 21,497,000 (basic) and 21,575,000 (diluted) during 2004, net income was $.03 per share - basic and diluted. Of the $.03 earnings per share, $.02 was attributable to continuing operations while $.01 was from discontinued operations, basic and diluted. This compares to $.06 per share, $.04 continuing and $.02 discontinued, basic and diluted, in 2003.

Cumulatively, the fair value of our swaps increased $139,000 during the year, resulting in an unrealized gain of $103,000, net of taxes. This amount has been recognized as an adjustment to net income to arrive at comprehensive income as defined by the applicable accounting standards. Further, it has been recorded as a current asset and a decrease in stockholders' equity on our balance sheet.

Fiscal Year Ended October 31, 2003 Compared to Fiscal Year Ended October 31,
2002

Sales

Sales increased to $49,854,000 in 2003 from $49,068,000 in 2002, an increase of $786,000 or 2%. The increase was a result of several small acquisitions. Net of the acquisitions, sales were down 5%, primarily due to lower sales prices and lower demand for products.

The comparative breakdown of sales of the product lines is as follows:

                                        2003             2002         Difference       % Diff.
          Product Line               ------------    ------------    ------------    ------------
---------------------------------    (in 000's $)    (in 000's $)    (in 000's $)
Water                                $     24,030    $     24,738    $       (708)         (3%)

Coffee and Other Products                  17,284          15,581           1,703          11%

Equipment Rental                            8,540           8,749            (209)         (2%)
                                     ------------    ------------    ------------
Total                                $     49,854    $     49,068    $        786           2%
                                     ============    ============    ============

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

      Coffee and Other Products - The acquisition of a large office coffee distributor during the year increased sales $653,000. In addition, revenue increased $707,000 from administrative fees billed to customers to recapture increased fuel costs in the third quarter and the recovery of bottle deposits not returned.

      Equipment Rental - Water cooler rental was down as a result of the lower market demand referred to above and competition from retail outlets selling units. Placements were down less than 1% and average price was down 2%, resulting in an aggregate decrease in rentals of $202,000. Brewer rentals increased slightly as a result in demand for single serve units.

Gross Profit/Cost of Goods Sold

Gross profit decreased to $29,054,000, or 58% of sales, in 2003 from $30,009,000, or 61% of sales, in 2002. The decrease in gross profit was due to lower sales volume and average selling prices, particularly for our higher margin water-related products. In addition, increased cost of sales lowered margins. The increase in cost of sales is attributable to higher insurance and employee benefit costs, higher costs of production as a result of higher costs of materials for bottles and labor, and higher service costs as a result of lower sales volume per customer.

Income from Continuing Operations/Operating Expenses

Total operating expenses increased to $23,217,000 in 2003 from $21,799,000 in 2002, an increase of $1,418,000, or 7%. Higher operating costs, combined with lower selling prices and higher production costs, resulted in a decrease in income from continuing operations of $2,373,000, to $5,837,000 in 2003 compared to $8,210,000 in 2002.

Selling, general and administrative (SG&A) expenses increased to $22,190,000 in 2003 from $20,410,000 in 2002, an increase of $1,780,000, or 9%. This increase was primarily driven by an increase in the sales force to maintain and improve sales volume.

Advertising expenses decreased 27% to $802,000 in 2003 from $1,104,000 in 2002. The decrease is reflective of a sales strategy that focused more on direct sales than advertising.

Amortization decreased to $186,000 in 2002 to $232,000 in 2003 because certain acquisition agreements that we amortize have been fully amortized during the year. Our annual independent test of goodwill indicated no impairment existed at October 31, 2003 or 2002.

Other compensation in fiscal year 2003 totaled $39,000 compared to $52,000 in fiscal year 2002. This expense relates to compensation paid in Company stock.

Interest, Taxes, and Other Expenses

Net interest expense decreased to $4,269,000 in 2003 from $4,409,000 in 2002, a decrease of $140,000. This was reflective of lower market interest rates on the variable portion of our senior debt and operating line of credit. Further savings were mitigated by higher-than-market interest rate swaps that fixed a portion of our senior debt.

We had a loss of $2,000 on the sale of equipment in the normal course of business in fiscal year 2003 compared to a loss of $228,000 in 2002.

Income from continuing operations before income tax expense was $1,567,000 for 2003 compared to $3,513,000 in 2002. Lower taxable income resulted in a $839,000 decrease in income tax expense from 2002 to 2003. The effective tax rate that we used to compute our expense reduced slightly from 41% to 39%. The reduction was a result our estimated tax liability for fiscal year in some of the states in which we operate. For a reconciliation of the effective and statutory expense, see Note 18 to our notes to the consolidated financial statements

Income from Continuing Operations

Lower interest and taxes did not offset lower prices and higher costs mentioned earlier. As a result, net income decreased to $962,000 in 2003 from $2,069,000 in 2002, a decrease of $1,107,000, or 53%.

Discontinued Operations

The income from operations for discontinued segments in fiscal year 2003 was $391,000 compared to $441,000 in 2002. The lower income was attributable to lower margins as a result of lower average selling prices. The corresponding tax expense of loss from discontinued operations combined with the gain on the sale of $114,000 was calculated at 42%. Income from discontinued operations in fiscal year 2003 was $637,000. Tax expense, calculated at an effective rate of 40%, was $246,000. Total income from discontinued operations was $160,000 in 2003 compared to $391,000 in 2002.

Net Income

Net income of $1,353,000 in fiscal year 2003 was attributable to income from continuing operations and income from discontinued operations combined with a gain on the sale of a portion of the retail business. This was a decrease in net income of $1,156,000 from net income of $2,509,000 in 2002.

Based on the weighted average number of shares of Common Stock outstanding of 21,282,294 (basic) and 21,764,698 (diluted) during 2003, net income was $.06 per share - basic and diluted. Of the total earnings per share, $.04 was attributable to continuing operations while $.02 was derived from discontinued operations, basic and diluted. This compares to $.12 per share ($.10 from continuing operations, $.02 from discontinued operations), basic, and $.11 per share ($.09 from continuing operations, $.02 from discontinued operations), diluted, in 2002.

We entered into a new swap agreement during the year ended October 31, 2003 as described under Liquidity and Capital Resources. Cumulatively, the fair value of our four outstanding swaps increased $807,000 during the 2003 fiscal year, resulting in an unrealized loss of $36,000, net of taxes, over the life of the instruments. This amount has been recognized as an adjustment to net income to arrive at comprehensive income as defined by the applicable accounting standards. Further, it has been recorded as a current liability and a decrease in stockholders' equity on our balance sheet.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2004 we had working capital of $637,000 compared to $5,061,000 on October 31, 2003, a decrease of $4,425,000. The decrease in working capital was primarily the result of our operating line of credit becoming current debt during the year. It is due April 1, 2005.

In addition, we used cash for capital expenditures, acquisitions, and repayment of debt in fiscal year 2004. Capital expenditures of $3,231,000 excluding acquisitions were applied to the purchase of bottling equipment, and coolers, brewers, bottles and racks related to Home and Office distribution. During the year, we also paid $3,104,000 for regularly scheduled debt repayments on our senior credit facility.

As of October 31, 2004, we had borrowed $1,500,000 on our working capital line of credit and $5,346,000 on our acquisition line of credit. We borrowed $3,746,000 from the acquisition line, spent $702,000 in cash, and gave $640,000 of notes to the sellers in fiscal year 2004 for acquisitions. In addition, there is $1,050,000 committed for letters of credit on our working capital line of credit.

As noted above, we sold the assets of our retail segments in March, 2004. The sale produced gross cash proceeds of $10,068,000. The proceeds were used reduce our debt as follows: $5,000,000 was used to pay down the senior term debt with Webster Bank and $5,000,000 was used to pay down our subordinated debt. Also, in conjunction with the sale we paid down $210,000 of senior and subordinated debt to other lenders. In addition, we received a promissory note from the buyer for $500,000 and we used $1,147,000 in cash for transactions related to the sale. Transaction costs primarily included severance and other personnel related costs, legal, accounting, and bank fees, and equipment and software transition costs.

On November 3, 2003 a swap agreement for $10,000,000 matured, on April 2, 2004 a swap agreement for $4,000,000 matured, and on August 5, 2004 another swap agreement for $4,000,000 matured. As of October 31, 2004, we had $10,000,000 of fixed rate debt in an outstanding swap agreement.

In fiscal year 2004 we reduced our deferred tax asset by $144,000 to reflect usage of federal net operating loss carryforwards. This reflects our utilization of net operating losses to offset taxes that would have been payable in cash for the period. We have increased the current portion and decreased the long-term portion of the deferred tax asset to reflect current estimates of future utilization. There is a total deferred tax asset of $2,105,000 as of October 31, 2004.

In 2003 and 2004, an independent firm completed a valuation of our business. We used the reports to determine that there was no impairment of goodwill related to acquisitions as of October 31, 2002 and 2003.

We expect that cash on hand and cash generated from future operations, combined with the operating line of credit with Webster Bank will provide sufficient cash flow for routine operations and growth until April 1, 2005 at which time any balance remaining on the operating line is payable and the acquisition line of credit will convert to a term note.

We believe that we will be able to negotiate acceptable terms with the Bank to extend the operating line of credit on a long term basis in conjunction with the existing senior financing arrangement, which runs until 2008. In addition, we are actively pursuing a new senior credit facility in an effort to continue to reduce our cost of capital. Whether it is by renewal of the line of credit or establishing a new senior credit facility, we are confident that we will have long term credit capacity to provide sufficient availability to supplement operating cash flows during our peak business cycles.

In the event we cannot refinance our current credit facility we would use cash flows from operations to pay the outstanding balance of the working capital line on April 1, 2005 and would seek additional sources of working capital to supplement operating cash flows during our peak business cycle. If we cannot pay the working capital line of credit upon maturity, it would constitute an event of default and the entire balance of the facility, approximately $25,754,000 as of October 31, 2004, would become due and payable. We expect the balance of the operating line of credit to be $2,000,000 as of April 1, 2005 Although, we feel the probability is remote, no assurance can be given that adequate financing at reasonable interest rates will be secured if more cash is needed other than that generated from operations. We are in compliance with the financial covenants of our financing agreements as of October 31, 2004 and current on our scheduled interest and principal payments for all of our financing arrangements.

In addition to our senior and subordinated debt commitments, we have significant future cash commitments, primarily in the form of operating leases that are not reported on the balance sheet. The following table sets forth our contractual commitments as of July 31, 2004:

Fiscal                           Interest on Fixed       Operating       Coffee Purchase
 Year              Debt (1)        Rate Debt (1)         Leases (2)      Commitments (3)          Total
------           -----------     -----------------       ----------      ---------------       -----------
2005             $ 6,141,000     $       2,112,000       $2,206,000      $       230,000       $10,689,000
2006               4,627,000     $       2,112,000        1,964,000                    0         8,703,000
2007               5,081,000     $       2,112,000        1,711,000                    0         8,904,000
2008              28,145,000     $       1,232,000        1,462,000                    0        30,839,000
2009                       0                     0        1,033,000                    0         1,033,000
Thereafter                 0                     0          973,000                    0           973,000
                 -----------     -----------------       ----------      ---------------       -----------
Total            $43,994,000     $       7,568,000       $9,349,000      $       230,000       $60,141,000
                 ===========     =================       ==========      ===============       ===========

(1) Please refer to Notes 11 and 21 to our Consolidated Financial Statements for additional information regarding our debt obligations.

(2) Please refer to Note 15 to our Consolidated Financial Statements for additional information regarding operating leases. We lease office space in several locations in the US.

(3) Please refer to "Commodity Price Risks -- Coffee" on page 25 of this report for additional information on our coffee supply agreements.

The debt obligation in fiscal year 2005 includes payoff of the operating line of credit balance as of October 31, 2004 which matures in March 2005. As of the date of this report, we have no other material contractual obligations or commitments.

Factors Affecting Future Cash Flow

As mentioned above, we are in the process of actively pursuing new financing. We are seeking either to renew our operating line of credit or obtain other financing to continue to have sufficient cash, on a seasonal basis, to operate our business. In addition, we will continue to pursue an active program of evaluating acquisition opportunities. As a result, we anticipate that we may use capital resources and financing from outside sources in order to complete any further acquisitions. Finally, since we have relied on debt to finance our acquisition strategy and accumulated a significant amount of debt, it is our objective to continue to lower our blended interest rate by maximizing our senior debt capacity and retiring as much of our higher rate subordinated debt as possible.

However, interest rates have been trending up and we continue to be exposed to market rates. See Item 7A for a discussion of interest rate risk. In addition, we would expect inventory and capital spending in fiscal year 2005 to remain relatively unchanged from 2004, which likewise will not increase the availability of cash. We expect that cash on hand and cash generated from future operations combined with the operating line of credit will provide sufficient cash flow for routine operations and growth in the foreseeable future. There is no assurance that financing will be available on acceptable terms or at all to execute future plans.

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

Goodwill - Intangible Asset Impairment

We have acquired a significant number of companies. The difference between the value of the assets and liabilities acquired, including transaction costs, and the purchase price is recorded as goodwill. If goodwill is not impaired, it remains as an asset on our balance sheet at the value acquired. If it is impaired, we are required to write down the asset to an amount that accurately reflects its carrying value. We have had an independent valuation of the Home and Office reporting unit performed, where all goodwill is recorded. By comparing the fair value of the reporting unit to the carrying value of the goodwill, we have determined that it is not impaired. In providing the valuation, the valuation company has relied, in part, on projections of future cash flows of the assets that we provided. If these projections change in the future, there may be a material impact on the valuation of goodwill, resulting in impairment of the asset.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISKS

At October 31, 2004, we had approximately $16,400,000 of long-term debt subject to variable interest rates. Under the loan and security agreement with Webster Bank, we currently pay interest at a rate of LIBOR plus a margin of 2.25%. A hypothetical 100 basis point increase in the LIBOR rate would result in an additional $164,000 of interest expense on an annualized basis. Conversely, a decrease would result in a proportionate interest cost savings.

We have fixed the interest rate on $10,000,000 of debt at 4.99% with a swap agreement until June 2006. Currently, this is a rate favorable to the market. We will continue to evaluate swap rates as agreements mature. They serve to stabilize our cash flow and expense but ultimately may cost more or less in interest than if we had carried all of our debt at a variable rate over the swap term. Our strategy is to keep the fixed and variable portions of our senior debt approximately equal to offset and minimize the respective risk of rising and falling interest rates. Future low rates may compel us to fix a higher portion to further stabilize cash flow and expenses as we monitor short and long term rates and debt balances.

COMMODITY PRICE RISKS

Coffee

The cost of our coffee purchases are dictated by commodity prices. Currently, we are purchasing green coffee on the spot market and fixed price contracts with our vendors. We enter into contracts to mitigate market fluctuation of these costs by fixing the price for certain periods. Currently we have fixed the price of our anticipated supply through January 2005 at a "green" price of $.82 -$1.00 per pound. We are not insulated from price fluctuations beyond that date. At our existing sales levels, an increase in pricing of $.10 per pound would increase our total cost for coffee $75,000. In this case, competitors that had fixed pricing might have a competitive advantage.

Diesel Fuel

We own and operate vehicles to deliver product to customers. The cost of fuel to operate these vehicles fluctuates over time. During the most recent quarter, fuel prices have increased significantly. We estimate that a $0.10 increase per gallon in fuel cost would result in an increase to operating costs of approximately $60,000. In aggregate, we have spent approximately an additional $120,000 on fuel as a result of higher prices in fiscal year 2004 compared to 2003.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial statements and their footnotes are set forth on pages F-1 through F-25.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference from the Proxy Statement for our Annual Meeting of Stockholders scheduled to be held April 13, 2005.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference from the Proxy Statement for our Annual Meeting of Stockholders scheduled to be held April 13, 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information required by this Item is incorporated by reference from the Proxy Statement for our Annual Meeting of Stockholders scheduled to be held April 13, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item is incorporated by reference from the Proxy Statement for our Annual Meeting of Stockholders scheduled to be held April 13, 2005.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference from the Proxy Statement for our Annual Meeting of Stockholders scheduled to be held April 13, 2005.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) The following documents are filed as part of this report:

      Financial Statements

            Reference is made to the Financial Statements included in Item 8 of
            Part II hereof.

b) Exhibits as required by Item 601 of Regulation S-K:

Exhibit
 Number        Description
-------        -----------
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

10.3*          1999 Employee Stock Purchase Plan. (Incorporated by reference to
               Exhibit A of the 1999 Definitive Proxy Statement dated May 15,
               1999.)

10.4* Employment Agreement dated January 1, 2005 between the Company and Timothy G. Fallon.

10.5*          Employment Agreement between the Company and Bruce S. MacDonald.
               (Incorporated by reference to Exhibit 10.14 of the S-4
               Registration Statement.)

10.6* Employment Agreement dated January 1, 2005 between the Company and Peter K. Baker.

10.7*          Employment Agreement January 1, 2005 between the Company and John
               B. Baker.

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

10.10          Lease of Grounds in Stamford, Connecticut from Henry E. Baker.
               (Incorporated by reference to Exhibit 10.24 of the S-4
               Registration Statement.)

10.11          Lease of Building in Stamford, Connecticut from Henry E. Baker.
               (Incorporated by reference to Exhibit 10.23 of the S-4
               Registration Statement.)

10.12          Amended and Restated Loan and Security Agreement between the
               Company and Webster Bank, M &T Bank, Banknorth Group, and
               Rabobank dated December 29, 2004.

10.13          Form of Amended and Restated Term Note from the Company to
               Webster Bank and participants dated December 29, 2004.

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

10.19          Reaffirmation of Subordination from Henry E. Baker to Webster
               Bank dated December 29, 2004.

10.20 Reaffirmation of Subordination from Joan Baker to Webster Bank dated December 29, 2004.

10.21 Reaffirmation of Subordination from John B. Baker to Webster Bank dated December 29, 2004.

10.22          Reaffirmation of Subordination from Peter K. Baker to Webster
               Bank dated December 29, 2004.

10.23          Reaffirmation of Subordination from Ross S. Rapaport, Trustee, to
               Webster Bank dated December 29, 2004.

10.24          Form of Amended and Restated Acquisition/Capital Line of Credit
               Note from the Company to Webster Bank and participants dated
               December 29, 2004.

10.25 Form of Amended and Restated Revolving Line of Credit Note from the Company to Webster Bank and participants dated December 29, 2004.

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

10.30* 2004 Stock Incentive Plan. (Incorporated by reference to Annex B to the Definitive Proxy Statement dated March 9, 2004.)

10.31*         Amendment to Non-Incentive Stock Option Agreement dated as of
               September 12, 1997 between the Company and Robert Getchell.
               (Incorporated by reference to Exhibit 10.3 of Registration
               Statement on Form S-8, File No. 333-100310 dated October 4,
               2002.)

10.32*         Amendment to Non-Incentive Stock Option Agreement dated as of
               September 12, 1997 between the Company and Beat Schlagenhauf.
               (Incorporated by reference to Exhibit 10.5 of Registration
               Statement on Form S-8, File No. 333-100310 dated October 4,
               2002.)

10.33* Non-Incentive Stock Option Agreement dated as of May 15, 1995 between the Company and Norman Rickard. (Incorporated by reference to Exhibit 10.8 from Registration Statement on Form
               S-8, No. 33-95908.)

10.34*         Amendment to Non-Incentive Stock Option Agreement dated as of
               September 12, 1997 between the Company and Norman Rickard.
               (Incorporated by reference to Exhibit 10.7 of Registration
               Statement on Form S-8, File No. 333-100310 dated October 4,
               2002.)

10.35* Non-Incentive Stock Option Agreement dated as of December 6, 1995 between the Company and David Preston. (Incorporated by reference to Exhibit 10.8 of Registration Statement on Form S-8, File No.
               333-100310 dated October 4, 2002.)

10.36*         Amendment to Non-Incentive Stock Option Agreement dated as of
               September 12, 1997 between the Company and David Preston.
               (Incorporated by reference to Exhibit 10.9 of Registration
               Statement on Form S-8, File No. 333-100310 dated October 4,
               2002.)

10.37* Non-Incentive Stock Option Agreement dated as of July 24, 1996 between the Company and Robert Getchell. (Incorporated by reference to Exhibit 10.12 of Registration Statement on Form S-8,
               File No. 333-100310 dated October 4, 2002.)

10.38* Non-Incentive Stock Option Agreement dated as of July 24, 1996 between the Company and Beat Schlagenhauf. (Incorporated by reference to Exhibit 10.13 of Registration Statement on Form S-8,
               File No. 333-100310 dated October 4, 2002.)

10.39* Non-Incentive Stock Option Agreement dated as of July 24, 1996 between the Company and Norman Rickard. (Incorporated by reference to Exhibit 10.14 of Registration Statement on Form S-8,
               File No. 333-100310 dated October 4, 2002.)

10.40* Non-Incentive Stock Option Agreement dated as of July 24, 1996 between the Company and David Preston. (Incorporated by reference to Exhibit 10.15 of Registration Statement on Form S-8, File No.
               333-100310 dated October 4, 2002.)

21             Subsidiaries of the Registrant

23.1           Consent of Independent Registered Public Accounting Firm

23.2           Consent of Independent Registered Public Accounting Firm

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

                                VERMONT PURE HOLDINGS, LTD.

                                    By: /s/ Timothy G. Fallon
                                       ---------------------------------------
Dated: January 31, 2005             Timothy G. Fallon, Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                            Title                                    Date
----                            -----                                    ----
/s/ David R. Preston            Chairman of the Board of Directors       January 31, 2005
--------------------
David R. Preston

/s/ Henry E. Baker              Director, Chairman Emeritis              January 31, 2005
------------------
Henry E. Baker

/s/ John B. Baker               Executive Vice President and Director    January 31, 2005
-----------------
John B. Baker

/s/ Peter K. Baker              President and Director                   January 31, 2005
------------------
Peter K. Baker

/s/ Philip Davidowitz           Director                                 January 31, 2005
---------------------
Phillip Davidowitz

/s/ Timothy G. Fallon           Director                                 January 31, 2005
---------------------
Timothy G. Fallon

/s/ Robert C. Getchell          Director                                 January 31, 2005
----------------------
Robert C. Getchell

/s/ Carol R. Lintz              Director                                 January 31, 2005
------------------
Carol R. Lintz

/s/ Ross S. Rapaport            Director                                 January 31, 2005
--------------------
Ross S. Rapaport

/s/ Norman E. Rickard           Director                                 January 31, 2005
---------------------
Norman E. Rickard

/s/ Beat Schlagenhauf           Director                                 January 31, 2005
---------------------
Beat Schlagenhauf

/s/ Bruce S. MacDonald          Chief Financial Officer and Secretary    January 31, 2005
----------------------
Bruce S. MacDonald

                     EXHIBITS TO VERMONT PURE HOLDINGS, LTD.
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2004
                             EXHIBITS FILED HEREWITH

Exhibit
Number         Description
------         -----------
10.4*          Employment Agreement dated January 1, 2005 between the Company and Timothy G. Fallon.

10.6* Employment Agreement dated January 1, 2005 between the Company and Peter K. Baker.

10.7* Employment Agreement January 1, 2005 dated between the Company and John B. Baker.

10.12          Amended and Restated Loan and Security Agreement between the
               Company and Webster Bank, M &T Bank, Banknorth Group, and
               Rabobank dated December 29, 2004.

10.13          Form of Amended and Restated Term Note from the Company to
               Webster Bank and participants dated December 29, 2004.

10.19          Reaffirmation of Subordination from Henry E. Baker to Webster
               Bank dated December 29, 2004.

10.20 Reaffirmation of Subordination from Joan Baker to Webster Bank dated December 29, 2004.

10.21 Reaffirmation of Subordination from John B. Baker to Webster Bank dated December 29, 2004.

10.22          Reaffirmation of Subordination from Peter K. Baker to Webster
               Bank dated December 29, 2004.

10.23          Reaffirmation of Subordination from Ross S. Rapaport, Trustee, to
               Webster Bank dated December 29, 2004.

10.24          Form of Amended and Restated Acquisition/Capital Line of Credit
               Note from the Company to Webster Bank and participants dated
               December 29, 2004.

10.25 Form of Amended and Restated Revolving Line of Credit Note from the Company to Webster Bank and participants dated December 29, 2004.

21             Subsidiaries of the Registrant

23.1           Consent of Independent Registered Public Accounting Firm

23.2           Consent of Independent Registered Public Accounting Firm

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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                             PAGE
                                                                          ----------
Independent Auditors' Reports                                             F-1

Financial Statements:

     Consolidated Balance Sheets,
      October 31, 2004 and 2003                                           F-3

     Consolidated Statements of Operations,
      Fiscal Years Ended October 31, 2004, 2003, and 2002                 F-4

     Consolidated Statements of Stockholders' Equity
      and Comprehensive Income
      Fiscal Years Ended October 31, 2004, 2003, and 2002                 F-5

     Consolidated Statements of Cash Flows,
      Fiscal Years Ended October 31, 2004, 2003, and 2002                 F-6

     Notes to Consolidated Financial Statements                           F-7 - F-25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Vermont Pure Holdings, Ltd.
Williston, Vermont

We have audited the accompanying consolidated balance sheets of Vermont Pure Holdings, Ltd. and subsidiaries (the "Company") as of October 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Vermont Pure Holdings, Ltd. and subsidiaries at October 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

January 18, 2005
Hartford, Connecticut

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Vermont Pure Holdings, Ltd.
Williston, VT 05495

We have audited the accompanying consolidated statement of operations, changes in stockholders' equity and cash flows of Vermont Pure Holdings Ltd. and Subsidiaries for the year ended October 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations, changes in stockholders' equity and cash flows of Vermont Pure Holdings Ltd. and Subsidiaries for the year ended October 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRASSI & CO., CPAs, P.C.
GRASSI & CO., CPAs, P.C.
Certified Public Accountants

New York, New York
December 13, 2002
(Except Note 19 which is dated January 28, 2005).

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                               October 31,
                                                                     ----------------------------
                                                                         2004            2003
                                                                     ------------    ------------
                                ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                          $    783,445    $  1,170,321
  Accounts receivable - net of reserve of $303,304 and $335,321
    for 2004 and 2003, respectively                                     7,065,530       6,198,942
  Inventories                                                           1,069,834       1,018,970
  Current portion of deferred tax asset                                 1,439,446       1,093,000
  Other current assets                                                  1,665,831       1,761,617
  Unrealized gain on derivatives                                          103,100               -
  Discontinued operations                                                       -       3,876,654
                                                                     ------------    ------------

      TOTAL CURRENT ASSETS                                             12,127,186      15,119,504
                                                                     ------------    ------------

PROPERTY AND EQUIPMENT - net of accumulated depreciation               12,147,200      13,482,857
Discontinued Operations                                                         -       7,142,676
                                                                     ------------    ------------
TOTAL PROPERTY AND EQUIPMENT                                           12,147,200      20,625,533
                                                                     ------------    ------------

OTHER ASSETS:
  Goodwill                                                             74,772,591      72,899,355
  Other intangible assets - net of accumulated amortization             3,734,899       1,247,994
  Deferred tax asset                                                      665,271       1,156,000
  Other assets                                                            536,000         285,678
                                                                     ------------    ------------

      TOTAL OTHER ASSETS                                               79,708,761      75,589,027
                                                                     ------------    ------------

TOTAL ASSETS                                                         $103,983,147    $111,334,064
                                                                     ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long term debt                                  $  6,140,635    $  3,148,274
  Accounts payable                                                      2,828,787       2,318,720
  Accrued expenses                                                      2,318,486       2,329,163
  Current portion of customer deposits                                    202,244         169,504
  Unrealized loss on derivatives                                                -          35,504
  Discontinued operations                                                       -       2,056,938
                                                                     ------------    ------------

      TOTAL CURRENT LIABILITIES                                        11,490,152      10,058,103

  Long term debt, less current portion                                 37,853,696      48,273,782
  Customer deposits                                                     3,168,483       2,655,560
                                                                     ------------    ------------

      TOTAL LIABILITIES                                                52,512,331      60,987,445
                                                                     ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock - $.001 par value, 50,000,000 authorized shares
    21,569,711 issued and 21,498,161 outstanding shares as of
    July 31, 2004 and 21,430,987 issued and 21,359,437
    outstanding as of October 31, 2003                                     21,569          21,431
  Additional paid in capital                                           57,869,411      57,535,069
  Treasury stock, at cost, 71,550 shares as of October 31, 2003
    and 2004                                                             (264,735)       (264,735)
  Accumulated deficit                                                  (6,258,531)     (6,909,642)
  Accumulated other comprehensive income (loss)                           103,100         (35,504)
                                                                     ------------    ------------
      TOTAL STOCKHOLDERS' EQUITY                                       51,470,815      50,346,619
                                                                     ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $103,983,146    $111,334,064
                                                                     ============    ============

      See the accompanying notes to the consolidated financial statements.

                      VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        Fiscal Year Ended October 31,
                                                                ------------------------------------------
                                                                    2004           2003           2002
                                                                ------------   ------------   ------------
NET SALES                                                       $ 52,473,401   $ 49,854,313   $ 49,068,325

COST OF GOODS SOLD                                                22,777,542     20,799,833     19,059,180
                                                                ------------   ------------   ------------

GROSS PROFIT                                                      29,695,859     29,054,480     30,009,145
                                                                ------------   ------------   ------------

OPERATING EXPENSES:
  Selling, general and administrative expenses                    23,713,854     22,190,138     20,410,354
  Advertising expenses                                             1,048,835        802,297      1,104,248
  Amortization                                                       409,380        186,060        232,201
  Other compensation                                                  34,234         38,997         52,400
                                                                ------------   ------------   ------------

TOTAL OPERATING EXPENSES                                          25,206,303     23,217,492     21,799,203
                                                                ------------   ------------   ------------

INCOME FROM OPERATIONS                                             4,489,556      5,836,988      8,209,942
                                                                ------------   ------------   ------------

OTHER EXPENSE:
          Interest                                                (3,506,769)    (4,268,958)    (4,408,791)
          Gain/(Loss) on disposal of property and equipment            9,649         (1,523)      (228,025)
          Miscellaneous                                             (152,838)             -        (60,574)
                                                                ------------   ------------   ------------

TOTAL OTHER EXPENSE                                               (3,649,958)    (4,270,481)    (4,697,390)
                                                                ------------   ------------   ------------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE          839,598      1,566,507      3,512,552

INCOME TAX EXPENSE                                                   348,708        604,974      1,443,620
                                                                ------------   ------------   ------------

INCOME FROM CONTINUING OPERATIONS                                    490,890        961,533      2,068,932

DISCONTINUED OPERATIONS:
  (Loss) income from discontinued operations                         (78,555)       637,044        747,903
  Gain on disposal of discontinued operations                        352,535              -              -
  Income tax expense from discontinued operations                   (113,759)      (246,022)      (307,380)
                                                                ------------   ------------   ------------
INCOME FROM DISCONTINUED OPERATIONS                                  160,221        391,022        440,523
                                                                ------------   ------------   ------------

NET INCOME                                                      $    651,111   $  1,352,555   $  2,509,455
                                                                ============   ============   ============

NET INCOME PER SHARE - BASIC
  Continuing operations                                         $       0.02           0.04           0.10
  Discontinued operations                                               0.01           0.02           0.02
                                                                ------------   ------------   ------------
NET INCOME                                                      $       0.03   $       0.06   $       0.12
                                                                ============   ============   ============

NET INCOME PER SHARE - DILUTED
  Continuing operations                                         $       0.02           0.04           0.09
  Discontinued operations                                               0.01           0.02           0.02
                                                                ------------   ------------   ------------
NET INCOME                                                      $       0.03   $       0.06   $       0.11
                                                                ============   ============   ============

WEIGHTED AVERAGE SHARES USED IN COMPUTATION - BASIC               21,497,251     21,282,294     21,091,837
                                                                ============   ============   ============
WEIGHTED AVERAGE SHARES USED IN COMPUTATION - DILUTED             21,574,515     21,764,698     22,035,269
                                                                ============   ============   ============

      See the accompanying notes to the consolidated financial statements.

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME


                                                                   Additional
                                              Common      Stock      Paid in    Treasury    Stock
                                              Shares    Par Value    Capital     Shares    Amount
                                            ----------  ---------  -----------  --------  ---------
Balance, October 31, 2001                   20,767,670     20,768   55,562,599         -  $       -

Common stock issued for acquisition            213,912        214      704,413

Stock compensation                              12,105         12       52,388

Exercise of stock options                      179,500        179      482,859

Shares purchased under employee
  stock plan                                    62,740         63      220,834

Net income

Unrealized gain on derivatives

                                            ----------  ---------  -----------  --------  ---------
Balance, October 31, 2002                   21,235,927     21,236   57,023,093         -  $       -

Stock compensation                               9,285          9       38,988

Exercise of stock options                      125,000        125      281,124

Treasury stock purchase                        (71,550)                           71,550  $(264,735)

Shares purchased under employee                 60,775         61      191,864
  stock plan

Net income

Unrealized gain on derivatives

                                            ----------  ---------  -----------  --------  ---------
Balance, October 31, 2003                   21,359,437  $  21,431  $57,535,069    71,550  $(264,735)
                                            ==========  =========  ===========  ========  =========

Stock compensation                               7,484          7       56,350

Exercise of stock options                       33,200         33       82,967

Restricted Stock Grants                         26,000         26       57,174

Shares purchased under employee                 72,040         72      179,777
  stock plan

Officer share purchases                                                  5,741

Deferred Compensation                                                  (47,667)

Net income

Unrealized gain on derivatives

                                            ----------  ---------  -----------  --------  ---------
Balance, October 31, 2004                   21,498,161  $  21,569  $57,869,411    71,550  $(264,735)
                                            ==========  =========  ===========  ========  =========

                                                           Accumulated
                                                              Other
                                            Accumulated    Comprehensive                  Comprehensive
                                              Deficit       Gain (Loss)        Total          Income
                                            ------------   -------------   ------------   -------------
Balance, October 31, 2001                    (10,771,652)       (973,537)    43,838,178

Common stock issued for acquisition                                             704,627

Stock compensation                                                               52,400

Exercise of stock options                                                       483,038

Shares purchased under employee
  stock plan                                                                    220,897

Net income                                     2,509,455                      2,509,455   $   2,509,455

Unrealized gain on derivatives                                   130,639        130,639         130,639

                                            ------------   -------------   ------------   -------------
Balance, October 31, 2002                     (8,262,197)       (842,898)    47,939,234   $   2,640,094
                                                                                          =============

Stock compensation                                                               38,997

Exercise of stock options                                                       281,249

Treasury stock purchase                                                        (264,735)

Shares purchased under employee                                                 191,925
  stock plan

Net income                                     1,352,555                      1,352,555   $   1,352,555

Unrealized gain on derivatives                                   807,394        807,394         807,394

                                            ------------   -------------   ------------   -------------
Balance, October 31, 2003                   $ (6,909,642)  $     (35,504)  $ 50,346,619   $   2,159,949
                                            ============   =============   ============   =============

Stock compensation                                                               56,357

Exercise of stock options                                                        83,000

Restricted Stock Grants                                                          57,200

Shares purchased under employee                                                 179,849
  stock plan

Officer share purchases                                                           5,741

Deferred Compensation                                                           (47,667)

Net income                                       651,111                        651,111   $     651,111

Unrealized gain on derivatives                                   138,604        138,604         138,604

                                            ------------   -------------   ------------   -------------
Balance, October 31, 2004                   $ (6,258,531)  $     103,100   $ 51,470,815   $     789,715
                                            ============   =============   ============   =============

      See the accompanying notes to the consolidated financial statements.

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Fiscal Year Ended October 31,
                                                                                      ------------------------------------------
                                                                                          2004           2003           2002
                                                                                      ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                          $    651,111   $  1,352,555   $  2,509,455

Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                                         5,091,470      5,074,159      4,398,432
    Provision for bad debts                                                                366,844        598,142        443,633
    Amortization                                                                           409,380        186,060        232,201
    Change in deferred tax asset                                                           144,283        585,776      1,779,000
    (Gain) Loss on disposal of property and equipment                                       (9,649)        42,137        228,025
    Gain on sale of a segment of business                                                 (352,535)             -              -
    Non cash compensation                                                                   34,234         38,997         52,400
    Loss on investment in CDS                                                              152,838

Changes in assets and liabilities (net of effect of acquisitions):
    Accounts receivable                                                                   (154,303)    (1,011,285)      (689,447)
    Inventories                                                                           (594,561)     1,102,285       (919,755)
    Other current assets                                                                    45,636       (559,154)     1,125,000
    Other assets                                                                          (136,027)       603,765        (21,676)
    Accounts payable                                                                       178,516        446,557       (594,173)
    Accrued expenses                                                                      (477,290)       (58,536)      (483,191)
    Customer deposits                                                                      235,867       (157,212)       187,860
                                                                                      ------------   ------------   ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                5,585,814      8,244,246      8,247,764
                                                                                      ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                                           (3,231,338)    (4,171,835)    (4,692,785)
    Proceeds from sale of a segments of business - net of transaction costs              8,921,693              -              -
    Proceeds from sale of property and equipment                                           584,565        106,526        271,262
    Cash used for acquisitions - net of cash acquired                                   (4,448,477)    (3,953,692)    (4,987,073)
    Other investing activities                                                                   -       (116,236)             -
                                                                                      ------------   ------------   ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                      1,826,443     (8,135,237)    (9,408,596)
                                                                                      ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from line of credit borrowings                                              6,689,248      1,866,433      3,865,706
    Proceeds from debt                                                                           -      3,746,653      4,200,000
    Payments on line of credit                                                          (1,443,248)    (1,866,433)    (3,865,706)
    Principal payments of debt                                                         (13,313,725)    (3,545,984)    (4,190,123)
    Exercise of stock options                                                               83,000        281,249        483,039
    Purchase of treasury stock                                                                   -       (264,735)             -
    Proceeds from sale of common stock                                                     185,590        191,925        220,897
                                                                                      ------------   ------------   ------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                     (7,799,135)       409,108        713,813
                                                                                      ------------   ------------   ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                      (386,878)       518,117       (447,019)

CASH AND CASH EQUIVALENTS - beginning of year                                            1,170,321        652,204      1,099,223
                                                                                      ------------   ------------   ------------

CASH AND CASH EQUIVALENTS - end of year                                               $    783,443   $  1,170,321   $    652,204
                                                                                      ============   ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest                                                                $  3,715,739   $  4,398,114   $  4,556,831
                                                                                      ============   ============   ============

Cash paid for taxes                                                                   $     72,079   $    360,238   $    193,372
                                                                                      ============   ============   ============

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Notes payable issued in acquisitions                                                  $    640,000   $    200,000   $          -
Note receivable on sales of segments of business                                          (500,000)             -              -
                                                                                      ------------   ------------   ------------
                                                                                      $    140,000   $    200,000   $          -
                                                                                      ============   ============   ============

      See the accompanying notes to the consolidated financial statements.

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS OF THE COMPANY

      Vermont Pure Holdings, Ltd. and Subsidiaries (collectively, the "Company") is engaged in the production, marketing and distribution of bottled water and distribution of coffee, ancillary products, and other office refreshment products. Through February, 2004, when the Company divested the retail segments of its business, the Company's products were sold, predominantly in the Northeast, as well as in the Mid-Atlantic and Mid-Western United States. Distribution was accomplished through a network of independent beverage distributors and with the Company's own trucks and employees. Commencing March 2004, the Company operated exclusively as a home and office delivery business, using its own trucks to distribute throughout New England, New York, and New Jersey.

2.    SIGNIFICANT ACCOUNTING POLICIES

            a. Basis of Presentation - For 2002 and 2003, the consolidated financial statements include the accounts of Vermont Pure Holdings, Ltd. and its wholly-owned subsidiaries, Vermont Pure Springs, Inc., Crystal Rock Spring Water Company ("Crystal Rock"), Excelsior Spring Water Company Inc. and Adirondack Coffee Services. In 2004, the Company merged the subsidiaries mentioned above into Vermont Pure Holdings, Ltd. All material inter-company profits, transactions, and balances have been eliminated in consolidation.

            b. Cash Equivalents - The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.

            c. Inventories - In 2002 and 2003, inventories consisted primarily of the packaging material, labor and overhead content of the Company's products and were stated at the lower of cost or market using average costing. In 2004, inventories primarily consist of products that are purchased for resale are stated at the lower of cost or market on a first in, first out basis.

            d. Property and Equipment - Property and equipment are stated at cost net of accumulated depreciation. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets, which range from three to ten years for equipment, and from ten to forty years for buildings and improvements.

            e. Goodwill and Other - The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142 which eliminates the amortization of goodwill and other intangible assets with indefinite lives. Intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives (defined by SFAS No. 142 as the period over which the asset is expected to contribute to the future cash flows of the entity). Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The amount of impairment for goodwill and other intangible assets is measured as the excess of their carrying values over their implied fair values. The Company conducted assessments of the carrying value of its goodwill as required by SFAS No. 142 in the third quarter of fiscal years 2004 and 2003, and, as a result, the Company concluded that there was no current impairment of goodwill as of such date. The Company will conduct assessments of the carrying value of its goodwill annually and when other indicators are present.

            In accordance with SFAS No. 142, the Company discontinued amortization of goodwill effective November 1, 2001.

      f. Securities Issued for Services - The Company follows the accounting treatment prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" when accounting for stock-based compensation granted to employees and directors. Any stock-based compensation awards to non-employees and non-directors are accounted for using the provisions of Emerging Issues Task Force No. 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services."

            Pro-forma information regarding net income and net income per share is presented below as if the Company had accounted for its employee stock options under the fair value method using SFAS No. 123, Accounting for Stock Based Compensation, net of tax. Such pro forma information is not necessarily representative of the effects on reported net income for future years due primarily to option vesting periods and to the fair value of additional options in future years.

                                                            Years Ended
                                                            October 31,
                                                2004           2003            2002
                                              --------      -----------     ----------
Net Income - As Reported                      $651,111      $ 1,352,555     $2,509,455

Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all
awards, net of related tax effects             347,626          249,656        633,742
                                              --------      -----------     ----------
Pro Forma Net Income                          $303,485      $ 1,102,899     $1,875,713
                                              ========      ===========     ==========

Basic Net Income Per Share:

        As Reported                           $    .03      $       .06     $      .12
                                              ========      ===========     ==========
        Pro Forma                             $    .01      $       .05     $      .09
                                              ========      ===========     ==========
Diluted Net Income Per Share:

        As Reported                           $    .03      $       .06     $      .11
                                              ========      ===========     ==========
        Pro Forma                             $    .01      $       .05     $      .09
                                              ========      ===========     ==========

            The weighted average fair values of the options granted for the respective fiscal years, using the Black-Scholes option pricing model, were $1.15, $1.70, and $2.26, respectively.

            Assumptions used for estimating the fair value of the options on the date of grant under the Black-Scholes option pricing model are as follows for the fiscal years ended October 31, 2004, 2003 and 2002:

                                               2004         2003           2002
                                             --------     ---------      ---------
Expected Dividend Yield                       0%            0%              0%
Expected Life                                 5 Years       5 Years         5 Years
Risk free Interest Rate                       3.0%          5.7%            5.7%
Volatility                                    39%           36%             54%

      g. Net Income Per Share - Net income per share is based on the weighted average number of common shares outstanding during each period. Potential common shares are included in the computation of diluted per share amounts outstanding during each period that income is reported. In periods in which the Company reports a loss, potential common shares are not included in the diluted earnings per share calculation since the inclusion of those shares in the calculation would be anti-dilutive. As required by SFAS No. 128, the Company considers outstanding "in-the-money" stock options as potential common stock in its calculation of diluted earnings per share and uses the treasury stock method to calculate the applicable number of shares.

      h. Advertising Expenses - The Company expenses advertising costs at the time the advertising begins to run with the exception of advertising from which it derives direct responses from customers. The Company expenses direct response advertising, which consists of Yellow Pages advertising, over a period of twelve months consistent with its expected period of future benefit based on historical responses. Prepaid advertising at October 31, 2004 and 2003 was $288,000 and $302,000, respectively, and is included in other current assets on the accompanying consolidated balance sheets.

      i. Slotting Fees - Slotting fees are paid to individual supermarkets and supermarket chains to obtain initial shelf space for new products. Fees vary from store to store. The payment of slotting fees does not guarantee that the Company's product will be carried for any definite period of time. The Company pays for such fees either in cash, by providing free goods, or by issuing credits for previously sold goods. The cost of the slotting fees is valued at the amount of cash paid or the fair value of the goods provided in exchange. The Company expenses slotting fees when the obligation is incurred. Slotting fees were not incurred following the sale of the retail segments of the business.

      j. Customer Deposits - Customers receiving home or office delivery of water pay the Company a deposit for the water bottle that is refunded when the bottle is returned. Based on historical experience, the Company uses an estimate of the deposits it expects to refund over the next twelve months to determine the current portion of the liability, and classifies the balance of the amount as a long term liability.

      k. Income Taxes - The Company uses SFAS 109 when calculating its tax expense and the value of tax related assets and liabilities. This requires that the tax impact future events be considered when determining the value of assets and liabilities in its financial statements and tax returns. The Company accounts for income taxes under the liability method. Under the liability method, a deferred tax asset or liability is determined based upon the tax effect of the differences between the financial statement and tax basis of assets and liabilities as measured by the enacted rates that will be in effect when these differences reverse.

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

      n. Impairment for Long-Lived and Intangible Assets - The Company reviews long-lived assets and certain identifiable intangible assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. Recoverability is assessed based on estimated undiscounted future cash flows. At October 31, 2004 and 2003, the Company believes that there has been no impairment of its long-lived and intangible assets.

      o. Revenue Recognition - Revenue is recognized when products are delivered to customers through the Company's home and office distribution channel. For consumer retail products, revenue is recognized upon shipment or delivery of the product based on the terms of the F.O.B. arrangements with the customer.

      p. Shipping and Handling Costs - The Company classifies shipping and handling costs as a component of selling, general and administrative expenses. Shipping and handling costs were approximately $706,000, $2,308,000, and $2,030,000 for fiscal years ended October 31, 2004, 2003 and 2002, respectively. The Company does not charge these costs to its customers. These charges apply to the retail segment of business that the Company disposed of in March, 2004.

3.    RECENT ACCOUNTING PRONOUNCEMENTS

   In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, and Amendment of ARB No. 43, Chapter 4." SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 is effective for inventory costs incurred after October 31, 2005. The Company does not believe SFAS No. 151 will have a material impact on its consolidated financial statements.

   Also in November 2004, the FASB issued SFAS No. 152 "Accounting for Real Estate Time Sharing Transactions, an Amendment of FASB Statements No. 66 and 67," and SFAS No. 153, "Exchange of Nonmonetary Assets, and Amendment of APB Opinion No. 29." These statements are not expected to have a material impact on the Company's consolidated financial condition or results of operations.

   In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," ("SFAS 123R"), which requires that the cost resulting for all share-based payment transactions be recognized in the financial statements. This statement is effective for the Company as of August 1, 2005.

4.    SEGMENTS

   The Company has historically prepared detailed information to evaluate its operations on a segment basis. It accounted for the business in three separate segments, "Retail", "Retail-Gallons" and "Home and Office." Following the sale by the Company of its two retail segments in March 2004, its remaining operations consist solely of the Home and Office business. As a result of the sale, the results of operations for the retail segments are classified as discontinued operations in the periods reported. Consequently, the Company will not report segment information in this report.

5.    MERGERS AND ACQUISITIONS

   During 2004, Vermont Pure Holdings, Ltd. made seven acquisitions and merged these into the Company's Home and Office operations:

   The purchase price paid for the acquisitions is was follows:

Cash                                                                               $ 4,331,351
Notes Payable                                                                          640,000
Acquisition Costs                                                                      552,125
                                                                                   -----------
                                                                                   $ 5,523,476
                                                                                   ===========

   The operating results of the acquired entities have been included in the accompanying statements of operations since their respective dates of acquisition.

   The allocation of purchase price related to these acquisitions is as follows:

Accounts Receivable                                                               $    296,189
Inventory                                                                            1,048,320
Goodwill                                                                             1,875,263
Other Intangibles                                                                    2,613,500
Bottle Deposits                                                                       (309,796)
                                                                                  ------------
Purchase Price                                                                    $  5,523,476
                                                                                  ============

   The following table summarizes the pro forma consolidated condensed results of operations (unaudited) of the Company for the fiscal years ended October 31, 2004 and October 31, 2003 as though the acquisitions had been consummated at the beginning of the periods presented:

                                                                          October 31,
                                                                  -------------------------
                                                                     2004          2003
                                                                  -----------   -----------
                                                                          (Unaudited)
Total Sales                                                       $56,502,401   $54,617,313
                                                                  ===========   ===========
  Net Income                                                      $   741,113   $ 1,512,555
                                                                  ===========   ===========
  Net  Income Per Share - Diluted                                 $      0.03   $      0.07
                                                                  ===========   ===========
  Weighted Average Common Shares
  Outstanding - Diluted                                            21,574,515    21,764,698
                                                                  ===========   ===========

   During 2003, the purchase price paid for acquisitions was as follows:

Cash                                                              $ 3,888,764
Notes Payable                                                         200,000
Acquisition Costs                                                      64,928
                                                                  -----------
                                                                  $ 4,153,692
                                                                  ===========

   The operating results of the acquired entities have been included in the accompanying statements of operations since their respective dates of acquisition.

   The allocation of the purchase price of the 2003 acquisitions is as follows:

Accounts Receivable                                               $  895,620
Inventory                                                            116,875
Goodwill                                                           2,355,232
Other Intangibles                                                    785,965
                                                                  ----------
Purchase Price                                                    $4,153,692
                                                                  ==========

   The following table summarizes the pro forma consolidated condensed results of operations (unaudited) of the Company for the fiscal years ended October 31, 2003 and October 31, 2002 as though the acquisitions had been consummated at the beginning of the periods presented:

                                                                          October 31,
                                                                          -----------
                                                                     2003           2002
                                                                  -----------    -----------
                                                                         (Unaudited)
Total Sales                                                       $52,715,313    $53,304,325
                                                                  ===========    ===========
Net Income                                                        $ 1,705,555    $ 2,994,075
                                                                  ===========    ===========
Net  Income Per Share - Diluted                                   $      0.08    $      0.14
                                                                  ===========    ===========
Weighted Average Common Shares
Outstanding - Diluted                                              21,764,698     22,035,269
                                                                  ===========    ===========

6.    ACCOUNTS RECEIVABLE

   The Company reduces its receivables by an allowance for future uncollectible accounts. The activity in the allowance for continuing operations is as follows:

                                                             October 31,
                                                             -----------
                                                  2004          2003            2002
                                                ---------    -----------     ----------
Balance, beginning of year                      $ 335,321    $   248,880     $  255,629
Provision                                         366,844        598,142        443,633
Write-offs                                       (398,861)      (511,701)      (450,382)
                                                ---------    -----------     ----------
Balance, end of year                            $ 303,304    $   335,321     $  248,880
                                                =========    ===========     ==========

7.    INVENTORIES

   Inventories at October 31, consisted of:

                                      October 31,
                                ------------------------
                                   2004         2003
                                ----------   -----------
Finished Goods                  $  900,917   $   947,397
Raw Materials                      168,917        71,573
                                ----------   -----------
Total Inventories               $1,069,834   $ 1,018,970
                                ==========   ===========

8.    PROPERTY AND EQUIPMENT

   Property and equipment at October 31, consisted of:

                                                           October 31,
                                       Useful      ---------------------------
                                        Life          2004             2003
                                    ------------   -----------     -----------
Buildings and improvements          10 - 40 yrs.   $   332,518     $   287,869
Machinery and equipment              3 - 10 yrs.    26,504,296      25,662,405
                                                   -----------     -----------
                                                    26,836,814      25,950,274
Less accumulated depreciation                       14,689,614      12,467,417
                                                   -----------     -----------
                                                   $12,147,200     $13,482,857
                                                   ===========     ===========

   Depreciation expense for the fiscal years ended October 31, 2004, 2003 and 2002 was $5,091,470, $5,074,159, and $4,398,432, respectively.

9.    GOODWILL AND OTHER INTANGIBLE ASSETS

   Major components of intangible assets at October 31, consisted of:

                                                 2004                            2003
                                   -----------------------------    -------------------------------
                                   Gross Carrying   Accumulated     Gross Carrying      Accumulated
                                       Amount       Amortization        Amount         Amortization
                                   --------------   ------------    --------------     ------------
Amortized Intangible
Assets:
Customer Lists and
Covenants Not to Compete           $    4,152,840   $    759,591    $    2,984,887     $  1,779,674
Other Intangibles                         513,604        171,954           123,467           80,686
                                   --------------   ------------    --------------     ------------
Total                              $    4,666,444   $    931,545    $    3,108,354     $  1,860,360
                                   ==============   ============    ==============     ============

   Amortization expense for fiscal years 2004, 2003, and 2002 was $409,380, 186,060, and 232,201, respectively.

Estimated Amortization Expense:
for the fiscal year ending         October 31, 2005      $761,459
                                   October 31, 2006       729,884
                                   October 31, 2007       591,278
                                   October 31, 2008       548,149
                                   October 31, 2009       371,452

   The changes in the carrying amount of goodwill for the fiscal years ending October 31, are as follows:

                                                                          2004              2003
                                                                       -----------       -----------
Beginning Balance                                                      $72,899,355       $70,427,887
Goodwill acquired during the year                                        1,875,263         2,471,468
Goodwill disposed of during the year                                        (2,027)               --
                                                                       -----------       -----------
Balance as of October 31                                               $74,772,591       $72,899,355
                                                                       ===========       ===========

10.   ACCRUED EXPENSES

   Accrued expenses as of October 31, were as follows:

                                                                     October 31,
                                                             -------------------------
                                                                2004          2003
                                                             ----------     ----------
Payroll and vacation                                         $  959,633     $  877,043
Income taxes                                                    205,133         35,000
Interest                                                        607,203        799,140
Miscellaneous                                                   546,517        617,980
                                                             ----------     ----------
                                                             $2,318,486     $2,329,163
                                                             ==========     ==========

11.   DEBT

   The Company borrowed up to $3,045,000 during fiscal year 2004 on its operating line of credit and had $1,500,000 outstanding as of October 31, 2004. During the twelve months ended October 31, 2004 and 2003 the Company borrowed approximately $3,746,000 and $1,600,000 from its acquisition line of credit with Webster Bank to finance acquisitions of Home and Office distribution assets. The rate of interest on the acquisition line is current 30 day LIBOR rate plus 250 basis points (4.5% at October 31, 2004) and is due April 1, 2005. The acquisition line is secured by a lien against all of the assets of Vermont Pure Holdings and its subsidiaries. In addition, letters of credit totaling $1,050,000 secured by the line were issued on the Company's behalf, reducing the availability of the line by that amount.

   a) Senior Debt Refinancing

   On March 5, 2003 the Company refinanced its credit facility ("New Credit Facility") with Webster Bank and other participants. The New Credit Facility refinanced $28.5 million of existing senior debt, provides a working capital line of $6.5 million for a term of five years maturing February 29, 2008. The rate of interest on the New Credit Facility and working capital line was established at the current 30-day LIBOR rate plus 200 basis points (3.2% at October 31, 2003), and is secured by a lien against all of the assets of Vermont Pure Holdings and its subsidiaries. The new facility made available up to $15 million to be used for acquisitions and the partial repayment of the outstanding 12% subordinated notes. Of the $15 million, up to $10 million was available for acquisitions in the Company's Home and Office business, and up to $5 million was potentially available for, but ultimately was not applied to, the repayment of subordinated debt if the Company was able to achieve specified financial performance targets in fiscal year 2003.

   There are no further scheduled principal payments on the subordinated debt until 2008 when the full senior facility is due.

   The New Credit Facility amortizes the payback of the existing debt over five years and amortizes the payback of the new acquisition debt for three years after the first two years, starting on May 1, 2005. During the first two years, interest only is paid on a monthly basis for amounts drawn down for acquisitions and subordinated debt repayment (see section b). The operating line of credit was renewed for two years for a total of $6,500,000. The operating line will expire on April 1, 2005. The Company is currently negotiating to renew the line or replace it and the rest of the entire New Credit Facility.

   Interest on all borrowings is tied to the Company's performance. At October 31, 2004 the rate was the 30-day LIBOR plus 225 basis points.

   Use of the proceeds related to acquisitions and retirement of subordinated debt are restricted by the Company's attainment of certain covenants, requirements, and projections. The Company's credit facility agreement requires that it be in compliance with certain financial covenants at the end of each fiscal quarter. The Company was in compliance with all of its financial covenants at the end of the fiscal year ended October 31, 2004.

   b) Subordinated Debt

   As part of the acquisition agreement in 2000 with the former shareholders of Crystal Rock, the Company issued subordinated notes in the amount of $22,600,000. The notes have an effective date of October 5, 2000, are for an original term of seven years (subsequently extended to 2008) and bear interest at 12% per year. Scheduled repayments are made quarterly and are interest only for the life of the note unless specified financial targets are met. In April 2004, the Company repaid $5,000,000 of the outstanding principal. Payments of interest only of $528,000 are due quarterly with a principal payment of $17,600,000 due at maturity.

   The notes are secured by all of the assets of the Company but specifically subordinated, with a separate agreement between the debt holders, to the senior debt described in Note above.

   c) Annual maturities of debt as of October 31, 2004 are summarized as follows:

                                                  Senior     Credit Lines     Subordinated         Other            Total
                                                  ------     ------------     ------------         -----            -----
Fiscal year ending October 31,
                          2005                   3,733,000      1,768,000                -          640,000       6,141,000
                          2006                   3,958,000        669,000                -                -       4,627,000
                          2007                   4,146,000        936,000                -                -       5,082,000
                          2008                   7,071,000      3,473,000       17,600,000                -      28,144,000
                                               -----------   ------------     ------------        ---------     -----------
Total Debt                                     $18,908,000   $  6,846,000     $ 17,600,000        $ 640,000     $43,994,000
                                               ===========   ============     ============        =========     ===========

12.   INTEREST RATE HEDGES

   The Company uses interest rate swaps to fix its long term interest rates. The swap rates are based on the floating 30-day LIBOR rate and are structured such that if the loan rate for the period exceeds the fixed rate of the swap then the bank pays the Company to lower the effective interest rate. Conversely, if the rate is lower than the fixed rate, the Company pays the bank additional interest. As of October 31, 2004, the Company had one swap for $10,000,000 for a three year term maturing in June, 2006. Based on the rates for fiscal year 2004, the Company paid $304,000 more in interest than it would have without the swaps.

   This instrument is considered a hedge under SFAS No. 133 and 137. Since the instrument is intended to hedge against variable cash flows, it is considered a cash flow hedge. As a result, the change in the fair value of the derivative is recognized as comprehensive income until the hedged item is recognized in earnings. The net unrealized realized gain for the years ended October 31, 2004, 2003 and 2002 was $138,604, 807,394 and 130,639,
   respectively. The accumulated other comprehensive gain (loss) as of October 31, 2004 and 2003 was $103,100 and $(35,504), respectively.

13.   STOCK BASED COMPENSATION

   a) Stock Option Plan

   In November 1993, the Company adopted the 1993 Performance Equity Plan (the "1993 Plan"). The 1993 Plan authorizes the granting of awards for up to 1,000,000 shares of common stock to key employees, officers, directors and consultants until November 2003. Grants can take the form of stock options (both qualified and non-qualified), restricted stock awards, deferred stock awards, stock appreciation rights and other stock based awards. During fiscal 2004, 2003, and 2002 there were no options issued under this plan.

   In April 1998, the Company's shareholders approved the 1998 Incentive and Non Statutory Stock Option Plan. In April 2003, the Company's shareholders approved an increase in the authorized number of shares to be issued from its 1998 Incentive and Non-Statutory Stock Option Plan from 1,500,000 to 2,000,000. This plan provides for issuance of up to 2,000,000 options to purchase the Company's common stock under the administration of the compensation committee of the Board of Directors. The intent of the plan is to reward options to officers, employees, directors, and other individuals providing services to the Company. The following table summarizes the activity related to stock options and outstanding stock option balances during the last three fiscal years:

                                                     Outstanding Options            Weighted Average
                                                          (Shares)                   Exercise Price
                                                     -------------------            ----------------
Balance at October 31, 2001                              2,678,321                         $2.70
          Granted                                           90,000                          4.36
          Exercised                                       (179,500)                         2.73
          Expired                                           (5,000)                         2.00
                                                         ---------
Balance at October 31, 2002                              2,583,821                          2.93
          Granted                                           65,000                          4.09
          Exercised                                       (125,000)                         2.25
          Expired                                          (45,000)                         3.64
                                                         ---------
Balance at October 31, 2003                              2,478,821                          2.98
          Granted                                          265,000                          2.96
          Exercised                                        (33,200)                         2.50
          Expired                                          (47,831)                         2.77
                                                         ---------
Balance at October 31, 2004                              2,662,790                         $2.96
                                                         =========                         =====

   The following table summarizes information pertaining to outstanding stock options as of October 31, 2004:

                                             Weighted
                                              Average         Weighted                        Weighted
  Exercise                   Outstanding     Remaining        Average          Exercisable    Average
   Price                       Options      Contractual       Exercise           Options      Exercise
   Range                      (Shares)         Life            Price             (Shares)      Price
-------------                 ----------    -----------       --------          ----------   ---------
$1.81 - $2.60                 1,017,800        1.43            $2.50             1,017,800      $2.50
$2.81 - $3.38                 1,404,990        6.28             3.13             1,199,990       3.13
$3.50 - $4.25                   185,000        6.71             3.89               185,000       3.89
$4.28 - $4.98                    55,000        5.57             4.82                55,000       4.82
                              ---------        ----            -----             ---------      -----
                              2,662,790        4.44            $2.96             2,457,790      $2.96
                              =========        ====            =====             =========      =====

   Outstanding options and warrants include options issued under the 1993 Plan, the 1998 Plan and non-plan options and warrants. There were 2,096,795 exercisable options at a weighted average price of $2.91 per share and 2,018,045 exercisable options at a weighted average price of $2.80 per share as of October 31, 2003 and 2002, respectively.

   Outstanding options have lives ranging from 5-10 years, vesting from 0-5 years, and have exercise prices ranging from $1.81-$4.98 per share.

   b) Employee Stock Purchase Plan

   In June 1999 the Company's shareholders approved the Vermont Pure Holdings, Ltd. 1999 Employee Stock Purchase Plan. On January 1, 2001, employees commenced participation in the plan. The Company issued 72,040, 60,775, and 62,740 common shares for the fiscal years ended October 31, 2004, 2003 and 2002, respectively.

   c) 2004 Stock Incentive Plan

   In April 2004 the Company's shareholders approved the 2004 Stock Incentive Plan. The plan provides for issuance of awards up to 250,000 restricted or unrestricted shares, or incentive or non-statutory stock options, of the Company's common stock. On

   September 17, 2004, the Company issued 26,000 restricted shares for two awards to employees under this plan. These awards vest one year from the anniversary date and were valued at the market price at the acceptance date. The total value of the awards was $57,200. The Company recognizes compensation over the vesting period resulting in $9,533 of expense in fiscal 2004.

14.   RETIREMENT PLAN

   The Company has a defined contribution plan which meets the requirements of
   Section 401(k) of the Internal Revenue Code. All employees of the Company who are at least twenty-one years of age are eligible to participate in the plan. The plan allows employees to defer a portion of their salary on a pre-tax basis and the Company contributes 25% of amounts contributed by employees up to 6% of their salary. Company contributions to the plan amounted to $107,000, $102,000, and $114,000 for the fiscal years ended October 31, 2004,
   2003, and 2002, respectively.

15.   COMMITMENTS AND CONTINGENCIES

   a. Operating Leases

   The Company's operating leases consist of trucks, office equipment and rental property.

   Future minimum rental payments over the terms of various lease contracts are approximately as follows:

Fiscal Year Ending October 31,
2005                              $2,206,019
2006                               1,963,678
2007                               1,710,599
2008                               1,462,242
2009                               1,033,057
Thereafter                           973,202
                                  ----------
Total                             $9,348,797
                                  ==========

   Rent expense was $2,502,739, $2,136,596, and $2,020,296 for the fiscal years ended October 31, 2004, 2003, and 2002, respectively.

   b. Contingencies

   In January 2003, the Company settled a suit alleging that a vendor did not adequately perform the services rendered in connection with approximately $500,000 of unpaid billings. In settling the suit, the Company agreed to pay $50,000 to the vendor in full settlement of the litigation, and the parties released each other from any further liability in the case. A gain of $150,000 was recognized in the first quarter of 2003 since the Company had set up a reserve for settlement of the suit that exceeded the final amount paid. The gain has been included as a reduction of selling, general and administrative expenses.

16.   RELATED PARTY TRANSACTIONS

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

   The Company leases a 67,000 square foot facility in Watertown, CT and a 22,000 square foot facility in Stamford, CT from a family trust controlled by a related party. The lease expires in October 2010. Future minimum rental payments under these leases are as follows:

Fiscal year ending October 31,          Stamford      Watertown         Total
                           2005         $  216,000   $  360,000       $  576,000
                           2006            248,400      414,000          662,400
                           2007            248,400      414,000          662,400
                           2008            248,400      414,000          662,400
                           2009            248,400      414,000          662,400
Thereafter                                 248,400      414,000          662,400
                                        ----------   ----------       ----------
Totals                                  $1,458,000   $2,430,000       $3,888,000
                                        ==========   ==========       ==========

   b) Investment in Voyageur

   The Company has an equity position in a software company named Computer Design Systems, Inc. (CDS), d/b/a Voyageur Software. One of the Company's directors is a member of the board of directors of CDS. The Company uses software designed, sold and serviced by CDS in its Home and Office delivery system to manage customer service, deliveries, inventory, billing and accounts receivable. During fiscal 2004, 2003 and 2002, the Company paid $582,277, $113,193, and $275,332, respectively, for service, software, and hardware.

   As of October 31, 2003, the Company held a note receivable from CDS dated August 1, 1998 for the principal amount of $120,000 with accrued interest of $43,650 and an original maturity date of August 15, 2003. At October 31, 2003 interest accrued on the note and due from CDS was $50,150. In October 2003, the Company exercised the option to convert the principal amount of the note into additional common shares of CDS during 2003. At October 31, 2003, the Company's share of CDS losses resulted in a net equity investment in CDS of $100,988, representing approximately 24% of the common stock of CDS. In July 2004, the Company exercised the option to convert the interest amount into additional common shares of CDS. In 2004, the Company determined that it's investment in Voyageur was impaired and wrote off the remaining balance of $152,838 which is reflected as a charge to operations as a miscellaneous expense in the accompanying statement of operations.

17. INCOME TAXES

   The Company has approximately $6.4 million of available net operating loss carryforwards at October 31, 2004 expiring from 2005 through 2018.

   The major deferred tax asset (liability) items at October 31, 2004 and October 31, 2003 are as follows:

                                                      October 31,
                                             --------------------------------
                                                 2004                2003
                                             ------------        ------------
Accounts receivable allowance                $    115,256        $    447,000
Amortization                                      159,587             632,000
Payroll                                           228,270             338,000
Tax effect of operating loss carryforwards      2,415,924           3,222,000
Sale of Business Segment                          807,564                   -
Other                                             298,860                   -
                                             ------------        ------------
Total deferred tax asset                        4,025,461           4,639,000
                                             ------------        ------------
Depreciation                                     (838,519)         (1,630,000)
Returnable Containers                          (1,082,225)           (694,000)
Other                                                   -             (66,000)
                                             ------------        ------------
Total deferred tax liability                   (1,920,744)         (2,390,000)
                                             ------------        ------------
Deferred tax asset, net                      $  2,104,717        $  2,249,000
                                             ============        ============

Income tax expense differs from the amount computed by applying the statutory tax rate to net income before income tax expense as follows:

                                                                  Fiscal Year Ended October 31,
                                                          -------------------------------------------
                                                            2004             2003             2002
                                                          --------         --------        ----------
Income tax expense computed at the statutory rate         $378,577         $748,004        $1,449,000
Effect of permanent differences                             22,661           28,881            64,000
State income taxes                                          61,229           74,115           201,000
Other                                                            -                -            37,000
                                                          --------         --------        ----------
Income tax expense                                        $462,467         $851,000        $1,751,000
                                                          ========         ========        ==========

The following is the composition of income tax expense (benefit):

                                                                 Fiscal Year Ended October 31,
                                                           ------------------------------------------
                                                             2004             2003            2002
                                                           --------         --------       ----------
Current:
   Federal                                                 $199,000         $ 53,000       $  (66,000)
   State                                                    119,000          212,000           38,000
                                                           --------         --------       ----------
Total current                                               318,000          265,000          (28,000)
                                                           --------         --------       ----------
Deferred:
   Federal                                                  105,000          586,000        1,513,000
   State                                                     39,000                -          266,000
                                                           --------         --------       ----------
Total deferred tax expense (benefit)                        144,000          586,000        1,779,000
                                                           --------         --------       ----------
Total income tax expense                                   $462,000         $851,000       $1,751,000
                                                           ========         ========       ==========

   On September 3, 2003 the Company reached settlement with the Internal Revenue Service related to an audit of federal income tax for its Crystal Rock subsidiary for the tax year ending October 5, 2000. The settlement resulted in an increase in the Company's income taxes of $136,000. This amount has been included in income tax expense for 2003.

   In calculating its effective tax rate, the Company has considered the effect of certain contingent factors involving state and local income taxes. Although it believes that the tax returns filed accurately reflect operations and financial results, the deferred tax liability as of October 31, 2004 contains approximately $160,000 for the purpose of settling disputes in the event that certain jurisdictions viewed particular tax laws differently than the Company did when the returns were filed.

18.      EARNINGS PER SHARE

   The following calculation provides the reconciliation of the denominators used in the calculation of basic and fully diluted earnings per share:

                                                                  Fiscal Year Ended October 31,
                                                           2004                2003               2002
                                                       -----------         -----------         -----------
Income from Continuing Operations                      $   490,892         $   961,533         $ 2,068,932
Income from Discontinued Operations                        160,221             391,022             440,523
                                                       -----------         -----------         -----------
Net Income                                             $   651,113         $ 1,352,555         $ 2,509,455
                                                       ===========         ===========         ===========
Denominator:
Basic Weighted Average Shares
     Outstanding                                        21,497,251          21,282,294          21,091,837
Effect of Stock Options                                     77,264             482,404             943,432
                                                       -----------         -----------         -----------
Diluted Weighted Average Shares Outstanding             21,574,515          21,764,698          22,035,269
                                                       ===========         ===========         ===========
Basic Earnings Per Share:
Income from Continuing Operations                      $       .02         $       .04         $       .10
Income from Discontinued Operations                    $       .01         $       .02         $       .02
                                                       -----------         -----------         -----------
Net Income                                             $       .03         $       .06         $       .12
                                                       ===========         ===========         ===========
Diluted Earnings Per Share:
Income from Continuing Operations                      $       .02         $       .04         $       .09
Income from Discontinued Operations                    $       .01         $       .02         $       .02
                                                       -----------         -----------         -----------
Net Income                                             $       .03         $       .06         $       .11
                                                       ===========         ===========         ===========

   In addition to the options used to calculate the effect of dilution, there were 1,645,000 and 185,000 options outstanding for the years ended October 31, 2004 and 2003, respectively, that were not included in the dilution calculation because the options' exercise price exceeded the market price of the underlying common shares. For the comparable period in 2002, all outstanding options were used to determine the effect of dilution because the market price exceeded the exercise prices.

19.      SALE OF BUSINESS SEGMENTS

   On March 2, 2004 the Company completed the sale of substantially all of the assets related to its Retail and Retail - Gallons segments. These segments have been accounted for as discontinued operations.

   The sale resulted in a gain before income taxes, reported in discontinued operations, of $352,535. The gain was calculated by deducting the net carrying value of the assets and liabilities and transaction costs from the net proceeds as follows:

Selling Price                                                     $ 10,567,998
Accounts Receivable                                                 (1,147,229)
Inventory                                                           (2,490,181)
Property, Plant, and Equipment                                      (7,093,641)
Accounts Payable                                                     1,739,347
Transaction Costs                                                   (1,223,759)
                                                                  ------------
Gain before Income Taxes                                          $    352,535
                                                                  ============

         In addition to cash proceeds of $10,067,998, the Company received a $500,000, 5% subordinated note from the buyer as consideration for the sale. Interest is payable by the seller on a quarterly basis and the total principal is due on the second anniversary of the sale. Substantially all of the proceeds of the sale were used to reduce debt. $5,000,000 was used to pay down the Company's senior term debt with Webster Bank and $5,000,000 was used to pay down its subordinated debt.

   Revenues, expenses, and costs have been excluded from the respective captions in the related financial statements and reported as (loss) income from discontinued operations, net of income taxes, for all periods presented. For the year ended October 31, 2004, 2003 and 2002, net sales from discontinued operations were $6,434,000, $26,341,000 and $22,652,000, respectively. The loss before income taxes was $79,000 for fiscal year 2004 and income before taxes was $637,000 and $748,000 for fiscal years 2003 and 2002, respectively. The respective losses and income do not include any allocation of corporate costs that were previously allocated to the discontinued operations. Those costs are expected to continue in the future and will be allocated only to the remaining line of business.

20.      UNAUDITED QUARTERLY FINANCIAL DATA

      The Company's unaudited quarterly financial data for the last two fiscal years is as follows: Fiscal 2004:

                                                                 For the quarter ended:
         Fiscal 2004                                             ----------------------
(000's of $ except net income per               January 31,      April 30,       July 31,    October 31,
           share)                                  2004            2004           2004          2004
                                                -----------      ---------       --------    -----------
Net Sales                                         $11,998         $13,182        $13,555       $13,738
Gross Profit                                      $ 5,360         $ 5,960        $ 5,745       $ 5,713
Income(Loss) from Continuing
  Operations                                      $  (320)        $   187        $   390       $   235
Income from Discontinued
  Operations                                      $    64         $    96              -             -
Net Income (Loss)                                 $  (256)        $   283        $   390       $   235
Earnings (Loss) per Share:
Continuing Operations - Basic and
  Diluted                                         $  (.01)        $   .01        $   .02             -
Discontinued Operations - Basic
  and Diluted                                           -         $   .01              -             -
                                                  -------         -------        -------       -------
Net Income - Basic and Diluted                    $  (.01)        $   .02        $   .02             -
                                                  =======         =======        =======       =======

                                                               For the quarter ended:
         Fiscal 2003                                           ----------------------
(000's of $ except net income per           January 31,      April 30,         July 31,        October 31,
           share)                              2003             2003             2003             2003
                                           ------------     ------------     ------------     ------------
Net Sales                                  $     11,518     $     11,923     $     13,352     $     13,061
Gross Profit                               $      4,825     $      4,844     $      5,537     $      5,594
Income from Continuing
  Operations                               $         53     $        386     $        420     $        103
Income(Loss) from Discontinued
  Operations                               $         54     $        101     $        146     $         90
Net Income                                 $        107     $        487     $        566     $        193
Earnings per Share:
Continuing Operations - Basic and
  Diluted                                             -     $        .02     $        .01     $        .01
Discontinued Operations - Basic
  and Diluted                              $        .01                -     $        .01                -
                                           ------------     ------------     ------------     ------------
Net Income - Basic and Diluted             $        .01     $        .02     $        .02     $        .01
                                           ============     ============     ============     ============

21. CONCENTRATION OF CREDIT RISK

      The Company maintains its cash accounts at various financial institutions. The balances at times may exceed federally insured limits. At October 31, 2004, the Company had cash in deposits exceeding the insured limit by approximately $583,000.

22. SUBSEQUENT EVENTS

      In conjunction with the merger of its direct and indirect wholly owned subsidiaries into Vermont Pure Holdings, Ltd, in December 2004, the Company organized a new wholly owned subsidiary, Crystal Rock, LLC, and assigned all of its material operating assets, leases and other contracts to the new subsidiary.

      On December 30, 2004 the Company signed an Amended and Restated Loan and Security Agreement with Webster Bank. The primary purpose of the agreement was to modify the parties named in the agreement to reflect the change in subsidiaries.