Form 10-Q
period 2005-01-31
VERMONT PURE HOLDINGS LTD/DE
filed 2005-03-17
CIK 1123316

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended January 31, 2005
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

                            Yes   X     No
                                -----      -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                            Yes         No   X
                                -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                           Shares outstanding at
            Class                                              March 10, 2005
            -----                                          ---------------------
Common Stock, $.001 Par Value                                    21,624,877

                   VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

                                Table of Contents

                                                                     Page Number
                                                                     -----------
Part I -  Financial Information

          Item 1. Financial Statements

                  Condensed Consolidated Balance Sheets
                  as of January 31, 2005 (unaudited) and
                  October 31, 2004 (unaudited)                              3

                  Condensed Consolidated Statements of
                  Operations for the Three Months ended
                  January 31, 2005 and 2004 (unaudited)                     4

                  Condensed Consolidated Statements of Cash
                  Flows for the Three Months ended January 31,
                  2005 and 2004 (unaudited)                                 5

                  Notes to Condensed Consolidated Financial
                  Statements (unaudited)                                 6-10

          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                            11-16

          Item 3. Quantitative and Qualitative Disclosures
                  About Market Risk                                        17

          Item 4. Controls and Procedures                                  18

Part II - Other Information                                             19-20

          Item 6. Exhibits

Signature                                                                  21

                   VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                January 31,    October 31,
                                                                   2005           2004
                                                               ------------   ------------
                                                                       (Unaudited)
                           ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                   $    277,957   $    783,445
   Accounts receivable - net                                      6,756,836      7,065,530
   Inventories                                                    1,078,515      1,069,834
   Current portion of deferred tax asset                          1,439,446      1,439,446
   Other current assets                                           1,486,769      1,665,831
   Unrealized gain on derivatives                                   137,460        103,100
                                                               ------------   ------------
      TOTAL CURRENT ASSETS                                       11,176,983     12,127,186
                                                               ------------   ------------
PROPERTY AND EQUIPMENT - net of accumulated depreciation         11,688,496     12,147,200
                                                               ------------   ------------
OTHER ASSETS:
   Goodwill                                                      74,762,545     74,772,591
   Other intangible assets - net of accumulated amortization      3,543,644      3,734,899
   Deferred tax asset                                               665,271        665,271
   Other assets                                                     536,000        536,000
                                                               ------------   ------------
      TOTAL OTHER ASSETS                                         79,507,460     79,708,761
                                                               ------------   ------------
TOTAL ASSETS                                                   $102,372,939   $103,983,147
                                                               ============   ============
            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long term debt                           $  6,640,007   $  6,140,635
   Accounts payable                                               1,834,609      2,828,787
   Accrued expenses                                               2,251,325      2,318,486
   Current portion of customer deposits                             198,909        202,244
                                                               ------------   ------------
      TOTAL CURRENT LIABILITIES                                  10,924,850     11,490,152
                                                               ------------   ------------
   Long term debt, less current portion                          36,745,046     37,853,696
   Customer deposits                                              3,127,827      3,168,483
                                                               ------------   ------------
      TOTAL LIABILITIES                                          50,797,723     52,512,331
                                                               ------------   ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock - $.001 par value, 50,000,000 authorized
      shares 21,696,377 issued and 21,624,827 outstanding
      shares as of January 31, 2005 and 21,569,711 issued
      and 21,498,161 outstanding as of October 31, 2004              21,696         21,569
   Additional paid in capital                                    58,082,143     57,869,411
   Treasury stock, at cost, 71,550 shares as of January 31,
      2005 and October 31, 2004                                    (264,735)      (264,735)
   Unearned Compensation, Restricted Stock                         (134,250)
   Accumulated deficit                                           (6,267,098)    (6,258,529)
   Accumulated other comprehensive income                           137,460        103,100
                                                               ------------   ------------
      TOTAL STOCKHOLDERS' EQUITY                                 51,575,216     51,470,816
                                                               ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $102,372,939   $103,983,147
                                                               ============   ============

       See the notes to the condensed consolidated financial statements.

                   VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Three months ended January 31,
                                                            ------------------------------
                                                                  2005          2004
                                                              -----------   -----------
                                                                     (Unaudited)
NET SALES                                                     $13,963,760   $11,997,568

COST OF GOODS SOLD                                              5,931,876     5,359,938
                                                              -----------   -----------
GROSS PROFIT                                                    8,031,884     6,637,630
                                                              -----------   -----------
OPERATING EXPENSES:
   Selling, general and administrative expenses                 6,776,854     5,698,866
   Advertising expenses                                           281,419       214,183
   Amortization                                                   195,282        73,454
   Other compensation                                                  --        18,951
                                                              -----------   -----------
TOTAL OPERATING EXPENSES                                        7,253,555     6,005,454
                                                              -----------   -----------
INCOME FROM OPERATIONS                                            778,329       632,176
                                                              -----------   -----------
OTHER INCOME (EXPENSE):
   Interest expense                                              (810,758)   (1,014,214)
   Gain on disposal of property and equipment                      17,894            --
   Miscellaneous                                                       --        (6,136)
                                                              -----------   -----------
TOTAL OTHER EXPENSE                                              (792,864)   (1,020,350)
                                                              -----------   -----------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX BENEFIT         (14,535)     (388,174)

INCOME TAX BENEFIT                                                  5,967        69,180
                                                              -----------   -----------
LOSS FROM CONTINUING OPERATIONS                                    (8,568)     (318,994)

DISCONTINUED OPERATIONS:
   Income from discontinued operations                                 --       107,453
   Income tax expense from discontinued operations                     --       (45,131)
                                                              -----------   -----------
INCOME FROM DISCONTINUED OPERATIONS                                    --        62,322
                                                              -----------   -----------
NET LOSS                                                      $    (8,568)  $  (256,672)
                                                              ===========   ===========
NET LOSS PER SHARE - BASIC
   Continuing operations                                      $        --         (0.01)
   Discontinued operations                                             --            --
                                                              -----------   -----------
NET LOSS PER SHARE - BASIC                                    $        --   $     (0.01)
                                                              ===========   ===========
NET LOSS PER SHARE - DILUTED
   Continuing operations                                      $        --         (0.01)
   Discontinued operations                                             --            --
                                                              -----------   -----------
NET LOSS PER SHARE - DILUTED                                  $        --   $     (0.01)
                                                              ===========   ===========
WEIGHTED AVERAGE SHARES USED IN COMPUTATION - BASIC            21,611,933    21,445,458
                                                              ===========   ===========
WEIGHTED AVERAGE SHARES USED IN COMPUTATION - DILUTED          21,611,933    21,445,458
                                                              ===========   ===========

         See notes to the condensed consolidated financial statements.

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Three months ended January 31,
                                                                         ------------------------------
                                                                               2005          2004
                                                                           -----------   -----------
                                                                                  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                $    (8,568)  $  (256,672)

   Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation                                                           1,244,541     1,387,026
      Provision for bad debts                                                  184,523       125,000
      Amortization                                                             195,282        73,455
      Change in deferred tax asset                                                  --       (15,259)
      (Gain) loss on disposal of property and equipment                        (17,894)        2,136
      Non cash compensation                                                                   18,951

   Changes in assets and liabilities:
      Accounts receivable                                                      124,171      (120,001)
      Inventories                                                               (8,681)     (259,664)
      Other current assets                                                     179,062       207,009
      Other assets                                                                  --         3,879
      Accounts payable                                                        (994,178)     (602,111)
      Accrued expenses                                                         (67,161)     (332,069)
      Customer deposits                                                        (43,991)       37,439
                                                                           -----------   -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                      787,106       269,119
                                                                           -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment, and customer accounts           (802,886)     (905,482)
   Proceeds from sale of property and equipment                                 40,962        15,554
                                                                           -----------   -----------
NET CASH USED IN INVESTING ACTIVITIES                                         (761,924)     (889,928)
                                                                           -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from line of credit borrowings                                   4,034,495       203,918
   Payments on line of credit                                               (3,768,774)           --
   Principal payments of debt                                                 (875,001)     (852,224)
   Proceeds from sale of common stock                                           78,610        98,794
                                                                           -----------   -----------
NET CASH USED IN FINANCING ACTIVITIES                                         (530,670)     (549,512)
                                                                           -----------   -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                     (505,488)   (1,170,321)

CASH AND CASH EQUIVALENTS - beginning of period                                783,445     1,170,321
                                                                           -----------   -----------
CASH AND CASH EQUIVALENTS  - end of period                                 $   277,957   $        --
                                                                           ===========   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest                                                     $   820,790   $ 1,041,301
                                                                           ===========   ===========
Cash paid for income taxes                                                 $   128,447   $    42,863
                                                                           ===========   ===========

       See the notes to the condensed consolidated financial statements.

                   VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the condensed consolidated financial position, results of operations, and cash flows for the periods presented. The results have been determined on the basis of generally accepted accounting principles and practices of the United States of America ("GAAP"), applied consistently with the Annual Report on Form 10-K of Vermont Pure Holdings, Ltd. (the "Company") for the year ended October 31, 2004.

     Certain information and footnote disclosures normally included in audited consolidated financial statements presented in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2004. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

     In fiscal 2004 the Company merged all of its subsidiaries into the parent, Vermont Pure Holdings, Ltd. In 2005, it then created Crystal Rock LLC as a wholly owned sub to hold its operating assets. The financial statements herewith reflect the consolidated operations and financial condition of Vermont Pure Holdings Ltd. and its wholly owned subsidiary Crystal Rock, LLC.

2.   STOCK BASED COMPENSATION

     The Company follows the accounting treatment prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" when accounting for stock-based compensation granted to employees and directors.

     Pro-forma information regarding net loss and net loss per share is presented below as if the Company had accounted for its employee stock options under the fair value method using Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation", net of tax. Such pro forma information is not necessarily representative of the effects on reported results of operations for future years due primarily to option vesting periods and to the fair value of additional options in future years.

                                                   Three Months Ended
                                                       January 31,
                                                  --------------------
                                                    2005        2004
                                                  --------   ---------
Net Loss - As Reported                            $ (8,568)  $(256,672)
Effect of compensation expense determined under
   fair value method valuation for all awards,
   net of income tax                                42,296      52,221
                                                  --------   ---------
Pro Forma Net Loss                                $(50,864)  $(308,892)
                                                  ========   =========
Basic Net Loss Per Share:
   As Reported                                    $    .00   $    (.01)
                                                  ========   =========
   Pro Forma                                      $    .00   $    (.01)
                                                  ========   =========
Diluted Net Loss Per Share:
   As Reported                                    $    .00   $    (.01)
                                                  ========   =========
   Pro Forma                                      $    .00   $    (.01)
                                                  ========   =========

     Stock Issued to Directors

     The Company issued 5,430 shares of its common stock to directors in lieu of cash for board fees in the first three months of fiscal year 2004. Expense of approximately $19,000 for that quarter was based on the market price on the date of issuance.

     Employee Stock Purchase Plan

     On June 15, 1999 the Company's stockholders approved the Vermont Pure Holdings, Ltd. 1999 Employee Stock Purchase Plan. On January 1, 2001, employees commenced participation in the plan. The total number of shares of common stock issued under this plan during the three months ended January 31, 2005 was 51,666 for proceeds of $78,610. The total number of shares of common stock issued under this plan during the three months ended January 31, 2004 was 37,983 for proceeds of $98,794.

     Restricted Shares

     On January 2, 2005, the Company issued 75,000 shares of restricted stock for a contractual award under the 2004 Stock Incentive Plan. These awards vest over a three year period contingent on certain criteria related to the financial performance of the Company.

3.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     The Company routinely uses interest rate swaps to fix its long term interest rates. The swap rates are based on the floating 30-day LIBOR rate and are structured such that if the loan rate for the period exceeds the fixed rate of the swap then the bank pays the Company to lower the effective interest rate. Conversely, if the rate is lower than the fixed rate, the Company pays the bank additional interest. As of January 31, 2005, the Company had one swap in the notional amount of $10 million maturing in June, 2006. As of January 31, 2004 the Company had three swap agreements for a total notional amount of $18 million. Two of the agreements, with an aggregate notional amount of $8 million, expired in fiscal year 2004.

     Based on the floating rate for the three months ended January 31, 2005 and 2004, the Company paid $14,000 less and $102,000 more in interest, respectively, than it would have without the swaps.

     This instrument is considered a hedge under SFAS Nos. 133 and 137. Since the instrument is intended to hedge against variable cash flows, it is considered a cash flow hedge. As a result, the change in the fair value of the derivative is recognized as comprehensive income or loss until the hedged item is recognized in earnings.

4.   COMPREHENSIVE (LOSS) INCOME

     The following table summarizes comprehensive income for the respective first quarters:

                                                  Three Months Ended
                                                     January 31,
                                                 -------------------
                                                   2005       2004
                                                 -------   ---------
Net Loss                                         $(8,568)  $(256,672)
Other Comprehensive Income:
Change in unrealized gain on derivatives
   designated as cash flow hedges - net of tax    34,360      38,468
                                                 -------   ---------
Comprehensive Income (Loss)                      $25,792   $(218,204)
                                                 =======   =========

5.   INVENTORIES

     Inventories consisted of the following at:

                    January 31,   October 31,
                       2005          2004
                    -----------   -----------
Finished Goods       $  900,042    $  900,917
Raw Materials           178,473       168,917
                     ----------    ----------
Total Inventories    $1,078,515    $1,069,834
                     ==========    ==========

6.   LOSS PER SHARE AND WEIGHTED AVERAGE SHARES

     The Company considers outstanding in-the-money stock options as potential common stock in its calculation of diluted earnings per share, unless the effect would be anti-dilutive, and uses the treasury stock method to calculate the applicable number of shares. The following calculation provides the reconciliation of the denominators used in the calculation of basic and fully diluted earnings per share:

                                                  Three Months Ended
                                                      January 31,
                                              -------------------------
                                                  2005           2004
                                              -----------   -----------
Net Loss                                      $    (8,568)  $  (256,672)
                                              -----------   -----------
Denominator:
Basic Weighted Average Shares Outstanding      21,611,933    21,445,458
Dilutive effect of Stock Options                       --            --
                                              -----------    ----------
Diluted Weighted Average Shares Outstanding    21,611,933    21,445,458
                                              -----------   -----------
Basic Loss Per Share                          $       .00   $      (.01)
                                              ===========   ===========
Diluted Loss Per Share                        $       .00   $      (.01)
                                              ===========   ===========

For the three month periods ended January 31, 2005 and 2004 no options were considered common stock equivalents since, as a result of the net loss for the quarters, to do so would have been anti-dilutive. There were 2,648,490 and 2,543,821 options outstanding as of January 31, 2005 and 2004, respectively.

7.   DEBT

     During the three months ended January 31, 2005 the Company borrowed a net amount of $266,000 from its working capital line of credit with Webster Bank increasing the line balance to $1,766,000. In addition, letters of credit totaling $1,050,000 are secured by the line reducing the availability of the line by that amount to $5,450,000.

     As of January 31, 2005, the Company was in compliance with all of the financial covenants of its senior credit facility.

8.   GOODWILL AND OTHER INTANGIBLE ASSETS

     Major components of intangible assets at January 31, 2005 and October 31, 2004 consisted of:

                                      January 31, 2005              October 31, 2004
                                 -------------------------   -------------------------
                                    Gross                       Gross
                                  Carrying     Accumulated    Carrying     Accumulated
                                   Amount     Amortization     Amount     Amortization
                                 ----------   ------------   ----------   ------------
Amortizable Intangible
Assets:
Customer Lists and Covenants
Not to Compete                   $4,152,840    $  945,519    $4,152,840     $759,591
Other Intangibles                   517,631       181,308       513,604      171,954
                                 ----------    ----------    ----------     --------
Total                            $4,670,471    $1,126,827    $4,666,444     $931,545
                                 ==========    ==========    ==========     ========

     Amortization expense for the periods ending January 31, 2005 and January 31, 2004 were $195,282 and $73,455 respectively.

     The changes in the carrying amount of goodwill for the fiscal periods ending January 31, 2005 and October 31, 2004 are as follows:

                                         January 31, 2005   October 31, 2004
                                         ----------------   ----------------
Beginning Balance                          $74,772,591        $72,899,355
Goodwill acquired during the period              3,271          1,875,263
Goodwill disposed of during the period         (13,317)            (2,027)
                                           -----------        -----------
Balance as of the end of the period        $74,762,545        $74,772,591
                                           ===========        ===========

9.   SUBSEQUENT EVENT

     On March 9, 2005 the Company signed a commitment letter with Bank of America to refinance its senior credit facility. The new commitment is intended to replace the senior credit facility with Webster Bank and would provide a $28 million term loan for a term of seven years to replace the existing term and acquisition debt and repay $3.6 million of subordinated debt. There would be no prepayment penalty as a result of the pay down of the senior or subordinated debt. It would also make available to the Company a $6 million operating line of credit and $7.5 million acquisition line of credit for a term of three years. Interest rates for the term loan would range from 1.50% to 2.50% over the 30-day LIBOR and interest rates for the line of credit would range from 1.25% to 2.25% over the 30-day LIBOR contingent on the Company's ratio of senior debt to earnings before interest, taxes, depreciation, and amortization ("EBITDA"). In addition to that ratio, the Company would be required to comply with total and senior fixed charge ratios which measure the Company's ability to service its scheduled debt payments. The principal repayment schedule of the proposed term loan would escalate the annual amounts over the term from $3 million to $4.75 million per year.

     Closing the new facility may require that the Company recognize a gain or loss for bank fees, interest rate swaps or the changes in the fair value of the debt instruments in the period in which the Company closes. The effect of the potential gains and losses to be recognized will be quantified when the transaction closes. The closing is expected to be complete by April 1, 2005.

     In the event the new facility cannot be closed and the existing credit facility cannot be refinanced, cash flows from operations would have to be used to pay the outstanding balance of the working capital line on April 1, 2005 and additional sources of working capital would be sought to supplement operating cash flows during our peak business cycle. If the working capital line of credit cannot be paid upon maturity, it would constitute an event of default and the entire balance of the facility, approximately $25.1 million as of January 31, 2005, would become due and payable. Although the probability of not being able to close the new facility is remote, no assurance can be given that adequate financing at reasonable interest rates will be secured if more cash is needed other than that generated from operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto as filed in our Annual Report on Form 10-K for the year ended October 31, 2004 as well as the condensed consolidated financial statements and notes contained herein.

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

                              Results of Operations

Results of Operations for the Three Months Ended January 31, 2005 (First Quarter) Compared to the Three Months Ended January 31, 2004

Sales

Sales for the three months ended January 31, 2005 were $13,964,000 compared to $11,998,000 for the corresponding period in 2004, an increase of $1,966,000 or 16%. The increase was the result of the growth of existing product lines and acquisitions. Net sales growth from acquisitions for the first quarter totaled $1,029,000, accounting for a 9% increase in total sales. Excluding acquisitions, sales were up 7% for the three months ended January 31, 2005 compared to the corresponding period in 2004.

The comparative breakdown of sales of the product lines for the respective three month periods ended January 31, 2005 and 2004 is as follows:

        Product Line          2005      2004    Difference   % Diff.
        ------------        -------   -------   ----------   -------
                                         (in thousands)
Water                       $ 6,440   $ 5,509     $  931       17%
Coffee and Other Products     5,169     4,298        871       20%
Equipment Rental              2,355     2,191        164        7%
                            -------   -------     ------
Total                       $13,964   $11,998     $1,966       16%
                            =======   =======     ======

Water - Sales of water and related products increased as a result of a 12% increase in volume and 5% increase in price. The increase in volume was a result of acquisitions. Average selling price increased as result of increases in list prices. Net of acquisitions, water sales increased 4%.

Coffee and Other Products - Sales of coffee and other products increased 2% from sales volume obtained in acquisitions. Net of acquisitions, sales increased 18%. The increase in sales was attributable to increased volume of all products in this category but primarily to the growth of single serve coffee, which grew 52%, to $1,142,000 in the first quarter of fiscal year 2005 compared to $753,000 in the same period in fiscal year 2004.

Equipment Rental - Water cooler rentals were up 6% in the first quarter compared to the same period in fiscal year 2004 as a result of more cooler placements and up an additional 1% as a result of higher average rental prices. Net of acquisitions, cooler placements were down 3% in the first quarter compared the same period in fiscal year 2004. The decrease in placements is attributable to competition in the retail market.

Gross Profit/Cost of Goods Sold - For the three months ended January 31, 2005, gross profit increased $1,394,000, or 21%, to $8,032,000 from $6,638,000 for the comparable period in 2004. The increase in gross profit was primarily due to higher sales. As a percentage of sales, gross profit increased to 58% of sales from 55% for the respective period in fiscal year 2004. The increase in gross profit, as a percentage of sales, was attributable to higher pricing and lower cost of goods sold. Lower cost of sales are a result of lower production and transportation costs for water, most notably, for our new production locations in Vermont and western New York.

Income from Operations/Operating Expenses

Total operating expenses increased to $7,254,000 in the first three months of fiscal year 2005 from $6,005,000 in the comparable period in fiscal year 2004, an increase of $1,249,000, or 21%.

Selling, general and administrative (SG&A) expenses were $6,777,000 and $5,699,000 for the first quarters of fiscal years 2005 and 2004, respectively, an increase of $1,078,000, or 19%. Of total SG&A expenses, route distribution costs, primarily related to labor for commission-based sales, fuel, vehicle, and insurance costs, increased 15%. In addition, selling costs increased 17% as a result of increased sales staffing. Administration costs increased 23% primarily as a result of the costs of legal and consulting costs related to regulatory compliance.

Advertising expenses were $281,000 in the first quarter of fiscal year 2005 compared to $214,000 in the first quarter of fiscal year 2004, an increase of $67,000, or 31%. The increase in advertising costs is related to increased yellow page and other print advertising.

Amortization increased to $195,000 in the first quarter of fiscal year 2005 from $73,000 in the first quarter of fiscal year 2004. This increase is attributable to intangible assets that were acquired as part of several acquisitions in fiscal year 2004.

Other compensation of $19,000 for the three months ended January 31, 2004 related to directors fees paid in our common stock in lieu of cash.

Income from operations for the three months ended January 31, 2005 was $778,000 compared to $632,000 in the same period in 2004, an increase of $146,000, or 23%. The increase was a result of higher sales and gross margin.

Interest, Taxes, and Other Expenses - Income from Continuing Operations

Interest expense was $811,000 for the three months ended January 31, 2005 compared to $1,014,000 in the three months ended January 31, 2004, a decrease of $203,000. Lower interest costs were primarily a result of lower amounts of senior and subordinated debt combined with lower fixed rate commitments compared the same period in fiscal year 2004.

Gain on disposal of property and equipment of $18,000 was related to the sale of five gallon bottling equipment during the quarter ended January 31, 2005.

The loss from continuing operations before income taxes was $15,000 for the three months ended January 31, 2005 compared to a loss from continuing operations before income taxes of $388,000 in the corresponding period in fiscal year 2004, an improvement of $373,000. The tax benefit for the first quarter of fiscal year 2005 was $6,000 compared to a tax benefit of $69,000 for the same period in fiscal year 2004 and was based on the expected effective tax rate of 41% for fiscal year 2005 and 18% for fiscal year 2004, respectively. The effective tax rate for the first quarter of fiscal year 2005 was calculated by estimating the federal tax liability, combined with the pertinent taxes in the states in which we operate, for the full fiscal year. The reason for the lower effective rate in the first quarter of fiscal year 2004 is that certain state taxes are not income based and require minimum payments so the full benefit was not accrued based on our annual effective tax rate and larger net loss for the quarter.

For the three months ended January 31, 2005, the loss from continuing operations was $9,000 compared to $319,000 for the corresponding period of 2004, an improvement of $310,000.

Discontinued Operations

The income from operations for discontinued retail segments for the three months ended January 31, 2004 was $107,000. The corresponding income tax expense of $45,000 was allocated at an effective tax rate of 42% based upon expected liability for federal and state taxes for fiscal year 2005 for the income generated by the discontinued operations. Consequently, income from discontinued operations for the first quarter of fiscal year 2004 was $62,000. The disposal of the retail segments was completed in the second quarter of fiscal year 2004. Consequently, there is no effect from discontinued operations in fiscal year 2005.

Net Income

The net loss of $9,000 for the three months ended January 31, 2005 was a result of the loss from operations. The loss was an improvement of $248,000 from a net loss of $257,000 in the corresponding period in fiscal year 2004 which included a loss from continuing operations and income from discontinued operations.

Trends

Although our operations resulted in a loss in the first quarter on fiscal year 2005, we feel the improvement in the loss from continuing operations compared to the first quarter in fiscal year 2004 is reflective of changing business trends and that we will be profitable for fiscal year 2005. While growth for water and coffee products in some markets has remained relatively flat, we have seen encouraging growth trends in several markets. As mentioned above, pricing has been a key reason for improved financial performance. Prices have increased in all markets over the last year for all significant products and services. We continue to experience competition from retail outlets for coolers but the effect of that competition, though still reducing our base business, appears to be leveling off. We are also experiencing growth in customers that are purchasing our water services without renting a cooler. We believe that this trend will increase over the next year but may not offset a decline in cooler rentals.

In addition, the potential of growth through acquisitions remains viable. We have ample opportunities to acquire businesses through small acquisitions and will take advantage of this based on price, potential synergies, and access to capital.

However, profitability continues to be threatened by costs controlled by outside conditions such as fuel, insurance, and administrative expenses related to regulatory requirements. The SEC recently issued a notice extending the period to comply with Section 404 of the Sarbanes-Oxley Act for non-accelerated filers. This effectively provides us with an additional year to comply. Consequently, we expect that this will postpone a substantial portion of our anticipated cost for this compliance from fiscal year 2005 to fiscal year 2006.

We feel that the general improvement in market conditions, combined with acquisitions and cost efficiencies, will continue to improve profitability as long as these conditions and opportunities exist.

                         Liquidity and Capital Resources

As of January 31, 2005 we had working capital of $252,000 compared to $637,000 as of October 31, 2004, a decrease of $385,000. The lower amount of working capital was primarily a result of our operating line of credit being due April 1, 2005. The outstanding amounts were $1.8 million on the operating line of credit and $5.3 million on the acquisition line as of January 31, 2005. We expect to use an additional $500,000 for seasonal cash needs from the operating line of credit before it is due.

On March 9, 2005 we signed a commitment letter with Bank of America to refinance our senior credit facility with a new $41.5 million facility. We intend to close the new facility by April 1, 2005. Proceeds from the new facility would be used to pay off the existing line of credit as well as the acquisition line and term loan with Webster Bank. In addition, we expect proceeds to be available from the new facility to pay down $3.6 million of our 12% subordinated debt. There would be no prepayment penalty as a result of the pay down of the senior or subordinated debt. The total term debt with Bank of America would be $28 million with an amortization schedule for pay back over seven years. Bank of America would also make $6 million available for an operating line of credit and $7.5 million available for acquisitions for a term of three years. Interest rates for the proposed term loan would range from 1.50% to 2.50% over the 30-day LIBOR and interest rates for the line of credit range from 1.25% to 2.25% over the 30-day LIBOR contingent on our ratio of senior debt to earnings before interest, taxes, depreciation, and amortization. In addition to that ratio, we would be required to comply with total and senior fixed charge ratios which would measure our ability to service our scheduled debt payments. The principal repayment schedule of the proposed term loan would escalate the annual amounts over the term from $3 million to $4.75 million per year.

The new facility would lower the annual principal payment on the term debt between $500,000 and $1,000,000 annually, $900,000 the first year, and would extend the pay back schedule two years. We expect to save approximately $250,000 annually in interest with the pay down of a portion of the subordinated debt. The new facility would also allow us to make additional payments on subordinated debt principal if certain leverage targets are met. Interest rates in the new facility would be lower than rates in our existing facility but future effective interest rates related to the facility may be favorably or unfavorably affected by the use of interest rate swaps. Closing the new facility may require that we recognize a gain or loss for bank fees, interest rate swaps or the changes in the fair value of the debt instruments in the period in which we close. The effect of the potential gains and losses to be recognized will be quantified when the transaction closes.

In the event we cannot close the new facility and cannot refinance our current credit facility we would use cash flows from operations to pay the outstanding balance of the working capital line on April 1, 2005 and would seek additional sources of working capital to supplement operating cash flows during our peak business cycle. If we cannot pay the working capital line of credit upon maturity, it would constitute an event of default and the entire balance of the facility, approximately $25.1 million as of January 31, 2005, would become due and payable. We expect the balance of the operating line of credit to be $2.3 million as of April 1, 2005. Although, we feel the probability of not being able to close the new facility is remote, no assurance can be given that adequate financing at reasonable interest rates will be secured if more cash is needed other than that generated from operations.

We are in compliance with the financial covenants of our financing agreements as of January 31, 2005 and current on our scheduled interest and principal payments for all of our financing arrangements.

We routinely use cash for capital expenditures and repayment of debt. In the first three months of fiscal year 2005 we spent $803,000 on capital expenditures including coolers, brewers, bottles and racks related to home and office distribution. During the first three months of fiscal year 2005, we paid $875,000 for regularly scheduled debt repayments on our senior credit facility. Also, we used $1,061,000 to pay accounts payable and accrued expenses. The reduction of these balances is seasonal and will increase in the summer months.

As of January 31, 2005, we had $10 million of fixed rate debt in an outstanding swap agreement. During the first quarter of fiscal year 2005, we recorded $34,000 of comprehensive income related to the appreciation of the value of our swap agreement. For a schedule and further explanation of our fixed debt instruments, see Item 3.

In addition to our senior and subordinated debt commitments, we have significant future cash commitments, primarily in the form of operating leases that are not reported on the balance sheet. The following table sets forth our contractual commitments as of January 31, 2005:

                            Interest on                    Coffee
                            Fixed Rate     Operating      Purchase
Fiscal Year       Debt          Debt        Leases     Commitments(1)      Total
-----------   -----------   -----------   ----------   --------------   -----------
2005          $ 5,532,000    $1,584,000   $1,644,000      $487,000      $ 9,247,000
2006            4,627,000     2,112,000    2,020,000       162,000        8,921,000
2007            5,081,000     2,112,000    1,709,000             0        8,902,000
2008           28,145,000     1,232,000    1,478,000             0       30,855,000
2009                    0             0    1,059,000             0        1,059,000
Thereafter              0             0      995,000             0          995,000
              -----------    ----------   ----------      --------      -----------
Total         $43,385,000    $7,040,000   $8,905,000      $649,000      $59,979,000
              ===========    ==========   ==========      ========      ===========

(1) Please refer to "Commodity Price Risks -- Coffee" on page 17 of this report for additional information on our coffee supply agreements.

The debt obligation in fiscal year 2005 includes payoff of the operating line of credit balance as of January 31, 2005 which matures in April 2005. As of the date of this report, we have no other material contractual obligations or commitments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Market risks relating to our operations result primarily from changes in interest rates and commodity prices.

INTEREST RATE RISKS

We use interest rate "swap" agreements to curtail interest rate risk. Currently, we have one outstanding swap agreement, expiring June 11, 2006, in the notional amount of $10 million. It fixes our interest rate on the notional amount at 1.74% plus the applicable margin in our facility. At January 31, 2005, we had approximately $15.8 million of long term debt subject to variable interest rates. Under the loan and security agreement with Webster Bank, we currently pay interest at a rate of LIBOR plus a margin of 2.50% (5.09%, at January 31, 2005). A hypothetical 100 basis point increase in the LIBOR rate would result in an additional $158,000 of interest expense on an annualized basis. Conversely, a decrease would result in a proportionate interest cost savings.

The new facility with Bank of America would require us to fix 75% of our term debt with interest rate swaps. This will require that we increase our fixed rate date by executing more swap arrangements during the second quarter of fiscal year 2005, if we close the loan. Swap agreements serve to stabilize our cash flow and expenses but ultimately may cost more or less in interest than if we had carried all of our debt at a variable rate over the swap term.

COMMODITY PRICE RISKS

Coffee

The cost of our coffee purchases is affected by commodity prices. We enter into contracts to mitigate market fluctuation of these costs by fixing the price for certain periods with our suppliers. Currently we have fixed the price of our anticipated supply through December 2005 at "green" prices ranging from $.95 to $1.12 per pound. We are not insulated from price fluctuations beyond that date. At our existing sales levels, an increase in pricing of $.10 per pound would increase our total cost for coffee $75,000, on an annual basis. In this case, competitors that had fixed pricing might have a competitive advantage.

Diesel Fuel

We own and operate vehicles to deliver product to customers. The cost of fuel to operate these vehicles fluctuates over time. During the quarter ended January 31, 2005, fuel prices have increased significantly. We estimate that a $0.10 increase per gallon in fuel cost would result in an increase to annual operating costs of approximately $60,000. In aggregate, we have spent approximately an additional $107,000 on fuel as a result of higher prices in the first quarter of fiscal year 2005 compared to the comparable period in fiscal year 2004.

ITEM 4. CONTROLS AND PROCEDURES

Our chief executive officer, our chief financial officer, and other members of our senior management team have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were adequate and effective to provide reasonable assurance that information required to be disclosed by us, including our consolidated subsidiary, in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the three months ended January 31, 2005, there were no changes in our internal control over financial reporting.

PART II - Other Information

ITEM 6. EXHIBITS

Exhibit
 Number   Description
-------   -----------
3.1       Certificate of Incorporation (Incorporated by reference to Exhibit B to Appendix A to our registration statement on Form S-4, File No.
          333-45226, filed with the SEC on September 6, 2000)

3.2 Certificate of Amendment of Certificate of Incorporation (Incorporated by reference to Exhibit 4.2 of our current report on Form 8-K, filed with the SEC on October 19, 2000)

3.3       By-laws, as amended (Incorporated by reference to Exhibit 3.3 to our quarterly report on Form 10-Q, filed with the SEC on September 14,
          2001)

10.1*     Employment Agreement dated January 1, 2005 with Timothy G. Fallon
          (Incorporated by reference to Exhibit 10.4 of our annual report on Form 10-K, filed with the SEC on January 31, 2005)

10.2*     Employment Agreement dated January 1, 2005 with Peter K. Baker
          (Incorporated by reference to Exhibit 10.6 of our annual report on Form 10-K, filed with the SEC on January 31, 2005)

10.3*     Employment Agreement dated January 1, 2005 with John B. Baker
          (Incorporated by reference to Exhibit 10.7 of our annual report on Form 10-K, filed with the SEC on January 31, 2005)

10.4      Amended and Restated Loan and Security Agreement dated December 29,
          2004 among Webster Bank, M &T Bank, Banknorth Group, Rabobank and us
          (Incorporated by reference to Exhibit 10.12 of our annual report on Form 10-K, filed with the SEC on January 31, 2005)

10.5 Form of Amended and Restated Term Note dated December 29, 2004 issued to Webster Bank (Incorporated by reference to Exhibit 10.13 of our annual report on Form 10-K, filed with the SEC on January 31, 2005)

10.6      Reaffirmation of Subordination dated December 29, 2004 of Henry E.
          Baker to Webster Bank (Incorporated by reference to Exhibit 10.19 of our annual report on Form 10-K, filed with the SEC on January 31,
          2005)

10.7 Reaffirmation of Subordination dated December 29, 2004 of Joan Baker to Webster Bank (Incorporated by reference to Exhibit 10.20 of our annual report on Form 10-K, filed with the SEC on January 31, 2005)

10.8      Reaffirmation of Subordination dated December 29, 2004 of John B.
          Baker to Webster Bank (Incorporated by reference to Exhibit 10.21 of our annual report on Form 10-K, filed with the SEC on January 31,
          2005)

10.9      Reaffirmation of Subordination dated December 29, 2004 of Peter K.
          Baker to Webster Bank (Incorporated by reference to Exhibit 10.22 of our annual report on Form 10-K, filed with the SEC on January 31,
          2005)

10.10     Reaffirmation of Subordination dated December 29, 2004 of Ross S.
          Rapaport to Webster Bank (Incorporated by reference to Exhibit 10.23 of our annual report on Form 10-K, filed with the SEC on January 31,
          2005)

10.11 Form of Amended and Restated Acquisition/Capital Line of Credit Note dated December 29, 2004 issued to Webster Bank (Incorporated by reference to Exhibit 10.24 of our annual report on Form 10-K, filed with the SEC on January 31, 2005)

10.12     Form of Amended and Restated Revolving Line of Credit Note dated
          December 29, 2004 issued to Webster Bank (Incorporated by reference to
          Exhibit 10.25 of our annual report on Form 10-K, filed with the SEC on January 31, 2005)

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1      Certification of Chief Executive Officer pursuant to 18 U.S.C. Section
          1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002

32.2      Certification of Chief Financial Officer pursuant to 18 U.S.C. Section
          1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002

*    Management contract or compensatory plan.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 17, 2005

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

                             Exhibits Filed Herewith

Exhibit
 Number   Description
-------   -----------
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