Form 10-K/A
period 2004-10-31
VERMONT PURE HOLDINGS LTD/DE
filed 2005-07-08
CIK 1123316

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 2004

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to
      ___________

                        Commission File Number 000-31797

                           VERMONT PURE HOLDINGS, LTD.
                  ---------------------------------------------
                 (Exact name of business issuer in its charter)

          DELAWARE                                       03-0366218
-------------------------------            -------------------------------------
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last sale price per share of common stock on April 30, 2004, the last day of the registrant's most recently completed second fiscal quarter, as reported on the American Stock Exchange, was $33,127,187.

The number of shares outstanding of the Issuer's Common Stock, $.001 par value, was 21,624,877 on June 17, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement, which was filed February 28, 2005 in connection with the registrant's annual meeting of stockholders, are incorporated by reference to Part III into this Form 10-K/A.

EXPLANATORY NOTE

This Amendment on Form 10-K/A to the Annual Report on Form 10-K for the year ended October 31, 2004 of Vermont Pure Holdings, Ltd. and its wholly-owned subsidiary (our "Original Filing") is being filed in order to correct our previously issued consolidated financial statements for fiscal 2004, 2003 and 2002. The corrections are to properly account for our advertising costs in accordance with accounting principles generally accepted in the United States of America. See Note 2 of Notes to Consolidated Financial Statements for additional discussion.

Form 10-K/A amends and restates the entire 10K for the year ended October 31, 2004 as a convenience to readers. The primary changes are in Part II, Items 6, 7 and 9A, as well as in the financial statements and Notes 2 and 22 to the financial statement footnotes.

Except as otherwise expressly stated, the information in the Amendment No. 1 is as of January 31, 2005, the date on which the original Form 10-K was filed, and this Amendment does not purport to provide an update or discussion of any developments subsequent to the original filing.

                                Table of Contents

                                                                                                     PAGE
                                                                                                     ----
PART I
Item 1.     Business                                                                                   4
Item 2.     Properties                                                                                12
Item 3.     Legal Proceedings                                                                         13
Item 4.     Submission of Matters to a Vote of Security Holders                                       13

PART II
Item 5.     Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer
            Purchases of Equity Securities                                                            14
Item 6.     Selected Financial Data                                                                   16
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations     16
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk                                27
Item 8.     Financial Statements and Supplementary Data                                               28
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure      28
Item 9A.    Controls and Procedures                                                                   28
Item 9B.    Other Information                                                                         30

PART III
Item 10.    Directors and Executive Officers of the Registrant                                        31
Item 11.    Executive Compensation                                                                    31
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
            Matters                                                                                   31
Item 13.    Certain Relationships and Related Transactions                                            31
Item 14.    Principal Accountant Fees and Services                                                    31

ITEM IV
Item 15.    Exhibits and Financial Statement Schedules                                                32
            Signatures

In this annual report on Form 10-K/A, "Vermont Pure," the "Company," "we," "us" and "our" refer to Vermont Pure Holdings, Ltd. and its subsidiaries, taken as a whole, unless the context otherwise requires.

This Annual Report on Form 10-K/A contains references to trade names, label design, trademarks and registered marks of Vermont Pure Holdings, Ltd. and its subsidiaries and other companies, as indicated. Unless otherwise provided in this Annual Report on Form 10-K/A, trademarks identified by (R) are registered trademarks or trademarks, respectively, of Vermont Pure Holdings, Ltd. or its subsidiaries. All other trademarks are the properties of their respective owners.

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

Please refer to Note 9 to our Consolidated Financial Statements for information on inventories at October 31, 2004.

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

We use outside distributors in areas where we currently do not distribute our products. Distributor sales represented less than 2% of total revenue in fiscal year 2004.

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

The information on our website is not incorporated by reference in this annual report on Form 10-K/A or in any other report, schedule, notice or registration statement filed with or submitted to the SEC.

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

Fiscal Year Ended October 31, 2004         High          Low
----------------------------------        -----         -----
       First Quarter                      $3.45         $3.00
       Second Quarter                     $3.50         $2.75
       Third Quarter                      $3.10         $2.05
       Fourth Quarter                     $2.24         $1.79

Fiscal Year Ended October 31, 2003

       First Quarter                      $4.40         $3.54
       Second Quarter                     $4.15         $3.00
       Third Quarter                      $3.92         $3.05
       Fourth Quarter                     $3.70         $3.33

The last reported sale price of our Common Stock on AMEX on June 16, 2005 was $1.88 per share.

As of that date, we had 398 record owners and believe that there were approximately 3,200 beneficial holders of our Common Stock.

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

                                                                                                     (c)
                                                                                            Number of Securities
                                            (a)                            (b)             remaining available for
                                Number of Securities to be   Weighted-average exercise      future issuance under
                                 issued upon exercise of       price of outstanding       equity compensation plans
                                  outstanding options,          options, warrants and      (excluding securities
        Plan Category             warrants and rights               rights                reflected in column (a)).
-----------------------------   --------------------------   -------------------------    -------------------------
Equity compensation plans
approved by security holders           2,179,655                      $3.10                         515,697

Equity compensation plans not
approved by security holders
(1)(2)(3)                                483,135                      $2.50                           -0-

Total                                  2,662,790                      $2.98                         515,697

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

(4) Please refer to Note 15 to our Consolidated Financial Statements for additional information on stock option plans approved by our stockholders.

SECURITIES SOLD AND EXEMPTION FROM REGISTRATION CLAIMED.

None

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS DURING THE FOURTH QUARTER.

In August 2004, the following officers and directors purchased shares of the Company's Common Stock on the open market:

    Director                  Number of Shares       Average Price
-------------------           ----------------       -------------
John Baker                         5,000                 $2.20
Timothy Fallon                     3,984                 $3.10
Bruce MacDonald                    1,300                 $3.10
David Preston                      3,000                 $2.00

ITEM 6. SELECTED FINANCIAL DATA.

The selected financial data set forth has been derived from the consolidated financial statements of Vermont Pure Holdings, Ltd. and have been restated to reflect adjustments made to the original Form 10-K that are further discussed in
Note 2: "Restatement of Consolidated Financial Statements" under Notes to Consolidated Financial Statements included elsewhere in this Form 10-K/A. The information derived from the consolidated financial statements presented below as of and for the years ended October 31, 2001 and 2000, respectively, has been adjusted to conform with the effects of the restatement discussed further in
Note 2. The information set for below should be read in conjunction with our consolidated financial statements and footnotes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report. The historical results are not necessarily indicative of the operating results to be expected in the future.

                                                                      Fiscal Years Ended
(000's except per share)             October 31,      October 31,      October 31,      October 31,     October 30,
                                        2004             2003             2002             2001             2000
                                    (as restated)    (as restated)    (as restated)    (as restated)   (as restated)
                                    -------------    -------------    -------------    -------------   -------------
Net sales                             $  52,473       $    49,854       $  49,068       $  47,551      $    20,922
Net Income (loss) from continuing
operations                            $     500       $       941       $   2,079       $     775      $    (1,723)
Net Income (loss) per share from
continuing operations - diluted       $     .02       $       .04       $     .09       $     .04      $      (.16)
Total assets                          $ 103,781       $   111,123       $ 109,143       $ 106,138      $   110,703
Long term debt                        $  37,854       $    48,274       $  46,540       $  47,851      $    51,412

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESTATEMENT

On April 13, 2005 the Company was contacted by the Staff of the Securities and Exchange Commission during the course of a routine review of our periodic filings and made inquires regarding certain of our accounting policies. As a result of this inquiry Management re-evaluated the Company's treatment of certain advertising costs. Historically, the Company capitalized certain advertising costs and amortized them over the duration of the advertising campaign as it believed those costs qualified as direct response advertising in accordance with Statement of Position No. 93-7, "Reporting on Advertising Costs". Upon further review Management determined that those costs did not qualify as direct response advertising and should have been expensed as incurred. The cumulative effect of this accounting correction is an increase of the accumulated deficit as of the beginning of fiscal 2002 of $201,690, an increase in earnings of $10,317 in fiscal 2002, reduction in earnings of $20,146 in fiscal 2003 and an increase in earnings of $9,234 in fiscal 2004.

See Note 2 to the consolidated financial statements of this Form 10-K/A for a summary of the significant effects of this restatement on the Company's consolidated balance sheets as of October 31, 2004 and 2003 as well as on the Company's consolidated statements of operations, changes in stockholders' equity and comprehensive income and cash flows for each of the three years in the period ended October 31, 2004. The accompanying Management's Discussion and Analysis gives effect to these corrections.

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

FORWARD-LOOKING STATEMENTS

      When used in the Form 10-K/A and in our future filings with the Securities and Exchange Commission, the words or phrases "will likely result," "we expect," "will continue," "is anticipated," "estimated," "project," or "outlook" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. We wish to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to various risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

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

The comparative breakdown of sales is as follows:

       Product Line                     2004               2003          Difference      % Diff.
       ------------                     ----               ----          ----------      -------
                                    (in 000's $)       (in 000's $)     (in 000's $)
Water                                 $25,043             $24,030          $1,013           4%
Coffee and Other Products              18,524              17,284           1,240           7%
Equipment Rental                        8,906               8,540             366           4%
                                      -------             -------          ------
Total                                 $52,473             $49,854          $2,619           5%

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

Cost of goods sold includes all costs to bottle water, costs of purchasing and receiving products for resale, including freight, as well as costs associated with product quality, warehousing and handling costs, internal transfers, and the repair and service of rental equipment, but does not include the costs of distributing our product to our customers. We include distribution costs in selling, general, and administrative expense, and the amount is reported below. The reader should be aware that other companies may include distribution costs in their cost of goods sold, in which case, on a comparative basis, such other companies may have a lower gross margin as a result.

Income from Operations/Operating Expenses

Income from operations decreased to $4,505,000 in 2004 from $5,807,000 in 2003, a decrease of $1,302,000, or 22%. The decrease was related to a higher sales mix of lower margin products, higher production and service costs and higher operating costs.

Total operating expenses increased to $25,191,000 for the year, up from $23,248,000 the prior year, an increase of $1,943,000, or 8%. Selling, general and administrative (SG&A) expenses were $23,714,000 in fiscal year 2004 and $22,190,000 in 2003, an increase of $1,524,000, or 7%. Of total SG&A expenses, route distribution costs, significantly influenced by labor, fuel, vehicle, and insurance costs, increased 11%. Included in SG&A expenses, total distribution related costs increased to $10,940,000 in fiscal year 2004 from $9,821,000 in fiscal year 2003. In addition, selling costs decreased 8% as a result of vacancies in our sales staffing and administration costs increased 5% as a result of the costs of serving more customers and increasing regulatory requirements.

Advertising expenses were $1,034,000 in fiscal year 2004 compared to $832,000 in 2003, an increase of $202,000, or 24%. The increase in advertising costs is related to additional yellow page advertising in 2004.

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

The gain on sale of equipment was $10,000 in fiscal year 2004 compared to a loss of $2,000 in 2003 primarily related to the sale of bottling equipment when new equipment was purchased in 2004 for relocation of a bottling line from Randolph to White River Junction Vermont. We also recognized an impairment charge related to our investment in a software provider as we determined it was likely that the investment was not recoverable. The amount of the charge was $153,000. See Note 18 b) of our Notes to Consolidated Financial Statements for further information. We expect to continue to receive reliable products and service from the provider.

Income from continuing operations before income tax expense was $855,000 in fiscal year 2004 compared to income from continuing operations before taxes of $1,536,000 in 2003. The tax expense for fiscal year 2004 was $355,000 compared to tax expense of $595,000 in 2003 and was based on an expected effective tax rate of 41% in 2004 and 39% in 2003. The increase in the tax rate is a result of higher estimated tax liability for fiscal year 2004 in some of the states where we conduct business. Our total effective tax rate is a combination of federal and state rates for the states in which we operate. Historically, our rate has been approximately 40% of income before taxes and we expect that to continue. For a reconciliation of the effective and statutory expense, see Note 19 to our Notes to the Consolidated Financial Statements.

Income from continuing operations was $500,000 in 2004, $441,000 less than income from continuing operations of $941,000 in 2003.

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

Net Income

Net income of $660,000 in fiscal year 2004 was attributable to income from continuing operations and loss from discontinued operations combined with a gain on the sale of a portion of the retail business. This was a decrease in net income of $672,000 from net income of $1,332,000 in 2003.

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

The comparative breakdown of sales of the product lines is as follows:

       Product Line                       2003              2002          Difference      % Diff.
       ------------                       ----              ----          ----------      -------
                                       (in 000's $)       (in 000's $)   (in 000's $)
Water                                    $24,030            $24,738          $ (708)        (3%)
Coffee and Other Products                 17,284             15,581           1,703         11%
Equipment Rental                           8,540              8,749            (209)        (2%)
                                         -------            -------          ------
Total                                    $49,854            $49,068          $  786          2%

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

Income from Operations/Operating Expenses

Total operating expenses increased to $23,248,000 in 2003 from $21,784,000 in 2002, an increase of $1,464,000, or 7%. Higher operating costs, combined with lower selling prices and higher production costs, resulted in a decrease in income from operations of $2,418,000, to $5,807,000 in 2003 compared to $8,225,000 in 2002.

Selling, general and administrative (SG&A) expenses increased to $22,190,000 in 2003 from $20,410,000 in 2002, an increase of $1,780,000, or 9%. Included in
SG&A expenses, total distribution related costs increased to $9,821,000 in fiscal year 2003 from $9,047,000 in fiscal year 2002. This increase was primarily driven by an increase in the sales force to maintain and improve sales volume.

Advertising expenses decreased 24% to $832,000 in 2003 from $1,089,000 in 2002. The decrease is reflective of a sales strategy that focused more on direct sales than advertising.

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

Income from continuing operations before income tax expense was $1,536,000 for 2003 compared to $3,528,000 in 2002. Lower taxable income resulted in an $854,000 decrease in income tax expense from 2002 to 2003. The effective tax rate that we used to compute our expense reduced slightly from 41% to 39%. The reduction was a result our estimated tax liability for fiscal year in some of the states in which we operate. For a reconciliation of the effective and statutory expense, see Note 19 to our notes to the consolidated financial statements

Income from Continuing Operations

Lower interest and taxes did not offset lower prices and higher costs mentioned earlier. As a result, income from continuing operations decreased to $941,000 in 2003 from $2,079,000 in 2002, a decrease of $1,138,000, or 55%.

Discontinued Operations

The income from operations for discontinued segments in fiscal year 2003 was $391,000 compared to $441,000 in 2002. The lower income was attributable to lower margins as a result of lower average selling prices. The corresponding tax expense on income from discontinued operations for fiscal year 2003 was calculated at 39%. Tax expense on income from discontinued operations in fiscal year 2002 was $307,000 based on an effective tax rate of 41%.

Net Income

Net income of $1,332,000 in fiscal year 2003 was attributable to income from continuing operations and income from discontinued operations combined with a gain on the sale of a portion of the retail business. This was a decrease in net income of $1,188,000 from net income of $2,520,000 in 2002.

Based on the weighted average number of shares of Common Stock outstanding of 21,282,000 (basic) and 21,765,000 (diluted) during 2003, net income was $.06 per share - basic and diluted. Of the total earnings per share, $.04 was attributable to continuing operations while $.02 was derived from discontinued operations, basic and diluted. This compares to $.12 per share ($.10 from continuing operations, $.02 from discontinued operations), basic, and $.11 per share ($.09 from continuing operations, $.02 from discontinued operations), diluted, in 2002.

We entered into a new swap agreement during the year ended October 31, 2003 as described under Liquidity and Capital Resources. The fair value of our four outstanding swaps increased $807,000 during the 2003 fiscal year, resulting in an unrealized loss of $36,000, net of taxes. This amount has been recognized as an adjustment to net income to arrive at comprehensive income as defined by the applicable accounting standards. Further, it has been recorded as a current liability and a reduction in stockholders' equity on our balance sheet.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2004 we had working capital of $350,000 compared to $4,760,000 on October 31, 2003, a decrease of $4,410,000. The decrease in working capital was primarily the result of our operating line of credit becoming current debt during the year. It is due April 1, 2005.

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

We were in compliance with all of the financial covenants of our credit facility as of October 31, 2004. The covenants include senior debt service coverage of greater than 1.5 to 1, global debt service coverage of greater than 1.1 to 1, senior debt to earnings before interest, taxes, depreciation, and amortization (EBITDA) of greater than 2.75 to 1 and current ratio of greater than 1 to 1. In addition, the Company is required to have capital expenditures less than $3 million plus net income and no net losses in any of its second, third, and fourth fiscal quarters.

In fiscal year 2004 we reduced our deferred tax asset by $150,000 to reflect usage of federal net operating loss carryforwards. This reflects our utilization of net operating losses to offset taxes that would have been payable in cash for the period. We have increased the current portion and decreased the long-term portion of the deferred tax asset to reflect current estimates of future utilization. There is a total deferred tax asset of $2,189,000 as of October 31, 2004.

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

The Company's Loan and Security agreement requires that it be in compliance with certain financial covenants at the end of each of its fiscal quarters. For the end of the fiscal year, these covenants include senior debt service coverage of greater than 1.50 to 1, total debt service coverage of greater than 1.10 to 1, senior debt to earnings before interest, taxes, depreciation, and amortization (EBITDA) of greater than 2.75 to 1 and a current ratio of greater than 1 to 1. In addition, we are not permitted to have a net loss in the second, third, or fourth quarters of the fiscal year and unfinanced capital expenditures cannot exceed $3 million plus net income. We are in compliance with the financial covenants of our financing agreements as of October 31, 2004 and current on our scheduled interest and principal payments for all of our financing arrangements.

In addition to our senior and subordinated debt commitments, we have significant future cash commitments, primarily in the form of operating leases that are not reported on the balance sheet. The following table sets forth our contractual commitments as of October 31, 2004:

Fiscal                    Interest on Fixed   Operating   Coffee Purchase
 Year          Debt (1)     Rate Debt (1)     Leases (2)  Commitments (3)     Total
----------  ------------  -----------------  -----------  ---------------  ------------
2005        $  6,141,000  $       2,112,000  $ 2,206,000  $       230,000  $ 10,689,000
2006           4,627,000  $       2,112,000    1,964,000                0     8,703,000
2007           5,081,000  $       2,112,000    1,711,000                0     8,904,000
2008          28,145,000  $       1,232,000    1,462,000                0    30,839,000
2009                   0                  0    1,033,000                0     1,033,000
Thereafter             0                  0      973,000                0       973,000
            ------------  -----------------  -----------  ---------------  ------------
Total       $ 43,994,000  $       7,568,000  $ 9,349,000  $       230,000  $ 61,141,000
            ============  =================  ===========  ===============  ============

(1) Please refer to Notes 13 and 23 to our Consolidated Financial Statements for additional information regarding our debt obligations.

(2) Please refer to Note 17 to our Consolidated Financial Statements for additional information regarding operating leases. We lease office space in several locations in the U.S.

(3) Please refer to "Commodity Price Risks -- Coffee" on page 27 of this report for additional information on our coffee supply agreements.

The debt obligation in fiscal year 2005 includes payoff of the operating line of credit balance as of October 31, 2004 which matures in March 2005. As of the date of Form 10-K, we have no other material contractual obligations or commitments.

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

Stock Based Compensation

In following the accounting treatment prescribed by APB Opinion No. 25, the Company has recognized no compensation expense for its stock option awards because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of option grant. If the Company's compensation committee chose to award options at lower than market prices, the Company would be required to recognize compensation expense. There are currently no plans to issue options at prices lower than the market value. The compensation committee has issued restricted shares of the Company's stock and recorded compensation expense as a result of the issuance.

The Company provides pro forma disclosure in the footnotes to its financial statements to enable the reader to assess the impact on the financial statements if the Company had used the fair value method using SFAS 123. In doing so, the Company makes certain assumptions related to interest rates and the volatility of its stock price. The accuracy of these assumptions affects the eventual outcome of the amount of stock based compensation reported in the footnote.

The Company estimates a risk free rate of return based on current (at the time of option issuance) U. S. Treasury bonds and calculates the volatility of its stock price over the past twelve months from the option issuance date. The fluctuations in the volatility assumption used in the calculation over the years reported is a direct result of the increases and decrease in the stock price over that time. All other factors being equal, a 10% increase in the volatility percentage results in approximately a 12% increase in the fair value of the options, net of tax.

SFAS 123(R) will be effective for the Company starting with its fiscal year ending October 31, 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) which provides additional guidance regarding the pronouncement. The Company is currently assessing the impact that SFAS will have on its results of operations and financial position.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial statements and their footnotes are set forth on pages F-1 through F-28.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

During the course of a review of our Annual Report on Form 10-K for the year ended October 31, 2004 filed on January 31, 2005 (our original filing), the Staff of the Securities and Exchange Commission inquired about our accounting treatment of certain advertising costs, which include Yellow Pages advertising, as set forth in Note 2.h. of Notes to Consolidated Financial Statements in our original filing. As explained in the Note, during the periods covered by the Form 10-K, we expensed Yellow Pages advertising over 12 months consistent with its expected period of future benefit, based on historical responses. The Staff requested that we explain how we met applicable accounting criteria in capitalizing Yellow Pages advertising. After a period of inquiry and analysis, communication with the Staff and discussion with our audit committee and our independent registered public accountants, management has concluded that our previous treatment of capitalizing Yellow Pages advertising costs is not in accordance with generally accepted accounting principles in the United States of America (GAAP) and that we must expense such advertising as incurred.

Consequently, management determined that the Company's audited consolidated financial statements for the years ended October 31, 2004, 2003, and 2002, together with our unaudited consolidated financial statements for the quarter ended January 31, 2005, should be restated to reflect the correction in accounting for Yellow Pages advertising. In addition, the Company reported on Form 8-K that such financial statements filed in its Annual Report on Form 10-K for the year ended October 31, 2004 and its quarterly report on Form 10-Q for the quarter ended January 31, 2005 should no longer be relied upon.

Having determined that a restatement was required, the Company was not able to file timely its quarterly report on Form 10-Q for the quarter ended April 30, 2005 and on June 15, 2005 filed a Form 12b-25 Notification of Late Filing with respect to that Form 10-Q. That quarterly report on Form 10-Q for the quarter ended April 30, 2005 was subsequently filed concurrently with the filing of this Annual Report on Form 10-K/A. For additional information about the restatements, see Note 2 of the Company's consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K/A.

Our independent registered public accountants have advised management and the Company's audit committee that the incorrect accounting for Yellow Pages advertising described above constitutes a "reportable condition" under standards established by the American Institute of Certified Public Accountants. Reportable conditions are matters coming to an independent auditors' attention that, in their judgment, relate to significant deficiencies in the design or operation of internal control which could adversely affect an organization's ability to initiate, authorize, record, process or report external financial data consistent with the assertions of management in the financial statements.

Our chief executive officer, chief financial officer, and other members of our senior management team believe that the procedures followed by the Company provide reasonable assurance that the identified reportable condition did not lead to material misstatements in our consolidated financial statements. In its restated financial statements, the Company has corrected the accounting treatment of advertising expenses.

Taking into account the matters noted above, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this Annual Report on Form 10-K/A, were not effective. However, these officers believe that the reportable condition has now been corrected.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the fourth quarter of fiscal 2004, there were no changes in the Company's internal control over financial reporting that materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

b)    Exhibits as required by Item 601 of Regulation S-K:

Exhibit
Number                                Description
-------     --------------------------------------------------------------------
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

10.3*       1999 Employee Stock Purchase Plan. (Incorporated by reference to
            Exhibit A of the 1999 Definitive Proxy Statement dated May 15,
            1999.)

10.4*#      Employment Agreement dated January 1, 2005 between the Company and
            Timothy G. Fallon.

10.5*       Employment Agreement between the Company and Bruce S. MacDonald.
            (Incorporated by reference to Exhibit 10.14 of the S-4 Registration
            Statement.)

10.6*#      Employment Agreement dated January 1, 2005 between the Company and
            Peter K. Baker.

10.7*#      Employment Agreement January 1, 2005 between the Company and John
            B. Baker.

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

10.10       Lease of Grounds in Stamford, Connecticut from Henry E. Baker.
            (Incorporated by reference to Exhibit 10.24 of the S-4 Registration
            Statement.)

10.11       Lease of Building in Stamford, Connecticut from Henry E. Baker.
            (Incorporated by reference to Exhibit 10.23 of the S-4 Registration
            Statement.)

10.12#      Amended and Restated Loan and Security Agreement between the
            Company and Webster Bank, M &T Bank, Banknorth Group, and Rabobank dated December 29, 2004.

10.13#      Form of Amended and Restated Term Note from the Company to Webster
            Bank and participants dated December 29, 2004.

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

10.18 Amended and Restated Subordinated Promissory Note from the Company to Ross S. Rapaport, Trustee, dated March 5, 2003. (Incorporated by reference to Exhibit 10.12 of Form 10-Q for the quarter ended
            January 31, 2003.)

10.19# Reaffirmation of Subordination from Henry E. Baker to Webster Bank dated December 29, 2004.

10.20# Reaffirmation of Subordination from Joan Baker to Webster Bank dated December 29, 2004.

10.21# Reaffirmation of Subordination from John B. Baker to Webster Bank dated December 29, 2004.

10.22# Reaffirmation of Subordination from Peter K. Baker to Webster Bank dated December 29, 2004.

10.23#      Reaffirmation of Subordination from Ross S. Rapaport, Trustee, to
            Webster Bank dated December 29, 2004.

10.24#      Form of Amended and Restated Acquisition/Capital Line of Credit
            Note from the Company to Webster Bank and participants dated
            December 29, 2004.

10.25#      Form of Amended and Restated Revolving Line of Credit Note from the
            Company to Webster Bank and participants dated December 29, 2004.

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

21#         Subsidiaries of the Registrant

23.1        Consent of Deloitte & Touche LLP

23.2        Consent of Grassi & Co. CPAS

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

# Exhibits not filed with Form 10K/A, Amendment No. 1. Incorporated by reference to Form 10-K for the year ending October 31, 2004.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Vermont Pure Holdings, Ltd. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      VERMONT PURE HOLDINGS, LTD.

                                      By: /s/ Timothy G. Fallon
                                          -------------------------------------
Dated: July 8, 2005                   Timothy G. Fallon, Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Name                           Title                           Date
-----------------------   -------------------------------------   ------------
/s/ David R. Preston      Chairman of the Board of Directors      July 8, 2005
--------------------
David R. Preston

/s/ Henry E. Baker        Director, Chairman Emeritis             July 8, 2005
------------------
Henry E. Baker

/s/ John B. Baker         Executive Vice President and Director   July 8, 2005
------------------
John B. Baker

/s/ Peter K. Baker        President and Director                  July 8, 2005
------------------
Peter K. Baker

/s/ Philip Davidowitz     Director                                July 8, 2005
---------------------
Phillip Davidowitz

/s/ Timothy G. Fallon     Director                                July 8, 2005
---------------------
Timothy G. Fallon

/s/ Robert C. Getchell    Director                                July 8, 2005
----------------------
Robert C. Getchell

/s/ Carol R. Lintz        Director                                July 8, 2005
------------------
Carol R. Lintz

/s/ Ross S. Rapaport      Director                                July 8, 2005
--------------------
Ross S. Rapaport

/s/ Norman E. Rickard     Director                                July 8, 2005
---------------------
Norman E. Rickard


/s/ Beat Schlagenhauf     Director                                July 8, 2005
---------------------
Beat Schlagenhauf

/s/ Bruce S. MacDonald    Chief Financial Officer and Secretary   July 8, 2005
----------------------
Bruce S. MacDonald

                     EXHIBITS TO VERMONT PURE HOLDINGS, LTD.
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2004
                             EXHIBITS FILED HEREWITH

Exhibit
Number                               Description
------   -----------------------------------------------------------------------
23.1     Consent of Deloitte & Touche LLP

23.2     Consent of Grassi & Co., CPAS

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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                          PAGE
                                                                                       ----------
Reports of Independent Registered Public Accounting Firms                              F-1 - F-2

Financial Statements:

     Consolidated Balance Sheets, October 31, 2004 as restated  and 2003 as restated   F-3

     Consolidated Statements of Operations, Fiscal Years Ended October 31,
     2004 as restated, 2003 as restated, and 2002 as restated                          F-4

     Consolidated Statements of Stockholders' Equity and Comprehensive
     Income, Fiscal Years Ended October 31, 2004 as restated, 2003 as
     restated, and 2002 as restated                                                    F-5

     Consolidated Statements of Cash Flows, Fiscal Years Ended October 31,
     2004 as restated, 2003 as restated, and 2002 as restated                          F-6

     Notes to Consolidated Financial Statements                                        F-7 - F-28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Vermont Pure Holdings, Ltd.
Williston, Vermont

We have audited the accompanying consolidated balance sheets of Vermont Pure Holdings, Ltd. and subsidiaries (the "Company") as of October 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

/s/ DELOITTE & TOUCHE LLP
Hartford, Connecticut

January 18, 2005 (July 7, 2005 as to the effects of the restatement discussed in Note 2)

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

/s/ GRASSI & CO., CPAs, P.C.
GRASSI & CO., CPAs, P.C.
Certified Public Accountants

New York, New York
December 13, 2002
(Except Note 21 which is dated January 28, 2005 And Note 2 which is dated June
  19, 2005)

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                        October 31,
                                                                             --------------------------------
                                                                                  2004              2003
                                                                             --------------    --------------
                                                                              (as restated,     (as restated,
                                                                               see note 2)       see note 2)
                        ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                 $      783,445    $    1,170,321
   Accounts receivable - net of reserve of $303,304 and $335,321
       for 2004 and 2003, respectively                                            7,065,530         6,198,942
   Inventories                                                                    1,069,834         1,018,970
   Current portion of deferred tax asset                                          1,439,446         1,093,000
   Other current assets                                                           1,379,104         1,459,656
   Unrealized gain on derivatives                                                   103,100                 -
   Discontinued operations                                                                -         3,876,654
                                                                             --------------    --------------
     TOTAL CURRENT ASSETS                                                        11,840,459        14,817,543
                                                                             --------------    --------------

PROPERTY AND EQUIPMENT - net of accumulated depreciation                         12,147,200        13,482,857
Discontinued Operations                                                                   -         7,142,676
                                                                             --------------    --------------
TOTAL PROPERTY AND EQUIPMENT                                                     12,147,200        20,625,533
                                                                             --------------    --------------

OTHER ASSETS:
   Goodwill                                                                      74,772,591        72,899,355
   Other intangible assets - net of accumulated amortization                      3,734,899         1,247,994
   Deferred tax asset                                                               749,713         1,246,442
   Other assets                                                                     536,000           285,678
                                                                             --------------    --------------
     TOTAL OTHER ASSETS                                                          79,793,203        75,679,469
                                                                             --------------    --------------

TOTAL ASSETS                                                                 $  103,780,862    $  111,122,545
                                                                             ==============    ==============

             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long term debt                                         $    6,140,635    $    3,148,274
   Accounts payable                                                               2,828,789         2,318,720
   Accrued expenses                                                               2,318,486         2,329,163
   Current portion of customer deposits                                             202,244           169,504
   Unrealized loss on derivatives                                                         -            35,504
   Discontinued operations                                                                -         2,056,938
                                                                             --------------    --------------
     TOTAL CURRENT LIABILITIES                                                   11,490,154        10,058,103

   Long term debt, less current portion                                          37,853,696        48,273,782
   Customer deposits                                                              3,168,483         2,655,560
                                                                             --------------    --------------
     TOTAL LIABILITIES                                                           52,512,333        60,987,445
                                                                             --------------    --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock - $.001 par value, 50,000,000 authorized shares 21,569,711 issued and 21,498,161 outstanding shares as of October 31, 2004 and
      21,430,987 issued and 21,359,437 outstanding as of October 31, 2003            21,569            21,431
   Additional paid in capital                                                    57,869,411        57,535,069
   Treasury stock, at cost, 71,550 shares as of October 31, 2003
       and 2004                                                                    (264,735)         (264,735)
   Accumulated deficit                                                           (6,460,816)       (7,121,161)
   Accumulated other comprehensive income (loss)                                    103,100           (35,504)
                                                                             --------------    --------------
     TOTAL STOCKHOLDERS' EQUITY                                                  51,268,529        50,135,100
                                                                             --------------    --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $  103,780,862    $  111,122,545
                                                                             ==============    ==============

      See the Accompanying notes to the consolidated financial statements.

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              Fiscal Year Ended October 31,
                                                                     -----------------------------------------------
                                                                          2004             2003            2002
                                                                     -------------    -------------    -------------
                                                                     (as restated,    (as restated,    (as restated,
                                                                      see note 2)      see note 2)      see note 2)
NET SALES                                                            $  52,473,401    $  49,854,313    $  49,068,325

COST OF GOODS SOLD                                                      22,777,542       20,799,833       19,059,180
                                                                     -------------    -------------    -------------

GROSS PROFIT                                                            29,695,859       29,054,480       30,009,145
                                                                     -------------    -------------    -------------

OPERATING EXPENSES:
   Selling, general and administrative expenses                         23,713,854       22,190,138       20,410,354
   Advertising expenses                                                  1,033,601          832,443        1,088,931
   Amortization                                                            409,380          186,060          232,201
   Other compensation                                                       34,234           38,997           52,400
                                                                     -------------    -------------    -------------

TOTAL OPERATING EXPENSES                                                25,191,069       23,247,638       21,783,886
                                                                     -------------    -------------    -------------

INCOME FROM OPERATIONS                                                   4,504,790        5,806,842        8,225,259
                                                                     -------------    -------------    -------------

OTHER EXPENSE:
            Interest                                                    (3,506,769)      (4,268,958)      (4,408,791)
            Gain (Loss) on disposal of property and equipment                9,649           (1,523)        (228,025)
            Miscellaneous                                                 (152,838)               -          (60,574)
                                                                     -------------    -------------    -------------

TOTAL OTHER EXPENSE                                                     (3,649,958)      (4,270,481)      (4,697,390)
                                                                     -------------    -------------    -------------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE                854,832        1,536,361        3,527,869

INCOME TAX EXPENSE                                                         354,708          594,974        1,448,620
                                                                     -------------    -------------    -------------

INCOME FROM CONTINUING OPERATIONS                                          500,124          941,387        2,079,249

DISCONTINUED OPERATIONS:
   (Loss) income from discontinued operations                              (78,555)         637,044          747,903
   Gain on disposal of discontinued operations                             352,535                -                -
   Income tax expense from discontinued operations                        (113,759)        (246,022)        (307,380)
                                                                     -------------    -------------    -------------
INCOME FROM DISCONTINUED OPERATIONS                                        160,221          391,022          440,523
                                                                     -------------    -------------    -------------

NET INCOME                                                           $     660,345    $   1,332,409    $   2,519,772
                                                                     =============    =============    =============

NET INCOME PER SHARE - BASIC
   Continuing operations                                             $        0.02             0.04             0.10
   Discontinued operations                                                    0.01             0.02             0.02
                                                                     -------------    -------------    -------------
NET INCOME                                                           $        0.03    $        0.06    $        0.12
                                                                     =============    =============    =============

NET INCOME PER SHARE - DILUTED
   Continuing operations                                             $        0.02             0.04             0.09
   Discontinued operations                                                    0.01             0.02             0.02
                                                                     -------------    -------------    -------------
NET INCOME                                                           $        0.03    $        0.06    $        0.11
                                                                     =============    =============    =============

WEIGHTED AVERAGE SHARES USED IN COMPUTATION - BASIC                     21,497,251       21,282,294       21,091,837
                                                                     =============    =============    =============
WEIGHTED AVERAGE SHARES USED IN COMPUTATION - DILUTED                   21,574,515       21,764,698       22,035,269
                                                                     =============    =============    =============

      See the accompanying notes to the consolidated financial statements.

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME


                                                                             Additional
                                                       Common      Stock      Paid in    Treasury    Stock
                                                       Shares    Par Value    Capital     Shares     Amount
                                                     ----------  ---------  -----------  --------  ---------
Balance, October 31, 2001 (previously reported)      20,767,670     20,768   55,562,599         -  $       -
Prior period adjustment (see note 2)
                                                     ----------  ---------  -----------  --------  ---------
Balance, October 31, 2001 (as restated, see note 2)  20,767,670     20,768   55,562,599         -          -

Common stock issued for acquisition                     213,912        214      704,413

Stock compensation                                       12,105         12       52,388

Exercise of stock options                               179,500        179      482,859

Shares purchased under employee stock plan               62,740         63      220,834

Net income (as restated, see Note 2)

Unrealized gain on derivatives

                                                     ----------  ---------  -----------  --------  ---------
Balance, October 31, 2002 (as restated, see note 2)  21,235,927     21,236   57,023,093         -          -

Stock compensation                                        9,285          9       38,988

Exercise of stock options                               125,000        125      281,124

Treasury stock purchase                                 (71,550)                           71,550  $(264,735)

Shares purchased under employee stock plan               60,775         61      191,864

Net income (as restated, see Note 2)

Unrealized gain on derivatives

                                                     ----------  ---------  -----------  --------  ---------
Balance, October 31, 2003 (as restated, see note 2)  21,359,437  $  21,431  $57,535,069    71,550  $(264,735)
                                                     ==========  =========  ===========  ========  =========

                                                                   Accumulated
                                                                      Other
                                                     Accumulated  Comprehensive               Comprehensive
                                                       Deficit     Gain (Loss)      Total        Income
                                                     -----------  -------------  -----------  -------------
Balance, October 31, 2001 (previously reported)      (10,771,652)      (973,537)  43,838,178
Prior period adjustment (see note 2)                    (201,690)                   (201,690)
                                                     -----------  -------------  -----------
Balance, October 31, 2001 (as restated, see note 2)  (10,973,342)      (973,537)  43,636,488

Common stock issued for acquisition                                                  704,627

Stock compensation                                                                    52,400

Exercise of stock options                                                            483,038

Shares purchased under employee stock plan                                           220,897

Net income (as restated, see Note 2)                   2,519,772                   2,519,772  $   2,519,772

Unrealized gain on derivatives                                          130,639      130,639        130,639

                                                     -----------  -------------  -----------  -------------
Balance, October 31, 2002 (as restated, see note 2)   (8,453,570)      (842,898)  47,747,861  $   2,650,411
                                                                                              =============

Stock compensation                                                                    38,997

Exercise of stock options                                                            281,249

Treasury stock purchase                                                             (264,735)

Shares purchased under employee stock plan                                           191,925

Net income (as restated, see Note 2)                   1,332,409                   1,332,409  $   1,332,409

Unrealized gain on derivatives                                          807,394      807,394        807,394

                                                     -----------  -------------  -----------  -------------
Balance, October 31, 2003 (as restated, see note 2)  $(7,121,161) $     (35,504) $50,135,100  $   2,139,803
                                                     ===========  =============  ===========  =============

      See the accompanying notes to the consolidated financial statements.

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Fiscal Year Ended October 31,
                                                                                -------------------------------------------------
                                                                                    2004               2003             2002
                                                                                (as restated,     (as restated,     (as restated,
                                                                                 see note 2)       see note 2)       see note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                   $     660,345     $   1,332,409     $   2,519,772

   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                   5,091,470         5,074,159         4,398,432
     Provision for bad debts                                                          366,844           598,142           443,633
     Amortization                                                                     409,380           186,060           232,201
     Change in deferred tax asset                                                     150,283           575,776         1,784,000
     (Gain) Loss on disposal of property and equipment                                 (9,649)           42,137           228,025
     Gain on sale of a segment of business                                           (352,535)                -                 -
     Non cash compensation                                                             34,234            38,997            52,400
     Loss on investment in CDS                                                        152,838                 -                 -

   Changes in assets and liabilities (net of effect of acquisitions):
     Accounts receivable                                                             (154,303)       (1,011,285)         (689,447)
     Inventories                                                                     (594,561)        1,102,285          (919,755)
     Other current assets                                                              30,402          (529,008)        1,109,683
     Other assets                                                                    (136,027)          603,765           (21,676)
     Accounts payable                                                                 178,516           446,557          (594,173)
     Accrued expenses                                                                (477,290)          (58,536)         (483,191)
     Customer deposits                                                                235,867          (157,212)          187,860
                                                                                -------------     -------------     -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                           5,585,814         8,244,246         8,247,764
                                                                                -------------     -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property, plant and equipment                                     (3,231,338)       (4,171,835)       (4,692,785)
     Proceeds from sale of a segments of business - net of transaction costs        8,921,693                 -                 -
     Proceeds from sale of property and equipment                                     584,565           106,526           271,262
     Cash used for acquisitions - net of cash acquired                             (4,448,477)       (3,953,692)       (4,987,073)
     Other investing activities                                                             -          (116,236)                -
                                                                                -------------     -------------     -------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                 1,826,443        (8,135,237)       (9,408,596)
                                                                                -------------     -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from line of credit borrowings                                        6,689,248         1,866,433         3,865,706
     Proceeds from debt                                                                     -         3,746,653         4,200,000
     Payments on line of credit                                                    (1,443,248)       (1,866,433)       (3,865,706)
     Principal payments of debt                                                   (13,313,725)       (3,545,984)       (4,190,123)
     Exercise of stock options                                                         83,000           281,249           483,039
     Purchase of treasury stock                                                             -          (264,735)                -
     Proceeds from sale of common stock                                               185,590           191,925           220,897
                                                                                -------------     -------------     -------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                (7,799,135)          409,108           713,813
                                                                                -------------     -------------     -------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                 (386,878)          518,117          (447,019)

CASH AND CASH EQUIVALENTS - beginning of year                                       1,170,321           652,204         1,099,223
                                                                                -------------     -------------     -------------

CASH AND CASH EQUIVALENTS - end of year                                         $     783,443     $   1,170,321     $     652,204
                                                                                =============     =============     =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest                                                          $   3,715,739     $   4,398,114     $   4,556,831
                                                                                =============     =============     =============

Cash paid for taxes                                                             $      72,079     $     360,238     $     193,372
                                                                                =============     =============     =============

NON-CASH FINANCING AND INVESTING ACTIVITIES:

   Notes payable issued in acquisitions                                         $     640,000     $     200,000     $           -
                                                                                =============     =============     =============
   Note receivable on sales of segments of business                             $    (500,000)    $           -     $           -
                                                                                =============     =============     =============

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

2. RESTATEMENT OF FINANCIAL STATEMENTS

     On April 13, 2005 the Company was contacted by the Staff of the Securities and Exchange Commission during the course of a routine review of its periodic filings and made inquires regarding certain of the Company's accounting policies. As a result of this inquiry Management re-evaluated the Company's treatment of certain advertising costs. Following the evaluation, it was determined that the consolidated financial statements for the fiscal years ended October 31, 2004, 2003, and 2002 should be restated. Although these errors did not result in a material misstatement of the Company's consolidated financial statements for any of the previously reported annual periods, the effect of correcting the errors with an aggregate adjustment in the second quarter of 2005 would have had a material effect on its results of operations for that quarter.

     Historically, the Company capitalized certain advertising costs and amortized them over the duration of the advertising campaign as it believed those costs qualified as direct response advertising in accordance with Statement of Position No. 93-7, "Reporting on Advertising Costs". It was determined that those costs did not qualify as direct response advertising and should have been expensed as incurred. The cumulative effect of this accounting correction is an increase of the accumulated deficit as of the beginning of fiscal 2002 of $201,690 and an increase in earnings of $10,317 in fiscal 2002, reduction in earnings of $20,146 in fiscal 2003 and an increase in earnings of $9,234 in fiscal 2004.

     Following is a summary of the significant effects of these restatements on the Company's consolidated balance sheets as of October 31, 2004 and 2003 as well as on the Company's consolidated statements of operations and changes in stockholders' equity and comprehensive income for the fiscal years ended October 31, 2004, 2003 and 2002:

                                                            Consolidated Balance Sheets
                                               As previously
                                                 reported          Adjustments        As restated
                                               -------------      -------------      -------------
October 31, 2004

Other current assets                           $   1,665,831      $    (286,727)     $   1,379,104
Deferred tax asset                                   665,271             84,442            749,713
Total assets                                     103,983,147           (202,285)       103,780,862
Accumulated deficit                               (6,258,531)          (202,285)        (6,460,816)
Total liabilities and stockholders' equity       103,983,147           (202,285)       103,780,862

                                               As previously
                                                 reported          Adjustments        As restated
                                               -------------      -------------      -------------
October 31, 2003

Other current assets                           $   1,761,617      $    (301,961)     $   1,459,656
Deferred tax asset                                 1,156,000             90,442          1,246,442
Total assets                                     111,334,064           (211,519)       111,122,545
Accumulated deficit                               (6,909,642)          (211,519)        (7,121,161)
Total liabilities and stockholders' equity       111,334,064           (211,519)       111,122,545

                                                      Consolidated statements of operations
                                               As previously
                                                 reported          Adjustments        As restated
                                               -------------      -------------      -------------
Fiscal year ended October 31, 2004

Advertising expenses                           $   1,048,835      $     (15,234)     $   1,033,601
Total operating expenses                          25,206,303            (15,234)        25,191,069
Income from operations                             4,489,556             15,234          4,504,790
Income from continuing operations
  before income tax expense                          839,598             15,234            854,832
Income tax expense                                   348,708              6,000            354,708
Income from continuing operations                    490,890              9,234            500,124
Net income                                           651,111              9,234            660,345
Net income per share - Basic                   $        0.03                         $        0.03
Net income per share - Diluted                 $        0.03                         $        0.03

                                               As previously
                                                 reported          Adjustments        As restated
                                               -------------      -------------      -------------
Fiscal year ended October 31, 2003

Advertising expenses                           $     802,297      $      30,146      $     832,443
Total operating expenses                          23,217,492             30,146         23,247,638
Income from operations                             5,836,988            (30,146)         5,806,842
Income from continuing operations
  before income tax expense                        1,566,507            (30,146)         1,536,361
Income tax expense                                   604,974            (10,000)           594,974
Income from continuing operations                    961,533            (20,146)           941,387
Net income                                         1,352,555            (20,146)         1,332,409
Net income per share - Basic                   $        0.06      $           -      $        0.06
Net income per share - diluted                 $        0.06      $           -      $        0.06

                                               As previously
                                                 reported          Adjustments        As restated
                                               -------------      -------------      -------------
Fiscal year ended October 31, 2002

Advertising expenses                           $   1,104,248      $     (15,317)     $   1,088,931
Total operating expenses                          21,799,203            (15,317)        21,783,886
Income from operations                             8,209,942             15,317          8,225,259
Income from continuing operations
  before income tax expense                        3,512,552             15,317          3,527,869
Income tax expense                                 1,443,620              5,000          1,448,620
Income from continuing operations                  2,068,932             10,317          2,079,249
Net income                                         2,509,455             10,317          2,519,772
Net income per share - Basic                   $        0.12      $           -      $        0.12
Net income per share - diluted                 $        0.11      $           -      $        0.11

Accumulated deficit                            $ (10,771,652)     $    (201,690)     $ (10,973,342)

3. SIGNIFICANT ACCOUNTING POLICIES

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

                                                                                  Years Ended
                                                                                  October 31,
                                                               -------------------------------------------------
                                                                    2004             2003              2002
                                                               -------------     -------------     -------------
Net Income - As Reported                                       $     660,345     $   1,332,409     $   2,519,772

Add:  Stock based employee compensation expense
included in net income, net of related tax effects                     5,577                 -                 -

Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects                                          (353,203)         (249,656)         (633,742)
                                                               -------------     -------------     -------------
Pro Forma Net Income                                           $     312,719     $   1,082,753     $   1,886,030
                                                               =============     =============     =============
Basic - As Reported                                            $         .03     $         .06     $         .12
                                                               =============     =============     =============
Basic - Pro Forma                                              $         .01     $         .05     $         .09
                                                               =============     =============     =============
Diluted - As Reported                                          $         .03     $         .06     $         .11
                                                               =============     =============     =============
Diluted - Pro Forma                                            $         .01     $         .05     $         .09
                                                               =============     =============     =============

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

               Assumptions used for estimating the fair value of the options on the date of grant under the Black-Scholes option pricing model are as follows for the fiscal years ended October 31, 2004, 2003 and 2002:

                             2004      2003      2002
                            -------   -------   -------
Expected Dividend Yield        0%        0%        0%
Expected Life               5 Years   5 Years   5 Years
Risk free Interest Rate      3.0%      5.7%      5.7%
Volatility                    39%       36%       54%

               In following the accounting treatment prescribed by APB Opinion No. 25, the Company has recognized no compensation expense for its stock option awards because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of option grant. If the Company's compensation committee chose to award options at lower than market prices, the Company would be required to recognize compensation expense. There are currently no plans to issue options at prices lower than the market value. The compensation committee has issued restricted shares of the Company's stock and recorded compensation expense as a result of the issuance.

               The Company provides pro forma disclosure in the footnotes to its financial statements to enable the reader to assess the impact on the financial statements if the Company had used the fair value method using SFAS 123. In doing so, the Company makes certain assumptions related to interest rates and the volatility of its stock price. The accuracy of these assumptions affects the eventual outcome of the amount of stock based compensation reported in the footnote.

               The Company estimates a risk free rate of return based on current (at the time of option issuance) U. S. Treasury bonds and calculates the volatility of its stock price over the past twelve months from the option issuance date. The fluctuations in the volatility assumption used in the calculation over the years reported is a direct result of the increases and decrease in the stock price over that time. All other factors being equal, a 10% increase in the volatility percentage results in approximately a 12% increase in the fair value of the options, net of tax.

               SFAS 123(R) will be effective for the Company starting with its fiscal year ending October 31, 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) which provides additional guidance regarding the pronouncement. The Company is currently assessing the impact that SFAS will have on its results of operations and financial position.

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

          h. Advertising Expenses - The Company expenses advertising costs at the time the advertising begins to run.

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

          o. Revenue Recognition - Revenue is recognized when products are delivered to customers through the Company's home and office distribution channel. For consumer retail products, revenue is recognized upon shipment or delivery of the product based on the terms of the F.O.B. arrangements with the customer. A certain amount of the Company's revenue is derived from leasing water coolers and coffee brewers. These leases are generally for the first 12 months of service. The Company recognizes the income from these leases as it is invoiced on a monthly basis.

          p. Shipping and Handling Costs - The Company classifies shipping and handling costs as a component of selling, general and administrative expenses. Shipping and handling costs were approximately $706,000, $2,308,000, and $2,030,000 for fiscal years ended October 31, 2004, 2003 and 2002, respectively, primarily for outside services. The Company does not charge these costs to its customers. These charges apply to the retail segment of business that the Company disposed of in March, 2004. In addition, the Company distributes its Home and Office products directly to its customers on its own trucks. The delivery costs related to the Company's route system were $10,940,000, $9,821,000, and $9,047,496 for fiscal years 2004, 2003, and 2002, respectively.

4. RECENT ACCOUNTING PRONOUNCEMENTS

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

5. SEGMENTS

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

6. MERGERS AND ACQUISITIONS

     During fiscal years 2004 and 2003, Vermont Pure Holdings, Ltd. made several acquisitions and merged these into the Company's Home and Office operations. There were no acquisitions in fiscal year 2002.

     The purchase price paid for the acquisitions for the respective years is as follows:

                         2004           2003
                      ----------     ----------
Cash                  $4,331,351     $3,888,764
Notes Payable            640,000        200,000
Acquisition Costs        552,125         64,928
                      ----------     ----------
                      $5,523,476     $4,153,692
                      ==========     ==========

     The operating results of the acquired entities have been included in the accompanying statements of operations since their respective dates of acquisition.

     The allocation of purchase price related to these acquisitions for the respective years is as follows:

                         2004            2003
                      ----------      ----------
Accounts Receivable   $  296,189      $  895,620
Inventory              1,048,320         116,875
Goodwill               1,875,263       2,355,232
Other Intangibles      2,613,500         785,965
Bottle Deposits         (309,796)              -
                      ----------      ----------
Purchase Price        $5,523,476      $4,153,692
                      ==========      ==========

     The following table summarizes the pro forma consolidated condensed results of operations (unaudited) of the Company for the fiscal years ended October 31, 2004, 2003, and 2002 as though the acquisitions had been consummated at the beginning of fiscal year 2002:

                                                          2004            2003            2002
                                                       -----------     -----------     -----------
Total Sales                                            $56,502,734     $57,478,313     $58,067,325
                                                       ===========     ===========     ===========
Net Income                                             $   750,452     $ 1,858,372     $ 3,177,600
                                                       ===========     ===========     ===========
Net Income Per Share-Diluted                           $       .03     $       .09     $       .14
                                                       ===========     ===========     ===========
Weighted Average Common Shares Outstanding-Diluted      21,574,515      21,764,698      22,035,269
                                                       ===========     ===========     ===========

     The operating results of the acquired entities have been included in the accompanying statements of operations since their respective dates of acquisition.

7. LEASES

     To open an account that includes the rental of equipment, a customer is required to sign a contract that recognizes the receipt of the equipment, outlines the Company's ownership rights, the customer's responsibilities concerning the equipment, and the rental charge for twelve months. In general, the customer does not "renew" the agreement after twelve months and is free to terminate the agreement with the return of the equipment in good condition. We expect to have revenue of $626,000 from the rental of such equipment over the next 12 months. The carrying cost of the equipment used to generate this revenue is calculated as follows:

Original Cost                $1,976,977
Accumulated Depreciation     $1,028,522
                             ----------
Carrying Cost                $  948,455
                             ==========

     This equipment is included in the equipment included in note 10.

8. ACCOUNTS RECEIVABLE

     The Company reduces its receivables by an allowance for future uncollectible accounts. The activity in the allowance for continuing operations is as follows:

                                             October 31,
                               ---------------------------------------
                                 2004           2003           2002
                               ---------      ---------      ---------
Balance, beginning of year     $ 335,321      $ 248,880      $ 255,629
Provision                        366,844        598,142        443,633
Write-offs                      (398,861)      (511,701)      (450,382)
                               ---------      ---------      ---------
Balance, end of year           $ 303,304      $ 335,321      $ 248,880
                               =========      =========      =========

9. INVENTORIES

     Inventories at October 31, consisted of:

                            October 31,
                      -------------------------
                         2004           2003
                      ----------     ----------
Finished Goods        $  900,917     $  947,397
Raw Materials            168,917         71,573
                      ----------     ----------
Total Inventories     $1,069,834     $1,018,970
                      ==========     ==========

10. PROPERTY AND EQUIPMENT

     Property and equipment at October 31, consisted of:

                                                            October 31,
                                       Useful       --------------------------
                                        Life           2004           2003
                                    ------------    -----------    -----------
Buildings and improvements          10 - 40 yrs.    $   332,518    $   287,869
Machinery and equipment               3 -10 yrs.     26,504,296     25,662,405
                                                    -----------    -----------
                                                     26,836,814     25,950,274
Less accumulated depreciation                        14,689,614     12,467,417
                                                    -----------    -----------
                                                    $12,147,200    $13,482,857
                                                    ===========    ===========

     Depreciation expense for the fiscal years ended October 31, 2004, 2003 and 2002 was $5,091,470, $5,074,159, and $4,398,432, respectively.

11. GOODWILL AND OTHER INTANGIBLE ASSETS

     Components of intangible assets at October 31, consisted of:

                                                                          October 31,
                                                ----------------------------------------------------------------
                                                              2004                              2003
                                                ------------------------------    ------------------------------
                                                Gross Carrying    Accumulated     Gross Carrying    Accumulated
                                                    Amount        Amortization        Amount        Amortization
                                                --------------    ------------    --------------    ------------
Amortized Intangible Assets:
Customer Lists and Covenants Not to Compete     $    4,152,840    $    759,591    $    2,984,887    $  1,779,674
Other Intangibles                                      513,604         171,954           123,467          80,686
                                                --------------    ------------    --------------    ------------
Total                                           $    4,666,444    $    931,545    $    3,108,354    $  1,860,360
                                                ==============    ============    ==============    ============

     Amortization expense for fiscal years 2004, 2003, and 2002 was $409,380, 186,060, and 232,201, respectively.

Estimated Amortization Expense:
for the fiscal year ending                      October 31, 2005    $  761,459
                                                October 31, 2006       729,884
                                                October 31, 2007       591,278
                                                October 31, 2008       548,149
                                                October 31, 2009       371,452

     The changes in the carrying amount of goodwill for the fiscal years ending October 31, are as follows:

                                             2004              2003
                                         ------------      ------------
Beginning Balance                        $ 72,899,355      $ 70,427,887
Goodwill acquired during the year           1,875,263         2,471,468
Goodwill disposed of during the year           (2,027)                -
                                         ------------      ------------
Balance as of October 31                 $ 74,772,591      $ 72,899,355
                                         ============      ============

12. ACCRUED EXPENSES

     Accrued expenses as of October 31, were as follows:

                                October 31,
                         -------------------------
                            2004           2003
                         ----------     ----------
Payroll and vacation     $  959,633     $  877,043
Income taxes                205,133         35,000
Interest                    607,203        799,140
Miscellaneous               546,517        617,980
                         ----------     ----------
Total                    $2,318,486     $2,329,163
                         ==========     ==========

13. DEBT

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

Use of the proceeds related to acquisitions and retirement of subordinated debt are restricted by the Company's attainment of certain covenants, requirements, and projections. The Company's Loan and Security agreement requires that it be in compliance with certain financial covenants at the end of each of its fiscal quarters. For the end of the fiscal year, these covenants include senior debt service coverage of greater than 1.50 to 1, total debt service coverage of greater than 1.10 to 1, senior debt to earnings before interest, taxes, depreciation, and amortization (EBITDA) of greater than 2.75 to 1 and a current ratio of greater than 1 to 1. In addition, we are not permitted to have a net loss in the second, third, or fourth quarters of the fiscal year and unfinanced capital expenditures cannot exceed $3 million plus net income. The Company was in compliance with all of its financial covenants at the end of the fiscal year ended October 31, 2004.

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

c) Annual maturities of debt as of October 31, 2004 are summarized as follows:

Fiscal year ending October 31,     Senior       Credit Lines    Subordinated       Other          Total
                          2005     3,733,000       1,768,000               -        640,000       6,141,000
                          2006     3,958,000         669,000               -              -       4,627,000
                          2007     4,146,000         936,000               -              -       5,082,000
                          2008     7,071,000       3,473,000      17,600,000              -      28,144,000
                                 -----------    ------------    ------------    -----------    ------------
Total Debt                       $18,908,000    $  6,846,000    $ 17,600,000    $   640,000    $ 43,994,000
                                 ===========    ============    ============    ===========    ============

The Company's Loan and Security agreement, described above, requires that it be in compliance with certain financial covenants at the end of each fiscal quarter. The covenants include senior debt service coverage of greater than 1.5 to 1, global debt service coverage of greater than 1.1 to 1, senior debt to earnings before interest, taxes, depreciation, and amortization (EBITDA) of greater than 2.75 to 1 and current ratio of greater than 1 to 1. In addition, the Company is required to have capital expenditures less than $3 million plus net income and no net losses in any of its second, third, and fourth fiscal quarters.

14. INTEREST RATE HEDGES

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

15. STOCK BASED COMPENSATION

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

                                Outstanding Options     Weighted Average
                                     (Shares)            Exercise Price
                                -------------------     ----------------
Balance at October 31, 2001          2,678,321               $ 2.70
          Granted                       90,000                 4.36
          Exercised                   (179,500)                2.73
          Expired                       (5,000)                2.00
                                     ---------
Balance at October 31, 2002          2,583,821                 2.93
          Granted                       65,000                 4.09
          Exercised                   (125,000)                2.25
          Expired                      (45,000)                3.64
                                     ---------
Balance at October 31, 2003          2,478,821                 2.98
          Granted                      265,000                 2.96
          Exercised                    (33,200)                2.50
          Expired                      (47,831)                2.77
                                     ---------
Balance at October 31, 2004          2,662,790               $ 2.96
                                     =========               ======

The following table summarizes information pertaining to outstanding stock options as of October 31, 2004:

                               Weighted
                                Average     Weighted                 Weighted
  Exercise      Outstanding    Remaining    Average    Exercisable   Average
   Price          Options     Contractual   Exercise     Options     Exercise
   Range         (Shares)        Life        Price      (Shares)      Price
-------------   -----------   -----------   --------   -----------   --------
$1.81 - $2.60     1,017,800          1.43     $ 2.50     1,017,800     $ 2.50
$2.81 - $3.38     1,404,990          6.28       3.13     1,199,990       3.13
$3.50 - $4.25       185,000          6.71       3.89       185,000       3.89
$4.28 - $4.98        55,000          5.57       4.82        55,000       4.82
                  ---------          ----     ------     ---------     ------
                  2,662,790          4.44     $ 2.96     2,457,790     $ 2.96
                  =========          ====     ======     =========     ======

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

17. COMMITMENTS AND CONTINGENCIES

   a. Operating Leases

   The Company's operating leases consist of trucks, office equipment and rental property.

   Future minimum rental payments over the terms of various lease contracts are approximately as follows:

  Fiscal Year Ending October 31,
2005                   $ 2,206,019
2006                     1,963,678
2007                     1,710,599
2008                     1,462,242
2009                     1,033,057
Thereafter                 973,202
                       -----------
Total                  $ 9,348,797
                       ===========

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

19. INCOME TAXES

   The Company has approximately $6.4 million of available net operating loss carryforwards at October 31, 2004 expiring from 2005 through 2018.

   Deferred tax assets (liabilities) at October 31, 2004 and October 31, 2003 are as follows:

                                                      October 31,
                                              ---------------------------
                                                 2004             2003
                                              -----------     -----------
Accounts receivable allowance                 $   115,256     $   447,000
Amortization                                      159,587         632,000
Payroll                                           228,270         338,000
Tax effect of operating loss carryforwards      2,414,924       3,227,000
Sale of Business Segment                          807,564               -
Other                                             384,302          85,442
                                              -----------     -----------
Total deferred tax asset                        4,109,903       4,729,442
                                              ===========     ===========

Depreciation                                     (838,519)     (1,630,000)
Returnable Containers                          (1,082,225)       (694,000)
Other                                                   -         (66,000)
                                              -----------     -----------
Total deferred tax liability                   (1,920,744)     (2,390,000)
                                              ===========     ===========

Deferred tax asset, net                       $ 2,189,159     $ 2,339,442
                                              ===========     ===========

   Income tax expense differs from the amount computed by applying the statutory tax rate to net income before income tax expense as follows:

                                                         Fiscal Year Ended October 31,
                                                     --------------------------------------
                                                         2004         2003          2002
                                                     ----------    ----------    ----------
Income tax expense computed at the statutory rate    $  384,071    $  739,350    $1,454,000

Effect of permanent differences                          22,661        28,881        64,000
State income taxes                                       61,735        72,765       201,000
Other                                                         -             -        37,000
                                                     ----------    ----------    ----------
Income tax expense                                   $  468,467    $  840,996    $1,756,000
                                                     ==========    ==========    ==========

The following is the composition of income tax expense (benefit):

                                              Fiscal Year Ended October 31,
                                        -----------------------------------------
                                            2004           2003           2002
                                        -----------    -----------    -----------
Current:
   Federal                              $   199,000    $    54,000    $   (66,000)
   State                                    119,000        211,000         38,000
                                        -----------    -----------    -----------
Total current                               318,000        265,000        (28,000)
                                        -----------    -----------    -----------

Deferred:
   Federal                                  111,000        576,000      1,516,000
   State                                     39,000              -        268,000
                                        -----------    -----------    -----------

Total deferred tax expense (benefit)        150,000        576,000      1,784,000
                                        -----------    -----------    -----------
Total income tax expense                $   468,000    $   841,000    $ 1,756,000
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

20. NET INCOME PER SHARE

   The following calculation provides the reconciliation of the denominators used in the calculation of basic and fully diluted earnings per share:

                                                         Fiscal Year Ended October 31,
                                                    2004              2003             2002
                                               --------------    --------------    --------------
Income from Continuing Operations              $      500,124    $      941,387    $    2,079,249
Income from Discontinued Operations                   160,221           391,022           440,523
                                               --------------    --------------    --------------
Net Income                                     $      660,345    $    1,332,409    $    2,519,772
                                               ==============    ==============    ==============
Denominator:
Basic Weighted Average Shares
     Outstanding                                   21,497,251        21,282,294        21,091,837
Effect of Stock Options                                77,264           482,404           943,432
                                               --------------    --------------    --------------
Diluted Weighted Average Shares Outstanding        21,574,515        21,764,698        22,035,269
                                               ==============    ==============    ==============
Basic Net Income Per Share:
Income from Continuing Operations              $          .02    $          .04    $          .10
Income from Discontinued Operations            $          .01    $          .02    $          .02
                                               --------------    --------------    --------------
Net Income                                     $          .03    $          .06    $          .12
                                               ==============    ==============    ==============
Diluted Net Income Per Share:
Income from Continuing Operations              $          .02    $          .04    $          .09
Income from Discontinued Operations            $          .01    $          .02    $          .02
                                               --------------    --------------    --------------
Net Income                                     $          .03    $          .06    $          .11
                                               ==============    ==============    ==============

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

21. SALE OF BUSINESS SEGMENTS

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

   The sale resulted in a gain before income taxes, reported in discontinued operations, of $352,535. The gain was calculated by deducting the net carrying value of the assets and liabilities and transaction costs from the net proceeds as follows:

Selling Price                     $ 10,567,998
Accounts Receivable                 (1,147,229)
Inventory                           (2,490,181)
Property, Plant, and Equipment      (7,093,641)
Accounts Payable                     1,739,347
Transaction Costs                   (1,223,759)
                                  ------------
Gain                              $    352,535
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

   Revenues, expenses, and costs have been excluded from the respective captions in the related financial statements and reported as (loss) income from discontinued operations, net of income taxes, for all periods presented. For the year ended October 31, 2004, 2003, and 2002, net sales from discontinued operations were $6,434,000, $26,341,000, and $22,652,000, respectively. The loss before income taxes was $79,000 for fiscal year 2004 and income before taxes was $637,000 and $748,000 for fiscal years 2003 and 2002, respectively. The respective losses and income do not include any allocation of corporate costs that were previously allocated to the discontinued operations. Those costs are expected to continue in the future and will be allocated only to the remaining line of business.

22. UNAUDITED QUARTERLY FINANCIAL DATA

   The Company's unaudited quarterly financial data for the last two fiscal years is as follows:

                                                    For the quarter ended:
         Fiscal 2004                 ---------------------------------------------------
(000's of $ except net income        January 31,     April 30,   July 31,    October 31,
          per share)                    2004           2004        2004        2004 (1)
                                     -----------     ---------   --------    -----------
Net Sales                            $    11,998     $  13,182   $ 13,555    $    13,738
Gross Profit                         $     5,360     $   5,960   $  5,745    $     5,713
Income (Loss) from Continuing
  Operations                         $      (320)    $     187   $    390    $       243
Income from Discontinued
  Operations                         $        64     $      96          -              -
Net Income (Loss)                    $      (256)    $     283   $    390    $       243
Earnings (Loss) per Share:
Continuing Operations - Basic and
  Diluted                            $      (.01)    $     .01   $    .02              -
Discontinued Operations - Basic
  And Diluted                                  -     $     .01          -              -
                                     -----------     ---------   --------    -----------
Net Income - Basic and Diluted       $      (.01)    $     .02   $    .02              -
                                     ===========     =========   ========    ===========

(1) Restated for adjustment of advertising expenses, net of tax. Following is a summary of the significant changes:

                                    Previously
                                    Reported     Adjustments   Restated
                                    ---------    -----------   --------
Income from Continuing Operations   $     235    $         8   $    243
Net Income                          $     235    $         8   $    243

                                                     For the quarter ended:
         Fiscal 2003                 ----------------------------------------------------
(000's of $ except net income        January 31,    April 30,    July 31,     October 31,
         per share)                      2003          2003        2003         2003 (1)
                                     -----------    ---------    ---------    -----------
Net Sales                            $    11,518    $  11,923    $  13,352    $    13,061
Gross Profit                         $     4,825    $   4,844    $   5,537    $     5,594
Income from Continuing
  Operations                         $        53    $     386    $     420    $        82
Income(Loss) from Discontinued
  Operations                         $        54    $     101    $     146    $        90
Net Income                           $       107    $     487    $     566    $       172
Earnings per Share:
Continuing Operations - Basic and
  Diluted                                      -    $     .02    $     .01    $       .01
Discontinued Operations - Basic
  and Diluted                        $       .01            -    $     .01              -
                                     -----------    ---------    ---------    -----------
Net Income - Basic and Diluted       $       .01    $     .02    $     .02    $       .01
                                     ===========    =========    =========    ===========

(1) Restated for adjustment of advertising expenses, net of tax. The following is a summary of the significant changes:

                                   Previously
                                    Reported   Adjustments   Restated
                                   ----------  -----------   --------
Income from Continuing Operations  $      103  $        19   $     84
Net Income                         $      193  $        19   $    174

23. CONCENTRATION OF CREDIT RISK

   The Company maintains its cash accounts at various financial institutions. The balances at times may exceed federally insured limits. At October 31, 2004, the Company had cash in deposits exceeding the insured limit by approximately $583,000.

24. SUBSEQUENT EVENTS

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