Form 10-Q
period 2005-04-30
VERMONT PURE HOLDINGS LTD/DE
filed 2005-07-08
CIK 1123316

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended April 30, 2005
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

                  Yes   [ ]                       No     [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                        Shares outstanding at
           Class                                           July 1, 2005
           -----                                           ------------

Common Stock, $.001 Par Value                               21,624,877

                   VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

                                Table of Contents

                                                                                     Page Number
Part I - Financial Information

         Item 1.  Financial Statements

                           Condensed Consolidated Balance Sheets
                           as of April 30, 2005 October 31, 2004 (unaudited)             3

                           Condensed Consolidated Statements of
                           Operations for the Three and Six Months ended
                           April 30, 2005 and 2004 (unaudited)                           4

                           Condensed Consolidated Statements of Cash
                           Flows for the Six Months ended April 30,
                           2005 and 2004 (unaudited)                                     5

                           Notes to Condensed Consolidated Financial
                           Statements (unaudited)                                        6-12

         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operations                                                   13 - 21

         Item 3.           Quantitative and Qualitative Disclosures
                           About Market Risk                                            22

         Item 4.           Controls and Procedures                                      23

Part II - Other Information                                                             24-25

         Item 4.           Submission of Matters to a Vote of Security Holders

         Item 6.           Exhibits

Signature                                                                               26

                   VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             April 30,                October 31,
                                                                         ----------------          -----------------
                                                                               2005                      2004
                                                                         ----------------          -----------------
                                                                            (unaudited)              (unaudited)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                              $      1,253,079          $         783,445
  Accounts receivable - net                                                     7,511,028                  7,065,530
  Inventories                                                                   1,085,863                  1,069,834
  Current portion of deferred tax asset                                         1,439,446                  1,439,446
  Other current assets                                                          1,877,003                  1,379,104
  Unrealized gain on derivatives                                                  230,552                    103,100
                                                                         ----------------          -----------------
    TOTAL CURRENT ASSETS                                                       13,396,971                 11,840,459
                                                                         ----------------          -----------------

PROPERTY AND EQUIPMENT - net of accumulated depreciation                       11,097,649                 12,147,200
                                                                         ----------------          -----------------

OTHER ASSETS:
  Goodwill                                                                     74,762,545                 74,772,591
  Other intangible assets - net of accumulated amortization                     3,490,415                  3,734,899
  Deferred tax asset                                                              655,187                    749,713
  Other assets                                                                     75,000                    536,000
                                                                         ----------------          -----------------
    TOTAL OTHER ASSETS                                                         78,983,147                 79,793,203
                                                                         ----------------          -----------------

TOTAL ASSETS                                                             $    103,477,767          $     103,780,862
                                                                         ================          =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long term debt                                      $      3,612,203          $       6,140,635
  Accounts payable                                                              2,038,035                  2,828,789
  Accrued expenses                                                              2,391,057                  2,318,486
  Current portion of customer deposits                                            683,314                    202,244
                                                                         ----------------          -----------------
    TOTAL CURRENT LIABILITIES                                                   8,724,609                 11,490,154
                                                                         ----------------          -----------------
  Long term debt, less current portion                                         40,400,000                 37,853,696
  Customer deposits                                                             2,733,259                  3,168,483
                                                                         ----------------          -----------------

    TOTAL LIABILITIES                                                          51,857,868                 52,512,333
                                                                         ----------------          -----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock - $.001 par value, 50,000,000 authorized shares
    21,696,377 issued and 21,624,827 outstanding shares as of
    April 30, 2005 and 21,569,711 issued and 21,498,161
    outstanding as of October 31, 2004                                             21,621                     21,569
  Additional paid in capital                                                   58,110,817                 57,869,411
  Treasury stock, at cost, 71,550 shares as of April 30, 2005
    and October 31, 2004                                                         (264,735)                  (264,735)
  Unearned compensation                                                          (134,250)                         -
  Accumulated deficit                                                          (6,249,580)                (6,460,816)
  Accumulated other comprehensive income, net of tax                              136,026                    103,100
                                                                         ----------------          -----------------
    TOTAL STOCKHOLDERS' EQUITY                                                 51,619,899                 51,268,529
                                                                         ----------------          -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $    103,477,767          $     103,780,862
                                                                         ================          =================

          See notes to the condensed consolidated financial statements.

                   VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                Three months ended April 30,    Six months ended April 30,
                                                                ----------------------------   ---------------------------
                                                                    2005            2004           2005           2004
                                                                ------------    ------------   ------------   ------------
                                                                        (unaudited)                    (unaudited)
NET SALES                                                       $ 14,755,872    $ 13,182,212   $ 28,719,632   $ 25,179,780

COST OF GOODS SOLD                                                 6,167,839       5,959,610     12,099,715     11,319,548
                                                                ------------    ------------   ------------   ------------

GROSS PROFIT                                                       8,588,033       7,222,602     16,619,917     13,860,232
                                                                ------------    ------------   ------------   ------------

OPERATING EXPENSES:
    Selling, general and administrative expenses                   6,896,252       5,793,650     13,673,106     11,492,516
    Advertising expenses                                             294,709         261,200        550,548        475,383
    Amortization                                                     193,611          89,510        388,893        162,964
    Other compensation                                                     -               -              -         18,951
                                                                ------------    ------------   ------------   ------------

TOTAL OPERATING EXPENSES                                           7,384,572       6,144,360     14,612,547     12,149,814
                                                                ------------    ------------   ------------   ------------

INCOME FROM OPERATIONS                                             1,203,461       1,078,242      2,007,370      1,710,418
                                                                ------------    ------------   ------------   ------------

OTHER EXPENSE:
          Interest                                                  (850,156)       (916,085)    (1,660,914)    (1,930,299)
          (Loss) gain on disposal of property and equipment           (6,009)              -         11,885              -
          Miscellaneous                                                    -          (2,261)             -         (8,397)
                                                                ------------    ------------   ------------   ------------

TOTAL OTHER EXPENSE                                                 (856,165)       (918,346)    (1,649,029)    (1,938,696)
                                                                ------------    ------------   ------------   ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES         347,296         159,896        358,341       (228,278)

INCOME TAX (EXPENSE) BENEFIT                                        (142,573)         26,696       (147,105)        95,876
                                                                ------------    ------------   ------------   ------------

INCOME (LOSS)  FROM CONTINUING OPERATIONS                            204,723         186,592        211,236       (132,402)

DISCONTINUED OPERATIONS:
  Loss from discontinued operations                                        -        (187,321)             -        (79,868)
  Gain on disposal of segments of business                                 -         352,535              -        352,535
  Income tax expense from discontinued operations                          -         (68,628)             -       (113,759)
                                                                ------------    ------------   ------------   ------------
INCOME FROM DISCONTINUED OPERATIONS                                        -          96,586              -        158,908
                                                                ------------    ------------   ------------   ------------

NET INCOME                                                      $    204,723    $    283,178   $    211,236   $     26,506
                                                                ============    ============   ============   ============

NET INCOME (LOSS) PER SHARE - BASIC:
  Continuing Operations                                         $       0.01            0.01   $       0.01          (0.01)
  Discontinued Operations                                                  -               -              -           0.01
                                                                ------------    ------------   ------------   ------------
NET INCOME                                                      $       0.01    $       0.01   $       0.01   $       0.00
                                                                ============    ============   ============   ============

NET INCOME (LOSS) PER SHARE - DILUTED:
  Continuing Operations                                         $       0.01            0.01   $       0.01          (0.01)
  Discontinued Operations                                                  -               -              -           0.01
                                                                ------------    ------------   ------------   ------------
NET INCOME                                                      $       0.01    $       0.01   $       0.01   $       0.00
                                                                ============    ============   ============   ============

WEIGHTED AVERAGE SHARES USED IN COMPUTATION - BASIC               21,624,827      21,475,233     21,582,605     21,460,346
                                                                ============    ============   ============   ============
WEIGHTED AVERAGE SHARES USED IN COMPUTATION - DILUTED             21,635,277      21,693,432     21,591,115     21,684,154
                                                                ============    ============   ============   ============

          See notes to the condensed consolidated financial statements.

                    VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Six months ended April 30,
                                                                                        ---------------------------
                                                                                            2005           2004
                                                                                        ------------   ------------
                                                                                                (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                              211,236   $     26,506
     Adjustments to reconcile net income to net cash provided by operating activities:

       Depreciation                                                                        2,505,794      2,667,004
       Bad debt provision                                                                    223,492        124,505
       Amortization                                                                          388,893        162,963
       Deferred tax benefit                                                                        -        (15,035)
       (Gain) loss on disposal of property and equipment                                     (11,885)        26,667
       Gain on the sale of segments of business                                                    -       (352,535)
       Non cash compensation                                                                  28,600         18,921

     Changes in assets and liabilities:
       Accounts receivable                                                                  (668,990)       446,663
       Inventories                                                                           (16,029)      (671,924)
       Other current assets                                                                 (497,899)      (796,069)
       Other assets                                                                          461,000       (251,593)
       Accounts payable                                                                     (790,754)        85,341
       Customer deposits                                                                      45,845        148,746
       Accrued expenses                                                                       72,571       (904,265)
                                                                                        ------------   ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  1,951,874        715,895
                                                                                        ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property, plant and equipment                                            (1,496,326)    (1,838,002)
     Proceeds from sale of fixed assets                                                      102,604        170,554
     Proceeds from the sale of segments of business                                                -      9,425,618
     Cash used for acquisitions - net of purchase price adjustments                                -       (627,653)
                                                                                        ------------   ------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                       (1,393,722)     7,130,517
                                                                                        ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from line of credit                                                          2,000,000      2,533,533
     Payments on line of credit                                                           (2,100,000)             -
     Proceeds from debt                                                                   28,000,000              -
     Principal payment on debt                                                           (27,882,128)   (11,563,724)
     Payments of debt issuance costs                                                        (185,000)             -
     Sale of common stock                                                                     78,610        111,294
                                                                                        ------------   ------------
NET CASH USED IN FINANCING ACTIVITIES                                                        (88,518)    (8,918,897)
                                                                                        ------------   ------------

NET INCREASE (DECREASE) IN CASH                                                              469,634     (1,072,485)

CASH - Beginning of period                                                                   783,445      1,170,321

                                                                                        ------------   ------------
CASH  - End of period                                                                   $  1,253,079   $     97,836
                                                                                        ============   ============

Cash paid for interest                                                                  $  1,736,779   $  1,999,206
                                                                                        ============   ============

Cash paid for income taxes                                                              $    194,400   $    169,639
                                                                                        ============   ============

          See notes to the condensed consolidated financial statements.

                   VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.    BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the condensed consolidated financial position, results of operations, and cash flows for the periods presented. The results have been determined on the basis of generally accepted accounting principles and practices of the United States of America (GAAP), applied consistently with the Annual Report on Form 10-K/A of Vermont Pure Holdings, Ltd. (the Company) for the year ended October 31, 2004.

      Certain information and footnote disclosures normally included in audited consolidated financial statements presented in accordance with GAAP have been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended October 31, 2004. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

      In fiscal 2004 the Company merged all of its subsidiaries into the parent, Vermont Pure Holdings, Ltd., and organized Crystal Rock LLC as a wholly owned subsidiary to hold the Company's operating assets. The financial statements herewith reflect the consolidated operations and financial condition of Vermont Pure Holdings Ltd. and Crystal Rock LLC.

2.    STOCK BASED COMPENSATION

      The Company follows the accounting treatment prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," when accounting for stock-based compensation granted to employees and directors.

      Pro forma information regarding net income (loss) and net income (loss) per share is presented below as if the Company had accounted for its employee stock options under the fair value method using Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation," net of tax. Such pro forma information is not necessarily representative of the effects on reported results of operations for future years due primarily to option vesting periods and to the fair value of additional options in future years.

                                                     Three Months Ended              Six Months Ended
                                                          April 30,                      April 30,
                                                     2005           2004           2005           2004
                                                   --------       --------       --------       ---------
Net Income - As Reported                           $204,723       $283,178       $211,236       $  26,506
Effect of compensation expense determined
under fair value method valuation for all
awards,  net of income tax                          135,256         50,651        177,552         102,872
                                                   --------       --------       --------       ---------
Pro Forma Net Income (Loss)                        $ 69,467       $232,527       $ 33,684       $ (76,366)
                                                   ========       ========       ========       =========

Basic Net Income (Loss) Per Share:
                       As Reported                 $    .01       $    .01       $    .01       $     .00
                                                   ========       ========       ========       =========
                       Pro Forma                   $    .00       $    .01       $    .00       $     .00
                                                   ========       ========       ========       =========

Diluted Net Income (Loss) Per Share:
                       As Reported                 $    .01       $    .01       $    .01       $     .00
                                                   ========       ========       ========       =========
                       Pro Forma                   $    .00       $    .01       $    .00       $     .00
                                                   ========       ========       ========       =========

      Stock Issued to Directors

      The Company issued 5,430 shares of its common stock to directors in lieu of cash for board fees in the first six months of fiscal year 2004. Compensation expense of approximately $19,000 was recorded for that period based on the market price on the date of issuance.

      Employee Stock Purchase Plan

      On June 15, 1999, the Company's stockholders approved the Vermont Pure Holdings, Ltd. 1999 Employee Stock Purchase Plan. On January 1, 2001, employees commenced participation in the plan. The total number of shares of common stock issued under this plan during the six months ended April 30, 2005 was 51,666 for proceeds of $78,610. The total number of shares of common stock issued under this plan during the six months ended April 30, 2004 was 37,983 for proceeds of $98,794.

      Restricted Shares

      On January 2, 2005, the Company issued 75,000 shares of restricted stock under the 2004 Stock Incentive Plan. These shares vest in equal installments over a three year period on the annual anniversary dates contingent on certain criteria related to the financial performance of the Company. Compensation expense related to these shares will be incurred when it is determined that it is probable the performance criteria will be met. No expense has been recorded related to the issuance of these shares though April 30, 2005.

      Critical Accounting Policies

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

3.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

      The Company uses interest rate swaps to fix its long term interest rates. The swap rates are based on the floating 30-day LIBOR rate and are structured such that if the loan rate for the period exceeds the fixed rate of the swap, then the bank pays the Company to lower the effective interest rate. Conversely, if the rate is lower than the fixed rate, the Company pays the bank additional interest. As of April 30, 2005, the Company had one swap in the notional amount of $10 million maturing in June 2006. As of April 30, 2004, the Company had two swap agreements for a total notional amount of $14 million. One of the agreements, with a notional amount of $4 million, expired in fiscal year 2004.

      Based on the floating rate for six month periods ended April 30, 2005 and 2004, the Company paid $21,000 less and $249,000 more in interest, respectively, than it would have without the swaps.

      This swap is considered a hedge under SFAS Nos. 133 and 137. Since the instrument is intended to hedge against variable cash flows, it is considered a cash flow hedge. As a result, the change in the fair value of the derivative is recognized as comprehensive income or loss until the hedged item is recognized in earnings.

4.    COMPREHENSIVE INCOME

      The following table summarizes comprehensive income for the respective periods:

                                                Three Months Ended April 30,  Six Months Ended April 30,
                                                    2005           2004           2005          2004
                                                    ----           ----           ----          ----
Net Income                                        $204,723       $283,178       $211,236      $ 26,506
Other Comprehensive Income:
Change in unrealized gain on derivatives
    designated as cash flow hedges - net of
    tax                                             (1,434)        83,440         32,926       121,908
                                                  --------       --------       --------      --------
Comprehensive Income                              $203,289       $366,618       $244,162      $148,414
                                                  ========       ========       ========      ========

5.    INVENTORIES

      Inventories consisted of the following at:

                                                  April 30,     October 31,
                                                    2005          2004
                                                    ----          ----
Finished Goods                                    $  924,074    $   900,917
Raw Materials                                        161,789        168,917
                                                  ----------    -----------
Total Inventories                                 $1,085,863    $ 1,069,834
                                                  ==========    ===========

6.    NET INCOME PER SHARE AND WEIGHTED AVERAGE SHARES

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

                                                  Three Months Ended April 30,       Six Months Ended April 30,
                                                     2005             2004             2005           2004
                                                     ----             ----             ----           ----
Net Income                                       $     204,723     $   283,178     $    211,236    $     26,506
Denominator:
Basic Weighted Average Shares Outstanding           21,624,827      21,475,233       21,582,605      21,460,346
Dilutive effect of Stock Options                        10,450         218,199            8,510         223,808
                                                 -------------     -----------     ------------    ------------

Diluted Weighted Average Shares Outstanding         21,635,277      21,693,432       21,591,115      21,684,154
                                                 -------------     -----------     ------------    ------------
Basic Income Per Share                           $         .01     $       .01     $        .01    $        .00
                                                 =============     ===========     ============    ============
Diluted Income Per Share                         $         .01     $       .01     $        .01    $        .00
                                                 =============     ===========     ============    ============

      There were 2,648,490 and 2,512,990 options outstanding as of April 30, 2005 and 2004, respectively. For the three and six month periods ended April 30, 2005, in addition to the options included to calculate the effect of dilution, there were 2,583,490 options not included in the dilution calculation. For the three and six month periods ended April 30, 2004, there were 1,249,200 additional options not included in the dilution calculation. These options were not included in the dilution calculation because their effect would have been antidilutive.

7.    DEBT

      On April 6, 2005, the Company refinanced its credit facility. The new lender is Bank of America. Webster Bank is a participant in the new loan. The new facility refinanced $28 million of existing senior debt in the form of a seven year term loan, provides a revolving credit facility of $6 million for working capital and letters of credit for a term of three years, and makes available up to $7.5 million to be used for acquisitions for a period of three years. The term loan may also provide funds for future principal payment of the Company's subordinated debt if certain financial covenants are met after the first two years of the loan.

      The term loan amortizes over seven years and the new acquisition debt amortizes as a term loan for five years after the first three years. During the first three years of the acquisition debt, interest only is paid on a monthly basis for amounts drawn down for acquisitions. Interest on the term loan and revolving line of credit is tied to the Company's performance based the 30 day LIBOR (3.08% as of April 30, 2005) plus 250 basis points, while the acquisition line has a 225 basis point spread over the 30 day LIBOR.

      With the $28 million of term debt, the Company paid off its borrowings owed to Webster Bank, including $17.5 million under the old term loan and $5.4 million under the old acquisition line of credit as well as $3.6 million of its subordinated debt. The balance of the new term loan as well as $2.1 million of the new line of credit was used to pay a balance of $3.5 million on the revolving line of credit with Webster Bank. At April 30, 2005, the Company had $1 million outstanding on its line of credit with Bank of America primarily to fund its operating account with Webster Bank since it had not been transferred yet. In addition there were $1.4 million of letters of credit outstanding. There was no balance on the acquisition line as of April 30, 2005.

      The Company's Loan and Security agreement, described above, requires that it be in compliance with certain financial covenants at the end of each fiscal quarter. The covenants include senior fixed charge coverage of greater than 1.25 to 1, total fixed charge coverage of greater than 1 to 1, and senior debt to earnings before interest, taxes, depreciation, and amortization (EBITDA) of greater than 3.25 to 1.

      As of April 30, 2005, the Company was in compliance with all of the financial covenants of its new credit facility.

8.    GOODWILL AND OTHER INTANGIBLE ASSETS

      Major components of intangible assets at April 30, 2005 and October 31, 2004 consisted of:

                                                 April 30, 2005                 October 31, 2004
                                         -----------------------------    -----------------------------
                                           Gross                            Gross
                                          Carrying        Accumulated      Carrying         Accumulated
                                           Amount         Amortization      Amount         Amortization
                                         ----------       ------------    ----------       ------------
Amortizable Intangible Assets:
Customer Lists and Covenants
Not to Compete                           $4,108,840       $  1,129,776    $4,152,840       $    759,591
Other Intangibles                           702,013            190,662       513,604            171,954
                                         ----------       ------------    ----------       ------------
Total                                    $4,810,853       $  1,320,438    $4,666,444       $    931,545
                                         ==========       ============    ==========       ============

      Amortization expense for the three month periods ending April 30, 2005 and April 30, 2004 was $193,611 and $89,510 respectively.Amortization expense for the six month periods ending April 30, 2005 and April 30, 2004 was $388,893 and $162,964 respectively.

      The changes in the carrying amount of goodwill for the six month periods ended April 30, 2005 and the year ended October 31, 2004 are as follows:

                                         April 30, 2005        October 31, 2004
                                         --------------        ----------------
Beginning Balance                          $74,772,591           $72,899,355
Goodwill acquired during the period              3,271             1,875,263
Goodwill disposed of during the period         (13,317)               (2,027)
                                           -----------           -----------
Balance as of the end of the period        $74,762,545           $74,772,591
                                           ===========           ===========

9.    RECENT PRONOUNCEMENTS

      In March 2005, FASB issued FIN 47, "Accounting for Conditional Asset Retirement Obligations," as further guidance related to SFAS No. 143, "Accounting for Asset Retirement Obligations." The pronouncement defines when asset retirement would be required based on conditions or events that may or may not be within the control of the

      Company. If an asset should be retired under these circumstances, the Company would recognize the liability based on the existing fair value of the asset if it can be reasonably estimated. If applicable, the Company would implement FIN 47 in fiscal year 2006. The Company is currently evaluating the impact the pronouncement could potentially have on its results from operations and financial position.

10.   SUBSEQUENT EVENT

      On May 3, 2005, the Company entered into an interest rate hedge ("swap") agreement in conjunction with its new senior financing. The new credit agreement requires that the Company fix the interest rate of its term debt for the life of the loan. The swap fixes the interest rate at 4.66%, plus the applicable margin, currently 2.50%, and amortizes concurrently with the loan principal to fix the interest rate with respect to 75% of the outstanding principal. The swaps constituting 75% of fixed rate principal include the Company's existing swap.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto as filed in our Annual Report on Form 10-K for the year ended October 31, 2004 as well as the condensed consolidated financial statements and notes contained herein.

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

                              Results of Operations

Results of Operations for the Three Months Ended April 30, 2005 Compared to the Three Months Ended April 30, 2004

Sales

Sales for the three months ended April 30, 2005 were $14,756,000 compared to $13,182,000 for the corresponding period in 2004, an increase of $1,574,000 or 12%. The increase was the result of the growth of existing product lines and acquisitions. Net sales growth from acquisitions for the second quarter totaled $949,000, accounting for a 7% increase in total sales. Excluding acquisitions, sales increased 5% for the three months ended April 30, 2005 compared to the corresponding period in 2004.

The comparative breakdown of sales of the product lines for the respective three month periods ended April 30, 2005 and 2004 is as follows:

         Product Line            2005      2004   Difference  % Diff.
         ------------            ----      ----   ----------  -------
                                         (dollars in thousands)
Water                           $ 7,043  $ 6,281  $      762       12%
Coffee and Other Products         5,373    4,685         688       15%
Equipment Rental                  2,340    2,216         124        6%
                                -------  -------  ----------
Total                           $14,756  $13,182  $    1,574       12%
                                =======  =======  ==========

Water - Sales of water and related products increased as a result of a 9% increase in volume and 3% increase in price. The increase in volume was primarily a result of acquisitions. Average selling price increased as result of increases in list prices. Net of acquisitions, water sales increased 2%.

Coffee and Other Products - Sales of coffee and other products increased 4% from sales volume obtained in acquisitions. Net of acquisitions, sales in this category increased 11%. The increase in sales was attributable to increased volume of all products in this category but primarily to the growth of single serve coffee, which grew 44% to $1,291,000 in the second quarter of fiscal year 2005 compared to $897,000 in the same period in fiscal year 2004.

Equipment Rental - Equipment rental revenue was up in the second quarter compared to the same period in fiscal year 2004 as a result of more cooler placements and additional coffee machine rentals from the sale of single serve coffee. Net of acquisitions, equipment rental revenue was down 2% in the second quarter compared the same period in fiscal year 2004. Water cooler placements in the second quarter of fiscal year 2005, net of acquisitions, were down 1% from the comparable quarter in fiscal year 2004 as a result of competition in the retail market.

Gross Profit/Cost of Goods Sold - For the three months ended April 30, 2005, gross profit increased $1,365,000, or 19%, to $8,588,000 from $7,223,000 for the comparable period in 2004. The increase in gross profit was due to higher sales and improving margins. As a percentage of sales, gross profit increased to 58% of sales compared to 55% for the respective period in fiscal year 2004. The increase in gross profit, as a percentage of sales, was attributable to higher pricing and lower cost of goods sold. The lower costs reflected lower production and transportation costs for water, most notably for our new production locations in Vermont, which opened in May 2004, and in western New York, which commenced in November 2004.

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

Income from Operations/Operating Expenses

Total operating expenses increased to $7,385,000 in the second quarter of fiscal year 2005 from $6,144,000 in the comparable period in fiscal year 2004, an increase of $1,241,000, or 20%.

Selling, general and administrative (SG&A) expenses were $6,896,000 and $5,794,000 for the second quarters of fiscal years 2005 and 2004, respectively, an increase of $1,102,000, or 19%. Of total SG&A expenses, route distribution costs increased 9%, primarily related to labor for commission-based sales from increased product volume, fuel due to market prices, vehicle lease and repair costs, and insurance costs due to market rates and loss experience. Total route distribution costs for the second quarter of fiscal year 2005 were $3,297,000 compared to $3,015,000 for the same quarter in fiscal year 2004. In addition, selling costs increased 15% as a result of increased sales staffing. Administration costs increased 34% as a result of legal and consulting costs totaling $65,000 related to regulatory compliance and costs totaling $208,000 associated with the refinancing of the senior debt facility with Bank of America.

Advertising expenses were $295,000 in the second quarter of fiscal year 2005 compared to $261,000 in the second quarter of fiscal year 2004, an increase of $34,000, or 13%. The increase in advertising costs is related to increased yellow page and other print advertising.

Amortization increased to $194,000 in the first quarter of fiscal year 2005 from $90,000 in the second quarter of fiscal year 2004. This increase is attributable to intangible assets that were acquired as part of several acquisitions in fiscal year 2004.

Income from operations for the three months ended April 30, 2005 was $1,203,000 compared to $1,078,000 in the same period in 2004, an increase of $125,000, or 12%. The increase was a result of higher sales and an improved gross margin despite proportionately higher administrative costs due to the bank refinancing.

Interest, Taxes, and Other Expenses - Income from Continuing Operations

Interest expense was $850,000 for the three months ended April 30, 2005 compared to $916,000 in the three months ended April 30, 2004, a decrease of $66,000. Lower interest costs were primarily a result of lower amounts of senior and subordinated debt combined with lower fixed rate commitments compared to the same period in fiscal year 2004.

Income from continuing operations before income taxes was $347,000 for the three months ended April 30, 2005, compared to income from continuing operations before income taxes of $160,000 in the corresponding period in fiscal year 2004, an improvement of $187,000. The tax expense for the second quarter of fiscal year 2005 was $143,000 and was based on the expected effective tax rate of 41% for the entire fiscal year 2005. The effective tax was calculated by estimating the federal tax liability, combined with the pertinent taxes in the states in which we operate, for the full fiscal year. We recorded a tax benefit of $27,000 related to income from continuing operations in the second quarter of fiscal year 2004. The tax benefit was a result of an adjustment in the effective tax rate in the second quarter from the first quarter based on expected income taxes to be paid for the entire fiscal year.

For the three months ended April 30, 2005, income from continuing operations was $205,000 compared to $187,000 for the corresponding period of 2004, an improvement of $18,000.

Discontinued Operations

There were no discontinued operations in the second quarter of fiscal year 2005. The total income from discontinued operations was $97,000 in the second quarter of fiscal year 2004.

The loss from operations for our discontinued retail PET segments for the three months ended April 30, 2004 was $187,000. The gain on the sale of the assets of our retail segment was $353,000 and was determined by deducting the net value of the assets and liabilities sold as well as the direct costs incurred in the transaction from the sale price. Net tax expense of $69,000 was determined by netting the loss on discontinued operations and the gain on the sale of retail assets and applying an effective tax rate of 42%.

Net Income

Net income of $205,000 for the three months ended April 30, 2005 was a result of income from continuing operations. It was a decrease of $78,000 from net income of $283,000 in the corresponding period in fiscal year 2004. The decrease is attributable to the gain from the sale of the retail segments in the second quarter of fiscal year 2004.

Results of Operations for the Six Months Ended April 30, 2005 Compared to the Six Months Ended April 30, 2004

Sales

Sales from continuing operations for the first six months of 2005 were $28,720,000 compared to $25,180,000 for the first six months of 2004, an increase of $3,540,000 or 14%. The increase was primarily the result of acquisitions as well as increases in prices of all of our product categories as well as higher volume of single serve coffee products. Net of acquisitions, sales increased 6% over the corresponding period in the prior year.

The comparative breakdown of sales of the product lines for the first six months of 2004 and 2003 is as follows:

         Product Line             2005              2004          Difference      % Diff.
         ------------             ----              ----          ----------      -------
                              (in 000's $)      (in 000's $)     (in 000's $)
Water                           $13,483           $11,787           $1,696          14%
Coffee and Other Products        10,542             8,985            1,557          17%
Equipment Rental                  4,695             4,408              287           7%
                                -------           -------           ------
Total                           $28,720           $25,180           $3,540          14%

Water - Of the total increase in water sales, 3% was related to price and 11% to volume. Average selling price increased as result of increases in list prices. The increase in volume was primarily related to acquisitions. Net of acquisitions, water sales increased 4%.

Coffee and Other Products - Net of acquisitions, revenues in the category increased 14%. The increase in sales was attributable to increased volume of all products in this category but primarily to the growth of single serve coffee, which grew 47%, to $2,433,000 in the first half of fiscal year 2005 compared to $1,650,000 in the same period in fiscal year 2004.

Equipment Rental - Equipment rental increased as a result of water cooler placements and rental of single serve coffee equipment. Average price was substantially unchanged from the same period a year ago. Cooler placements were up 6% as a result of acquisitions. Net of acquisitions, equipment rental income was down 2%.

Gross Profit/Cost of Goods Sold

Gross profit increased $2,760,000, or 20%, to $16,620,000 for the first six months of 2005 from $13,860,000 for the first six months of 2004. The increase in gross profit was attributable to higher sales and improving margins. As a percentage of sales, gross profit increased to 58% of sales from 55% for the respective period. The gross margin benefited from higher average selling prices and lower costs of goods sold, which in part reflected lower production and transportation costs for water, notably for our new production locations in Vermont, which opened in May 2004, and in western New York, which commenced in November 2004.

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

Income from Operations/Operating Expenses

Total operating expenses increased to $14,613,000 in the first six months of 2005 from $12,150,000 in the first six months of 2004, an increase of $2,463,000, or 20%.

Selling, general and administrative (SG&A) expenses were $13,673,000 and $11,493,000 for the first six months of 2005 and 2004, respectively, an increase of $2,180,000 or 19%. Of total SG&A expenses, route distribution costs increased 12% primarily related to labor for commission-based sales from increased product volume, fuel due to market prices, vehicle lease and repair costs, and insurance costs due to market rates and loss experience. Total route distribution costs for the first half of fiscal year 2005 were $6,564,000 compared to $5,848,000 for the same period in fiscal year 2004. In addition, selling costs increased 16% as a result of increased sales staffing. Administration costs increased 28% as a result of legal and consulting costs totaling $103,000 related to regulatory compliance and costs totaling $208,000 associated with the refinancing of the senior debt facility with Bank of America.

Advertising expenses were $551,000 in the first six months of 2005 compared to $475,000 in the first six months of 2004, an increase of $76,000, or 16%. The increase in advertising costs is related to increased yellow page and other print advertising.

Amortization increased to $389,000 in the first six months of 2005 from $163,000 in the first six months of 2004 as a result of intangible assets that were acquired as part of several acquisitions in fiscal year 2004.

Other compensation in the first six months of 2004 totaled $19,000. This expense relates to compensation paid to directors in company stock in lieu of cash for board fees.

Income from operations for the first six months of 2005 was $2,007,000 compared to $1,710,000 in the first six months of 2004, an increase of $297,000, or 17%. The increase was a result of higher sales and an improved gross margin despite proportionately higher administrative costs due to the bank refinancing.

Interest, Taxes, and Other Expenses - (Loss) Income from Continuing Operations

Interest expense was $1,661,000 for the first six months of 2005 compared to $1,930,000 in the first six months of 2004, a decrease of $269,000. Lower interest costs were primarily a result of lower amounts of senior and subordinated debt combined with lower fixed rate commitments compared to the same period in fiscal year 2004. While market rates have risen, as compared to the first half of fiscal year 2004, our total effective interest rate has decreased from the year earlier as a result of expiring interest rate swaps and pay down of subordinated debt.

Income from continuing operations before income tax expense was $358,000 for the first six months of 2005, compared to a loss from continuing operations before taxes of $228,000 in the first six months of 2004, an improvement of $586,000. The tax expense of $147,000 for the first six months of 2005 is an increase of $243,000 from a tax benefit of $96,000 for the same period a year ago. The tax expense and benefit were determined by using an annual effective tax rate of 41% for fiscal year 2005 and 42% for fiscal year 2004, which represents the estimated federal and state income tax expense for the respective years.

Income from continuing operations of $211,000 for the first six months of 2005 was a $343,000 improvement from a loss from operations of $132,000 for the first six months of 2004.

Discontinued Operations

The loss from operations for discontinued segments for the six months ended April 30, 2004 was $80,000. The corresponding tax expense of loss from discontinued operations combined with the gain on the sale of $114,000 was calculated at 42%, the estimated effective annual rate for 2004.

Net Income

Net income of $211,000 for the six months of 2005 was attributable to continuing operations. This represented an improvement of $184,000 from net income, or $27,000 in the first six months of 2004. Net income in the first six months of 2004 was largely a result of the gain on the sale of the retail assets in the second fiscal quarter of 2004.

Trends

We feel the improvement in the results from continuing operations in the first half of the year is reflective of changing business trends and that we will be profitable for the remainder of the year. While growth for water and coffee products in some markets has remained relatively flat, we have seen encouraging growth trends in several markets. As mentioned above, pricing has been a key reason for improved financial performance. Prices have increased in all markets over the last year for all significant products and services. We continue to experience competition from retail outlets for coolers but the effect of that competition, though still reducing our base business, appears to be leveling off. We are also experiencing growth in customers that are purchasing our water services without renting a cooler. We believe that this trend will increase over the next year but may not offset a decline in cooler rentals.

In addition, the potential for growth through acquisitions remains viable. We have ample opportunities to acquire businesses through small acquisitions and will take advantage of this based on price, potential synergies, and access to capital.

However, profitability continues to be threatened by costs controlled by outside conditions such as fuel, insurance, and administrative expenses related to regulatory requirements. The SEC has extended the period to comply with Section 404 of the Sarbanes-Oxley Act for non-accelerated filers. This effectively provides us with an additional year to comply. Consequently, we expect that this will postpone a substantial portion of our anticipated cost for this compliance from fiscal year 2005 to fiscal year 2006.

We feel that the general improvement in market conditions, combined with acquisitions and cost efficiencies, will continue to improve profitability as long as these conditions and opportunities exist.

                         Liquidity and Capital Resources

On April 6, 2005, the Company refinanced its credit facility. The new lender is Bank of America, with Webster Bank as a participant in the new loan. The new facility refinanced $28 million of existing senior debt in the form of a seven year term loan, provides a revolving credit facility of $6 million for working capital and letters of credit for a term of three years, and makes available up to $7.5 million to be used for acquisitions for a period of three years. The term loan may also provide funds for future principal payment of the Company's subordinated debt if certain financial covenants are met after the first two years of the loan.

The agreement amortizes the payback of the term loan over seven years and amortizes the payback of the new acquisition debt as a term loan for five years after the first three years. During the first three years, interest only is paid on a monthly basis for amounts drawn down for acquisitions. Interest on the term loan and revolving line of credit is tied to the Company's performance based on the 30 day LIBOR plus 250 basis points while the acquisition line has a 225 basis point spread over the 30 day LIBOR.

With the $28 million of term debt, the Company paid off its borrowings owed to Webster Bank, including $17.5 million under the term loan and $5.4 million under the acquisition line of credit as well as $3.6 million of its subordinated debt. The balance of the new term loan as well as $2.1 million of the new line of credit was used to pay a balance of $3.5 million on the revolving line of credit with Webster Bank. At April 30, 2005, the Company had $1 million outstanding on its line of credit with Bank of America primarily to fund its operating account with Webster Bank since it had not been transferred yet. In addition there were $1.4 million of letters of credit outstanding. There was no balance on the acquisition line.

The revolving line of credit with Webster Bank was due April 1, 2005. In an agreement on that date, the Company agreed with Webster Bank, acting as agent for its lending group, to extend the payment. The extension established a new expiration date of April 11, 2005. All of the other terms of the facility and the underlying Loan Agreement and associated loan documents, remained unchanged until we closed on the Bank of America facility. There was no penalty for paying off the debt to Webster Bank. Webster Bank is participant with Bank of America on the new facility.

The Company's credit facility, described above, requires that it be in compliance with certain financial covenants at the end of each fiscal quarter. The covenants include senior fixed charge coverage of greater than 1.25 to 1, total fixed charge coverage of greater than 1 to 1, and senior debt to EBITDA of greater than 3.25 to 1.

As of April 30, 2005, the Company was in compliance with all of the financial covenants of its new credit facility.

As of April 30, 2005, we had working capital of $4,672,000 compared to $350,000 as of October 31, 2004, an increase of $4,322,000. The increase in working capital was primarily a result of the new senior debt facility. At the end of fiscal 2004, the outstanding amount of our operating line of credit was $1,500,000 which was, along with $200,000 of the acquisition line of credit, classified as current debt. As a result of the refinancing, the $1,400,000 balance on the operating line of credit on April 30, 2005 was classified as long term debt. In addition, the payment schedule of the new term loan reduced the payments over the next 12 months by $900,000. The balance on the operating line of credit on April 30, 2005 was attributable to funding our operating cash accounts held at our former bank while we transition them to Bank of America. We paid $185,000 in bank fees, which we are amortizing over the term of the new credit facility. Also, to date, we spent $203,000 in legal fees that were expensed in the second quarter as selling, general, and administrative expenses.

We routinely use cash for capital expenditures and repayment of debt. In the first half of fiscal year 2005, we spent $1,496,000 on capital expenditures including coolers, brewers, bottles and racks related to home and office distribution.

As of April 30, 2005, we had $10 million of fixed rate debt in an outstanding swap agreement. During the first half of fiscal year 2005, we recorded $32,000 of comprehensive income related to the appreciation of the value of our swap agreement. On May 3, 2005, we entered into an interest rate hedge ("swap") agreement in conjunction with our new senior financing. The credit agreement requires that we fix the interest rate of the term debt for the life of the loan. The swap fixes the interest rate at 4.66%, plus the applicable margin, currently 2.50%, and amortizes concurrently with the loan principal to fix the interest rate with respect to 75% of the outstanding principal. The swaps constituting 75% of fixed rate principal include our existing swap. For a further explanation of our fixed debt instruments, see Item 3.

In addition to our senior and subordinated debt commitments, we have significant future cash commitments, primarily in the form of operating leases that are not reported on the balance sheet. The following table sets forth our contractual commitments as of April 30, 2005:


   Fiscal                         Interest on Debt     Operating      Coffee Purchase
    Year              Debt               (2)             Leases       Commitments (1)         Total
    ----              ----               ---             ------       ---------------         -----
2005              $ 2,112,000        $ 1,678,000       $1,118,000          $325,000        $ 5,233,000
2006                3,125,000          3,333,000        1,941,000           162,000          8,561,000
2007                3,500,000          3,303,000        1,780,000                 0          8,583,000
2008                5,275,000          3,028,000        1,528,000                 0          9,831,000
2009                4,250,000          2,729,000        1,113,000                 0          8,092,000
Thereafter         25,750,000          5,315,000          998,000                 0         32,063,000
                  -----------        -----------       ----------          --------        -----------
Total             $44,012,000        $19,386,000       $8,478,000          $487,000        $72,363,000
                  ===========        ===========       ==========          ========        ===========

(1) Please refer to "Commodity Price Risks -- Coffee" on page 22 of this report for additional information on our coffee supply agreements.

(2) Interest includes fixed rate debt and variable rate debt assuming an interest rate of 5.58% as of April 30, 2005

As of the date of this report, we have no other material contractual obligations or commitments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Market risks relating to our operations result primarily from changes in interest rates and commodity prices.

INTEREST RATE RISKS

We use interest rate "swap" agreements to curtail interest rate risk. As of April 30, 2005, we had one outstanding swap agreement, expiring June 11, 2006, in the notional amount of $10 million. It fixes our interest rate on the notional amount at 1.74% plus the applicable margin in our facility. At April 30, 2005, we had approximately $18.6 million of long term debt subject to variable interest rates. Under the credit agreement with Bank of America, we currently pay interest at a rate of LIBOR plus a margin of 2.50%. A hypothetical 100 basis point increase in the LIBOR rate would result in an additional $186,000 of interest expense on an annualized basis. Conversely, a decrease would result in a proportionate interest cost savings.

The new credit facility with Bank of America requires us to fix 75% of our term debt with interest rate swaps. On May 3, 2005, the Company entered into a swap agreement that fixes the interest rate at 4.66%, plus the applicable margin, currently 2.50%, and amortizes concurrently with the loan principal to fix the interest rate with respect to 75% of the outstanding principal. The swaps constituting 75% of fixed rate principal include the Company's existing swap.

Swap agreements serve to stabilize our cash flow and expenses but ultimately may cost more or less in interest than if we had carried all of our debt at a variable rate over the swap term.

COMMODITY PRICE RISKS

Coffee

The cost of our coffee purchases is affected by commodity prices. We enter into contracts to mitigate market fluctuation of these costs by fixing the price for certain periods with our suppliers. Currently we have fixed the price of our anticipated supply approximately through August 2005 at "green" prices ranging from $1.16 to $1.28 per pound. We are not insulated from price fluctuations beyond that date. At our existing sales levels, an increase in pricing of $.10 per pound would increase our total cost for coffee $75,000, on an annual basis. In this case, competitors that had fixed pricing might have a competitive advantage.

Diesel Fuel

We own and operate vehicles to deliver product to customers. The cost of fuel to operate these vehicles fluctuates over time. During the first half of our fiscal year 2005, fuel prices have increased significantly. We estimate that a $0.10 increase per gallon in fuel cost would result in an increase to annual operating costs of approximately $60,000. In aggregate, we have spent approximately an additional $259,000 on fuel and transportation as a result of higher prices in the first half of fiscal year 2005 compared to the comparable period in fiscal year 2004.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the three months ended April 30, 2005, there were no changes in our internal control over financial reporting.

PART II - Other Information

Item 4. Submission of Matters to a Vote of Security Holders

      On April 13, 2005, we held our annual stockholders meeting at the offices of Foley Hoag LLP, 155 Seaport Boulevard, Boston, Massachusetts 02210. There was only one matter of business requiring a stockholder vote.

      A total of 18,221,935 votes were cast and the following directors were elected to one year terms with the corresponding vote tally:

   Director                   For              Withheld
   --------                   ---              --------
Henry E. Baker             17,496,840          725,095
John B. Baker              17,520,875          701,060
Peter K. Baker             17,491,398          730,537
Phillip Davidowitz         18,084,832          137,103
Timothy G. Fallon          17,518,276          703,659
Robert C. Getchell         18,098,629          123,306
Carol R. Lintz             18,116,164          105,771
David R. Preston           18,115,164          106,771
Ross S. Rapaport           17,497,800          724,135
Norman E. Rickard          18,115,564          106,371
Beat Schlagenhauf          17,417,708          804,227

Item 6. Exhibits

Exhibit
Number      Description
-------     -----------
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

3.3         By-laws, as amended (Incorporated by reference to Exhibit 3.3 to our quarterly report on Form 10-Q, filed with the SEC on September 14,
            2001)

10.1        Credit Agreement dated April 5, 2005 with Bank of America and
            Webster Bank.

10.2        Form of Term Note dated April 5, 2005 issued to Bank of America and
            Webster Bank.

10.3        Form Subordination and Pledge Agreement dated April 5, 2005 of Henry
            E. Baker, Joan Baker, John B. Baker, and Peter K. Baker to Bank of
            America.

10.4        Form of Second and Amended and Restated Promissory Note dated April
            5, 2005 issued to Henry E. Baker, Joan Baker, John B. Baker, and
            Peter K. Baker.

10.5        Form of Acquisition Note dated April 5, 2005 issued to Bank of
            America and Webster Bank.

10.6        Form of Revolving Credit Note dated April 5, 2005 issued to Bank of
            America and Webster Bank.

10.7*       Employment Agreement dated March 24, 2005 with Bruce S. MacDonald

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

Dated: July 8, 2005

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

                             Exhibits Filed Herewith

Exhibit
Number      Description
-------     -----------
10.1        Credit Agreement dated April 5, 2005 with Bank of America and
            Webster Bank.

10.2        Form of Term Note dated April 5, 2005 issued to Bank of America and
            Webster Bank.

10.3        Form Subordination and Pledge Agreement dated April 5, 2005 of Henry
            E. Baker, Joan Baker, John B. Baker, and Peter K. Baker to Bank of
            America.

10.4        Form of Second and Amended and Restated Promissory Note dated April
            5, 2005 issued to Henry E. Baker, Joan Baker, John B. Baker, and
            Peter K. Baker.

10.5        Form of Acquisition Note dated April 5, 2005 issued to Bank of
            America and Webster Bank.

10.6        Form of Revolving Credit Note dated April 5, 2005 issued to Bank of
            America and Webster Bank.

10.7*       Employment Agreement dated March 24, 2005 with Bruce S. MacDonald

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

*     Management contract or compensatory plan.