Form 10-Q
period 2005-07-31
VERMONT PURE HOLDINGS LTD/DE
filed 2005-09-14
CIK 1123316

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended July 31, 2005

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

                               Yes   X   No
                                   -----    -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                               Yes       No   X
                                   -----    -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                               Yes       No   X
                                   -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                Shares outstanding at
            Class                 September 6, 2005
            -----               ---------------------
Common Stock, $.001 Par Value         21,673,317

                   VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

                                Table of Contents

                                                                     Page Number
                                                                     -----------
Part I - Financial Information

   Item 1. Financial Statements

           Condensed Consolidated Balance Sheets
           as of July 31, 2005 October 31, 2004 (unaudited)                 3

           Condensed Consolidated Statements of Operations for the
           Three and Nine Months ended July 31, 2005 and 2004
           (unaudited)                                                      4

           Condensed Consolidated Statements of Cash Flows for the
           Nine Months ended July 31, 2005 and 2004 (unaudited)             5

           Notes to Condensed Consolidated Financial Statements
           (unaudited)                                                   6-11

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          12-19

   Item 3. Quantitative and Qualitative Disclosures About Market
           Risk                                                            20

   Item 4. Controls and Procedures                                         21

Part II - Other Information                                                22

   Item 6. Exhibits

Signature                                                                  23

                   VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     July 31,     October 31,
                                                      2005           2004
                                                  ------------   ------------
                                                          (unaudited)
                    ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                      $  1,097,114   $    783,445
   Accounts receivable - net                         8,437,280      7,065,530
   Inventories                                       1,164,214      1,069,834
   Current portion of deferred tax asset             1,439,446      1,439,446
   Other current assets                              2,096,913      1,379,104
   Unrealized gain on derivatives                       79,640        103,100
                                                  ------------   ------------
      TOTAL CURRENT ASSETS                          14,314,607     11,840,459
                                                  ------------   ------------
PROPERTY AND EQUIPMENT - net of accumulated
   depreciation                                     10,691,999     12,147,200
                                                  ------------   ------------
OTHER ASSETS:
   Goodwill                                         74,745,495     74,772,591
   Other intangible assets - net of accumulated
      amortization                                   3,392,749      3,734,899
   Deferred tax asset                                  717,061        749,713
   Other assets                                         75,000        536,000
                                                  ------------   ------------
      TOTAL OTHER ASSETS                            78,930,305     79,793,203
                                                  ------------   ------------
TOTAL ASSETS                                      $103,936,911   $103,780,862
                                                  ============   ============

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long term debt              $  3,298,036   $  6,140,635
   Accounts payable                                  2,404,082      2,828,789
   Accrued expenses                                  2,766,156      2,318,486
   Current portion of customer deposits                732,835        202,244
                                                  ------------   ------------
      TOTAL CURRENT LIABILITIES                      9,201,109     11,490,154
                                                  ------------   ------------
   Long term debt, less current portion             39,787,500     37,853,696
   Customer deposits                                 2,942,931      3,168,483
                                                  ------------   ------------
      TOTAL LIABILITIES                             51,931,540     52,512,333
                                                  ------------   ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock - $.001 par value, 50,000,000
      authorized shares 21,744,817 issued and
      21,673,267 outstanding shares as of
      July 31, 2005 and 21,569,711 issued and
      21,498,161 outstanding as of
      October 31, 2004                                  21,744         21,569
   Additional paid in capital                       58,207,672     57,869,411
   Treasury stock, at cost, 71,550 shares as
      of July 31, 2005 and October 31, 2004           (264,735)      (264,735)
   Unearned compensation                              (139,043)            --
   Accumulated deficit                              (5,867,255)    (6,460,816)
   Accumulated other comprehensive income, net
      of tax                                            46,988        103,100
                                                  ------------   ------------
      TOTAL STOCKHOLDERS' EQUITY                    52,005,371     51,268,529
                                                  ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $103,936,911   $103,780,862
                                                  ============   ============

          See notes to the condensed consolidated financial statements.

                   VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Three months ended July 31,   Nine months ended July 31,
                                                        ---------------------------   --------------------------
                                                             2005          2004           2005          2004
                                                         -----------   -----------    -----------   -----------
                                                                (unaudited)                   (unaudited)
NET SALES                                                $15,305,521   $13,554,893    $44,025,153   $38,734,674
COST OF GOODS SOLD                                         6,257,544     5,745,224     18,357,259    17,064,773
                                                         -----------   -----------    -----------   -----------
GROSS PROFIT                                               9,047,977     7,809,669     25,667,894    21,669,901
                                                         -----------   -----------    -----------   -----------
OPERATING EXPENSES:
   Selling, general and administrative expenses            6,897,220     6,041,838     20,570,326    17,534,354
   Advertising expenses                                      437,029       285,596        987,577       760,979
   Amortization                                              188,820        95,548        577,713       258,512
   Other compensation                                             --            --             --        18,951
                                                         -----------   -----------    -----------   -----------
TOTAL OPERATING EXPENSES                                   7,523,069     6,422,982     22,135,616    18,572,796
                                                         -----------   -----------    -----------   -----------
INCOME FROM OPERATIONS                                     1,524,908     1,386,687      3,532,278     3,097,105
                                                         -----------   -----------    -----------   -----------
OTHER EXPENSE:
   Interest                                                 (876,363)     (789,526)    (2,537,277)   (2,719,825)
   Miscellaneous                                                  37        57,663         11,922        49,266
                                                         -----------   -----------    -----------   -----------
TOTAL OTHER EXPENSE                                         (876,326)     (731,863)    (2,525,355)   (2,670,559)
                                                         -----------   -----------    -----------   -----------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES        648,582       654,824      1,006,923       426,546
INCOME TAX EXPENSE                                          (266,257)     (264,867)      (413,362)     (170,304)
                                                         -----------   -----------    -----------   -----------
INCOME FROM CONTINUING OPERATIONS                            382,325       389,957        593,561       256,242
DISCONTINUED OPERATIONS:
   Loss from discontinued operations                              --            --             --       (78,555)
   Gain on disposal of segments of business                       --            --             --       352,535
   Income tax expense from discontinued operations                --            --             --      (113,759)
                                                         -----------   -----------    -----------   -----------
INCOME FROM DISCONTINUED OPERATIONS                               --            --             --       160,221
                                                         -----------   -----------    -----------   -----------
NET INCOME                                               $   382,325   $   389,957    $   593,561   $   416,463
                                                         ===========   ===========    ===========   ===========
NET INCOME PER SHARE - BASIC:
   Continuing Operations                                 $      0.02          0.02    $      0.03          0.01
   Discontinued Operations                                        --            --             --          0.01
                                                         -----------   -----------    -----------   -----------
NET INCOME                                               $      0.02   $      0.02    $      0.03   $      0.02
                                                         ===========   ===========    ===========   ===========
NET INCOME PER SHARE - DILUTED:
   Continuing Operations                                 $      0.02          0.02    $      0.03          0.01
   Discontinued Operations                                        --            --             --          0.01
                                                         -----------   -----------    -----------   -----------
NET INCOME                                               $      0.02   $      0.02    $      0.03   $      0.02
                                                         ===========   ===========    ===========   ===========
WEIGHTED AVERAGE SHARES USED IN COMPUTATION - BASIC       21,640,974    21,519,378     21,602,061    21,476,292
                                                         ===========   ===========    ===========   ===========
WEIGHTED AVERAGE SHARES USED IN COMPUTATION - DILUTED     21,641,358    21,572,515     21,607,873    21,641,331
                                                         ===========   ===========    ===========   ===========

         See notes to the condensed consolidated financial statements.

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Nine months ended July 31,
                                                      --------------------------
                                                          2005          2004
                                                      -----------   ------------
                                                              (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                         $   593,561   $    416,463
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation                                      3,635,774      3,802,248
      Bad debt provision                                  309,989             --
      Amortization                                        577,713        258,512
      Non cash interest expense                             5,892
      Deferred tax benefit                                     --        204,399
      Gain on disposal of property and equipment          (11,922)       (74,025)
      Gain on the sale of segments of business                 --       (352,535)
      Non cash compensation                                48,653         18,951
   Changes in assets and liabilities:
      Accounts receivable                              (1,681,739)       143,154
      Inventories                                         (94,380)      (561,159)
      Other current assets                               (684,236)      (475,520)
      Other assets                                        461,000        257,667
      Accounts payable                                   (424,707)      (380,232)
      Customer deposits                                   305,039        344,865
      Accrued expenses                                    447,670       (759,652)
                                                      -----------   ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES               3,488,307      2,843,136
                                                      -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment           (2,211,981)    (2,917,766)
   Proceeds from sale of fixed assets                      57,720        453,676
   Proceeds from the sale of segments of business              --      9,017,523
   Cash used for acquisitions - net of purchase
      price adjustments                                   (77,324)      (994,505)
                                                      -----------   ------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES    (2,231,585)     5,558,928
                                                      -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from line of credit                         2,000,000      2,808,500
   Payments on line of credit                          (2,200,000)            --
   Proceeds from debt                                  28,223,332             --
   Principal payments on debt                          28,932,128)   (12,438,725)
   Payments of debt issuance costs                       (185,000)            --
   Sale of common stock                                   150,743        262,849
                                                      -----------   ------------
NET CASH USED IN FINANCING ACTIVITIES                    (943,053)    (9,367,376)
                                                      -----------   ------------
NET INCREASE (DECREASE) IN CASH                           313,669       (965,312)
CASH - Beginning of period                                783,445      1,170,321
                                                      -----------   ------------
CASH - End of period                                  $ 1,097,114   $    205,009
                                                      ===========   ============
Cash paid for interest                                $ 2,565,763   $  2,908,418
                                                      ===========   ============
Cash paid for income taxes                            $   221,973   $    270,263
                                                      ===========   ============

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

     In fiscal 2004, the Company merged all of its subsidiaries into the parent, Vermont Pure Holdings, Ltd. Subsequently, the parent organized Crystal Rock LLC as a wholly owned subsidiary to hold the Company's operating assets. The financial statements presented herewith reflect the consolidated operations and financial condition of Vermont Pure Holdings, Ltd. and Crystal Rock LLC.

2.   STOCK BASED COMPENSATION

     The Company follows the accounting treatment prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," when accounting for stock-based compensation granted to employees and directors.

     Pro forma information regarding net income and net income per share is presented below as if the Company had accounted for its employee stock options under the fair value method using Statement of Financial Accounting Standards (SFAS) No. 123R, "Accounting for Stock Based Compensation," net of tax. Such pro forma information is not necessarily representative of the effects on reported results of operations for future years due primarily to option vesting periods and to the fair value of additional options in future years.

                                                  Three Months Ended      Nine Months Ended
                                                       July 31,                July 31,
                                                ---------------------   ---------------------
                                                   2005        2004        2005        2004
                                                ---------   ---------   ---------   ---------
Net Income - As Reported                        $ 382,325   $ 389,957   $ 593,561   $ 416,463
Add: Stock based employee compensation
   expense included in net income, net of
   related tax effects                             14,300          --      42,900          --
                                                ---------   ---------   ---------   ---------
Deduct: Total stock-based employee
   compensation expense determined under fair
   value based method for all awards, net of
   related tax effects                           (173,725)   (154,232)   (308,981)   (257,104)
                                                ---------   ---------   ---------   ---------
Pro Forma Net Income                            $ 222,900   $ 235,725   $ 327,480   $ 159,359
                                                =========   =========   =========   =========
Basic Net Income Per Share:
   As Reported                                  $     .02   $     .02   $     .03   $     .02
                                                =========   =========   =========   =========
   Pro Forma                                    $     .01   $     .01   $     .02   $     .01
                                                =========   =========   =========   =========
Diluted Net Income Per Share:
   As Reported                                  $     .02   $     .02   $     .03   $     .02
                                                =========   =========   =========   =========
   Pro Forma                                    $     .01   $     .01   $     .02   $     .01
                                                =========   =========   =========   =========

     Stock Issued to Directors

     The Company issued 3,059 and 5,430 shares of its common stock to directors in lieu of cash for board fees in the first nine months of fiscal year 2005 and 2004, respectively. Compensation expense of approximately $6,000 and $19,000 was recorded for those respective periods based on the market price on the date of issuance.

     Employee Stock Purchase Plan

     On June 15, 1999, the Company's stockholders approved the Vermont Pure Holdings, Ltd. 1999 Employee Stock Purchase Plan. On January 1, 2001, employees commenced participation in the plan. The total number of shares of common stock issued under this plan during the nine months ended July 31, 2005 was 97,047 for proceeds of $150,743. The total number of shares of common stock issued under this plan during the nine months ended July 31, 2004 was 72,040 for proceeds of $179,850.

     Restricted Shares

     On January 2, 2005, the Company issued 75,000 shares of restricted stock under the 2004 Stock Incentive Plan. These shares vest in equal installments over a three year period on the annual anniversary dates contingent on certain criteria related to the financial performance of the Company. Compensation expense related to these shares will be incurred when it is determined that it is probable the performance criteria will be met. No expense has been recorded related to the issuance of these shares though July 31, 2005.

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

     On May 3, 2005, the Company entered into an interest rate hedge ("swap") agreement in conjunction with its new senior financing. The new credit agreement requires that the Company fix the interest rate on its term debt for the life of the loan. The swap fixes the interest rate at 4.66%, plus the applicable margin, currently 2.50%, and amortizes concurrently with the loan principal to fix the interest rate with respect to 75% of the outstanding principal. The swaps constituting 75% of fixed rate principal include the Company's existing swap which is in the notional amount of $10 million and matures in June 2006. As of July 31, 2005, the total notional amount committed to swap agreements was $20.4 million.

     As of July 31, 2004, the Company had two swap agreements for a total notional amount of $14 million. One of the agreements, with a notional amount of $4 million, expired in fiscal year 2004.

     Based on the floating rate for nine month periods ended July 31, 2005 and 2004, the Company paid $18,000 less and $236,000 more in interest, respectively, than it would have without the swaps.

     These swaps are considered a hedge under SFAS Nos. 133 and 137. Since the instrument is intended to hedge against variable cash flows, it is considered a cash flow hedge. As a result, the change in the fair value of the derivative is recognized as comprehensive income or loss until the hedged item is recognized in earnings.

4.   COMPREHENSIVE INCOME

     The following table summarizes comprehensive income for the respective periods:

                                                  Three Months Ended    Nine Months Ended
                                                       July 31,              July 31,
                                                 -------------------   -------------------
                                                   2005       2004       2005       2004
                                                 --------   --------   --------   --------
Net Income                                       $382,325   $389,957   $593,561   $416,463
Other Comprehensive Income (Loss):
Change in unrealized gain on derivatives
   designated as cash flow hedges - net of tax    (89,038)    58,023    (56,112)   179,931
                                                 --------   --------   --------   --------
Comprehensive Income                             $293,287   $447,980   $537,449   $596,394
                                                 ========   ========   ========   ========

5.   INVENTORIES

     Inventories consisted of the following at:

                     July 31,    October 31,
                       2005          2004
                    ----------   -----------
Finished Goods      $1,018,548    $  900,917
Raw Materials          145,666       168,917
                    ----------    ----------
Total Inventories   $1,164,214    $1,069,834
                    ==========    ==========

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

                                                  Three Months Ended          Nine Months Ended
                                                       July 31,                    July 31,
                                              -------------------------   -------------------------
                                                  2005          2004          2005          2004
                                              -----------   -----------   -----------   -----------
Net Income                                    $   382,325   $   389,957   $   593,561   $   416,463
Denominator:
Basic Weighted Average Shares Outstanding      21,640,974    21,519,378    21,602,061    21,476,292
Dilutive effect of Stock Options                      384        53,137         5,812       165,039
                                              -----------   -----------   -----------   -----------
Diluted Weighted Average Shares Outstanding    21,641,358    21,572,515    21,607,873    21,641,331
                                              ===========   ===========   ===========   ===========
Basic Income Per Share                        $       .02   $       .02   $       .03   $       .02
                                              ===========   ===========   ===========   ===========
Diluted Income Per Share                      $       .02   $       .02   $       .03   $       .02
                                              ===========   ===========   ===========   ===========

     There were 2,648,490 and 2,684,790 options outstanding as of July 31, 2005 and 2004, respectively. For the three and nine month periods ended July 31, 2005, in addition to the options included to calculate the effect of dilution, there were 2,613,490 and 2,583,490 options not included in the dilution calculation, respectively. For the three and nine month periods ended July 31, 2004, there were 1,494,200 and 240,000 additional options not included in the dilution calculation, respectively. These options were not included in the dilution calculation because their effect would have been anti-dilutive.

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

     The term loan amortizes over seven years and the new acquisition debt amortizes as a term loan for five years after the first three years. During the first three years of the acquisition debt, interest only is paid on a monthly basis for amounts drawn down for acquisitions. Interest on the term loan is tied to the Company's performance based on the 30-day LIBOR plus a 250 basis point margin, while the acquisition and revolving lines have a 225 basis point margin over the 30-day LIBOR. For the respective loans, the margin may vary from 125 to 225 basis points and 150 to 250 basis points based on the level of senior debt to earnings before interest, taxes, depreciation, and amortization (EBITDA).

     With the $28 million of term debt, the Company paid off its borrowings owed to Webster Bank, including $17.5 million under the old term loan and $5.4 million under the old acquisition line of credit as well as $3.6 million of its subordinated debt. The balance of the new term loan as well as $2 million of the new line of credit was used to pay a balance of $3.5 million on the revolving line of credit with Webster Bank. At July 31, 2005, the Company had $1.3 million outstanding on its line of credit with Bank of America. In addition there were $1.4 million of letters of credit outstanding, leaving $3.3 million available to borrow from the facility. There was a balance of $300,000 on the acquisition line as of July 31, 2005.

     The credit agreement with Bank of America requires that it be in compliance with certain financial covenants at the end of each fiscal quarter. The covenants include senior fixed charge coverage of greater than 1.25 to 1, total fixed charge coverage of greater than 1 to 1, and senior debt to EBITDA of greater than 3.25 to 1. As of July 31, 2005, the Company was in compliance with all of the financial covenants of its new credit facility.

8.   GOODWILL AND OTHER INTANGIBLE ASSETS

     The changes in the carrying amount of goodwill for the nine month period ended July 31, 2005 and the year ended October 31, 2004 are as follows:

                                              Nine Months Ended      Year Ended
                                                July 31, 2005     October 31, 2004
                                              -----------------   ----------------
Beginning Balance                                $74,772,591        $72,899,355
Goodwill acquired during the period, net of
   purchase adjustments                              (13,780)         1,875,263
Goodwill disposed of during the period               (13,316)            (2,027)
                                                 -----------        -----------
Balance as of the end of the period              $74,745,495        $74,772,591
                                                 ===========        ===========

     Major components of intangible assets at July 31, 2005 and October 31, 2004 consisted of:

                                       July 31, 2005              October 31, 2004
                                 -------------------------   -------------------------
                                    Gross                       Gross
                                  Carrying     Accumulated    Carrying     Accumulated
                                   Amount     Amortization     Amount     Amortization
                                 ----------   ------------   ----------   ------------
Amortizable Intangible Assets:
Customer Lists and Covenants
Not to Compete                   $4,242,869    $1,318,167    $4,152,840     $759,591
Other Intangibles                   659,138       191,091       513,604      171,954
                                 ----------    ----------    ----------     --------
Total                            $4,902,007    $1,509,258    $4,666,444     $931,545
                                 ==========    ==========    ==========     ========

     Amortization expense for the three month periods ending July 31, 2005 and July 31, 2004 was $188,820 and $95,548 respectively. Amortization expense for the nine month periods ending July 31, 2005 and July 31, 2004 was $577,713 and $258,512, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto as filed in our Annual Report on Form 10-K/A for the year ended October 31, 2004 as well as the condensed consolidated financial statements and notes contained herein.

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

                              Results of Operations

Results of Operations for the Three Months Ended July 31, 2005 Compared to the Three Months Ended July 31, 2004

Sales

Sales for the three months ended July 31, 2005 were $15,306,000 compared to $13,555,000 for the corresponding period in 2004, an increase of $1,751,000 or 13%. The increase was the result of the growth of existing product lines, warmer weather, and acquisitions. Net sales growth from acquisitions for the third quarter totaled $945,000, accounting for a 7% increase in total sales. Excluding acquisitions, sales increased 6% for the three months ended July 31, 2005 compared to the corresponding period in 2004.

The comparative breakdown of sales of the product lines for the respective three month periods ended July 31, 2005 and 2004 is as follows:

       Product Line           2005      2004    Difference   % Diff.
       ------------         -------   -------   ----------   -------
                                (dollars in thousands)
Water                       $ 7,706   $ 6,734     $  972       14%
Coffee and Other Products     5,280     4,594        686       15%
Equipment Rental              2,320     2,227         93        4%
                            -------   -------     ------
Total                       $15,306   $13,555     $1,751       13%
                            =======   =======     ======

Water - Sales of water and related products increased as a result of a 10% increase in volume and 4% increase in price. The increase in volume was primarily a result of acquisitions. Average selling price increased as result of increases in list prices. Net of acquisitions, water sales increased 5%. Sales in the third fiscal quarter of 2005 were favorably impacted by substantially warmer weather than a year ago.

Coffee and Other Products - Sales of coffee and other products increased 3% from sales volume obtained in acquisitions. Net of acquisitions, sales in this category increased 12%. The increase in sales was attributable to increased volume of all products in this category but primarily to the growth of single serve coffee, which grew 40% to $1,240,000 in the third quarter of fiscal year 2005 compared to $884,000 in the same period in fiscal year 2004.

Equipment Rental - Equipment rental revenue was up in the third quarter compared to the same period in fiscal year 2004 as a result of more cooler placements and additional coffee machine rentals from the sale of single serve coffee. Net of acquisitions, equipment rental revenue was down 3% in the third quarter compared the same period in fiscal year 2004. Water cooler placements in the third quarter of fiscal year 2005, net of acquisitions, were down 2% from the comparable quarter in fiscal year 2004 as a result of competition in the retail market.

Gross Profit/Cost of Goods Sold - For the three months ended July 31, 2005, gross profit increased $1,238,000, or 16%, to $9,048,000 from $7,810,000 for the comparable period in 2004. The increase in gross profit was due to higher sales and improving margins. As a percentage of sales, gross profit increased to 59% of sales compared to 58% for the respective period in fiscal year 2004. The increase in gross profit, as a percentage of sales, was attributable to higher pricing and lower cost of goods sold. Production and transportation costs decreased as a result of our outsourced water bottling in western New York, which commenced in November 2004 in conjunction with our acquisition of Mayer Brothers in Buffalo, NY.

Cost of goods sold includes all costs to bottle water, costs of purchasing and receiving products for resale, including freight, as well as costs associated with product quality, warehousing and handling costs, internal transfers, and the repair and service of rental equipment, but does not include the costs of distributing our product to our customers. We include distribution costs in selling, general, and administrative expense, and the amount is discussed below. The reader should be aware that other companies may include distribution costs in their cost of goods sold, in which case, on a comparative basis, such other companies may have a lower gross margin as a result.

Operating Expense/Income from Operations

Total operating expenses increased to $7,523,000 in the third quarter of fiscal year 2005 from $6,423,000 in the comparable period in fiscal year 2004, an increase of $1,100,000, or 17%.

Selling, general and administrative (SG&A) expenses were $6,897,000 and $6,042,000 for the third quarters of fiscal years 2005 and 2004, respectively, an increase of $855,000, or 14%. Of total SG&A expenses, route distribution costs increased 14%, primarily related to labor for commission-based sales from increased product volume, fuel due to market prices, vehicle lease and repair costs, and insurance costs due to market rates and loss experience. Total route distribution costs for the third quarter of fiscal year 2005 were $3,263,000 compared to $2,858,000 for the same quarter in fiscal year 2004. In addition, selling costs increased 12% as a result of increased sales staffing. Administration costs increased 15% as a result of legal, accounting, and consulting costs attributed to regulatory compliance.

Advertising expenses were $437,000 in the third quarter of fiscal year 2005 compared to $286,000 in the third quarter of fiscal year 2004, an increase of $151,000, or 53%. The increase in advertising costs is primarily related to television and print advertising campaigns run during the quarter.

Amortization increased to $189,000 in the third quarter of fiscal year 2005 from $96,000 in the third quarter of fiscal year 2004. This increase is attributable to intangible assets that were acquired as part of several acquisitions in fiscal year 2004.

Income from operations for the three months ended July 31, 2005 was $1,525,000 compared to $1,387,000 in the same period in 2004, an increase of $138,000, or 10%. The increase was a result of higher sales and an improved gross margin due to lower production and transportation costs partially offset by higher route and administrative costs.

Interest, Taxes, and Other Expenses - Income from Continuing Operations

Interest expense was $876,000 for the three months ended July 31, 2005 compared to $790,000 in the three months ended July 31, 2004, an increase of $86,000. Higher interest costs were primarily a result of higher market interest rates and a higher fixed interest rate on the Company's senior debt facility that closed in April 2005 that more than offset the decrease in the subordinated debt interest as a result of the paying down subordinated debt.

Income from continuing operations before income taxes was $649,000 for the three months ended July 31, 2005, compared to $655,000 in the corresponding period in fiscal year 2004, a decrease of $6,000. The tax expense for the third quarter of fiscal years 2005 and 2004 was $266,000 and $265,000, respectively. The respective tax rates were based on the expected effective tax rate of 41% and 40% for the entire fiscal year.

Net Income

Net income of $382,000 for the three months ended July 31, 2005 was a result of income from operations. It was a decrease of $8,000 from net income of $390,000 in the corresponding period in fiscal year 2004.

Results of Operations for the Nine Months Ended July 31, 2005 Compared to the Nine Months Ended July 31, 2004

Sales

Sales from continuing operations for the first nine months of 2005 were $44,025,000 compared to $38,735,000 for the first nine months of 2004, an increase of $5,290,000 or 14%. The increase was primarily the result of acquisitions as well as increases in prices of all of our product categories and higher volume of single serve coffee products. Net of acquisitions, sales increased 6% over the corresponding period in the prior year.

The comparative breakdown of sales of the product lines for the first nine months of 2005 and 2004 is as follows:

       Product Line             2005           2004        Difference    % Diff.
       ------------         ------------   ------------   ------------   -------
                            (in 000's $)   (in 000's $)   (in 000's $)
Water                          $21,189        $18,520        $2,669        14%
Coffee and Other Products       15,821         13,579         2,242        17%
Equipment Rental                 7,015          6,636           379         6%
                               -------        -------        ------
Total                          $44,025        $38,735        $5,290        14%

Water - Of the total increase in water sales, 4% was related to price and 10% to volume. Average selling price increased as result of increases in list prices. The increase in volume was primarily related to acquisitions. Net of acquisitions, water sales increased 4%.

Coffee and Other Products - Net of acquisitions, revenues in the category increased 13%. The increase in sales was attributable to increased volume of all products in this category but primarily to growth of single serve coffee, which grew 39%, to $3,672,000 in the first three quarters of fiscal year 2005 compared to $2,535,000 in the same period in fiscal year 2004.

Equipment Rental - Equipment rental increased as a result of water cooler placements and rental of single serve coffee equipment. Average price was substantially unchanged from the same period a year ago. Cooler placements were flat as a result of acquisitions. Net of acquisitions, equipment rental income was down 2%.

Gross Profit/Cost of Goods Sold

Gross profit increased $3,998,000, or 18%, to $25,668,000 for the first nine months of 2005 from $21,670,000 for the first nine months of 2004. The increase in gross profit was attributable to higher sales and improving margins. As a percentage of sales, gross profit increased to 58% of sales from 56% for the respective period. The gross margin benefited from higher average selling prices and lower costs of goods sold, most notably bottling efficiencies in our new production location in Vermont, which opened in May 2004. Production and transportation costs decreased as a result of our outsourced water bottling in western New York. In addition, equipment service costs declined after bringing that function in house midway through fiscal year 2004.

Cost of goods sold includes all costs to bottle water, costs of purchasing and receiving products for resale, including freight, as well as costs associated with product quality, warehousing and handling costs, internal transfers, and the repair and service of rental equipment, but does not include the costs of distributing our product to our customers. We include distribution costs in selling, general, and administrative expense, and the amount is discussed below. The reader should be aware that other companies may include distribution costs in their cost of goods sold, in which case, on a comparative basis, such other companies may have a lower gross margin as a result.

Operating Expenses/Income from Operations

Total operating expenses increased to $22,136,000 in the first nine months of 2005 from $18,573,000 in the first nine months of 2004, an increase of $3,563,000, or 19%.

Selling, general and administrative (SG&A) expenses were $20,570,000 and $17,534,000 for the first nine months of 2005 and 2004, respectively, an increase of $3,036,000 or 17%. Of total SG&A expenses, route distribution costs increased 13% primarily related to labor for commission-based sales from increased product volume, fuel due to market prices, vehicle lease and repair costs, and insurance costs due to market rates and loss experience. Total route distribution costs for the first nine months of fiscal year 2005 were $9,827,000 compared to $8,705,000 for the same period in fiscal year 2004. In addition, selling costs increased 15% as a result of increased sales staffing. Administration costs increased 24% as a result of legal, accounting, and consulting costs related to regulatory compliance and costs totaling $208,000 associated with the refinancing of the senior debt facility with Bank of America.

Advertising expenses were $988,000 in the first nine months of 2005 compared to $761,000 in the first nine months of 2004, an increase of $227,000, or 30%. The increase in advertising costs is related to increased yellow page, television, and print advertising.

Amortization increased to $578,000 in the first nine months of 2005 from $259,000 in the first nine months of 2004 as a result of intangible assets that were acquired as part of several acquisitions in fiscal year 2004.

Other compensation in the first nine months of 2004 totaled $19,000. This expense relates to compensation paid to directors in company stock in lieu of cash for board fees.

Income from operations for the first nine months of 2005 was $3,532,000 compared to $3,097,000 in the first nine months of 2004, an increase of $435,000, or 14%. The increase was a result of higher sales and an improved gross margin partially offset by higher administrative costs.

Interest, Taxes, and Other Expenses - Income from Continuing Operations

Interest expense was $2,537,000 for the first nine months of 2005 compared to $2,720,000 in the first nine months of 2004, a decrease of $183,000. Lower interest costs were primarily a result of lower amounts of senior and subordinated debt combined with lower fixed rate commitments compared to the same period in fiscal year 2004. While market rates have risen, as compared to the first half of fiscal year 2004, our total effective interest rate has decreased from the year earlier as a result of expiring interest rate swaps and pay down of subordinated debt. However, the fixed rate on a portion of the Company's new credit facility, combined with increasing market rates, have increased the effective rate as the year has progressed. For further discussion of the Company's interest rate swaps see the Liquidity and Capital Resources section and Item 3.

Income from continuing operations before income tax expense was $1,007,000 for the first nine months of 2005, compared to $427,000 in the first nine months of 2004, an improvement of $580,000. The tax expense of $413,000 for the first nine months of 2005 is an increase of $243,000 from tax expense of $170,000 for the same period a year ago. The tax expense and benefit were determined by using an estimated annual effective tax rate of 41% for fiscal year 2005 and 40% for fiscal year 2004, which represents the estimated federal and state income tax expense for the respective years.

Income from continuing operations of $594,000 for the first nine months of 2005 was a $338,000 improvement from income from operations of $256,000 for the first nine months of 2004.

Discontinued Operations

In March 2004 we sold substantially all of the assets that comprised the Retail-PET and Retail-Gallon segments of our business. The loss from operations for discontinued segments for the nine months ended July 31, 2004 was $79,000. The corresponding tax expense of loss from discontinued operations combined with the gain on the sale of $114,000 was calculated at 42%, the estimated effective annual rate for 2004 at the time of the sale.

Net Income

Net income of $594,000 for the nine months of 2005 was entirely attributable to continuing operations. This represented an improvement of $178,000 from net income of $416,000 in the first nine months of 2004. Net income in the first nine months of 2004 was favorably impacted by the gain on the sale of the discontinued operations in the second fiscal quarter of 2004.

Trends

We feel the improvement in the results from continuing operations in the first nine months of the year is reflective of changing business trends and that we will be profitable for the remainder of the year. While growth for water and coffee products in some markets has remained relatively flat, we have seen encouraging growth trends in several markets. As mentioned above, pricing has been a key reason for improved financial performance. Prices have increased in all markets over the last year for all significant products and services. We continue to experience competition from retail outlets for coolers but the effect of that competition, though still reducing our base business, appears to be leveling off. We are also experiencing growth in customers that are purchasing our water services without renting a cooler. We believe that this trend will increase over the next year but may not offset a decline in cooler rentals.

In addition, the potential for growth through acquisitions remains viable. We have ample opportunities to acquire businesses through small acquisitions and will take advantage of this based on price, potential synergies, and access to capital.

However, profitability continues to be threatened by costs controlled by outside conditions such as fuel, insurance, administrative expenses related to regulatory requirements, and interest costs. In particular, fuel costs increased substantially in the third quarter and continued to increase in the fourth quarter in the wake of Hurricane Katrina. If these increases do not abate in the coming months, our business may be negatively affected by higher material and transportation costs. (For a further discussion of the impact of fuel costs, see
Item 3 "Commodity Price Risks.") This may also result in a downturn in general economic conditions which may result in attrition of or customer base or inability to charge higher prices to recover cost increases. The SEC extended the period to comply with Section 404 of the Sarbanes-Oxley Act for non-accelerated filers. This effectively provided us with an additional year to comply. Consequently, we expect that this will postpone a substantial portion of our anticipated cost for this compliance from fiscal year 2005 to fiscal year 2006.

We feel that the general improvement in market conditions, combined with acquisitions and cost efficiencies, will continue to improve profitability as long as these conditions and opportunities exist.

                         Liquidity and Capital Resources

As of July 31, 2005, we had working capital of $5,114,000 compared to $350,000 as of October 31, 2004, an increase of $4,764,000. The increase in working capital was primarily a result of the new senior debt facility. At the end of fiscal 2004, the outstanding amount of our operating line of credit was $1,500,000 which was, along with $200,000 of the acquisition line of credit, classified as current debt. As a result of the refinancing, the $1,300,000 balance on the operating line of credit on July 31, 2005 was classified as long term debt. In addition, the payment schedule of the new term loan reduced the payments over the next 12 months by $900,000. The balance on the operating line of credit on July 31, 2005 was attributable to funding our operating cash accounts held at our former bank while we transition them to Bank of America.

During the first nine months of fiscal year 2005, accounts receivable increased $1,371,000 and inventory increased $94,000 as a result of seasonal increases in revenue. Other current assets increased $500,000 as a result of a reclassification of a note receivable from the buyer of our retail segments of business due in March 2006 from long term to current assets as of July 31, 2005.

We routinely use cash for capital expenditures and repayment of debt. In the first nine months of fiscal year 2005, we spent $2,212,000 on capital expenditures including coolers, brewers, bottles and racks related to home and office distribution.

On April 6, 2005, we refinanced our credit facility. The new lender is Bank of America, with Webster Bank as a participant in the new loan. The new facility refinanced $28 million of existing senior debt in the form of a seven year term loan, provides a revolving credit facility of $6 million for working capital and letters of credit for a term of three years, and makes available up to $7.5 million to be used for acquisitions for a period of three years. The term loan may also provide funds for future principal payment of our subordinated debt if certain financial covenants are met after the first two years of the loan.

The agreement amortizes the payback of the term loan over seven years and amortizes the payback of the new acquisition debt as a term loan for five years after the first three years. During the first three years, interest only is paid on a monthly basis for amounts drawn down for acquisitions. Interest on the term loan and revolving line of credit is tied to our performance based on the 30 day LIBOR plus 250 basis points while the acquisition line has a 225 basis point spread over the 30 day LIBOR.

With the $28 million of term debt, we paid off our borrowings owed to Webster Bank, including $17.5 million under the term loan and $5.4 million under the acquisition line of credit as well as $3.6 million of our subordinated debt. The balance of the new term loan as well as $2 million of the new line of credit was used to pay a balance of $3.5 million on the revolving line of credit with Webster Bank. There was no prepayment penalty on the facility. Webster Bank is participant with Bank of America on the new facility.

Our credit facility requires that we be in compliance with certain financial covenants at the end of each fiscal quarter. The covenants include senior fixed charge coverage of greater than 1.25 to 1, total fixed charge coverage of greater than 1 to 1, and senior debt to EBITDA of greater than 3.25 to 1. As of July 31, 2005, we were in compliance with all of the financial covenants of our new credit facility.

As of July 31, 2005, we had $10 million of fixed rate debt in an outstanding swap agreement. On May 3, 2005, we entered into an additional interest rate hedge ("swap") agreement in conjunction with our new senior financing. The credit agreement requires that we fix the interest rate of the term debt for the life of the loan. The swap fixes the interest rate at 4.66%, plus the applicable margin, currently 2.50%, and amortizes concurrently with the loan principal to fix the interest rate with respect to 75% of the outstanding principal. The swaps constituting 75% of fixed rate principal include our existing swap. For a further explanation of our fixed debt instruments, see Item 3.

In addition to our senior and subordinated debt commitments, we have significant future cash commitments, primarily in the form of operating leases that are not reported on the balance sheet. The following table sets forth our contractual commitments as of July 31, 2005:

                            Interest on    Operating   Coffee Purchase
Fiscal Year       Debt        Debt(2)       Leases      Commitments(1)      Total
-----------   -----------   -----------   ----------   ---------------   -----------
2005          $   986,000   $   681,000   $  572,000       $162,000      $ 2,401,000
2006            3,125,000     3,486,000    2,077,000        382,000        9,070,000
2007            3,500,000     3,257,000    1,951,000              0        8,708,000
2008            5,205,000     2,979,000    1,695,000              0        9,879,000
2009            4,310,000     2,654,000    1,258,000              0        8,222,000
Thereafter     25,960,000     6,468,000    1,095,000              0       33,523,000
              -----------   -----------   ----------       --------      -----------
Total         $43,086,000   $19,525,000   $8,648,000       $544,000      $71,803,000
              ===========   ===========   ==========       ========      ===========

(1) Please refer to "Commodity Price Risks -- Coffee" on page 20 of this report for additional information on our coffee supply agreements.

(2) Interest includes fixed rate debt and variable rate debt assuming a variable interest rate of 6.2% as of July 31, 2005

As of the date of this report, we have no other material contractual obligations or commitments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Market risks relating to our operations result primarily from changes in interest rates and commodity prices.

INTEREST RATE RISKS

We use interest rate "swap" agreements to curtail interest rate risk. As of July 31, 2005, we had two outstanding swap agreements. One, expiring June 11, 2006, in the notional amount of $10 million. It fixes our interest rate on the notional amount at 1.74% plus the applicable margin in our facility. Another agreement, entered into on May 3, 2005, fixes the interest rate at 4.66%, plus the applicable margin, currently 2.50%, and amortizes concurrently with the loan principal to fix the interest rate with respect to 75% of the outstanding principal.

Our credit facility with Bank of America requires us to fix 75% of our term debt with interest rate swaps. At July 31, 2005, we had approximately $8.4 million of long term debt subject to variable interest rates. Under the credit agreement with Bank of America, we currently pay interest at a rate of LIBOR plus a margin of 2.50%. A hypothetical 100 basis point increase in the 30-day LIBOR would result in an additional $84,000 of interest expense on an annualized basis. Conversely, a decrease would result in a proportionate interest cost savings.

Swap agreements serve to stabilize our cash flow and expenses but ultimately may cost more or less in interest than if we had carried all of our debt at a variable rate over the swap term.

COMMODITY PRICE RISKS

Coffee

The cost of our coffee purchases is affected by commodity prices. We enter into contracts to mitigate market fluctuation of these costs by fixing the price for certain periods with our suppliers. Currently we have fixed the price of our anticipated supply approximately through December 2005 at "green" prices ranging from $1.16 to $1.28 per pound. We are not insulated from price fluctuations beyond that date. At our existing sales levels, an increase in pricing of $.10 per pound would increase our total cost for coffee $75,000, on an annual basis.

Diesel Fuel

We own and operate vehicles to deliver product to customers. The cost of fuel to operate these vehicles fluctuates over time. In addition, we contract with independent freight carriers to transport our products and materials. During the first nine months of our fiscal year 2005, fuel prices have increased approximately 25%. We estimate that a $0.10 increase per gallon in fuel cost would result in an increase to annual operating costs of approximately $60,000. In aggregate, we have spent approximately an additional $343,000 on fuel and transportation as a result of higher prices in the first three quarters of fiscal year 2005 compared to the comparable period in fiscal year 2004. Higher fuel prices may unfavorably affect some of our material prices as well. Fuel prices have continued to increase in the fourth quarter. If these increases do not abate and if we are not able to increase the prices of our products and services without losing customers, the increase in fuel prices could have a material adverse effect on our business.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the three months ended July 31, 2005, there were no changes in our internal control over financial reporting.

PART II - Other Information

Item 4. Submission of Matters to a Vote of Security Holders

     None.

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

Dated: September 14, 2005

                                     VERMONT PURE HOLDINGS, LTD.


                                     By: /s/ Bruce S. MacDonald
                                         ------------------------------------
                                         Bruce S. MacDonald
                                         Vice President, Chief Financial Officer
                                         (Principal Accounting Officer and
                                         Principal Financial Officer)

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