Form 10-Q/A
period 2005-01-31
VERMONT PURE HOLDINGS LTD/DE
filed 2005-10-14
CIK 1123316

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q/A
                                 Amendment No. 1

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

                               Yes   X   No
                                   -----    -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                               Yes       No   X
                                   -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                Shares outstanding at
            Class                  October 7, 2005
            -----               ---------------------
Common Stock, $.001 Par Value         21,673,317

EXPLANATORY NOTE

This Amendment on quarterly report Form 10-Q/A for the quarter ended January 31, 2005 of Vermont Pure Holdings, Ltd. and its wholly-owned subsidiary is being filed in order to correct our previously issued condensed consolidated financial statements for the first quarter of fiscal 2005 and 2004. The corrections are to properly account for our advertising costs in accordance with accounting principles generally accepted in the United States of America. See Note 2 of Notes to Condensed Consolidated Financial Statements for additional discussion.

Form 10-Q/A amends and restates the entire 10-Q for the quarter ended January 31, 2005 as a convenience to readers. The primary changes are in Part I, Items 2 and 4, as well as in the condensed consolidated financial statements and Note 2 of the notes to the condensed consolidated financial statements.

Except as otherwise expressly stated, the information in the Amendment No. 1 is as of January 31, 2005, the date on which the fiscal quarter ended for the original Form 10-Q. This Amendment No. 1does not purport to provide an update or discussion of any developments subsequent to the original filing.

VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

                                Table of Contents

                                                                     Page Number
                                                                     -----------
Part I - Financial Information

   Item 1.   Financial Statements

             Condensed Consolidated Balance Sheets as of January
             31, 2005 (as restated) and October 31, 2004
             (unaudited)                                                  4

             Condensed Consolidated Statements of Operations for
             the Three Months ended January 31, 2005 (as restated)        5
             and 2004 (unaudited)

             Condensed Consolidated Statements of Cash Flows for
             the Three Months ended January 31, 2005 (as restated)
             and 2004 (unaudited)                                         6

             Notes to Condensed Consolidated Financial Statements
             (unaudited)                                                 7-13

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        14-19

   Item 3.   Quantitative and Qualitative Disclosures About Market
             Risk                                                         20

   Item 4.   Controls and Procedures                                    21-22

Part II - Other Information                                             23-24

   Item 6.   Exhibits

Signature                                                                 25

                   VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                    January 31,     October 31,
                                                                        2005           2004
                                                                   -------------   ------------
                                                                   (As restated,    (Unaudited)
                                                                    see Note 2)
                                                                    (Unaudited)
                             ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                       $    277,957         783,445
   Accounts receivable - net                                          6,756,836       7,065,530
   Inventories                                                        1,078,515       1,069,834
   Current portion of deferred tax asset                              1,439,446       1,439,446
   Other current assets                                               1,225,622       1,379,104
   Unrealized gain on derivatives                                       137,460         103,100
                                                                   ------------    ------------
      TOTAL CURRENT ASSETS                                           10,915,836      11,840,459
                                                                   ------------    ------------
PROPERTY AND EQUIPMENT - net of accumulated depreciation             11,688,496      12,147,200
                                                                   ------------    ------------
OTHER ASSETS:
   Goodwill                                                          74,762,545      74,772,591
   Other intangible assets - net of accumulated amortization          3,543,644       3,734,899
   Deferred tax asset                                                   749,713         749,713
   Other assets                                                         536,000         536,000
                                                                   ------------    ------------
      TOTAL OTHER ASSETS                                             79,591,902      79,793,203
                                                                   ------------    ------------
TOTAL ASSETS                                                       $102,196,234    $103,780,862
                                                                   ============    ============

              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long term debt                               $  6,640,007       6,140,635
   Accounts payable                                                   1,834,608       2,828,787
   Accrued expenses                                                   2,261,824       2,318,486
   Current portion of customer deposits                                 198,909         202,244
                                                                   ------------    ------------
      TOTAL CURRENT LIABILITIES                                      10,935,348      11,490,152
                                                                   ------------    ------------
   Long term debt, less current portion                              36,745,046      37,853,696
   Customer deposits                                                  3,127,827       3,168,483
                                                                   ------------    ------------
      TOTAL LIABILITIES                                              50,808,221      52,512,331
                                                                   ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock - $.001 par value, 50,000,000 authorized shares
      21,696,377 issued and 21,624,827 outstanding shares as of
      January 31, 2005 and 21,569,711 issued and 21,498,161
      outstanding as of October 31, 2004                                 21,696          21,569
   Additional paid in capital                                        58,082,143      57,869,411
   Treasury stock, at cost, 71,550 shares as of January 31, 2005
       and October 31, 2004                                            (264,735)       (264,735)
   Unearned Compensation                                               (134,250)             --
   Accumulated deficit                                               (6,454,301)     (6,460,814)
   Accumulated other comprehensive income                               137,460         103,100
                                                                   ------------    ------------
      TOTAL STOCKHOLDERS' EQUITY                                     51,388,013      51,268,531
                                                                   ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $102,196,234    $103,780,862
                                                                   ============    ============

          See notes to the condensed consolidated financial statements.

                   VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Three months ended January 31,
                                                        ------------------------------
                                                              2005           2004
                                                         -------------   -----------
                                                         (As restated,   (Unaudited)
                                                          see Note 2)
                                                          (Unaudited)
NET SALES                                                 $13,963,760    $11,997,568
COST OF GOODS SOLD                                          5,931,876      5,359,938
                                                          -----------    -----------
GROSS PROFIT                                                8,031,884      6,637,630
                                                          -----------    -----------
OPERATING EXPENSES:
   Selling, general and administrative expenses             6,776,854      5,698,866
   Advertising expenses                                       255,839        214,183
   Amortization                                               195,282         73,454
   Other compensation                                              --         18,951
                                                          -----------    -----------
TOTAL OPERATING EXPENSES                                    7,227,975      6,005,454
                                                          -----------    -----------
INCOME FROM OPERATIONS                                        803,909        632,176
                                                          -----------    -----------
OTHER (EXPENSE) INCOME:
      Interest expense                                       (810,758)    (1,014,214)
      Gain on disposal of property and equipment               17,894             --
      Miscellaneous                                                --         (6,136)
                                                          -----------    -----------
TOTAL OTHER EXPENSE                                          (792,864)    (1,020,350)
                                                          -----------    -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
   INCOME TAX BENEFIT                                          11,045       (388,174)

INCOME TAX (EXPENSE) BENEFIT                                   (4,532)        69,180
                                                          -----------    -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS                        6,513       (318,994)

DISCONTINUED OPERATIONS:
   Income from discontinued operations                             --        107,453
   Income tax expense from discontinued operations                 --        (45,131)
                                                          -----------    -----------
INCOME FROM DISCONTINUED OPERATIONS                                --         62,322
                                                          -----------    -----------
NET INCOME (LOSS)                                         $     6,513    $  (256,672)
                                                          ===========    ===========
NET INCOME (LOSS) PER SHARE - BASIC
   Continuing operations                                  $        --          (0.01)
   Discontinued operations                                         --             --
                                                          -----------    -----------
NET INCOME (LOSS) PER SHARE - BASIC                       $        --    $     (0.01)
                                                          ===========    ===========
NET INCOME (LOSS) PER SHARE - DILUTED
   Continuing operations                                  $        --          (0.01)
   Discontinued operations                                         --             --
                                                          -----------    -----------
NET INCOME (LOSS) PER SHARE - DILUTED                     $        --    $     (0.01)
                                                          ===========    ===========
WEIGHTED AVERAGE SHARES USED IN COMPUTATION - BASIC        21,611,933     21,445,458
                                                          ===========    ===========
WEIGHTED AVERAGE SHARES USED IN COMPUTATION - DILUTED      21,618,359     21,445,458
                                                          ===========    ===========

          See notes to the condensed consolidated financial statements.

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Three months ended January 31,
                                                                         ------------------------------
                                                                               2005           2004
                                                                          -------------   -----------
                                                                          (As restated,   (Unaudited)
                                                                           see Note 2)
                                                                           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                       $     6,513    $  (256,672)

   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation                                                           1,244,541      1,387,026
      Provision for bad debts                                                  184,523        125,000
      Amortization                                                             195,282         73,455
      Deferred tax benefit
                                                                                    --        (15,259)
      (Gain) loss on disposal of property and equipment                        (17,894)         2,136
      Non cash compensation                                                         --         18,951

   Changes in assets and liabilities:
      Accounts receivable                                                      124,171       (120,001)
      Inventories                                                               (8,681)      (259,664)
      Other current assets                                                     153,482        207,009
      Other assets                                                                  --          3,879
      Accounts payable                                                        (983,679)      (602,111)
      Accrued expenses                                                         (67,161)      (332,069)
      Customer deposits                                                        (43,991)        37,439
                                                                           -----------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                      787,106        269,119
                                                                           -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property, plant and equipment, and customer accounts        (802,886)      (905,482)
      Proceeds from sale of property and equipment                              40,962         15,554
                                                                           -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                                         (761,924)      (889,928)
                                                                           -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from line of credit borrowings                                4,034,495        203,918
      Payments on line of credit                                            (3,768,774)            --
      Principal payments of debt                                              (875,001)      (852,224)
      Proceeds from sale of common stock                                        78,610         98,794
                                                                           -----------    -----------
NET CASH USED IN FINANCING ACTIVITIES                                         (530,670)      (549,512)
                                                                           -----------    -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                     (505,488)    (1,170,321)

CASH AND CASH EQUIVALENTS - beginning of period                                783,445      1,170,321
                                                                           -----------    -----------
CASH AND CASH EQUIVALENTS  - end of period                                 $   277,957    $        --
                                                                           ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest                                                     $   820,790    $ 1,041,301
                                                                           ===========    ===========
Cash paid for income taxes                                                 $   128,447    $    42,863
                                                                           ===========    ===========

        See the notes to the condensed consolidated financial statements.

                   VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q/A instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the condensed consolidated financial position, results of operations, and cash flows for the periods presented. The results have been determined on the basis of generally accepted accounting principles and practices of the United States of America ("GAAP"), applied consistently with the Annual Report on Form 10-K/A of Vermont Pure Holdings, Ltd. (the "Company") for the year ended October 31, 2004.

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

     In fiscal 2004 the Company merged all of its subsidiaries into the parent, Vermont Pure Holdings, Ltd. In 2005, it then created Crystal Rock LLC as a wholly owned sub to hold its operating assets. The financial statements herewith reflect the consolidated operations and financial condition of Vermont Pure Holdings, Ltd. and its wholly owned subsidiary Crystal Rock, LLC.

2.   RESTATEMENT OF FINANCIAL STATEMENTS

     On April 13, 2005 the Company was contacted by the Staff of the Securities and Exchange Commission during the course of a routine review of its periodic filings and made inquiries regarding certain of the Company's accounting policies. As a result of this inquiry Management re-evaluated the Company's treatment of certain advertising costs. Following the evaluation, it was determined that the condensed consolidated financial statements for the fiscal quarter ended January 31, 2005 should be restated. Although these errors did not result in a material misstatement of the Company's condensed consolidated financial statements for any of the previously reported periods, the effect of correcting the errors with an aggregate adjustment in fiscal year 2005 would have been material to results of operations for the given quarter.

     Historically, the Company capitalized certain advertising costs and amortized them over the duration of the advertising campaign as it believed those costs qualified as direct response advertising in accordance with Statement of Position No. 93-7, "Reporting on Advertising Costs". It was determined that those costs did not qualify as direct response advertising and should have been expensed as incurred. The cumulative effect of this accounting correction is an increase of the accumulated deficit as of the beginning of fiscal 2005 of $202,285 and an increase in earnings of $15,081 in the quarter ended January 31, 2005.

     Following is a summary of the significant effects of these restatements on the Company's condensed consolidated balance sheets as of January 31, 2005 as well as on the Company's consolidated statements of operations for the quarter ended January 31, 2005:

                                                  Condensed Consolidated Statement of Operations
                                                  ----------------------------------------------
                                                    As previously
Quarter Ending January 31, 2005                        reported     Adjustments   As restated
-------------------------------                     -------------   -----------   -----------
Advertising expenses                                 $  281,419       $ 25,580     $  255,839
Total operating expenses                              7,253,555         25,580      7,227,975
Income from operations                                  778,329         25,580        803,909
(Loss) Income from continuing operations before
income tax benefit (expense)                            (14,535)        25,580         11,045
Income tax benefit (expense)                              5,967        (10,499)        (4,532)
(Loss) Income from continuing operations                 (8,568)        15,081          6,513
(Loss) Net income                                        (8,568)        15,081          6,513
Net income per share - basic                         $       --       $     --     $       --
Net Income per share - diluted                       $       --       $     --     $       --

                                                     Condensed Consolidated Balance Sheet
                                                  ------------------------------------------
                                                  As previously
As of January 31, 2005                               reported     Adjustments    As restated
----------------------                            -------------   -----------   ------------
Other current assets                              $  1,486,769     $261,147     $  1,225,622
Deferred tax asset                                     665,271      (84,442)         749,713
Total assets                                       102,372,939      176,705      102,196,234
Accrued expenses                                     2,251,325      (10,499)       2,261,824
Accumulated deficit                                 (6,267,098)     187,204       (6,454,301)
Total liabilities and stockholders' equity         102,372,939      176,705      102,196,234

3.   STOCK BASED COMPENSATION

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

                                      Three Months Ended
                                          January 31,
                                     --------------------
                                       2005        2004
                                     --------   ---------
Net Income (Loss) - As Reported      $  6,513   $(256,672)
Add: Stock based employee
   compensation expense included
   in net income, net of related
   tax effects                             --          --
Deduct: Total stock-based employee
   compensation expense determined
   under fair value based method
   for all awards, net of related
   tax effects                         42,296      52,221
                                     --------   ---------
Pro Forma Net Loss                   $(35,783)  $(308,892)
                                     ========   =========
Basic Net Loss Per Share:
   As Reported                       $    .00   $    (.01)
                                     ========   =========
   Pro Forma                         $    .00   $    (.01)
                                     ========   =========
Diluted Net Loss Per Share:
   As Reported                       $    .00   $    (.01)
                                     ========   =========
   Pro Forma                         $    .00   $    (.01)
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

4.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

5.   COMPREHENSIVE INCOME (LOSS)

     The following table summarizes comprehensive income (loss) for the respective first quarters:

                                                       Three Months Ended
                                                          January 31,
                                                      -------------------
                                                        2005       2004
                                                      -------   ---------
Net Income (Loss)                                     $ 6,513   $(256,672)
Other Comprehensive Income:
Change in unrealized gain on derivatives designated
   as cash flow hedges - net of tax                    34,360      38,468
                                                      -------   ---------
Comprehensive Income (Loss)                           $40,873   $(218,204)
                                                      =======   =========

6.   INVENTORIES

     Inventories consisted of the following at:

                    January 31,   October 31,
                        2005          2004
                    -----------   -----------
Finished Goods       $  900,042    $  900,917
Raw Materials           178,473       168,917
                     ----------    ----------
Total Inventories    $1,078,515    $1,069,834
                     ==========    ==========

7.   EARNINGS (LOSS) PER SHARE AND WEIGHTED AVERAGE SHARES

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

                                                  Three Months Ended
                                                     January 31,
                                              -------------------------
                                                  2005          2004
                                              -----------   -----------
Net Income (Loss)                             $     6,513   $  (256,672)
                                              -----------   -----------
Denominator:
Basic Weighted Average Shares Outstanding      21,611,933    21,445,458
Dilutive effect of Stock Options                    6,426            --
                                              -----------   -----------
Diluted Weighted Average Shares Outstanding    21,618,359    21,445,458
                                              -----------   -----------
Basic Income (Loss) Per Share                 $       .00   $      (.01)
                                              ===========   ===========
Diluted Income (Loss) Per Share               $       .00   $      (.01)
                                              ===========   ===========

     As of January 31, 2005 there were 2,583,490 options outstanding that were not used in the dilution calculation because the exercise price exceeded the market price. As of January 31, 2004 there were 2,543,821 options outstanding. These options were not considered common stock equivalents since, as a result of the net loss for the quarter, to do so would have been anti-dilutive.

8.   DEBT

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

9.   GOODWILL AND OTHER INTANGIBLE ASSETS

     Major components of intangible assets at January 31, 2005 and October 31, 2004 consisted of:

                                             January 31, 2005                October 31, 2004
                                      -----------------------------   -----------------------------
                                      Gross Carrying    Accumulated   Gross Carrying    Accumulated
                                          Amount       Amortization       Amount       Amortization
                                      --------------   ------------   --------------   ------------
Amortizable Intangible Assets:
Customer Lists and Covenants Not to
   Compete                              $4,152,840      $  945,519      $4,152,840       $759,591
Other Intangibles                          517,631         181,308         513,604        171,954
                                        ----------      ----------      ----------       --------
Total                                   $4,670,471      $1,126,827      $4,666,444       $931,545
                                        ==========      ==========      ==========       ========

     Amortization expense for the three month periods ending January 31, 2005 and January 31, 2004 was $195,282 and $73,455 respectively.

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

10.  SUBSEQUENT EVENT

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

     The new agreement would require the Company to be in compliance with certain financial covenants at the end of each fiscal quarter. The covenants would include senior fixed charge coverage of greater than 1.25 to 1, total fixed charge coverage of greater than 1 to 1, and senior debt to earnings before interest, taxes, depreciation, and amortization (EBITDA) of greater than 3.25 to 1.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto as filed in our Annual Report on Form 10-K/A for the year ended October 31, 2004 as well as the condensed consolidated financial statements and notes contained herein. As discussed in Note 2, the condensed consolidated financial statements have been restated. This discussion and analysis has been updated to include the effects of the restatement.

                           Forward-Looking Statements

When used in the Form 10-Q/A and in our future filings with the Securities and Exchange Commission, the words or phrases "will likely result," "we expect," "will continue," "is anticipated," "estimated," "project," "outlook," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. We caution readers not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Among these risks are water supply and reliance on commodity price fluctuations. We have no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

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

Income from Operations/Operating Expenses

Total operating expenses increased to $7,228,000 in the first three months of fiscal year 2005 from $6,005,000 in the comparable period in fiscal year 2004, an increase of $1,223,000, or 20%.

Selling, general and administrative (SG&A) expenses were $6,777,000 and $5,699,000 for the first quarters of fiscal years 2005 and 2004, respectively, an increase of $1,078,000, or 19%. Of total SG&A expenses, route distribution costs, primarily related to labor for commission-based sales, fuel, vehicle, and insurance costs, increased 15%. Total route distribution costs for the first quarter of fiscal year 2005 were $3,267,000 compared to $2,833,000 for the same quarter in fiscal year 2004. In addition, selling costs increased 17% as a result of increased sales staffing. Administration costs increased 23% primarily as a result of the costs of legal and consulting costs related to regulatory compliance.

Advertising expenses were $256,000 in the first quarter of fiscal year 2005 compared to $214,000 in the first quarter of fiscal year 2004, an increase of $42,000, or 20%. The increase in advertising costs is related to increased yellow page and other print advertising.

Amortization increased to $195,000 in the first quarter of fiscal year 2005 from $73,000 in the first quarter of fiscal year 2004. This increase is attributable to intangible assets that were acquired as part of several acquisitions in fiscal year 2004.

Other compensation of $19,000 for the three months ended January 31, 2004 related to directors fees paid in our common stock in lieu of cash.

Income from operations for the three months ended January 31, 2005 was $804,000 compared to $632,000 in the same period in 2004, an increase of $172,000, or 27%. The increase was a result of higher sales and gross margin.

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

Income from continuing operations before income taxes was $11,000 for the three months ended January 31, 2005 compared to a loss from continuing operations before income taxes of $388,000 in the corresponding period in fiscal year 2004, an improvement of $399,000. Tax expense for the first quarter of fiscal year 2005 was $4,000 compared to a tax benefit of $69,000 for the same period in fiscal year 2004 and was based on the expected effective tax rate of 41% for fiscal year 2005 and 18% for fiscal year 2004, respectively. The effective tax rate for the first quarter of fiscal year 2005 was calculated by estimating the federal tax liability, combined with the pertinent taxes in the states in which we operate, for the full fiscal year. The reason for the lower effective rate in the first quarter of fiscal year 2004 is that certain state taxes are not income based and require minimum payments so the full benefit was not accrued based on our annual effective tax rate and larger net loss for the quarter.

For the three months ended January 31, 2005, net income from continuing operations was $7,000 compared to a net loss of $319,000 for the corresponding period of 2004, an improvement of $326,000.

Discontinued Operations

The income from operations for discontinued retail segments for the three months ended January 31, 2004 was $107,000. The corresponding income tax expense of $45,000 was allocated at an effective tax rate of 42% based upon expected liability for federal and state taxes for fiscal year 2005 for the income generated by the discontinued operations. Consequently, income from discontinued operations for the first quarter of fiscal year 2004 was $62,000. The disposal of the retail segments was completed in the second quarter of fiscal year 2004. As a result, there is no effect from discontinued operations in fiscal year 2005.

Net Income

Net income of $7,000 for the three months ended January 31, 2005 was a result of the loss from operations. The loss was an improvement of $264,000 from a net loss of $257,000 in the corresponding period in fiscal year 2004 which included a loss from continuing operations and income from discontinued operations.

Trends

We feel the improvement in the results from continuing operations in the first quarter compared to the comparable period in fiscal year 2004 is reflective of changing business trends and that we will be profitable for fiscal year 2005. While growth for water and coffee products in some markets has remained relatively flat, we have seen encouraging growth trends in several markets. As mentioned above, pricing has been a key reason for improved financial performance. Prices have increased in all markets over the last year for all significant products and services. We continue to experience competition from retail outlets for coolers but the effect of that competition, though still reducing our base business, appears to be leveling off. We are also experiencing growth in customers that are purchasing our water services without renting a cooler. We believe that this trend will increase over the next year but may not offset a decline in cooler rentals.

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

                         Liquidity and Capital Resources

As of January 31, 2005 we had negative working capital of $19,000 compared to $350,000 as of October 31, 2004, a decrease of $369,000. The lower amount of working capital was primarily a result of our operating line of credit being due April 1, 2005. The outstanding amounts were $1.8 million on the operating line of credit and $5.3 million on the acquisition line as of January 31, 2005. We expect to use an additional $500,000 for seasonal cash needs from the operating line of credit before it is due.

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

In addition to our senior and subordinated debt commitments, we have significant future cash commitments, primarily in the form of operating leases that are not reported on the balance sheet. The following table sets forth our contractual commitments as of January 31, 2005:

                           Interest on
  Fiscal                    Fixed Rate    Operating   Coffee Purchase
   Year          Debt          Debt        Leases     Commitments (1)      Total
----------   -----------   -----------   ----------   ---------------   -----------
2005         $ 5,532,000   $ 2,858,000   $1,644,000       $487,000      $10,521,000
2006           4,627,000     3,160,000    2,020,000        162,000        9,969,000
2007           5,081,000     3,031,000    1,709,000              0        9,821,000
2008          28,145,000     2,076,000    1,478,000              0       31,699,000
2009                   0             0    1,059,000              0        1,059,000
Thereafter             0             0      995,000              0          995,000
             -----------   -----------   ----------       --------      -----------
Total        $43,385,000   $11,125,000   $8,905,000       $649,000      $64,064,000
             ===========   ===========   ==========       ========      ===========

(1) Please refer to "Commodity Price Risks-- Coffee" on page 17 of this report for additional information on our coffee supply agreements.

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

ITEM 4. CONTROLS AND PROCEDURES

During the course of a review of our Annual Report on Form 10-K for the year ended October 31, 2004 filed on January 31, 2005 (our "Original Form 10-K"), the Staff of the Securities and Exchange Commission inquired about our accounting treatment of certain advertising costs, which include Yellow Pages advertising, as set forth in Note 2.h. of Notes to Consolidated Financial Statements in our Original Form 10-K. As explained in the Note, during the periods covered by the Form 10-K, we expensed Yellow Pages advertising over 12 months consistent with its expected period of future benefit, based on historical responses. The Staff requested that we explain how we met applicable accounting criteria in capitalizing Yellow Pages advertising. After a period of inquiry and analysis, communication with the Staff and discussion with our audit committee and our independent registered public accountants, management has concluded that our previous treatment of capitalizing Yellow Pages advertising costs is not in accordance with generally accepted accounting principles in the United States of America (GAAP) and that we must expense such advertising as incurred.

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

The Company filed Amendment No. 1 to its Annual Report on Form 10-K/A for the year ended October 31, 2004 on July 8, 2005, and filed its Quarterly Report on Form 10-Q for the quarter ended April 30, 2005 on that same date. For information about the restated financial statements in our Form 10-K/A, see Note 2 of the Company's consolidated financial statements appearing in our Annual Report on Form 10-K/A. The document you are reading is Amendment No. 1 to our quarterly report on Form 10-Q/A for the quarter ended January 31, 2005; information about the restated financial statements in this Form 10-Q/A appears in Note 2 of the Company's condensed consolidated financial statements contained herein.

Our independent registered public accountants advised management and the Company's audit committee that the incorrect accounting for Yellow Pages advertising described above constitutes a "reportable condition" under standards established by the American Institute of Certified Public Accountants. Reportable conditions are matters coming to an independent auditors' attention that, in their judgment, relate to significant deficiencies in the design or operation of internal control which could adversely affect an organization's ability to initiate, authorize, record, process or report external financial data consistent with the assertions of management in the financial statements.

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

Taking into account the matters noted above, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this quarterly report on Form 10-Q/A, were not effective. However, these officers believe that the reportable condition has now been corrected.

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

Dated: October 14, 2005

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