Form 10-K
period 2005-10-31
VERMONT PURE HOLDINGS LTD/DE
filed 2006-01-30
CIK 1123316

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                                  ANNUAL REPORT
                        PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 2005

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

                        Commission File Number 000-31797

                           VERMONT PURE HOLDINGS, LTD.
                 (Exact name of business issuer in its charter)

            DELAWARE                                     03-0366218
(State or other jurisdiction of            I.R.S. Employer Identification Number
 incorporation or organization)

                    1050 Buckingham St., Watertown, CT 06795
              (Address of principal executive offices and zip code)
                  Formerly: 45 Krupp Drive, Williston VT 05495

         Issuer's telephone number, including area code: (860) 945-0661

Securities registered pursuant to Section 12(g) of the Act: None

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, par value $.001 per share
            (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last sale price per share of common stock on April 30, 2005, the last day of the registrant's most recently completed second fiscal quarter, as reported on the American Stock Exchange, was $21,932,821.

The number of shares outstanding of the Issuer's Common Stock, $.001 par value, was 21,655,646 on January 17, 2006.

                       DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's definitive proxy statement, which is expected to be filed not later than 120 days after the registrant's fiscal year ended
      October 31, 2005, to be delivered in connection with the registrant's annual meeting of stockholders, are incorporated by reference to Part III into this Form 10-K.

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I

Item 1.  Business                                                           3
Item 1A. Risk Factors                                                      10
Item 1B. Unresolved Staff Comments                                         15
Item 2.  Properties                                                        15
Item 3.  Legal Proceedings                                                 16
Item 4.  Submission of Matters to a Vote of Security Holders               16

PART II

Item 5.  Market for the Registrant's Common Equity, Related
         Stockholder Matters and Issuer Purchases of Equity Securities     17
Item 6.  Selected Financial Data                                           18
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         18
Item 7A. Quantitative and Qualitative Disclosures About Market Risk        29
Item 8.  Financial Statements and Supplementary Data                       30
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                          30
Item 9A. Controls and Procedures                                           30
Item 9B. Other Information                                                 30

PART III

Item 10. Directors and Executive Officers of the Registrant                31
Item 11. Executive Compensation                                            31
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                   31
Item 13. Certain Relationships and Related Transactions                    31
Item 14. Principal Accountant Fees and Services                            31

ITEM IV

Item 15. Exhibits and Financial Statement Schedules                        32
         Signatures

In this annual report on Form 10-K, "Vermont Pure," the "Company," "we," "us" and "our" refer to Vermont Pure Holdings, Ltd. and its subsidiary, taken as a whole, unless the context otherwise requires.

This Annual Report on Form 10-K contains references to trade names, label design, trademarks and registered marks of Vermont Pure Holdings, Ltd. and its subsidiary and other companies, as indicated. Unless otherwise provided in this Annual Report on Form 10-K, trademarks identified by (R) are registered trademarks or trademarks, respectively, of Vermont Pure Holdings, Ltd. or its subsidiary. All other trademarks are the properties of their respective owners.

Except for historical facts, the statements in this annual report are forward-looking statements. Forward-looking statements are merely our current predictions of future events. These statements are inherently uncertain, and actual events could differ materially from our predictions. Important factors that could cause actual events to vary from our predictions include those discussed in this annual report under the heading "Risk Factors." We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described in this annual report and in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

                                     PART I

ITEM 1. BUSINESS.

INTRODUCTION AND INDUSTRY TRENDS

Vermont Pure Holdings, Ltd. is engaged in the production, marketing and distribution of bottled water and the distribution of coffee, ancillary products, and other office refreshment products. Through February 2004, when we divested the retail segments of our business, our products were sold predominantly in the Northeast, as well as in the Mid-Atlantic and Mid-Western United States. Since March 2004, we have operated exclusively as a Home and Office delivery business, using our own trucks for distribution throughout New England, New York, and New Jersey. All of our water products are still (non-sparkling) waters.

We believe that consumers perceive bottled water to be a healthy and refreshing beverage alternative to beer, liquor, wine, soft drinks, coffee and tea and sales of bottled water will continue to grow as consumers focus on health and fitness, alcohol moderation and the avoidance of both caffeine and sodium. Bottled water has become a mainstream beverage as the centerpiece of many consumers' healthy living lifestyles. In addition, we believe that the development and continued growth of the bottled water industry reflects growing public awareness of the potential contamination and unreliability of municipal water supplies.

In recent years, the bottled water industry has experienced periods of significant consolidation and aggressive price competition. Large multi-national companies such as Nestle, Groupe Danone and Suntory Water Group have been active acquirers of small and medium sized regional bottled water companies. In 2003, Danone and Suntory pooled their respective United States assets in the industry into a joint venture to create the largest Home and Office water delivery company in the country. In 2005, this joint venture was sold to a private equity firm. In general, the primary drivers of this consolidation are the incremental growth realized by acquiring the target company's customer base, and synergies resulting from integrating existing operations. Moreover, the entrance of major soft drink bottlers, notably Coca-Cola (with Dasani) and Pepsi Cola (with Aquafina), into the bottling and distribution segment of the industry has had a major impact on the bottled water industry.

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

By 1996, we began to pursue a strategy of diversifying our product offerings. Most notably, we began to utilize an acquisition strategy in 1996 to minimize our reliance on the retail consumer side of the business and to increase growth in other categories. Prior to 1996, our retail business represented 90% of our total sales revenues. By way of contrast, in 2003, our last full year in the retail business, our Home and Office delivery category represented 65% of our total sales. Additional benefits of increasing the Home and Office channel have included higher gross margins and reduced seasonality of our sales.

In October 2000, we merged with the Crystal Rock Spring Water Company, Inc. of Watertown, Connecticut. Crystal Rock had historically focused its manufacturing resources on the still, non-carbonated segment of the bottled water industry. Although its primary business had been the marketing and distribution of the Crystal Rock(R) brand of purified and mineralized drinking water to the Home and Office delivery markets, it also distributed coffee, other refreshment type products, and vending services in Connecticut, New York and Massachusetts. We continued our acquisition strategy in fiscal 2002 and 2003 with smaller acquisitions in our established Home and Office markets.

We closed acquisitions in fiscal year 2004 with $5 million in annual sales in our core market areas. The activity for the year culminated at the end of the year with the acquisition of Mayer Brothers Home and Office division in Buffalo, NY, making us the largest distributor in that market. Previously in the year, we had acquired Mayer Brothers smaller Rochester operations. These acquisitions solidified our presence in the western New York region.

In 2004, we sold the retail segments (which we traditionally have referred to separately as "PET" and "Gallon") of our business, while retaining our Home and Office distribution business. The segments sold included our retail consumer business under our own brands, as well as the private label business that we packed for others. The sale included the springs, manufacturing facility, inventory, and the related machinery and equipment located in Randolph Center, Vermont. We retained the Vermont Pure(R) trademark and continue to distribute water under that brand throughout our Home and Office distribution area, while licensing it to the buyer, for a period of 30 years, for use in the bottling and distribution of retail products. The buyer acquired our Hidden Spring(R) trademark and licenses it back to us for Home and Office distribution. We relocated our five-gallon Home and Office bottling operations from Randolph to White River Junction, Vermont, and source our spring water from a Vermont location under an existing water supply agreement. Also in conjunction with the sale, we relocated our corporate headquarters to our Williston, Vermont facility. Subsequently, we moved our headquarters to Watertown, CT where most of our administrative operations are now located.

Although we are proud of the business and brands we built in the retail consumer market, the goal of the transaction was to enable us to concentrate on our higher margin, and more profitable, Home and Office business, which distributes the Crystal Rock(R) brand of water, as well as our Vermont Pure(R) water, coffee and other products. It is the culmination of a strategy that we began pursuing in 1996, when we originally diversified into the Home and Office segment. Over time, the retail segments became unprofitable, as margins had been squeezed by intense competition in this segment of the market. Management's decision to concentrate the business in the Home and Office market has been driven by, among other things, attractive margins and good cash flows from equipment rentals, as well as by the advantages of product diversification.

OTHER SIGNIFICANT PRODUCT LINES

Coffee, a product that is counter seasonal to water, is the second leading product in the distribution channel, now accounting for 18% of our total sales in fiscal year 2005. We generally buy coffee under contracts that set prices for up to eighteen months, in order to maintain price and supply stability. Please refer to "Commodity Price Risks -- Coffee" on page 29 of this report for additional information on our coffee supply agreements. Because coffee is a commodity, we cannot ensure that future supplies and pricing will not be subject to volatility in the world commodity markets. Any interruption in supply or dramatic increase in pricing may have an adverse effect on our business.

The increase in coffee sales in 2004 and 2005 has been driven by the market growth of single serve coffee products. This development has revolutionized the marketplace and, while we expect the growth of these products to continue, innovation and changes in distribution will play a significant role in the profitability of the products.

WATER SOURCES, TREATMENT, AND BOTTLING OPERATIONS

Water from the local municipalities is the primary raw source for the Crystal Rock(R) brand. The raw water is purified through a number of processes beginning with filtration. Utilizing carbon and ion exchange filtration systems, we remove chlorine and other volatile compounds and dissolved solids. After the filtration process, impurities are removed by reverse osmosis and/or distillation. We ozonate our purified water (by injecting ozone into the water as an agent to prohibit the formation of bacteria) prior to storage. Prior to bottling, we add pharmaceutical grade minerals to the water, including calcium and potassium, for taste. The water is again ozonated and bottled in a fully enclosed clean room with a high efficiency particulate air, or HEPA, filtering system designed to prevent any airborne contaminants from entering the bottling area, in order to create a sanitary filling environment.

If for any reason this municipal source for Crystal Rock(R) water were curtailed or eliminated, we could, though probably at greater expense, purchase water from other sources and have it shipped to our manufacturing facilities.

In conjunction with our acquisition of their Home and Office distribution assets, we entered into a contract with Mayer Brothers of Buffalo, New York to bottle our Crystal Rock(R) brand in that market.

The primary source of our natural spring water is a spring owned by a third party in Stockbridge, Vermont that is subject to a water supply contract. We also obtain water, under similar agreements with third parties, from springs in Bennington and Tinmouth, Vermont. All of the springs we use are approved by the State of Vermont as sources for natural spring water.

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

An interruption or contamination of any of our spring sites would materially affect our business. We believe that we could find adequate supplies of bulk spring water from other sources, but that we might suffer inventory shortages or inefficiencies, such as increased purchase or transportation costs, in obtaining such supplies.

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

PRODUCTS

We sell our three major brands in three and five gallon bottles to homes and offices throughout New England, New York, and New Jersey. In general, Crystal Rock(R) is distributed in southern New England and upstate and western New York, while Vermont Pure(R) and Hidden Spring(R) are distributed throughout New England. We rent water coolers to customers to dispense bottled water. Our coolers are available in various consumer preferences such as cold, or hot and cold, dispensing units. In conjunction with our Home and Office accounts, we also distribute a variety of coffee, tea and other hot beverage products and related supplies, as well as other consumable products used around the office. We offer vending services in some locations. We rent multi-burner and sell single serve coffee machines to customers. In addition, we supply whole beans and coffee grinders for fresh ground coffee and cappuccino machines to restaurants. We are the exclusive office coffee distributor of Baronet Coffee in New England, New York and New Jersey. In addition to Baronet Coffee, we sell other national brands, most notably, Green Mountain Coffee Roasters.

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

We use outside distributors in areas where we currently do not distribute our products. Distributor sales represented less than 2% of total revenue in fiscal year 2005.

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

We rely on trucking to receive raw materials and transport and deliver our finished products. Consequently, the price of fuel significantly impacts the cost of our products. We purchase our own fuel for our Home and Office delivery and use third parties for transportation of raw materials and finished goods between our warehouses. While volume purchases can help control erratic fuel pricing, market conditions ultimately determine the price. In 2005 we experienced substantial increases in fuel prices as a result of international events and natural disasters. Continued increases in fuel prices would likely affect our profitability if we are not able to adjust our pricing accordingly without losing sales volume.

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

SEASONALITY

Our business is seasonal. The period from June to September, when we have our highest water sales, represents the peak period for sales and revenues due to increased consumption of cold beverages during the summer months in our core Northeastern United States market. Conversely coffee, which represented 18% of our sales in 2005, has a peak sales period from November to March.

COMPETITION

We believe that bottled water historically has been a regional business in the United States. However, the Home and Office market includes several large regional brands such as Poland Spring, Deer Park, Belmont Springs and Culligan that are all owned by larger companies with national or multinational distribution. Additionally, we compete with smaller, locally-owned, regional bottlers such as Monadnock in the Boston area and Leisure Time in the Hudson Valley of New York.

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

Competition from non-traditional sources is changing the marketplace. The two most notable examples are water filtration as a substitute for purchasing water and cheaper coolers from offshore sources, making customer purchasing a more viable alternative to leasing. We are reacting to these changes by integrating this type of equipment into our business. If we are not able to successfully integrate them into our business, our sales and profits could decrease.

There has also a been a trend developing in the marketplace for consumers to own their own water coolers, thereby foregoing rental charges on the unit. If this trend continues, it could have a negative impact on our sales as a result of the reduced rental income.

As discussed above, coffee is another significant component of our overall sales. The growth of this product line has been driven by single serve packages. Since these packages are relatively new, distribution channels are not yet fully developed. Increased competition for sales most likely will develop from other food and beverage distributors, retailers, and the internet. In addition, machines to brew these packages are different from traditional machines and packages ideally need to be brewed in machines that accommodate the specific package. It is conceivable that the popularity of a certain machine or brand may dictate what products are successful in the marketplace. Consequently, our success, both from a sales and profitability perspective, may be affected by our access to distribution rights for certain products and machines and our decisions concerning which equipment to invest in.

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

We are subject to the food labeling regulations required by the Nutritional Labeling and Education Act of 1990. We believe we are in compliance with these regulations.

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

EMPLOYEES

As of January 17, 2006, we had 328 full-time employees and 30 part-time employees. None of the employees belong to a labor union. We believe that our relations with our employees are good.

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

ITEM 1A RISK FACTORS

We operate in a competitive business environment that is influenced by conditions that are both controllable and beyond our control. These conditions include, but are not limited to, the regional economy, monetary policy, and the political and regulatory environment. The following summarizes important risks and uncertainties that may materially affect our business in the future.

OVER A PERIOD OF YEARS, WE HAVE BORROWED SUBSTANTIAL AMOUNTS OF MONEY TO FINANCE ACQUISITIONS. IF WE ARE UNABLE TO MEET OUR DEBT SERVICE OBLIGATIONS TO OUR SENIOR AND SUBORDINATED LENDERS, WE WOULD BE IN DEFAULT UNDER THOSE OBLIGATIONS, AND THAT COULD HURT OUR BUSINESS OR EVEN RESULT IN FORECLOSURE, REORGANIZATION OR BANKRUPTCY.

The underlying loans are secured by substantially all of our assets. If we do not repay our indebtedness in a timely fashion, our secured creditors could declare a default and foreclose upon our assets, which would likely result in harmful disruption to our business, the sale of assets for less than their fully realizable value, and possible bankruptcy. We must generate enough cash flow to service this indebtedness until maturity.

Fluctuations in interest rates could significantly increase our expenses. We will have significant interest expense for the foreseeable future, which in turn may increase or decrease due to interest rate fluctuations. To partially mitigate this risk, we have established fixed interest rates on approximately 75% of our outstanding debt.

As a result of our large amount of debt, we may be perceived by banks and other lenders to be highly leveraged and close to our borrowing ceiling. Until we repay some of our debt, our ability to access additional capital may be limited. In turn, that may limit our ability to finance transactions and to grow our business. In addition, our senior credit agreement limits our ability to incur incremental debt without our lender's permission.

Our senior credit agreement contains numerous covenants and restrictions that affect how we conduct our business.

THE BAKER FAMILY CURRENTLY OWNS A MAJORITY OF OUR VOTING STOCK AND CONTROLS THE COMPANY. SUCH CONTROL AFFECTS OUR CORPORATE GOVERNANCE, AND COULD ALSO HAVE THE EFFECT OF DELAYING OR PREVENTING A CHANGE OF CONTROL OF THE COMPANY.

The Baker family group, consisting of the four current directors Henry Baker (Chairman Emeritus), Peter Baker (CEO), John Baker (Executive Vice President) and Ross Rapaport (Chairman), as trustee, together own a majority of our common stock. Accordingly, these stockholders, acting together, can exert a controlling influence over the outcome of matters requiring stockholder approval, such as the election of directors, amendments to our certificate of incorporation, mergers and various other matters. The concentration of ownership could also have the effect of delaying or preventing a change of control of the company.

As permitted under the corporate governance rules of the American Stock Exchange
(AMEX), we have, at the direction of the Baker family group, elected "controlled company" status under those rules. A controlled company is exempted from these AMEX corporate governance rules: (1) the requirement that a listed company have a majority of independent directors, (2) the requirement that nominations to the company's board of directors be either selected or recommended by a nominating committee consisting solely of independent directors, and (3) the requirement that officers' compensation be either determined or recommended by a compensation committee consisting solely of independent directors. We do not currently utilize exemption (3) as we have a compensation committee consisting solely of three independent directors.

OUR SUCCESS DEPENDS ON THE CONTINUED SERVICES OF KEY PERSONNEL.

Our continued success will depend in large part upon the expertise of our senior management. Peter Baker, our Chief Executive Officer and President, John Baker, our Executive Vice President, and Bruce MacDonald, our Chief Financial Officer, Treasurer and Secretary, have entered into employment agreements with Vermont Pure Holdings, Ltd. These "at will" employment agreements do not prevent these employees from resigning. The departure or loss of any of these executives individually could have an adverse effect on our business and operations.

THE PERSONAL INTERESTS OF OUR DIRECTORS AND OFFICERS CREATE A CONFLICT.

As mentioned above, the Baker family group owns a majority of our common stock. In addition, in connection with the acquisition of Crystal Rock Spring Water Company in 2000, we issued members of the Baker family group (including Joan Baker, the wife of Henry Baker) 12% subordinated promissory notes secured by all of our assets. The current balance on these notes is approximately $14,000,000. We also lease important facilities in Watertown and Stamford, Connecticut from Baker family interests. These interests of the Baker family create various conflicts of interest.

THE MARKET FOR BOTTLED WATER IS SUBJECT TO RAPID MARKET CHANGE, INTRODUCTION OF COMPETING PRODUCTS, AND CHANGING INDUSTRY STANDARDS.

We operate in highly competitive markets. The principal methods of competition in the markets in which we compete are distribution capabilities, brand recognition, quality, reputation, and price. We have a significant number of competitors, some of which have far greater resources than us. Among our principal competitors are the Nestle Waters North America, large regional brands owned by private groups, and local competitors in the markets that we serve. Price reductions and the introduction of new products by our competitors can adversely affect our revenues, gross margins, and profits.

In addition, the industry has been affected by the increasing availability of water coolers in discount retail outlets. This has negatively impacted our rental revenue stream in recent years as more customers choose to purchase coolers rather than rent them. The reduction of rental revenue has been somewhat offset by the increase in coolers that we sell but not to the extent that rentals have declined. We do not expect retail sales to replace rentals completely because we believe that the purchase option does not provide the quality and service that many customers want. However, third party retail cooler sales may continue to negatively impact our rental revenues in the future.

THE BOTTLED WATER INDUSTRY IS REGULATED AT BOTH THE STATE AND FEDERAL LEVEL. IF WE ARE UNABLE TO CONTINUE TO COMPLY WITH APPLICABLE REGULATIONS AND STANDARDS IN ANY JURISDICTION, WE MIGHT NOT BE ABLE TO SELL OUR PRODUCTS IN THAT JURISDICTION, AND OUR BUSINESS COULD BE SERIOUSLY HARMED.

The Federal Food and Drug Administration regulates bottled water as a food. Our bottled water must meet FDA requirements of safety for human consumption, labeling, processing and distribution under sanitary conditions and production in accordance with FDA "good manufacturing practices." In addition, all drinking water must meet Environmental Protection Agency standards established under the Safe Drinking Water Act for mineral and chemical concentration and drinking water quality and treatment, which are enforced by the FDA. We also must meet state regulations in a variety of areas. These regulations set standards for approved water sources and the information that must be provided and the basis on which any therapeutic claims for water may be made. We have received approval for our drinking water in Connecticut, Massachusetts, New Hampshire, New Jersey, New York, Rhode Island and Vermont. However, we can give no assurance that we will receive such approvals in the future.

WE DEPEND UPON MAINTAINING THE INTEGRITY OF OUR WATER RESOURCES AND MANUFACTURING PROCESS. IF OUR WATER SOURCES OR BOTTLING PROCESSES WERE CONTAMINATED FOR ANY REASON, OUR BUSINESS WOULD BE SERIOUSLY HARMED.

Our ability to retain customers and the goodwill associated with our brands is dependent upon our ability to maintain the integrity of our water resources and to guard against defects in, or tampering with, our manufacturing process. The loss of integrity in our water resources or manufacturing process could lead to product recalls and/or customer illnesses that could significantly reduce our goodwill, market share and revenues. Because we rely upon natural spring sites for sourcing some of our water supply, acts of God, such as earthquakes, could alter the geologic formation of the spring sites, constricting water flow.

In addition, we do not own any of our water sources. Although we feel the long term rights to our spring and municipal sources are well secured, any dispute over these rights that resulted in prolonged disruption in supply could cause an increase in cost of our product or shortages that would not allow us to meet the market demand for our product.

FLUCTUATIONS IN THE COST OF ESSENTIAL RAW MATERIALS AND COMMODITIES, INCLUDING FUEL COSTS, FOR THE MANUFACTURE AND DELIVERY OF OUR PRODUCTS COULD SIGNIFICANTLY IMPACT OUR BUSINESS.

We rely upon the raw material of polycarbonate, a commodity that is subject to fluctuations in price and supply, for manufacturing our bottles. Bottle manufacture also uses petroleum-based products. Increases in the cost of petroleum will likely have an impact on our bottle costs.

Our transportation costs increase as the price of fuel rises. Because trucks are used extensively in the delivery of our products, the rising cost of fuel has impacted and can be expected to continue to impact the profitability of our operations unless we are able to pass along those costs to our customers. Further, limitations on the supply or availability of fuel could inhibit our ability to get raw materials and distribute our products, which in turn could have an adverse affect on our business.

A significant portion of our sales, 18% in fiscal year 2005, is derived from coffee. The supply and price of coffee may be limited by climate, by international political and economic conditions, and by access to transportation, combined with consumer demand. An increase in the price of coffee could result in a reduction in our profitability. If our ability to purchase coffee were impaired by a market shortage, our sales might decrease, which would also result in a reduction of profitability.

WE HAVE A LIMITED AMOUNT OF BOTTLING CAPACITY. SIGNIFICANT INTERRUPTIONS ON OUR BOTTLING FACILITIES COULD ADVERSELY AFFECT OUR BUSINESS.

We own three bottling facilities, and also contract with a third party, to bottle our water. If any of these facilities were incapacitated for an extended period of time, we would likely have to relocate production to an alternative facility. The relocation and additional transportation could increase the cost of our products or result in product shortages that would reduce sales. Higher costs and lower sales would reduce profitability.

WE RELY UPON A SINGLE SOFTWARE VENDOR THAT SUPPLIES THE SOFTWARE FOR OUR ROUTE ACCOUNTING SYSTEM.

Our route accounting system is essential to our overall administrative function and success. An extended interruption in servicing the system could result in the inability to access information. Limited or no access to this information would likely inhibit the distribution of our products and the availability of management information, and could even affect our compliance with public reporting requirements. Our supplier is Computer Design Systems, or CDS, of which we own approximately 24%. CDS has a limited number of staff that has proprietary information pertaining to the operation of the software. Changes in personnel might result in disruption of service. Any of these consequences could have a material adverse impact on our operations and financial condition.

OUR CUSTOMER BASE IS LOCATED IN NEW ENGLAND, NEW YORK AND NEW JERSEY. IF THERE WERE TO BE A MATERIAL DECLINE IN THE ECONOMY IN THESE REGIONS, OUR BUSINESS WOULD BE LIKELY BE ADVERSELY AFFECTED.

Essentially all of our sales are derived from New England, New York and New Jersey. A significant negative change in the economy of any of these regions, changes in consumer spending in these regions, or the entry of new competitors into these regional markets, among other factors, could result in a decrease in our sales and, as a result, reduced profitability.

OUR BUSINESS IS SEASONAL, WHICH MAY CAUSE FLUCTUATIONS IN OUR STOCK PRICE.

The period from June to September represents the peak period for sales and revenues due to increased consumption of beverages during the summer months in our core Northeastern United States markets. Warmer weather in our geographic markets tends to increase sales, and cooler weather tends to decrease sales. To the extent that our quarterly results are affected by these patterns, our stock price may fluctuate to reflect them.

ACQUISITIONS MAY DISRUPT OUR OPERATIONS OR ADVERSELY AFFECT OUR RESULTS

We regularly evaluate opportunities to acquire other businesses. The expenses we incur evaluating and pursuing acquisitions could have a material adverse effect on our results of operations. If we acquire a business, we may be unable to manage it profitably or successfully integrate its operations with our own. Moreover, we may be unable to realize the financial, operational, and other benefits we anticipate from these acquisitions. Competition for future acquisition opportunities in our markets could increase the price we pay for businesses we acquire and could reduce the number of potential acquisition targets. Further, acquisitions may involve a number of special financial and business risks, such as:

     - charges related to any potential acquisition from which we may withdraw;

     -    diversion of our management's time, attention, and resources;

     -    decreased utilization during the integration process;

     -    loss of key acquired personnel;

     - increased costs to improve or coordinate managerial, operational, financial, and administrative systems including compliance with the Sarbanes-Oxley Act of 2002;

     - dilutive issuances of equity securities, including convertible debt securities;

     -    the assumption of legal liabilities;

     -    amortization of acquired intangible assets;

     -    potential write-offs related to the impairment of goodwill;

     -    difficulties in integrating diverse corporate cultures; and

     -    additional conflicts of interests.

WE ARE REQUIRED TO BE IN COMPLIANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT AS OF OUR FISCAL YEAR ENDING OCTOBER 31, 2007. UNDER CURRENT REGULATIONS, THE FINANCIAL COST OF COMPLIANCE WITH SECTION 404 IS SIGNIFICANT. FAILURE TO ACHIEVE AND MAINTAIN EFFECTIVE INTERNAL CONTROL IN ACCORDANCE WITH SECTION 404 COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND OUR STOCK PRICE.

We are in the process of implementing the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires management to assess the effectiveness of our internal controls over financial reporting and include an assertion in our annual report as to the effectiveness of its controls. The cost to comply with this law will affect our net income adversely during the compliance period. In addition, management's effort and cost are no assurance that our independent auditors will attest to the effectiveness of our internal controls in its report required by the law. If that is the case, the resulting report from our auditors may have a negative impact on our stock price.

ITEM 1B. UNRESOLVED STAFF COMMENTS

     None.

ITEM 2. PROPERTIES.

As part of our Home and Office delivery operations, we have entered into or assumed various lease agreements for properties used as distribution points and office space. The following table summarizes these arrangements:

Location                   Lease expiration   Sq. Ft.   Annual Rent
--------                   ----------------   -------   -----------
Williston, VT              June 2009           10,000     $ 69,556
Waltham, MA                December 2008       11,760     $108,780
Bow, NH                    June 2010            9,600     $ 48,360
Rochester, NY              January 2007        15,000     $ 89,400
Buffalo, NY                Month-to-month      10,000     $ 60,000
Syracuse, NY               December 2010       10,000     $ 38,070
Halfmoon, NY               October 2011        22,500     $165,825
Plattsburgh, NY            May 2010             5,000     $ 24,000
Watertown, CT              October 2010        67,000     $360,000
Stamford, CT               October 2010        22,000     $216,000
White River Junction, VT   June 2009           12,000     $ 69,100
Waterbury, CT              June 2007            5,000     $ 24,200
Groton, CT                 October 2009         7,500     $ 56,375

All locations are used primarily for warehousing and distribution and have limited office space for location managers and support staff. The exception is the Watertown, CT location that has a substantial amount of office space for sales, accounting, information systems, customer service, and general administrative staff.

In conjunction with the Crystal Rock merger, we entered into ten-year lease agreements to lease the buildings that are utilized for operations in Watertown and Stamford, Connecticut. The landlord for the buildings is a trust with which Henry, John, and Peter Baker, and Ross Rapaport are affiliated. We believe that the rent charged under these leases approximate fair market rental value.

We expect that these facilities will meet our needs for the next several years. For the lease that is currently under a month to month arrangement, we plan to negotiate a renewal or enter into a lease at another facility that better meets our needs on a long term basis.

ITEM 3. LEGAL PROCEEDINGS.

Please refer to Item 3, "Legal Proceedings," in our Annual Report on Form 10-K/A for the fiscal year ended October 31, 2004 for a description of our August 2003 lawsuit in federal district court in Massachusetts against Nestle Waters North America, Inc. and its parent company, Nestle S.A. That description is incorporated by this reference. In March 2004, we voluntarily dismissed our case against Nestle S.A. Since January 31, 2005, the date of last year's disclosure, Nestle has made a number of motions on which the Court has yet to rule. The case continues to proceed in its discovery phase.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders during the quarter ended October 31, 2005.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our Common Stock is traded on the American Stock Exchange, or AMEX, under the symbol VPS. The table below indicates the range of the high and low daily closing prices per share of Common Stock as reported by AMEX.

Fiscal Year Ended October 31, 2005

                  High    Low
                 -----   -----
First Quarter    $2.53   $1.71
Second Quarter   $2.86   $1.80
Third Quarter    $2.16   $1.68
Fourth Quarter   $2.26   $1.71

Fiscal Year Ended October 31, 2004

First Quarter    $3.45   $3.00
Second Quarter   $3.50   $2.75
Third Quarter    $3.10   $2.05
Fourth Quarter   $2.24   $1.79

The last reported sale price of our Common Stock on AMEX on January 17, 2006 was $1.82 per share.

As of that date, we had 443 record owners and believe that there were approximately 3,200 beneficial holders of our Common Stock.

No dividends have been declared or paid to date on our Common Stock. Our senior credit agreement prohibits us from paying dividends without the prior consent of the lender. It is unlikely that we will pay dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

The following table sets forth additional information as of October 31, 2005, about shares of our Common Stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements that were not required to be and were not submitted to our stockholders for approval.

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
-------------                   --------------------------   -------------------------   -------------------------
Equity compensation plans
   approved by security holders        (1) 2,470,490                   $2.99                       61,197

Equity compensation plans not
   approved by security holders          (2) 156,000                   $2.50                           -0-
                                       -------------                   -----                       ------
Total                                      2,626,490                   $2.96                       61,697
                                       =============                   =====                       ======

(1) Includes options to purchase 1,479,200 shares of our common stock issued to the former chief executive officer and several directors. These options expired in December 2005 in connection with the resignation of such officer and directors from our company.

(2) Represents options to purchase 156,000 shares of our common stock issued to several former directors. These options expired in December 2005 in connection with the resignation of such directors from our company.

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

                                                                       Fiscal Years Ended
                                              -------------------------------------------------------------------
                                              October 31,   October 31,   October 31,   October 31,   October 30,
(000's except per share)                          2005          2004          2003          2002          2001
                                              -----------   -----------   -----------   -----------   -----------
Net sales                                       $ 59,835      $ 52,473      $ 49,854      $ 49,068      $ 47,551
Income from continuing operations               $    871      $    500      $    941      $  2,079      $    775
Income per share from continuing operations     $    .04      $    .02      $    .04      $    .09      $    .04
Total assets                                    $102,889      $103,781      $111,123      $109,143      $106,138
Long term debt, less current portion            $ 37,975      $ 37,854      $ 48,274      $ 46,540      $ 47,851

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

     -    Business Overview - a brief description of fiscal year 2005.

     - Results of Operations -- an analysis of our consolidated results of operations for the three years presented in our consolidated financial statements.

     - Liquidity and Capital Resources -- an analysis of cash flows, sources and uses of cash, and contractual obligations and a discussion of factors affecting our future cash flow.

     - Critical Accounting Policies -- a discussion of accounting policies that require critical judgments and estimates. Our significant accounting policies, including the critical accounting policies discussed in this section, are summarized in the notes to the accompanying consolidated financial statements.

BUSINESS OVERVIEW

The improvement in our operating results in fiscal year 2005 was indicative of the sales growth that we experienced from higher pricing and volume increases which also resulted in increased gross profit. The increase in gross profit was eroded by higher selling, general, and administrative costs and other costs. The increase in operating costs was driven by market prices for fuel and insurance as well as administrative costs for regulatory compliance, corporate reorganization, refinancing, and severance. In addition, we incurred costs related to the settlement of legal suits. Much of the increase in administrative costs, specifically corporate reorganization, refinancing, severance, and legal settlements, we do not expect to incur in future years.

RESULTS OF OPERATIONS

Fiscal Year Ended October 31, 2005 Compared to Fiscal Year Ended October 31,
2004

Sales

Sales for fiscal year 2005 were $59,835,000 compared to $52,473,000 for 2004, an increase of $7,362,000 or 14%. Sales attributable to acquisitions in fiscal year 2005 were $3,731,000. Net of the acquisitions, sales increased 7%.

The comparative breakdown of sales is as follows:

Product Line                    2005           2004        Difference    % Diff.
------------                ------------   ------------   ------------   -------
                            (in 000's $)   (in 000's $)   (in 000's $)
Water                          $28,869        $25,043        $3,826        15%
Coffee and Other Products       21,629         18,524         3,105        17%
Equipment Rental                 9,337          8,906           431         5%
                               -------        -------        ------       ---
Total                          $59,835        $52,473        $7,362        14%
                               =======        =======        ======       ===

Water - The increase in water sales was primarily attributable to acquisitions. Net of acquisitions, water sales increased 6%. The increase, net of acquisition, was evenly split between the effect of price and volume. The increase in price was attributable to general increases in list prices. Increases in volume were a result of an increase in demand in our core markets which, in part, was favorably impacted by substantially warmer weather than a year ago. Sales to distributors, which account for about 4% of water sales, were up 15%.

Coffee and Other Products - Sales of coffee and other products increased 4% from sales volume related to acquisitions. Net of acquisitions, sales in this category increased 13%. The increase in sales was attributable to increased volume of all products in this category but primarily to the growth of single serve coffee, which grew 43% to $5,045,000 in fiscal year 2005 compared to $3,532,000 in fiscal year 2004. The margin on single serve coffee products is lower than that for traditional products. Other revenue increases were generated by increased sales of coolers and single serve brewers and fees charged to customers to offset increased fuel costs. These represented a total revenue increase of $426,000. We expect cooler sales to grow at a similar rate next year as customers choose to purchase coolers rather than rent them.

Equipment Rental - Equipment rental revenue was up in fiscal year 2005 compared to fiscal year 2004 as a result of more cooler placements and additional coffee machine rentals from the sale of single serve coffee. Net of acquisitions, equipment rental revenue was down 2% for the year compared to last year. Total equipment rental and water cooler placements in the fiscal year 2005, net of acquisitions, were down 1% compared to fiscal year 2004 as a result of sales competition in the retail market. We expect water cooler rental placements to stay level or decrease slightly in the coming year as customers purchase their own coolers. Average rental price was down 1%. Brewer rentals increased slightly as a result of demand for single serve units.

Gross Profit/Cost of Goods Sold

Gross profit increased $5,296,000, or 18% in fiscal year 2005 compared to 2004, to $34,992,000 from $29,696,000. As a percentage of sales, gross profit increased to 59% of sales from 57% for the respective period. The increase in gross profit, in dollars and as a percentage of sales, was attributable to higher pricing and lower cost of goods sold. Lower costs were primarily a result of bottling efficiencies in our plants. In addition, production and transportation costs decreased as a result of our outsourced water bottling in western New York, which commenced in November 2004 in conjunction with our acquisition of Mayer Brothers in Buffalo, NY.

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

Income from Operations/Operating Expenses

Income from operations increased to $5,221,000 in 2005 from $4,505,000 in 2004, an increase of $716,000, or 16%. The increase was attributable to higher sales and gross profit that more than offset higher operating costs.

Total operating expenses increased to $29,771,000 for the year, up from $25,191,000 the prior year, an increase of $4,580,000, or 18%. Selling, general and administrative (SG&A) expenses were $27,791,000 in fiscal year 2005 and $23,748,000 in 2004, an increase of $4,043,000, or 17%. Of total SG&A expenses, route sales costs, significantly influenced by labor, fuel, vehicle, and insurance costs, increased 14%, or $1,584,000 to $13,182,000 in fiscal year 2005 from $11,598,000 in fiscal year 2004, primarily related to labor for commission-based sales from increased product volume, fuel due to market prices, vehicle lease and repair costs, and insurance costs due to market rates and loss experience. Included in SG&A expenses, total direct distribution related costs increased to $12,563,000 in fiscal year 2005 from $10,940,000 in fiscal year 2004. In addition, selling costs increased 14%, or $345,000 to $2,849,000 in fiscal year 2005 from $2,504,000 in fiscal year 2004, as a result of a increase in sales staffing. Administrative costs increased 22%, or $2,113,000 to $11,760,000 in fiscal year 2005 from $9,646,000 in fiscal year 2004, as a result of legal, accounting, and consulting costs attributed to regulatory compliance, corporate reorganization, bank refinancing, and severance costs.

Advertising expenses were $1,194,000 in fiscal year 2005 compared to $1,034,000 in 2004, an increase of $160,000, or 15%. The increase in advertising costs is primarily related to television and print advertising campaigns run during the year.

Amortization increased to $787,000 in fiscal year 2005 from $409,000 in 2004. This increase is attributable to intangible assets that were acquired as part of several acquisitions in fiscal year 2004.

Other Income and Expense, Income Taxes, and Income from Continuing Operations

Interest expense was $3,365,000 for fiscal year 2005 compared to $3,507,000 for fiscal year 2004, a decrease of $142,000. Lower interest costs were primarily a result of reduced amounts of senior and subordinated debt. Lower loan balances, and conversion of $3,600,000 of subordinated debt to senior debt, were partially offset by higher market interest rates and fixing new senior debt at a higher rate than market rates at the time.

In fiscal year 2005, we incurred $250,000 related to the settlement of legal matters with former employees. These expenses comprise most of the $261,000 of total miscellaneous expense in 2005. In 2004, we recognized an impairment charge related to our investment in a software provider as we determined it was likely that the investment was not recoverable. The amount of the charge was $153,000. We expect to continue to receive reliable products and service from the provider.

Income from continuing operations before income tax expense was $1,610,000 in fiscal year 2005 compared to $855,000 in fiscal year 2004. The tax expense for fiscal year 2005 was $740,000 compared to $355,000 for fiscal year 2004 and was based on an effective tax rate of 46% in 2005 and 41% in 2004. The increase in the tax rate is a result of a shift in earnings in states with higher effective rates and permanent differences primarily, non-deductible meals and entertainment and other items. Our total effective tax rate is a combination of federal and state rates for the states in which we operate.

Income from continuing operations was $871,000 in 2005, $371,000 more than income from continuing operations of $500,000 in 2004.

Discontinued Operations

There were no discontinued operations in 2005. The loss from operations for discontinued retail segments in fiscal year 2004 was $79,000. This related to the four months of operations of those segments. The gain on the sale of assets of the discontinued operations was $353,000. The corresponding tax expense of loss from discontinued operations combined with the gain on the sale of $114,000 was calculated at 42%.

Net Income

Net income of $871,000 in fiscal year 2005 was derived from continuing operations and exceeded fiscal year 2004 by $211,000. Net income of $660,000 in fiscal year 2004 was attributable to income from continuing operations and loss from discontinued operations combined with a gain on the sale of a portion of the retail business.

Based on the weighted average number of shares of Common Stock outstanding of 21,620,000 (basic) and 21,626,000 (diluted) during 2005, net income was $.04 per share - basic and diluted. All earnings per share were derived from continuing operations. Based on the weighted average number of shares of common stock outstanding of 21,497,000 (basic) and 21,575,000 (diluted) during 2004, net income was $.03 per share - basic and diluted. Of the $.03 earnings per share, $.02 was attributable to continuing operations while $.01 was from discontinued operations, basic and diluted. Fiscal year 2005 earnings per share exceeded those for 2004 by $.01 per share, in total, and $.02 per share for continuing operations.

The fair value of our swaps increased $107,000 during the year, resulting in an unrealized gain of $65,000, net of taxes for the fiscal year ended October 31, 2005. The increase during the year has been recognized as an adjustment to net income to arrive at comprehensive income as defined by the applicable accounting standards. Further, it has been recorded as a current asset and an increase in accumulated other comprehensive income on our consolidated balance sheet.

Fiscal Year Ended October 31, 2004 Compared to Fiscal Year Ended October 31,
2003

Sales

Sales for fiscal year 2004 were $52,473,000 compared to $49,854,000 for 2003, an increase of $2,619,000, or 5%. Sales attributable to acquisitions in fiscal year 2004 were $3,022,000. Net of the acquisitions, sales decreased 1%.

The comparative breakdown of sales is as follows:

Product Line                    2004           2003        Difference    % Diff.
------------                ------------   ------------   ------------   -------
                            (in 000's $)   (in 000's $)   (in 000's $)
Water                          $25,043        $24,030        $1,013         4%
Coffee and Other Products       18,524         17,284         1,240         7%
Equipment Rental                 8,906          8,540           366         4%
                               -------        -------        ------        ---
Total                          $52,473        $49,854        $2,619         5%
                               =======        =======        ======        ===


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

Coffee and Other Products - The acquisition of a large office coffee distributor during the second half of fiscal year 2003 and in the last quarter of fiscal year 2004 accounted for 6% of the increase in sales. Net of acquisitions, the category increased 1%. Sales of Keurig single-serve coffee packages more than offset a decrease in conventional coffee sales to account for the growth. However, the margin on single serve distribution is lower than traditional coffee products. In addition, a non-recurring favorable adjustment in 2003 related to deposits for bottles not returned resulted in a 2% decrease in sales for this category.

Equipment Rental - Growth from acquisitions resulted in a 5% increase in cooler rental placements. Average rental price was down 1%. Brewer rentals increased slightly as a result of demand for single serve units. Net of acquisitions, rental income was down 1%.

Gross Profit/Cost of Goods Sold

Gross profit increased $642,000, or 2% in fiscal year 2004 compared to 2003 to $29,696,000 from $29,054,000. The increase in gross profit was attributable to higher sales. As a percentage of sales, gross profit decreased to 57% of sales from 58% for the respective period. The decrease in gross profit, as a percentage of sales, was attributable to higher costs of sales and a higher percentage of sales of non-water related products. The increase in cost of sales is attributable to higher costs of production as a result of higher costs of materials for bottles and labor, and higher service costs as a result of lower sales volume per customer.

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

Total operating expenses increased to $25,191,000 for the year, up from $23,248,000 the prior year, an increase of $1,943,000, or 8%. Selling, general and administrative (SG&A) expenses were $23,748,000 in fiscal year 2004 and $22,229,000 in 2003, an increase of $1,519,000, or 7%. Of total SG&A expenses, route distribution costs, significantly influenced by labor, fuel, vehicle, and insurance costs, increased 11%. Included in SG&A expenses, total distribution related costs increased to $10,940,000 in fiscal year 2004 from $9,821,000 in fiscal year 2003. In addition, selling costs decreased 8% as a result of vacancies in our sales staffing and administration costs increased 5% as a result of the costs of serving more customers and increasing regulatory requirements.

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

Other Income and Expense, Income Taxes, and Income from Continuing Operations

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

Income from continuing operations before income tax expense was $855,000 in fiscal year 2004 compared to income from continuing operations before taxes of $1,536,000 in 2003. The tax expense for fiscal year 2004 was $355,000 compared to tax expense of $595,000 in 2003 and was based on an effective tax rate of 41% in 2004 and 39% in 2003. The increase in the tax rate is a result of a shift in earnings to states with higher effective rates and federal permanent differences. Our total effective tax rate is a combination of federal and state rates for the states in which we operate.

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

The fair value of our swaps increased $139,000 during the year ended October 31, 2004, resulting in an unrealized gain of $103,000, net of taxes. This increase has been recognized as an adjustment to net income to arrive at comprehensive income as defined by the applicable accounting standards. Further, it has been recorded as a current asset and an increase in accumulated other comprehensive income on our consolidated balance sheet.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2005, we had working capital of $3,372,000 compared to $350,000 as of October 31, 2004, an increase of $3,022,000. The increase in working capital was primarily the result of refinancing our senior debt facility in 2005, an increase in cash and receivables generated from operations, and reclassification of a note receivable from a long term to a current asset based on its date of maturity. These were partially offset by the decrease in current portion of the deferred tax asset.

On April 6, 2005, we refinanced our senior credit facility with Bank of America. Webster Bank is a participant in the new loan. The new facility refinanced $28 million of existing senior debt in the form of a seven year term loan, provides a revolving credit facility of $6 million for working capital and letters of credit for a term of three years, and makes available up to $7.5 million to be used for acquisitions for a period of three years. The term loan may also provide funds for future principal payment of our subordinated debt if certain financial covenants are met after the first two years of the loan.

With the $28 million of term debt, we repaid our borrowings under our former senior credit facility with Webster Bank, including $17.5 million under the old term loan and $5.4 million under the old acquisition line of credit as well as $3.6 million of our subordinated debt. The balance of the new term loan as well as $2 million of the new line of credit was used to pay a balance of $3.5 million on the old revolving line of credit with Webster Bank. At October 31, 2005, we had no outstanding balance on our line of credit with Bank of America. There was $1.4 million of letters of credit outstanding, leaving $4.6 million of availability. As of October 31, 2005, there were outstanding balances of $26,500,000 on the term loan and $600,000 on the acquisition line.

The term loan amortizes over seven years and the new acquisition debt amortizes as a term loan for five years after the first three years. During the first three years of the acquisition debt, interest only is paid on a monthly basis for amounts outstanding. Interest on the term loan is tied to our performance based on the 30-day LIBOR plus a 250 basis point margin, while the acquisition and revolving lines have a 225 basis point margin over the 30-day LIBOR. For the respective loans, the margin may vary from 125 to 225 basis points and 150 to 250 basis points based on the level of senior debt to earnings before interest, taxes, depreciation, and amortization (EBITDA). The applicable margins as of October 31, 2005 was 2.50% for the term note and 2.25% for the acquisition line, resulting in total variable interest rates of 6.59% and 6.34%, respectively, as of that date. The facility is secured by substantially all of the Company's assets.

As a result of our refinancing, less of our debt has been classed as a current liability. At the end of fiscal 2004, the outstanding amount of our operating line of credit was $1,500,000 which was, along with $200,000 of the acquisition line of credit, classified as current debt. As of October 31, 2005, this had been paid down in full with funds from the new term loan as well as cash from operations. In addition, the payment schedule of the new term loan reduced the payments over the next 12 months.

Our credit facility requires that we be in compliance with certain financial covenants at the end of each fiscal quarter. The covenants include senior fixed charge coverage of greater than 1.25 to 1, total fixed charge coverage of greater than 1 to 1, and senior debt to EBITDA of greater than 3 to 1. As of October 31, 2005, we were in compliance with all of the financial covenants of our new credit facility and we expect to be in compliance in the foreseeable future.

As of October 31, 2005, we had two separate interest rate swap agreements outstanding. We had $10 million of debt fixed at 2.74% plus the current margin of 2.5% in an agreement with Webster Bank that expires in June 2006. On May 3, 2005, we entered into an additional interest rate swap agreement with Bank of America in conjunction with our new senior financing. The credit agreement requires that we fix 75% of the interest rate of the term debt for the life of the loan. The swap with Bank of America fixes the interest rate at 4.66%, plus the applicable margin, 2.50% as of October 31, 2005, and amortizes concurrently with the loan principal to fix the interest rate with respect to 75% of the outstanding principal. The swaps constituting 75% of fixed rate principal include our existing swap. For a further explanation of our fixed debt instruments, see Item 7A.

As of October 31, 2005, we had $1,390,000 committed to letters of credit secured by our operating line of credit.

In fiscal year 2005, we reduced our deferred tax asset by $738,000 to reflect usage of federal net operating loss carryforwards and other deferred tax assets. This reflects our utilization of our deferred tax assets to offset taxes that would have been payable in cash for the period. We have increased the current portion and decreased the long-term portion of the deferred tax asset to reflect current estimates of future utilization. There is a total deferred tax asset of $1,451,000 as of October 31, 2005.

During fiscal year 2005, we used cash for capital expenditures, acquisitions, and repayment of debt. Cash used for capital expenditures of $3,126,000 was used for the purchase of bottling equipment, and coolers, brewers, bottles, and racks related to Home and Office distribution.

In addition to our senior and subordinated debt commitments, we have significant future cash commitments, primarily in the form of operating leases that are not reported on the balance sheet. The following table sets forth our contractual commitments as of October 31, 2005:

                                                     PAYMENT DUE BY PERIOD
                              -------------------------------------------------------------------
                                            LESS THAN 1                               MORE THAN 5
CONTRACTUAL OBLIGATIONS          TOTAL         YEAR        1-3 YEARS     3-5 YEARS       YEARS
-----------------------       -----------   -----------   -----------   -----------   -----------
Debt (1)                      $41,242,000    $3,268,000   $ 7,374,000   $ 9,056,000   $21,544,000
Interest on Debt (1)           18,938,000     3,550,000     6,363,000     5,175,000     3,850,000
Operating Leases                8,615,000     2,289,000     3,915,000     2,262,000       149,000
Coffee Purchase Commitments       719,000       616,000       103,000            --            --
                              -----------    ----------   -----------   -----------   -----------
Total                         $69,514,000    $9,723,000   $17,755,000   $16,493,000   $25,543,000
                              ===========    ==========   ===========   ===========   ===========

(1) Interest based on 75% of outstanding senior debt at the hedged interest rate discussed above, 25% of outstanding senior debt at a variable rate of 5.95%, and subordinated debt at a rate of 12%.

     As of the date of Form 10-K, we have no other material contractual obligations or commitments.

     Factors Affecting Future Cash Flow

In 2005, we generated sufficient cash to fund operations, capital expenditures, scheduled loan payments and pay down the operating line of credit with the bank. We anticipate that we will continue to be profitable and generate cash for these and other purposes. If we continue to generate cash in excess of these activities we will explore opportunities to best use it. We will continue to evaluate potential acquisitions in our existing core market areas and may borrow more money to finance such transactions if we close them. However, we have a large amount of debt and would like to pay down debt if we do not find acquisitions that are accretive. If the business does not perform to our expectations we would have to borrow from our line of credit to fund some expenditures and our debt level would not decrease as much as anticipated or may increase.

Moreover, interest rates have been increasing and we continue to be exposed to market rates. We expect capital spending of $3,126,000 in fiscal year 2005 to remain relatively unchanged in 2006.

Inflation has had no material impact on our performance.

CRITICAL ACCOUNTING POLICIES

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

If goodwill is not impaired, it would remain as an asset on our balance sheet at the value acquired. If it is impaired, we would be required to write down the asset to an amount that accurately reflects its carrying value. We have had an independent valuation of the Company performed as of October 31, 2005. By comparing the fair value to the carrying value of the Company, we have determined that goodwill is not impaired. In providing the valuation, the independent valuation firm has relied, in part, on projections of future cash flows of the assets that we provided. If these projections change in the future, there may be a material impact on the valuation of the Company, which may result in an impairment of goodwill.

Deferred Tax Asset

We have recognized a deferred tax asset on our balance sheet to reflect cumulative current benefit of future tax loss carryforwards and other deferred income taxes. We expect this asset to be realized over the next two years and therefore have not provided a valuation allowance related to this asset. We have relied on our estimated financial results for future years. If we have overestimated earnings in future years, we may have, in turn, overestimated the deferred tax asset and may have to provide a valuation allowance, decreasing net income. Conversely, it may take us longer than two years to realize the value of the asset.

Stock Based Compensation

In following the accounting treatment prescribed by APB Opinion No. 25, we have recognized no compensation expense for our stock option awards because the exercise price of our stock options equals the market price of the underlying stock on the date of option grant. If our compensation committee chose to award options at lower than market prices, we would be required to recognize compensation expense. There are currently no plans to issue options at prices lower than the market value. The compensation committee has issued restricted shares of our stock and recorded compensation expense as a result of the issuance.

We provide pro forma disclosure in the footnotes to our financial statements to enable the reader to assess the impact on the financial statements if we had used the fair value method using SFAS 123. In doing so, we make certain assumptions related to interest rates and the volatility of its stock price. The accuracy of these assumptions affects the eventual outcome of the amount of stock based compensation reported in the footnote.

We estimate a risk free rate of return based on current (at the time of option issuance) U. S. Treasury bonds and calculates the volatility of its stock price over the past twelve months from the option issuance date. The fluctuations in the volatility assumption used in the calculation over the years reported is a direct result of the increases and decrease in the stock price over that time. All other factors being equal, a 10% increase in the volatility percentage results in approximately a 12% increase in the fair value of the options, net of tax.

SFAS 123(R) will be effective for us starting with its fiscal year ending October 31, 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) which provides additional guidance regarding the pronouncement. We are currently assessing the impact that SFAS 123(R) will have on our results of operations and financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISKS

At October 31, 2005, we had approximately $7,225,000 of long-term debt subject to variable interest rates. Under the credit agreement with Bank of America, we pay interest at a rate of LIBOR plus a margin of 2.50%, or 6.59% at October 31, 2005. A hypothetical 100 basis point increase in the LIBOR rate would result in an additional $72,000 of interest expense on an annualized basis. Conversely, a decrease would result in a proportionate interest cost savings.

We have fixed the interest rate on $10 million of debt at 5.24% with a swap agreement until June 2006 and an amount amortizing with our term note equal to 75% of the principal at 7.16%. On May 3, 2005, the Company entered into an interest rate hedge ("swap") agreement in conjunction with its new senior financing. The new credit agreement requires that the Company fix the interest rate on its term debt for the life of the loan. The swap fixes the interest rate at 4.66%, plus the applicable margin, 2.50% at October 31, 2005, and amortizes concurrently with the loan principal to fix the interest rate with respect to 75% of the outstanding principal. The swap arrangement constituting 75% of fixed rate principal include the $10 million swap until June 2006. When that swap matures in June 2006 the balance of the aforementioned swap will increase to hedge 75% of the term loan on an amortizing basis. As of October 31, 2005, the total notional amount committed to swap agreements was $19.9 million.

As of October 31, 2005, these were rates favorable to the market. We will continue to evaluate swap rates as the market dictates. They serve to stabilize our cash flow and expense but ultimately may cost more or less in interest than if we had carried all of our debt at a variable rate over the swap term. To date we have fixed rates as required by our credit agreement with the bank. Future low rates may compel us to fix a higher portion to further stabilize cash flow and expenses as we monitor short and long term rates and debt balances.

COMMODITY PRICE RISKS

Coffee

The cost of our coffee purchases are dictated by commodity prices. As of October 31, 2005, we purchased green coffee on the spot market and fixed price contracts with our vendors. We enter into contracts to mitigate market fluctuation of these costs by fixing the price for certain periods. As of October 31, 2005, we had fixed the price of our anticipated supply through December 2006 at a "green" price of $.98 -$1.07 per pound. We are not insulated from price fluctuations beyond that date. At our existing sales levels, an increase in pricing of $.10 per pound would increase our total cost for coffee $75,000 annually. In this case, competitors that had fixed pricing might have a competitive advantage.

Diesel Fuel

We own and operate vehicles to deliver product to customers. The cost of fuel to operate these vehicles fluctuates over time. During fiscal year 2005, fuel prices increased significantly. We estimate that a $0.10 increase per gallon in fuel cost would result in an increase to operating costs of approximately $60,000 on an annual basis. In aggregate, we have spent approximately an additional $402,000 on fuel as a result of higher prices in fiscal year 2005 compared to 2004. We have offset some of this cost by adjusting our price to our customers on a monthly basis while fuel prices are higher.

ITEM 8. FINANCIAL STATEMENTS

Our Consolidated Financial statements and their footnotes are set forth on pages F-1 through F-24.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer and our Chief Financial Officer, and other members of our senior management team have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were adequate and effective to provide reasonable assurance that information required to be disclosed by us, including our consolidated subsidiary, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the fourth quarter of fiscal 2005, there were no changes in our internal control over financial reporting that materially affected or are reasonably likely to materially affect internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference from the Proxy Statement for our Annual Meeting of Stockholders scheduled to be held April 26, 2006.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference from the Proxy Statement for our Annual Meeting of Stockholders scheduled to be held April 26, 2006.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information required by this Item is incorporated by reference from the Proxy Statement for our Annual Meeting of Stockholders scheduled to be held April 26, 2006.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item is incorporated by reference from the Proxy Statement for our Annual Meeting of Stockholders scheduled to be held April 26, 2006.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference from the Proxy Statement for our Annual Meeting of Stockholders scheduled to be held April 26, 2006.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) The following documents are filed as part of this report:

     Financial Statements

          Reference is made to the Financial Statements included in Item 8 of
          Part II hereof.

     Schedules

          None

b) Exhibits:

                                                          FILED WITH           INCORPORATED BY REFERENCE
EXHIBIT                                                    THIS FORM   ----------------------------------------
  NO.                      DESCRIPTION                       10-K      FORM       FILING DATE       EXHIBIT NO.
-------   ---------------------------------------------   ----------   ----   ------------------   ------------
  3.1     Certificate of Incorporation                                  S-4    September 6, 2000   Exhibit B to
                                                                                                    Appendix A
  3.2     Certificate of Amendment to Certificate of                    8-K    October 19, 2000         4.2
          Incorporation
  3.3     By-laws                                                      10-Q   September 14, 2001        3.3
  4.1     Registration Rights Agreement with Peter                      8-K    October 19, 2000         4.6
          K. Baker, Henry E. Baker, John B. Baker
          and Ross Rapaport
 10.1*    1993 Performance Equity Plan                                  S-8     August 25, 1995        10.1
 10.2*    1998 Incentive and Non-Statutory Stock                        14A     March 10, 2003            A
          Option Plan, as amended
 10.3*    1999 Employee Stock Purchase Plan                             14A     March 15, 1999            A
 10.4*    2004 Stock Incentive Plan                                     14A      March 9, 2004            B
 10.5*    Instrument of Amendment dated September                       8-K   September 28, 2005       10.1
          22, 2005 amending the 1999 Employee Stock
          Purchase Plan
 10.6*    Employment Agreement dated January 1, 2005                   10-K    January 31, 2005        10.4
          with Timothy G. Fallon
 10.7*    Employment Agreement dated January 1, 2005                   10-K    January 31, 2005        10.6
          with Peter K. Baker
 10.8*    Employment Agreement dated March 24, 2005                    10-Q      July 8, 2005          10.7
          with Bruce S. MacDonald
 10.9*    Employment Agreement dated January 1, 2005                   10-K    January 31, 2005        10.7
          with John B. Baker
10.10*    Employment Agreement dated January 1, 2005                    8-K      June 29, 2005         10.1
          with Henry E. Baker
10.11*    Severance Agreement dated December 5, 2005
          with Timothy Fallon                                  X
10.12     Lease of Grounds in Stamford, Connecticut                     S-4    September 6, 2000      10.24
          from Henry E. Baker
10.13     Lease of Buildings and Grounds in Watertown,                  S-4    September 6, 2000      10.22

          Connecticut from the Baker's
          Grandchildren Trust
10.14     Lease of Building in Stamford, Connecticut                    S-4    September 6, 2000      10.23
          from Henry E. Baker
10.15     Credit Agreement dated April 5, 2005 with                    10-Q      July 8, 2005          10.1
          Bank of America and Webster Bank
10.16     Form of Term Note dated April 5, 2005                        10-Q      July 8, 2005          10.2
          issued to Bank of America and Webster Bank
10.17     Form of Subordination and Pledge Agreement                   10-Q      July 8, 2005          10.3
          dated April 5, 2005 between Henry E.
          Baker, Joan Baker, John B. Baker, Peter K.
          Baker and Bank of America
10.18     Form of Second Amended and Restated                          10-Q      July 8, 2005          10.4
          Promissory Note dated April 5, 2005 issued
          to Henry E. Baker, Joan Baker, John B.
          Baker and Peter K. Baker
10.19     Form of Acquisition Note dated April 5,                      10-Q      July 8, 2005          10.5
          2005 issued to Bank of America and Webster
          Bank
10.20     Form of Revolving Credit Note dated April                    10-Q      July 8, 2005          10.6
          5, 2005 issued to Bank of America and
          Webster Bank
10.21     Form of Indemnification Agreement dated
          November 2, 2005 with each of Henry E.
          Baker, John B. Baker, Peter K. Baker,
          Phillip Davidowitz, Martin A. Dytrych,
          David Jurasek, John M. Lapides, Bruce S.
          MacDonald and Ross S. Rapaport                       X
10.22     Form of Indemnification Agreement dated
          November 2, 2005 with each of John M.
          Lapides and Martin A. Dytrych                        X
10.23     Purchase and Sale Agreement dated March 1,                   10-Q     March 16, 2004         10.27
          2004 with MicroPack Corporation
10.24     Trademark License Agreement dated March 1,                   10-Q     March 16, 2004         10.28
          2004 with MicroPack Corporation
10.25     Supply and License Agreement dated March                     10-Q     March 16, 2004         10.29
          1, 2004 with MicroPack Corporation
 22.1     Subsidiary                                           X
 23.1     Consent of Deloitte & Touche LLP                     X
 31.1     Certification of Chief Executive Officer
          pursuant to Section 302 of the
          Sarbanes-Oxley Act of 2002                           X
 31.2     Certification of Chief Financial Officer
          pursuant to Section 302 of the
          Sarbanes-Oxley Act of 2002                           X
 32.1     Certification of Chief Executive Officer
          pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002                           X
 32.2     Certification of Chief Financial Officer
          pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002                           X

*    Management contract or compensatory plan.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Vermont Pure Holdings, Ltd. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        VERMONT PURE HOLDINGS, LTD.


                                        By: /s/ Peter K. Baker
                                            ----------------------------------
Dated: January 30, 2006                     Peter K. Baker, Chief Executive
                                            Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                    Title                                         Date
----                                    -----                                         ----


/s/ Ross S. Rapaport                    Chairman of the Board of Directors      January 30, 2006
-------------------------------------
Ross S. Rapaport


/s/ Henry E. Baker                      Director, Chairman Emeritis             January 30, 2006
-------------------------------------
Henry E. Baker


/s/ John B. Baker                       Executive Vice President and Director   January 30, 2006
-------------------------------------
John B. Baker


/s/ Peter K. Baker                      Chief Executive Officer and Director    January 30, 2006
-------------------------------------
Peter K. Baker


/s/ Phillip Davidowitz                  Director                                January 30, 2006
-------------------------------------
Phillip Davidowitz


/s/ Martin A. Dytrych                   Director                                January 30, 2006
-------------------------------------
Martin A. Dytrych


/s/ John M. Lapides                     Director                                January 30, 2006
-------------------------------------
John M. Lapides


/s/ Bruce S. MacDonald                  Chief Financial Officer and Chief       January 30, 2006
-------------------------------------   Accounting Officer and Secretary
Bruce S. MacDonald

                     EXHIBITS TO VERMONT PURE HOLDINGS, LTD.
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2005
                             EXHIBITS FILED HEREWITH

Exhibit
Number    Description
-------   -----------
10.11     Severance Agreement dated December 5, 2005 with Timothy Fallon

10.21**   Form of Amendment of Indemnification Agreements, dated
          November 2, 2005, between the Company and the following Directors and
          Officers:

          Henry E. Baker
          John B. Baker
          Peter K. Baker
          Phillip Davidowitz
          David Jurasek
          Bruce S. Macdonald
          Ross S. Rapaport

10.22** Form of Indemnification Agreements, dated November 2, 2005, between the Company and John M. Lapides and Martin A. Dytrych

 22.1     Subsidiary

 23.1     Consent of Deloitte & Touche LLP

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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         PAGE
                                                                      ----------
Report of the Independent Registered Public Accounting Firm                  F-1

Financial Statements:

   Consolidated Balance Sheets,
   October 31, 2005 and 2004                                                 F-2

   Consolidated Statements of Operations,
   Fiscal Years Ended October 31, 2005, 2004, and 2003                       F-3

   Consolidated Statements of Stockholders' Equity
   and Comprehensive Income
   Fiscal Years Ended October 31, 2005, 2004, and 2003                       F-4

   Consolidated Statements of Cash Flows,
   Fiscal Years Ended October 31, 2005, 2004, and 2003                       F-5

   Notes to Consolidated Financial Statements                         F-6 - F-24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Vermont Pure Holdings, Ltd.
Watertown, Connecticut

We have audited the accompanying consolidated balance sheets of Vermont Pure Holdings, Ltd. and subsidiary (the "Company") as of October 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income and cash flows for each of the three years in the period ended October 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Vermont Pure Holdings, Ltd. and subsidiary as of October 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
January 26, 2006

                   VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                    October 31,    October 31,
                                                                       2005           2004
                                                                   ------------   ------------
                             ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                       $  1,895,810   $    783,445
   Accounts receivable - net of reserve of $289,837 and $303,304      7,249,801      7,065,530
      for 2005 and 2004, respectively
   Inventories                                                        1,133,315      1,069,834
   Current portion of deferred tax asset                                796,662      1,439,446
   Other current assets                                               1,699,370      1,379,104
   Unrealized gain on derivatives                                       168,582        103,100
                                                                   ------------   ------------
      TOTAL CURRENT ASSETS                                           12,943,540     11,840,459
                                                                   ------------   ------------
PROPERTY AND EQUIPMENT - net of accumulated depreciation             10,890,376     12,147,200
                                                                   ------------   ------------

OTHER ASSETS:
   Goodwill                                                          74,755,851     74,772,591
   Other intangible assets - net of accumulated amortization          3,569,818      3,734,899
   Deferred tax asset                                                   654,729        749,713
   Other assets                                                          75,000        536,000
                                                                   ------------   ------------
      TOTAL OTHER ASSETS                                             79,055,398     79,793,203
                                                                   ------------   ------------
TOTAL ASSETS                                                       $102,889,314   $103,780,862
                                                                   ============   ============

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long term debt                               $  3,266,750   $  6,140,635
   Accounts payable                                                   2,582,105      2,828,789
   Accrued expenses                                                   2,990,129      2,318,486
   Current portion of customer deposits                                 732,835        202,244
                                                                   ------------   ------------
      TOTAL CURRENT LIABILITIES                                       9,571,819     11,490,154
                                                                   ------------   ------------
   Long term debt, less current portion                              37,975,000     37,853,696
   Customer deposits                                                  2,933,732      3,168,483
                                                                   ------------   ------------
      TOTAL LIABILITIES                                              50,480,551     52,512,333
                                                                   ------------   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock - $.001 par value, 50,000,000 authorized shares,
      21,744,817 issued and 21,673,267 outstanding shares as of
      October 31, 2005 and 21,569,711 issued and 21,498,161
      outstanding as of October 31, 2004                                 21,744         21,569
   Additional paid in capital                                        58,207,645     57,869,411
   Treasury stock, at cost, 71,550 shares as of October 31, 2005
      and October 31, 2004                                             (264,735)      (264,735)
   Unearned compensation                                               (134,250)            --
   Accumulated deficit                                               (5,590,223)    (6,460,816)
   Accumulated other comprehensive income                               168,582        103,100
                                                                   ------------   ------------
      TOTAL STOCKHOLDERS' EQUITY                                     52,408,763     51,268,529
                                                                   ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $102,889,314   $103,780,862
                                                                   ============   ============

      See the accompanying notes to the consolidated financial statements.

                   VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Fiscal Year Ended October 31
                                                        ---------------------------------------
                                                            2005          2004          2003
                                                        -----------   -----------   -----------
NET SALES                                               $59,834,575   $52,473,401   $49,854,313
COST OF GOODS SOLD                                       24,842,247    22,777,542    20,799,833
                                                        -----------   -----------   -----------
GROSS PROFIT                                             34,992,328    29,695,859    29,054,480
                                                        -----------   -----------   -----------
OPERATING EXPENSES:
   Selling, general and administrative expenses          27,790,539    23,748,088    22,229,135
   Advertising expenses                                   1,193,905     1,033,601       832,443
   Amortization                                             787,043       409,380       186,060
                                                        -----------   -----------   -----------
TOTAL OPERATING EXPENSES                                 29,771,487    25,191,069    23,247,638
                                                        -----------   -----------   -----------
INCOME FROM OPERATIONS                                    5,220,841     4,504,790     5,806,842
                                                        -----------   -----------   -----------
OTHER EXPENSE:
   Interest                                              (3,364,902)   (3,506,769)   (4,268,958)
   Miscellaneous expense                                   (245,580)     (143,189)       (1,523)
                                                        -----------   -----------   -----------
TOTAL OTHER EXPENSE                                      (3,610,482)   (3,649,958)   (4,270,481)
                                                        -----------   -----------   -----------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES     1,610,359       854,832     1,536,361
INCOME TAX EXPENSE                                          739,766       354,708       594,974
                                                        -----------   -----------   -----------
INCOME FROM CONTINUING OPERATIONS                           870,593       500,124       941,387

DISCONTINUED OPERATIONS:
   (Loss) income from discontinued operations                    --       (78,555)      637,044
   Gain on disposal of segments of business                      --       352,535            --
   Income tax expense from discontinued operations               --      (113,759)     (246,022)
                                                        -----------   -----------   -----------
INCOME FROM DISCONTINUED OPERATIONS                              --       160,221       391,022
                                                        -----------   -----------   -----------
NET INCOME                                              $   870,593   $   660,345   $ 1,332,409
                                                        ===========   ===========   ===========
NET INCOME PER SHARE - BASIC:
   Continuing Operations                                $      0.04          0.02   $      0.04
   Discontinued Operations                                       --          0.01          0.02
                                                        -----------   -----------   -----------
NET INCOME                                              $      0.04   $      0.03   $      0.06
                                                        ===========   ===========   ===========
NET INCOME PER SHARE - DILUTED:
   Continuing Operations                                $      0.04          0.02   $      0.04
   Discontinued Operations                                       --          0.01          0.02
                                                        ===========   ===========   ===========
NET INCOME                                              $      0.04   $      0.03   $      0.06
                                                        ===========   ===========   ===========
WEIGHTED AVERAGE SHARES USED IN COMPUTATION - BASIC      21,619,863    21,497,251    21,282,294
                                                        ===========   ===========   ===========
WEIGHTED AVERAGE SHARES USED IN COMPUTATION - DILUTED    21,625,683    21,574,515    21,764,698
                                                        ===========   ===========   ===========

      See the accompanying notes to the consolidated financial statements.

                   VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME


                                                              Additional
                                    Common        Stock         Paid in        Unearned      Treasury
                                    Shares      Par Value       Capital      Compensation     Shares
                                  ----------   -----------   ------------   -------------   ----------
Balance, October 31, 2002         21,235,927     $21,236      $57,023,093                         --

Stock compensation                     9,285           9           38,988
Exercise of stock options            125,000         125          281,124
Treasury stock purchase              (71,550)                                                 71,550
Shares purchased under employee
   stock plan                         60,775          61          191,864
Net income
Unrealized gain on derivatives
                                  ----------     -------      -----------                     ------
Balance, October 31, 2003         21,359,437      21,431       57,535,069                     71,550

Stock compensation                     7,484           7           56,350
Exercise of stock options             33,200          33           82,967
Restricted stock grants               26,000          26           57,174
Shares purchased under employee
   stock plan                         72,040          72          179,777
Officer share purchases                                             5,741
Deferred compensation                                             (47,667)
Net income
Unrealized gain on derivatives
                                  ----------     -------      -----------                     ------
Balance, October 31, 2004         21,498,161      21,569       57,869,411                     71,550

Shares purchased under employee
   stock plan                         97,047          97          150,646
Restricted stock grants               75,000          76          134,174     $(134,250)
Stock compensation                     3,059           2            5,747
Deferred compensation                                              47,667
Net income
Unrealized gain on derivatives
                                  ----------     -------      -----------     ----------      ------
Balance, October 31, 2005         21,673,267     $21,744      $58,207,645     $(134,250)      71,550
                                  ==========     =======      ===========     ==========      ======

                                                             Accumulated
                                                                Other
                                    Stock     Accumulated   Comprehensive                 Comprehensive
                                    Amount      Deficit     Gain (Loss)        Total          Income
                                  ---------   -----------   -------------   -----------   -------------
Balance, October 31, 2002         $      --   $(8,453,570)    $(842,898)    $47,747,861

Stock compensation                                                               38,997
Exercise of stock options                                                       281,249
Treasury stock purchase           $(264,735)                                   (264,735)
Shares purchased under employee
   stock plan                                                                   191,925
Net income                                      1,332,409                     1,332,409     $1,332,409
Unrealized gain on derivatives                                  807,394         807,394        807,394
                                  ---------   -----------     ---------     -----------     ----------
Balance, October 31, 2003          (264,735)   (7,121,161)      (35,504)     50,135,100     $2,139,803
                                                                                            ==========

Stock compensation                                                               56,357
Exercise of stock options                                                        83,000
Restricted stock grants                                                          57,200
Shares purchased under employee
   stock plan                                                                   179,849
Officer share purchases                                                           5,741
Deferred compensation                                                           (47,667)
Net income                                        660,345                       660,345     $  660,345
Unrealized gain on derivatives                                  138,604         138,604        138,604
                                  ---------   -----------     ---------     -----------     ----------
Balance, October 31, 2004          (264,735)   (6,460,816)      103,100      51,268,529     $  798,949
                                                                                            ==========

Shares purchased under employee
   stock plan                                                               $   150,743
Restricted stock grants                                                     $        --
Stock compensation                                                          $     5,749
Deferred compensation                                                       $    47,667
Net income                                    $   870,593                   $   870,593     $  870,593
Unrealized gain on derivatives                                $  65,482     $    65,482         65,482
                                  ---------   -----------     ---------     -----------     ----------
Balance, October 31, 2005         $(264,735)  $(5,590,223)    $ 168,582     $52,408,763     $  936,075
                                  =========   ===========     =========     ===========     ==========

      See the accompanying notes to the consolidated financial statements.

                   VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Fiscal Year Ended October 31,
                                                           -----------------------------------------
                                                               2005           2004          2003
                                                           ------------   ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                              $    870,593    $   660,345   $ 1,332,409
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation                                            4,802,387      5,091,470     5,074,159
      Provision for bad debts                                   316,667        366,844       598,142
      Amortization                                              787,043        409,380       186,060
      Non cash interest expense                                  31,862             --            --
      Deferred tax expense                                      737,768        150,283       575,776
      Gain (loss) on disposal of property and equipment         (15,067)        (9,649)       42,137
      Gain on the sale of segments of business                       --       (352,535)           --
      Non cash compensation                                      53,416         34,234        38,997
      Loss on investment in CDS                                      --        152,838            --
   Changes in assets and liabilities:
      Accounts receivable                                      (500,938)      (154,303)   (1,011,285)
      Inventories                                               (63,481)      (594,561)    1,102,285
      Other current assets                                     (203,693)        30,402      (529,008)
      Other assets                                              (39,000)      (136,027)      603,765
      Accounts payable                                         (246,683)       178,516       446,557
      Accrued expenses                                          671,643       (477,290)      (58,536)
      Customer deposits                                         295,840        235,867      (157,212)
                                                           ------------    -----------   -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                     7,498,357      5,585,814     8,244,246
                                                           ------------    -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property, plant and equipment              (3,126,397)    (3,231,338)   (4,171,835)
      Proceeds from the sale of segments of business -
         net of transaction costs                                    --      8,921,693            --
      Proceeds from sale of property plant and equipment         83,433        584,565       106,526
      Cash used for acquisitions - net of cash acquired        (414,440)    (4,448,477)   (3,953,692)
      Other investing activities                                     --             --      (116,236)
                                                           ------------    -----------   -----------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES          (3,457,404)     1,826,443    (8,135,237)
                                                           ------------    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from line of credit borrowings                 2,000,000      6,689,248     1,866,433
      Proceeds from debt                                     28,513,852             --     3,746,653
      Payments on line of credit                             (3,500,000)    (1,443,248)   (1,866,433)
      Principal payments on debt                            (29,908,183)   (13,313,723)   (3,545,984)
      Payments of debt issuance costs                          (185,000)            --            --
      Exercise of common stock options                               --         83,000       281,249
      Purchase of treasury stock                                     --             --      (264,735)
      Proceeds from sale of common stock                        150,743        185,590       191,925
                                                           ------------    -----------   -----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES          (2,928,588)    (7,799,133)      409,108
                                                           ------------    -----------   -----------
NET INCREASE (DECREASE) IN CASH                               1,112,365       (386,876)      518,117
CASH AND CASH EQUIVALENTS - beginning of year                   783,445      1,170,321       652,204
                                                           ------------    -----------   -----------
CASH AND CASH EQUIVALENTS - end of year                    $  1,895,810    $   783,445   $ 1,170,321
                                                           ============    ===========   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION,
   EXCLUDING NON-CASH FINANCING AND INVESTING ACTIVITIES
   Cash paid for interest                                  $  2,565,763    $ 3,715,739   $ 4,398,114
                                                           ============    ===========   ===========
Cash paid for taxes                                        $    246,109    $    72,079   $   360,238
                                                           ============    ===========   ===========
NON-CASH FINANCING AND INVESTING ACTIVITIES:
      Notes payable issued in acquisitions                 $    141,750    $   640,000   $   200,000
                                                           ============    ===========   ===========
      Note receivable on sale of segment of business       $         --    $  (500,000)  $        --
                                                           ============    ===========   ===========

      See the accompanying notes to the consolidated financial statements.

                   VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   BUSINESS OF THE COMPANY

     Vermont Pure Holdings, Ltd. and Subsidiary (collectively, the "Company") is engaged in the production, marketing and distribution of bottled water and distribution of coffee, ancillary products, and other office refreshment products. Through February, 2004, when the Company divested the retail segments of its business, the Company's products were sold, predominantly in the Northeast, as well as in the Mid-Atlantic and Mid-Western United States. Distribution was accomplished through a network of independent beverage distributors and with the Company's own trucks and employees. Commencing March 2004, the Company operated exclusively as a home and office delivery business, using its own trucks to distribute throughout New England, New York, and New Jersey.

2.   SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation - For 2003, the consolidated financial statements include the accounts of Vermont Pure Holdings, Ltd. and its wholly-owned subsidiaries, Vermont Pure Springs, Inc., Crystal Rock Spring Water Company ("Crystal Rock"), Excelsior Spring Water Company Inc. and Adirondack Coffee Services. In 2004, the Company merged the subsidiaries mentioned above into Vermont Pure Holdings, Ltd. In December 2004, the Company organized a new wholly owned subsidiary, Crystal Rock, LLC, and assigned all of its material operating assets, leases and other contracts to the new subsidiary. As of and for the years ended October 31, 2005 and 2004 the consolidated financial statements of the Company include the accounts of Vermont Pure Holdings, Ltd. and its wholly-owned subsidiary, Crystal Rock, LLC. All material inter-company profits, transactions, and balances have been eliminated in consolidation.

          A. Cash Equivalents - The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.

          B. Inventories - Inventories primarily consist of products that are purchased for resale and are stated at the lower of cost or market on a first in, first out basis.

          C. Property and Equipment - Property and equipment are stated at cost net of accumulated depreciation. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets, which range from three to ten years for equipment, and from ten to forty years for buildings and improvements.

          D. Goodwill and Other - Intangible assets with lives restricted by contractual, legal, or other means are amortized over their useful lives (defined by sfas no. 142 As the period over which the asset is expected to contribute to the future cash flows of the entity). Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The amount of impairment for goodwill and other intangible assets is measured as the excess of their carrying values over their implied fair values. The Company conducted assessments of the carrying value of its goodwill as required by sfas no. 142 And concluded that there was no impairment of goodwill as of October 31, 2005 and 2004. Other than goodwill, intangible assets consist primarily of customer lists and covenants not to compete, with estimated lives ranging from 3 to 10 years.

          E. Securities Issued for Services - Through October 31, 2005, the Company recorded stock option awards in accordance with the provisions of accounting principles board (apb) opinion 25, "accounting for stock issued to employees." The Company estimated the fair value of stock option awards in accordance with sfas no. 123, "Accounting for stock-based compensation," as amended by sfas no. 148, "Accounting for stock-based compensation - transition and disclosure, an amendment of financial accounting standards board (fasb) statement no. 123," And disclosed the resulting estimated compensation effect on net income on a pro forma basis.

               The Company has several stock-based compensation plans under which incentive and non-qualified stock options and restricted shares are granted, and an Employee Stock Purchase Plan (ESPP). The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to employees, and related Interpretations." No compensation cost is reflected in net income for incentive and non-qualified stock options or ESPP shares. Forfeitures of employee awards are provided in the following table as pro forma effects as they occur. Option awards with multiple vest dates are treated as separate awards, resulting in pro forma expense reported on an accelerated basis. All incentive and non-qualified stock option grants had an exercise price equal to the market value of the underlying common stock on the date of grant. The ESPP shares are granted at 85% of the lower of the fair market value at the commencement of the offering or the last day of the payroll payment period. As of January 1, 2006 the plan has been modified to allow employees to purchase shares of the Company's common stock at a purchase price equal to 95% of the lower of the fair market value on the commencement date of the offering and the last day of the payroll payment period. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

                                                     Years Ended
                                                     October 31,
                                            2005         2004         2003
                                         ---------   -----------   ----------
Net Income - As Reported                 $ 870,593    $ 660,345    $1,332,409
Add: stock based employee compensation
expense included in net income, net of
related tax effects                         28,123        5,577            --
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all
awards, net of related tax effects        (336,444)    (353,203)     (249,656)
Pro Forma Net Income                     $ 562,272    $ 312,719    $1,082,753
                                         =========    =========    ==========
Basic - As Reported                      $     .04    $     .03    $      .06
                                         =========    =========    ==========
Basic - Pro Forma                        $     .03    $     .01    $      .05
                                         =========    =========    ==========
Diluted - As Reported                    $     .04    $     .03    $      .06
                                         =========    =========    ==========
Diluted - Pro Forma                      $     .03    $     .01    $      .05
                                         =========    =========    ==========

The weighted average fair values of the options granted for the respective fiscal years, using the Black-Scholes option pricing model, were $.86, $1.15, and $1.70, respectively.

Assumptions used for estimating the fair value of the options on the date of grant under the Black-Scholes option pricing model are as follows for the fiscal years ended october 31, 2005, 2004, and 2003:

                            2005      2004      2003
                          -------   -------   -------
Expected Dividend Yield        0%        0%        0%
Expected Life             5 Years   5 Years   5 Years
Risk Free Interest Rate      3.0%      3.0%      5.7%
Volatility                    36%       39%       36%

Effective November 1, 2005, the Company adopted the provisions of SFAS No. 123, "Share-Based Payments (revised 2004)," (SFAS No. 123R). This statement supercedes the intrinsic value measurement provisions of APB Opinion No. 25 and requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, the requisite service period (usually the vesting period). SFAS No. 123R will also require companies to measure the cost of employee services received in exchange for ESPP awards and the Company will be required to expense the grant date fair value of the Company's ESPP awards. Through October 31, 2005 the Company reported in the above table on a pro forma basis the forfeitures of employee awards as they occurred. Under SFAS No. 123R this accounting method is no longer permitted, and beginning November 1, 2005 the Company provides an estimate of forfeitures at initial grant date.

               SFAS No 123R became effective for the Company on November 1, 2005, and the Company is currently evaluating the impact that SFAS No. 123R will have on its consolidated financial statements. No existing award vesting dates were accelerated prior to adoption.

          F. Net Income Per Share - Net income per share is based on the weighted average number of common shares outstanding during each period. Potential common shares are included in the computation of diluted per share amounts outstanding during each period that income is reported. In periods in which the company reports a loss, potential common shares are not included in the diluted earnings per share calculation since the inclusion of those shares in the calculation would be anti-dilutive. As required by SFAS No. 128, Earnings per share, the company considers outstanding "in-the-money" stock options as potential common stock in its calculation of diluted earnings per share and uses the treasury stock method to calculate the applicable number of shares.

          G. Advertising Expenses - The Company expenses advertising costs at the commencement of the advertising campaign.

          H. Customer Deposits - Customers receiving home or office delivery of water pay the Company a deposit for the water bottle that is refunded when the bottle is returned. Based on historical experience, the Company uses an estimate of the deposits it expects to refund over the next twelve months to determine the current portion of the liability, and classifies the remainder of the deposit obligation as a long term liability.

          I. INCOME TAXES - The Company uses SFAS No. 109, Accounting for income taxes, when calculating its tax expense and the value of tax related assets and liabilities. This requires that the tax impact future events be considered when determining the value of assets and liabilities in its financial statements and tax returns. The Company accounts for income taxes under the liability method. Under the liability method, a deferred tax asset or liability is determined based upon the tax effect of the differences between the financial statement and tax basis of assets and liabilities as measured by the enacted rates that will be in effect when these differences reverse. A valuation allowance is recorded if realization of the deferred tax assets is not likely.

          J. Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the united states of america requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          K. Fair Value of Financial Instruments - The carrying amounts reported in the consolidated balance sheet for cash, trade receivables, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments.

          L. Impairment for Long-lived and Intangible Assets - The Company reviews long-lived assets and certain identifiable intangible assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. Recoverability is assessed based on estimated undiscounted future cash flows. At October 31, 2005 and 2004, the Company believes that there has been no impairment of its long-lived and intangible assets.

          M. Revenue Recognition - Revenue is recognized when products are delivered to customers. A certain amount of the Company's revenue is derived from leasing water coolers and coffee brewers. These leases are generally for the first 12 months of service. The Company recognizes the income ratably over the life of the lease.

          N. Shipping and Handling Costs - The Company distributes its home and office products directly to its customers on its own trucks. The delivery costs related to the Company's route system, which are reported under selling, general, and administrative expenses, were $12,563,000, $10,940,000, and $9,821,000 for fiscal years
               2005, 2004, and 2003, respectively.

3.   RECENT ACCOUNTING PRONOUNCEMENTS

     In March 2005, FASB issued FIN 47, "Accounting for Conditional Asset Retirement Obligations", offering further guidance on SFAS No. 143, "Accounting for Asset Retirement Obligations". The pronouncement details certain requirements related the asset retirement if it is conditional on future event(s). FIN 47 is effective for fiscal years ending after December 15, 2005. The Company does not believe that FIN 47 will have a material impact on its financial position or results from operations.

4.   MERGERS AND ACQUISITIONS

     During fiscal years 2005, 2004 and 2003, Vermont Pure Holdings, Ltd. made four, seven, and five acquisitions, respectively. The purchase price paid for the acquisitions for the respective years is as follows:

                      2005        2004         2003
                    --------   ----------   ----------
Cash                $478,770   $4,331,351   $3,888,764
Notes Payable        141,750      640,000      200,000
Acquisition Costs     32,800      552,125       64,928
                    --------   ----------   ----------
                    $653,320   $5,523,476   $4,153,692
                    ========   ==========   ==========

     The allocation of purchase price related to these acquisitions for the respective years is as follows:

                                   2005        2004         2003
                                 --------   ----------   ----------
Accounts Receivable              $     --   $  296,189   $  895,620
Inventories                        70,532    1,048,320      116,875
Identifiable Intangible Assets    546,398    2,613,500      785,965
Goodwill                           36,390    1,875,263    2,355,232
Bottle Deposits                        --     (309,796)          --
                                 --------   ----------   ----------
Purchase Price                   $653,320   $5,523,476   $4,153,692
                                 ========   ==========   ==========

     The following table summarizes the pro forma consolidated condensed results of operations (unaudited) of the Company for the fiscal years ended October 31, 2005, 2004, and 2003 as though the acquisitions had been consummated at the beginning of fiscal year 2003:

                                     2005          2004          2003
                                 -----------   -----------   -----------
Net Sales                        $60,372,549   $58,539,910   $59,515,489
                                 ===========   ===========   ===========
Net Income                       $   871,833   $   905,348   $ 2,013,269
                                 ===========   ===========   ===========
Net Income Per Share-Diluted     $       .04   $       .04   $      .09
                                 ===========   ===========   ===========
Weighted Average Common Shares
Outstanding-Diluted               21,625,683    21,574,515    21,764,698
                                 ===========   ===========   ===========

     The operating results of the acquired entities have been included in the accompanying statements of operations since their respective dates of acquisition.

5.   LEASES

     To open an account that includes the rental of equipment, a customer is required to sign a contract that recognizes the receipt of the equipment, outlines the Company's ownership rights, the customer's responsibilities concerning the equipment, and the rental charge for twelve months. In general, the customer does not renew the agreement after twelve months and is free to terminate the agreement with the return of the equipment in good condition. We expect to have revenue of $785,000 from the rental of such equipment over the next twelve months. The carrying cost of the equipment, which is included in property and equipment in the consolidated balance sheets, used to generate this revenue is calculated as follows:

Original Cost              $2,563,420
Accumulated Depreciation    1,130,910
                           ----------
Carrying Cost              $1,432,510
                           ==========

6.   ACCOUNTS RECEIVABLE

     The Company reduces its receivables by an allowance for future uncollectible amounts. The activity in the allowance for continuing operations for the years ended October 31, 2005, 2004, and 2003 is as follows:

                                2005        2004        2003
                             ---------   ---------   ---------
Balance, beginning of year   $ 303,304   $ 335,321   $ 248,880
Provision                      316,667     366,844     598,142
Write-offs                    (330,134)   (398,861)   (511,701)
                             ---------   ---------   ---------
Balance, end of year         $ 289,837   $ 303,304   $ 335,321
                             =========   =========   =========

7.   INVENTORIES

     Inventories at October 31 consisted of:

                       2005         2004
                    ----------   ----------
Finished Goods      $  994,240   $  900,917
Raw Materials          139,075      168,917
                    ----------   ----------
Total Inventories   $1,133,315   $1,069,834
                    ==========   ==========

8.   PROPERTY AND EQUIPMENT

     Property and equipment at October 31 consisted of:

                                   Useful
                                    Life           2005          2004
                                ------------   -----------   -----------
Buildings and improvements      10 - 40 yrs.   $   386,960   $   332,518
Machinery and equipment           3 -10 yrs.    27,977,298    26,504,296
                                               -----------   -----------
                                                28,364,258    26,836,814
Less accumulated depreciation                   17,473,882    14,689,614
                                               -----------   -----------
                                               $10,890,376   $12,147,200
                                               ===========   ===========

     Depreciation expense for the fiscal years ended October 31, 2005, 2004 and 2003 was 4,802,387, $5,091,470, and $5,074,159 respectively.

9.   GOODWILL AND OTHER INTANGIBLE ASSETS

     Components of other intangible assets at October 31 consisted of:

                                                          October 31,
                                 -------------------------------------------------------------
                                              2005                            2004
                                 -----------------------------   -----------------------------
                                 Gross Carrying    Accumulated   Gross Carrying    Accumulated
                                     Amount       Amortization       Amount       Amortization
                                 --------------   ------------   --------------   ------------
Amortized Intangible Assets:
Customer Lists and Covenants
Not to Compete                     $4,655,238      $1,527,060      $4,152,840       $759,591
Other Identifiable Intangibles        633,168         191,528         513,604        171,954
                                   ----------      ----------      ----------       --------
Total                              $5,288,406      $1,718,588      $4,666,444       $931,545
                                   ==========      ==========      ==========       ========

     Amortization expense for fiscal years 2005, 2004, and 2003 was $787,043, $409,380, and $186,060 respectively.

Estimated Amortization Expense:

Fiscal Year Ending    Amount
------------------   --------
October 31, 2006     $831,476
October 31, 2007      694,101
October 31, 2008      652,409
October 31, 2009      474,019
October 31, 2010      199,036

     The changes in the carrying amount of goodwill for the fiscal years ended October 31, 2005 and 2004 are as follows:

                                           2005          2004
                                       -----------   -----------
Beginning Balance                      $74,772,591   $72,899,355
Goodwill acquired during the year           36,390     1,875,263
Goodwill disposed of during the year       (53,130)       (2,027)
                                       -----------   -----------
Balance as of October 31               $74,755,851   $74,772,591
                                       ===========   ===========

10.  ACCRUED EXPENSES

     Accrued expenses as of October 31, 2005 and 2004 were as follows:

                          2005         2004
                       ----------   ----------
Payroll and Vacation   $1,501,402   $  959,633
Interest                  524,545      607,203
Severance                 250,000           --
Accounting and Legal      211,501      176,257
Legal Settlements         100,000           --
Miscellaneous             402,681      575,393
                       ----------   ----------
Total                  $2,990,129   $2,318,486
                       ==========   ==========

11.  DEBT

     a) Senior Debt

     On April 6, 2005, the Company refinanced its senior credit facility with Bank of America. Webster Bank is a participant in the new loan. The new facility refinanced $28 million of existing senior debt in the form of a seven year term loan, provides a revolving credit facility of $6 million for working capital and letters of credit for a term of three years, and makes available up to $7.5 million to be used for acquisitions for a period of three years. The term loan may also provide funds for future principal payment of the Company's subordinated debt if certain financial covenants are met after the first two years of the loan.

     With the $28 million of term debt, the Company repaid its borrowings under its former senior credit facility with Webster Bank, including $17.5 million under the old term loan and $5.4 million under the old acquisition line of credit as well as $3.6 million of its subordinated debt. The balance of the new term loan as well as $2 million of the new line of credit was used to pay a balance of $3.5 million on the old revolving line of credit with Webster Bank. At October 31, 2005, the Company had no outstanding balance on its line of credit with Bank of America. However, there was $1.4 million of letters of credit outstanding, leaving $4.6 million of availability. As of October 31, 2005, there were outstanding balances of $26,500,000 on the term loan and $600,000 on the acquisition line.

     The term loan amortizes over seven years and the new acquisition debt amortizes as a term loan for five years after the first three years. During the first three years of the acquisition debt, interest only is paid on a monthly basis for amounts outstanding. Interest on the term loan is tied to the Company's performance based on the 30-day LIBOR plus a 250 basis point margin, while the acquisition and revolving lines have a 225 basis point margin over the 30-day LIBOR. For the respective loans, the margin may vary from 125 to 225 basis points and 150 to 250 basis points based on the level of senior debt to earnings before interest, taxes, depreciation, and amortization (EBITDA). The applicable margins as of October 31, 2005 was 2.50% from the term note and 2.25% for the acquisition line, resulting in total variable interest rates of 6.59% and 6.34%, respectively. The facility is secured by substantially all of the Company's assets.

     The credit agreement with Bank of America requires that the Company be in compliance with certain financial covenants at the end of each fiscal quarter. The covenants include senior fixed charge coverage of greater than
     1.25 to 1, total fixed charge coverage of greater than 1 to 1, and senior debt to EBITDA of greater than 3.00 to 1. From the inception of the credit agreement through October 31, 2005, the Company was in compliance with all of the financial covenants of its new senior credit facility.

     b) Subordinated Debt

     As part of the acquisition agreement in 2000 with the former shareholders of Crystal Rock Spring Water Company, the Company issued subordinated notes in the amount of $22,600,000. The notes have an effective date of October 5, 2000, were for an original term of seven years (subsequently extended to 2012 as part of the senior refinancing described above) and bear interest at 12% per year. Scheduled repayments are made quarterly and are interest only for the life of the note unless specified financial targets are met. In April 2004, the Company repaid $5,000,000 of the outstanding principal. In April, 2005, the Company repaid an additional $3,600,000 of this principal. As of October 31, 2005, payments of interest only of $420,000 are due quarterly with a principal payment of $14,000,000 due at maturity.

     The notes are secured by all of the assets of the Company but specifically subordinated, with a separate agreement between the debt holders, to the senior debt described in Note 11(a) above.

     c) Annual maturities of debt as of October 31, 2005 are summarized as follows:

                        Senior     Credit Lines   Subordinated     Other       Totals
                     -----------   ------------   ------------   --------   -----------
Fiscal year ending
October 31,
2006                   3,125,000                            --    141,750     3,266,750
2007                   3,499,000                            --         --     3,499,000
2008                   3,876,000                            --         --     3,876,000
2009                   4,250,000       60,000               --         --     4,310,000
2010 and after        11,750,000      540,000       14,000,000         --    26,290,000
                     -----------     --------      -----------   --------   -----------
Total Debt           $26,500,000     $600,000      $14,000,000   $141,750   $41,241,750
                     ===========     ========      ===========   ========   ===========

12.  INTEREST RATE SWAP AGREEMENTS

     The Company uses interest rate swaps to fix certain long term interest rates. The swap rates are based on the floating 30-day LIBOR rate and are structured such that if the loan rate for the period exceeds the fixed rate of the swap, then the bank pays the Company to lower the effective interest rate. Conversely, if the rate is lower than the fixed rate, the Company pays the bank additional interest.

     On May 3, 2005, the Company entered into an interest rate hedge ("swap") agreement in conjunction with its new senior financing. The new credit agreement requires that the Company fix the interest rate on its term debt for the life of the loan. The swap fixes the interest rate at 4.66%, plus the applicable margin, 2.50% at October 31, 2005, and amortizes concurrently with the loan principal to fix the interest rate with respect to 75% of the outstanding principal. The swaps constituting 75% of fixed rate principal include another swap which is in the notional amount of $10 million and a fixed rate of $5.24%, including the applicable margin. When that swap matures in June 2006 the balance of the aforementioned swap will increase to hedge 75% of the term loan on an amortizing basis. As of October 31, 2005, the total notional amount committed to swap agreements was $19.9 million.

     As of October 31, 2004, the Company had one swap agreement for a total notional amount of $10 million.

     Based on the floating rate for years ended October 31, 2005 and 2004, the Company paid $44,000 less and $304,000 more in interest, respectively, than it would have without the swaps.

     These swaps are considered hedges under SFAS Nos. 133 and 137. Since the instruments are intended to hedge against variable cash flows, they are considered a cash flow hedge. As a result, the changes in the fair values of the derivatives are recognized as comprehensive income or loss until the hedged item is recognized in earnings. The net unrealized realized gain, net of income taxes, for the years ended October 31, 2005, 2004 and 2003 was $65,482, $138,604, and 807,394, respectively. The accumulated other comprehensive gain as of October 31, 2005 and 2004 was $168,582 and $103,100, respectively.

13.  STOCK BASED COMPENSATION

     a) Stock Option Plan

     In November 1993, the Company adopted the 1993 Performance Equity Plan (the "1993 Plan"). The 1993 Plan authorizes the granting of awards for up to 1,000,000 shares of common stock to key employees, officers, directors and consultants until November 2003. Grants can take the form of stock options (both qualified and non-qualified), restricted stock awards, deferred stock awards, stock appreciation rights and other stock based awards. During fiscal 2004 and 2003 there were no options issued under this plan. The plan prohibits issuances of options after November 2004.

     In April 1998, the Company's shareholders approved the 1998 Incentive and Non Statutory Stock Option Plan. In April 2003, the Company's shareholders approved an increase in the authorized number of shares to be issued under its 1998 Incentive and Non-Statutory Stock Option Plan from 1,500,000 to 2,000,000. This plan provides for issuances of up to 2,000,000 options to purchase the Company's common stock under the administration of the compensation committee of the Board of Directors. The intent of the plan is to reward options to officers, employees, directors, and other individuals providing services to the Company. The following table summarizes the activity related to stock options and outstanding stock option balances during the last three fiscal years:

                              Outstanding Options   Weighted Average
                                   (Shares)          Exercise Price
                              -------------------   ----------------
Balance at October 31, 2002        2,583,821              2.93
   Granted                            65,000              4.09
   Exercised                        (125,000)             2.25
   Expired                           (45,000)             3.64
                                   ---------
Balance at October 31, 2003        2,478,821              2.98
   Granted                           265,000              2.96
   Exercised                         (33,200)             2.50
   Expired                           (47,831)             2.77
                                   ---------
Balance at October 31, 2004        2,662,790              2.96
   Granted                           414,500              2.28
   Expired                          (450,800)             2.50
                                   ---------
Balance at October 31, 2005        2,626,490             $2.96
                                   =========

     The following table summarizes information pertaining to outstanding stock options as of October 31, 2005:

                                Weighted
                                Average     Weighted                 Weighted
  Exercise      Outstanding    Remaining    Average    Exercisable    Average
   Price          Options     Contractual   Exercise     Options     Exercise
   Range          (Shares)        Life        Price      (Shares)      Price
-------------   -----------   -----------   --------   -----------   --------
$1.80 - $2.60      981,500        4.78        $2.41       916,500      $2.45
$2.81 - $3.38    1,404,990        5.28         3.15     1,404,990       3.15
$3.50 - $4.25      185,000        5.71         3.89       185,000       3.89
$4.28 - $4.98       55,000        5.03         4.82        55,000       4.82
                 ---------                              ---------
                 2,626,490        5.12        $2.96     2,561,490      $2.99
                 =========                              =========

     Outstanding options and warrants include options issued under the 1993 Plan, the 1998 Plan, the 2003 Plan and non-plan options and warrants. There were 2,457,790 exercisable options at a weighted average price of $2.96 per share as of October 31, 2004.

     Outstanding options have lives ranging from 5-10 years, vesting from 0-5 years, and have exercise prices ranging from $1.80-$4.98 per share.

     b) Employee Stock Purchase Plan

     The Company maintains an ESPP, under which 500,000 shares of common stock were reserved for issuance. The ESPP enables eligible employees to subscribe, through payroll deductions, to purchase shares of the Company's common stock at a purchase price equal to 85% of the lower of the fair market value on the commencement date of the offering and the last day of the payroll payment period. At October 31, 2005, 355,017 shares had been issued and up to 144,533 shares are subject to outstanding subscriptions under the ESPP. As of January 1, 2006 the plan has been modified to allow employees to purchase shares of the Company's common stock at a purchase price equal to 95% of the lower of the fair market value on the commencement date of the offering and the last day of the payroll payment period.

     c) 2004 Stock Incentive Plan

     In April 2004, the Company's shareholders approved the 2004 Stock Incentive Plan. The plan provides for issuances of awards of up to 250,000 restricted or unrestricted shares, or incentive or non-statutory stock options, of the Company's common stock. On September 17, 2004, the Company issued 26,000 restricted shares for two awards to employees under this plan. These awards vest one year from the anniversary date. The total value of the awards was $57,200. The Company recognizes compensation over the vesting period resulting in expenses of $47,667 and $9,533 in fiscal years 2005 and 2004, respectively.

     On January 1, 2005, the Company issued 75,000 restricted shares as an award to an employee under this plan. The total value of the award was $133,500. The Company did not recognize compensation related to this award in fiscal year 2005 since, during the period, it was not probable that the shares would vest. Effective November 2, 2005, these shares were forfeited in connection with the resignation of the employee (see Note 22).

14.  RETIREMENT PLAN

     The Company has a defined contribution plan which meets the requirements of
     Section 401(k) of the Internal Revenue Code. All employees of the Company who are at least twenty-one years of age are eligible to participate in the plan. The plan allows employees to defer a portion of their salary on a pre-tax basis and the Company contributes 25% of amounts contributed by employees up to 6% of their salary. Company contributions to the plan amounted to $116,000, $107,000, and $102,000, for the fiscal years ended October 31, 2005, 2004, and 2003, respectively

15.  COMMITMENTS AND CONTINGENCIES

          OPERATING LEASES

     The Company's operating leases consist of trucks, office equipment and rental property.

     Future minimum rental payments over the terms of various lease contracts are approximately as follows:

                         Fiscal Year Ending October 31,

2006         $2,289,130
2007          2,098,033
2008          1,816,756
2009          1,298,477
2010            964,307
Thereafter      148,500
             ----------
Total        $8,615,203
             ==========

     Rent expense was $2,701,332, $2,502,739, and $2,136,596 for the fiscal years ended October 31, 2005, 2004, and 2003, respectively.

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

     In fiscal year 2005, the Company accrued $100,000 related to a judgment regarding a claim asserted by a former employee of a business that the Company acquired. The claim was made prior to the acquisition and the amount of the expected settlement was recorded as a miscellaneous expense in the accompanying statement of operations for the fiscal year ended October 31, 2005.

16.  RELATED PARTY TRANSACTIONS

     a)   Directors and Officers

     Three of the Company's major shareholders (former Crystal Rock shareholders) have employment contracts with the Company through October 5, 2005. They are also directors. One contract entitles the shareholder to annual compensation of $47,000 as well as a leased Company vehicle. The other two contracts entitle the respective shareholders to annual compensation of $200,000 each and other bonuses and prerequisites.

     The Company leases a 67,000 square foot facility in Watertown, CT and a 22,000 square foot facility in Stamford, CT from a family trust controlled by a related party. The lease expires in October 2010. Future minimum rental payments under these leases are as follows:

    Fiscal year
ending October 31,    Stamford     Watertown      Total
------------------   ----------   ----------   ----------
2006                    248,400      414,000      662,400
2007                    248,400      414,000      662,400
2008                    248,400      414,000      662,400
2009                    248,400      414,000      662,400
2010                    248,400      414,000      662,400
                     ----------   ----------   ----------
Totals               $1,242,000   $2,070,000   $3,312,000
                     ==========   ==========   ==========

     The Company's Chairman of the Board, Ross S. Rapaport, who also acts as Trustee in various Baker family trusts is employed by Pepe & Hazard LLP a business law firm that the Company uses from time to time. During fiscal 2005, 2004, and 2003, the Company paid $117,506, $147,467, and $83,043 respectively, for services provided by Pepe & Hazard LLP.

     b) Investment in Voyageur

     The Company has an equity position in a software company named Computer Design Systems, Inc. (CDS), d/b/a Voyageur Software. One of the Company's directors is a member of the board of directors of CDS. The Company uses software designed, sold and serviced by CDS in its Home and Office delivery system to manage customer service, deliveries, inventory, billing and accounts receivable. During fiscal 2005, 2004, and 2003, the Company paid $217,871, $582,277, and $113,193, respectively, for service, software, and hardware.

     As of October 31, 2003, the Company held a note receivable from CDS dated August 1, 1998 for the principal amount of $120,000 with accrued interest of $43,650 and an original maturity date of August 15, 2003. At October 31, 2003, interest accrued on the note was equal to $50,150. In October 2003, the Company exercised the option to convert the principal amount of the note into additional common shares of CDS during 2003. At October 31, 2003, the Company's share of CDS losses resulted in a net equity investment in CDS of $100,988, representing approximately 24% of the common stock of CDS. In July 2004, the Company exercised the option to convert the interest amount into additional common shares of CDS. In 2004, the Company determined that it's investment in CDS was impaired and wrote off the remaining balance of $152,838 which is reflected as a charge to operations as a miscellaneous expense in the accompanying statement of operations for the fiscal year ended October 31, 2004. Since the Company has written off its entire interest in CDS as of that date, it did not recognize its share of the loss for CDS in fiscal year 2005. The loss not reflected by the Company in fiscal year 2005 was $8,000.

     17. INCOME TAXES

     The Company has approximately $5.8 million of available net operating loss carryforwards at October 31, 2005 expiring from 2005 through 2018.

     Deferred tax assets (liabilities) at October 31, 2005 and October 31, 2004, are as follows:

                                                    October 31,
                                             -------------------------
                                                 2005          2004
                                             -----------   -----------
Accounts receivable allowance                $   110,138   $   115,256
Amortization                                     (67,518)      159,587
Payroll                                          350,945       228,270
Tax effect of operating loss carryforwards     2,185,374     2,414,924
Sale of Business Segment                         962,515       807,564
Other                                            448,126       384,302
                                             -----------   -----------
Total deferred tax asset                       3,989,580     4,109,903
                                             -----------   -----------
Depreciation                                    (818,814)     (838,519)
Returnable Containers                         (1,719,375)   (1,082,225)
                                             -----------   -----------
Total deferred tax liability                  (2,538,189)   (1,920,744)
                                             -----------   -----------
Deferred tax asset, net                      $ 1,451,391   $ 2,189,159
                                             ===========   ===========

     Income tax expense differs from the amount computed by applying the statutory tax rate to net income before income tax expense as follows:

                                              Fiscal Year Ended October 31,
                                             ------------------------------
                                               2005       2004       2003
                                             --------   --------   --------
Income tax expense computed at the
   statutory rate                            $547,522   $384,071   $739,350
Effect of permanent differences               120,959     22,661     28,881
State income taxes                             71,285     61,735     72,765
                                             --------   --------   --------
Income tax expense                           $739,766   $468,467   $840,996
                                             ========   ========   ========

     The following is the composition of income tax expense (benefit):

                            Fiscal Year Ended October 31,
                           ------------------------------
                             2005       2004       2003
                           --------   --------   --------
Current:
   Federal                 $    208   $199,184   $ 54,230
   State                      1,790    119,000    211,000
                           --------   --------   --------
Total current                 1,998    318,184    265,230
                           --------   --------   --------
Deferred:
   Federal                  667,664    111,283    575,766
   State                     70,104     39,000         --
                           --------   --------   --------
Total deferred              737,768    150,283    575,766
                           --------   --------   --------
Total income tax expense   $739,766   $468,467   $840,996
                           ========   ========   ========

     On September 3, 2003 the Company reached settlement with the Internal Revenue Service related to an audit of federal income tax for its Crystal rock subsidiary for the tax year ending October 5, 2000. The settlement resulted in an increase in the Company's income taxes of $136,000. This amount has been included in income tax expense for 2003.

     In calculating its effective tax rate, the Company has considered the effect of certain contingent factors involving state and local income taxes. Although it believes that the tax returns filed accurately reflect operations and financial results, the Company has accrued liability as of October 31, 2005 and 2004 of approximately $284,000 and $160,000, respectively, for the purpose of settling disputes in the event that certain jurisdictions viewed particular tax laws differently than the Company did when the returns were filed.

18.  NET INCOME PER SHARE

     The following calculation provides the reconciliation of the denominators used in the calculation of basic and fully diluted earnings per share:

                                                   Fiscal Year Ended October 31,
                                              ---------------------------------------
                                                  2005          2004          2003
                                              -----------   -----------   -----------
Income from Continuing Operations             $   870,593   $   500,124   $   941,387
Income from Discontinued Operations                    --       160,221       391,022
                                              -----------   -----------   -----------
Net Income                                    $   870,593   $   660,345   $ 1,332,409
                                              ===========   ===========   ===========
Denominator:
Basic Weighted Average Shares
   Outstanding                                 21,619,863    21,497,251    21,282,294
Effect of Stock Options                             5,820        77,264       482,404
                                              -----------   -----------   -----------
Diluted Weighted Average Shares Outstanding    21,625,683    21,574,515    21,764,698
                                              ===========   ===========   ===========
Basic Net Income Per Share:
Income from Continuing Operations             $       .04   $       .02   $       .04
Income from Discontinued Operations           $       .00   $       .01   $       .02
                                              -----------   -----------   -----------
Net Income                                    $       .04   $       .03   $       .06
                                              ===========   ===========   ===========
Diluted Net Income Per Share:
Income from Continuing Operations             $       .04   $       .02   $       .04
Income from Discontinued Operations           $       .00   $       .01   $       .02
                                              -----------   -----------   -----------
Net Income                                    $       .04   $       .03   $       .06
                                              ===========   ===========   ===========

     In addition to the options used to calculate the effect of dilution, there were 2,561,490 and 1,645,000 options outstanding for the years ended October 31, 2005 and 2004, respectively, that were not included in the dilution calculation because the options' exercise price exceeded the market price of the underlying common shares.

19.  SALE OF BUSINESS SEGMENTS

     On March 2, 2004, the Company completed the sale of substantially all of the assets related to its Retail and Retail - Gallons segments. These segments have been accounted for as discontinued operations.

     The sale resulted in a gain before income taxes, reported in discontinued operations, of $352,535. The gain was calculated by deducting the net carrying value of the assets and liabilities and transaction costs from the net proceeds as follows:

          Selling Price                    $10,567,998
          Accounts Receivable               (1,147,229)
          Inventory                         (2,490,181)
          Property, Plant, and Equipment    (7,093,641)
          Accounts Payable                   1,739,347
          Transaction Costs                 (1,223,759)
                                           -----------
          Gain                             $   352,535
                                           ===========

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

     Revenues, expenses, and costs have been excluded from the respective captions in the related financial statements and reported as (loss) income from discontinued operations, net of income taxes, for fiscal years 2004 and 2003. For the years ended October 31, 2004 and 2003, net sales from discontinued operations were $6,434,000 and $26,341,000, respectively. The loss from discontinued operations was $79,000 for fiscal year 2004 and income from discontinued operations was $637,000 for fiscal year 2003. The respective losses and income do not include any allocation of corporate costs that were previously allocated to the discontinued operations. Those costs are expected to continue in the future and have been allocated to the only remaining line of business in continuing operations.

20.  UNAUDITED QUARTERLY FINANCIAL DATA

     The Company's unaudited quarterly financial data for the last two fiscal years is as follows:

                                              For the quarter ended:
     Fiscal 2005                 ------------------------------------------------
(000's of $ except               January 31,   April 30,   July 31,   October 31,
net income per share)                2005         2005       2005        2005
---------------------            -----------   ---------   --------   -----------
Net Sales                          $13,964      $14,756     $15,306     $15,809
Gross Profit                       $ 8,032      $ 8,588     $ 9,048     $ 9,324
Income from Continuing
   Operations                      $     7      $   205     $   382     $   277
Net Income                         $     7      $   205     $   382     $   277
Earnings per Share:
                                   -------      -------     -------     -------
Net Income - Basic and Diluted     $    --      $   .01     $   .02     $   .01
                                   =======      =======     =======     =======

                                                For the quarter ended:
          Fiscal 2004             ------------------------------------------------
       (000's of $ except         January 31,   April 30,   July 31,   October 31,
     net income per share)           2004         2004        2004        2004
     ---------------------        -----------   ---------   --------   -----------
Net Sales                           $11,998      $13,182     $13,555     $13,738
Gross Profit                        $ 5,360      $ 5,960     $ 5,745     $ 5,713
(Loss) income from Continuing
   Operations                       $  (320)     $   187     $   390     $   243
Income from Discontinued
   Operations                       $    64      $    96          --          --
                                    -------      -------     -------     -------
Net (Loss) Income                   $  (256)     $   283     $   390     $   243
                                    =======      =======     =======     =======
(Loss) Earnings per Share:
Continuing Operations - Basic
   and  Diluted                     $  (.01)     $   .01     $   .02          --
Discontinued Operations - Basic
   and Diluted                           --      $   .01          --          --
                                    -------      -------     -------     -------
Net Income - Basic and Diluted      $  (.01)     $   .02     $   .02          --
                                    =======      =======     =======     =======

21.  CONCENTRATION OF CREDIT RISK

     The Company maintains its cash accounts at various financial institutions. The balances at times may exceed federally insured limits. At October 31, 2005, the Company had cash in deposits exceeding the insured limit by approximately $1,754,000.

22.  SUBSEQUENT EVENTS

     Effective November 2, 2005, the Company's Chief Executive Officer ("CEO") resigned from that office as well as director. In addition, five other directors resigned. Also on that date the Board of Directors named a new CEO and two new directors and the Board voted to become a "controlled company" under the Corporate Governance Rules of the American Stock Exchange.

     A controlled company is exempted from certain rules otherwise applicable to companies whose securities are listed on AMEX, including (1) the requirement that a the company have a majority of independent directors;
     (2) the requirement that nominations to the company's Board of Directors be either selected or recommended by a nominating committee consisting solely of independent directors; and (3) the requirement that officers' compensation be either determined or recommended by a compensation committee consisting solely of independent directors.

     As a result of the resignation of the CEO and directors, 1,479,200 stock options, issued under various plans, outstanding as of October 31, 2005 expired on December 1, 2005.

     In conjunction with the resignation of the CEO the Company entered into a severance agreement with him. The severance agreement provides for payments totaling $250,000 over a period from May, 2006 to October 2007. It also includes customary provisions regarding the confidentiality of Company information and clarifies or modifies several provisions of Mr. Fallon's Employment Agreement with the Company dated as of January 1, 2005.