Form 10-Q
period 2006-01-31
VERMONT PURE HOLDINGS LTD/DE
filed 2006-03-17
CIK 1123316

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended January 31, 2006
                          Commission File No. 000-31797

                           VERMONT PURE HOLDINGS, LTD.
             (Exact name of registrant as specified in its charter)

                Delaware                                          03-0366218
     (State or other jurisdiction of                           (I.R.S. Employer
      incorporation or organization)                         Identification No.)

   1050 Buckingham St., Watertown, CT                                06795
(Address of principal executive offices)                          (Zip Code)

                                 (860) 945-0661
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X   No
                                   -----    -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                               Yes       No   X
                                   -----    -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                               Yes       No   X
                                   -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                Shares outstanding at
            Class                   March 6, 2006
            -----               ---------------------
Common Stock, $.001 Par Value         21,655,645

                   VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

                                Table of Contents

                                                                     Page Number
                                                                     -----------
Part I  - Financial Information

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets as of
            January 31, 2006 and October 31, 2005 (unaudited)             3

            Condensed Consolidated Statements of Operations for
            the Three Months ended January 31, 2006 and 2005
            (unaudited)                                                   4

            Condensed Consolidated Statements of Cash Flows for
            the Three Months ended January 31, 2006 and 2005
            (unaudited)                                                   5

            Notes to Condensed Consolidated Financial Statements
            (unaudited)                                                  6-11

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         12-16

   Item 3.  Quantitative and Qualitative Disclosures About Market
            Risk                                                        17-18

   Item 4.  Controls and Procedures                                      19

Part II - Other Information

   Item 1a. Risk Factors                                                 20

   Item 6.  Exhibits                                                     20

Signature                                                                21

                   VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    January 31,    October 31,
                                                                       2006           2005
                                                                   ------------   ------------
                                                                           (Unaudited)
                             ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                       $  1,695,851   $  1,895,810
   Accounts receivable - net                                          6,852,945      7,249,801
   Inventories                                                        1,137,283      1,133,315
   Current portion of deferred tax asset                                796,662        796,662
   Other current assets                                                 604,559      1,699,370
   Unrealized gain on derivatives                                       137,005        168,582
                                                                   ------------   ------------
      TOTAL CURRENT ASSETS                                           11,224,305     12,943,540
                                                                   ------------   ------------
PROPERTY AND EQUIPMENT - net of accumulated depreciation             10,520,465     10,890,376
                                                                   ------------   ------------

OTHER ASSETS:
   Goodwill                                                          74,755,851     74,755,851
   Other intangible assets - net of accumulated amortization          3,438,926      3,569,818
   Deferred tax asset                                                   654,729        654,729
   Other assets                                                         660,151         75,000
                                                                   ------------   ------------
      TOTAL OTHER ASSETS                                             79,509,657     79,055,398
                                                                   ------------   ------------
TOTAL ASSETS                                                       $101,254,427   $102,889,314
                                                                   ============   ============

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long term debt                               $  3,329,250   $  3,266,750
   Accounts payable                                                   1,643,884      2,582,105
   Accrued expenses                                                   2,973,749      2,990,129
   Current portion of customer deposits                                 718,540        732,835
                                                                   ------------   ------------
      TOTAL CURRENT LIABILITIES                                       8,665,423      9,571,819
                                                                   ------------   ------------
   Long term debt, less current portion                              37,162,500     37,975,000
   Customer deposits                                                  2,885,750      2,933,732
                                                                   ------------   ------------
      TOTAL LIABILITIES                                              48,713,673     50,480,551
                                                                   ------------   ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock - $.001 par value, 50,000,000 authorized shares
      21,727,196 issued and 21,655,646 outstanding shares as of
      January 31, 2006 and 21,744,817 issued and 21,673,267
      outstanding as of October 31, 2005                                 21,727         21,744
   Additional paid in capital                                        58,172,097     58,207,645
   Treasury stock, at cost, 71,550 shares as of January 31, 2006
      and October 31, 2005                                             (264,735)      (264,735)
   Unearned compensation                                                              (134,250)
   Accumulated deficit                                               (5,525,340)    (5,590,223)
   Accumulated other comprehensive income                               137,005        168,582
                                                                   ------------   ------------
      TOTAL STOCKHOLDERS' EQUITY                                     52,540,754     52,408,763
                                                                   ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $101,254,427   $102,889,314
                                                                   ============   ============

          See notes to the condensed consolidated financial statements.

                   VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Three months ended
                                                               January 31,
                                                        -------------------------
                                                            2006          2005
                                                        -----------   -----------
                                                               (Unaudited)
NET SALES                                               $14,613,714   $13,963,760
COST OF GOODS SOLD                                        6,399,236     5,931,876
                                                        -----------   -----------
GROSS PROFIT                                              8,214,478     8,031,884
                                                        -----------   -----------

OPERATING EXPENSES:
   Selling, general and administrative expenses           6,801,614     6,776,854
   Advertising expenses                                     269,627       255,839
   Amortization                                             208,807       195,282
   Gain on disposal of property and equipment                (1,781)      (17,894)
                                                        -----------   -----------
TOTAL OPERATING EXPENSES                                  7,278,267     7,210,081
                                                        -----------   -----------
INCOME FROM OPERATIONS                                      936,211       821,803
                                                        -----------   -----------

OTHER INCOME (EXPENSE):
   Interest expense                                        (816,196)     (810,758)
                                                        -----------   -----------
TOTAL OTHER EXPENSE                                        (816,196)     (810,758)
                                                        -----------   -----------
INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE            120,015        11,045
INCOME TAX EXPENSE                                          (55,132)       (4,532)
                                                        -----------   -----------
NET INCOME                                              $    64,883   $     6,513
                                                        ===========   ===========
NET LOSS PER SHARE - BASIC                              $        --   $        --
                                                        ===========   ===========
NET LOSS PER SHARE - DILUTED                            $        --   $        --
                                                        ===========   ===========
WEIGHTED AVERAGE SHARES USED IN COMPUTATION - BASIC      21,619,250    21,611,933
                                                        ===========   ===========
WEIGHTED AVERAGE SHARES USED IN COMPUTATION - DILUTED    21,619,324    21,618,359
                                                        ===========   ===========

          See notes to the condensed consolidated financial statements.

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Three months ended January 31,
                                                     ------------------------------
                                                            2006         2005
                                                        ----------   -----------
                                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                           $   64,883   $     6,513
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation                                       1,033,362     1,244,541
      Provision for bad debts                              130,606       184,523
      Amortization                                         208,807       195,282
      Non cash interest expense                             25,970            --
      Gain on disposal of property and equipment            (1,781)      (17,894)
      Non cash compensation                                 10,512            --
   Changes in assets and liabilities:
      Accounts receivable                                  266,250       124,171
      Inventories                                           (3,968)       (8,681)
      Other current assets                                 405,776       153,482
      Accounts payable                                    (938,221)     (983,679)
      Accrued expenses                                     (16,380)      (67,161)
      Customer deposits                                    (62,277)      (43,991)
                                                        ----------   -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                1,123,539       787,106
                                                        ----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property, plant and equipment           (672,453)     (802,886)
      Proceeds from sale of property and equipment          10,783        40,962
                                                        ----------   -----------
NET CASH USED IN INVESTING ACTIVITIES                     (661,670)     (761,924)
                                                        ----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from line of credit borrowings              247,333     4,034,495
      Payments on line of credit                          (247,333)   (3,768,774)
      Principal payments of debt                          (750,000)     (875,001)
      Proceeds from sale of common stock                    88,172        78,610
                                                        ----------   -----------
NET CASH USED IN FINANCING ACTIVITIES                     (661,828)     (530,670)
                                                        ----------   -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                 (199,959)     (505,488)
CASH AND CASH EQUIVALENTS - beginning of period          1,895,810       783,445
                                                        ----------   -----------
CASH AND CASH EQUIVALENTS  - end of period              $1,695,851   $   277,957
                                                        ==========   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest                                  $  802,616   $   820,790
                                                        ==========   ===========
Cash (refunds received) payments for income taxes       $  (99,344)  $   128,447
                                                        ==========   ===========

       See the notes to the condensed consolidated financial statements.

                   VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the condensed consolidated financial position, results of operations, and cash flows for the periods presented. The results have been determined on the basis of generally accepted accounting principles and practices of the United States of America ("GAAP"), applied consistently with the Annual Report on Form 10-K of Vermont Pure Holdings, Ltd. (the "Company") for the year ended October 31, 2005.

     Certain information and footnote disclosures normally included in audited consolidated financial statements presented in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2005. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

     The financial statements herewith reflect the consolidated operations and financial condition of Vermont Pure Holdings Ltd. and its wholly owned subsidiary Crystal Rock, LLC.

     Certain amounts have been reclassified in the 2005 condensed consolidated financial statements to conform to the 2006 presentation.

2.   STOCK BASED COMPENSATION

     Effective November 1, 2005, the Company adopted the provisions of SFAS No. 123, "Share-Based Payments (revised 2004)," (SFAS No. 123R). SFAS No. 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, the requisite service period (usually the vesting period). SFAS No. 123R also requires companies to measure the cost of employee services received in exchange for Employee Stock Purchase Plan ("ESPP") awards and the Company is required to expense the grant date fair value of the Company's ESPP awards.

     The Company did not grant any equity based compensation in the first fiscal quarter of 2006. There were stock options for 10,000 shares issued to directors in 2005 that vested in the first fiscal quarter of 2006. The grant-date fair value of these share options was estimated using the Black-Scholes option-pricing model with the following assumptions: an expected life averaging 5 years; an average volatility of 36%; no dividend yield; and a risk-free interest rate averaging 3%. Based on this information and the vesting schedule of the options the Company recognized $1,136 before taxes as compensation, or $614 after taxes, under SFAS No. 123R for the first fiscal quarter of 2006.

     Prior to the adoption of SFAS No. 123R, the Company followed the accounting treatment prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" when accounting for stock-based compensation granted to employees and directors. Accordingly, no compensation expense was recognized for its stock option awards because the exercise price of the Company's stock options equaled or exceeded the market price of the underlying stock on the date of the grant. The Company has elected not to restate prior interim periods in the year of adoption under SFAS No. 123R. Had compensation cost for the Company's stock option awards and the stock purchase plan been determined based on the fair value at the grant dates for the awards under those plans, consistent with the provisions of SFAS No. 123R, the Company's net income and net income per share for the first fiscal quarter ended January 31, 2005 would have been impacted as follows:

                                                   Three Months
                                                  Ended January
                                                    31, 2005
                                                  -------------
Net Income - As Reported                            $  6,513
Effect of compensation expense determined under
fair value method valuation for all awards, net
of income tax                                         42,296
                                                    --------
Pro Forma Net Loss                                  $(35,783)
                                                    ========
Basic Net Loss Per Share:
   As Reported                                      $    .00
                                                    ========
   Pro Forma                                        $    .00
                                                    ========
Diluted Net Loss Per Share:
   As Reported                                      $    .00
                                                    ========
   Pro Forma                                        $    .00
                                                    ========

     The fair value of each stock option was estimated on the date of the grant using the Black-Scholes option-pricing using the assumptions detailed above.

     Employee Stock Purchase Plan

     On June 15, 1999 the Company's stockholders approved the Vermont Pure Holdings, Ltd. 1999 Employee Stock Purchase Plan. On January 1, 2001, employees commenced participation in the plan. The total number of shares of common stock issued under this plan during the three months ended January 31, 2006 was 52,379 for proceeds of $79,695.

     The total number of shares of common stock issued under this plan during the three months ended January 31, 2005 was 51,666 for proceeds of $78,610.

     Restricted Shares

     75,000 shares on the Company's common stock that were granted on a restricted basis, and recorded as equity, in 2005 under the 2004 Stock Incentive Plan were forfeited in the first fiscal quarter of 2006. As a result, no compensation was recorded and the equity was reversed during the quarter.

3.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     The Company uses interest rate swaps to fix certain long term interest rates. The swap rates are based on the floating 30-day LIBOR rate and are structured such that if the loan rate for the period exceeds the fixed rate of the swap, then the bank pays the Company to lower the effective interest rate. Conversely, if the loan rate is lower than the fixed rate, the Company pays the bank additional interest.

     On May 3, 2005, the Company entered into an interest rate hedge ("swap") agreement in conjunction with its new senior financing (the "May 2005 Swap"). The new credit agreement requires that the Company fix the interest rate on its term debt for the life of the loan. The May 2005 Swap fixes the interest rate at 4.66%, plus the applicable margin, 2.50% at January 31, 2006 and 2.25% thereafter, and amortizes concurrently with the loan principal to fix the interest rate with respect to 75% of the outstanding principal. In addition to the May 2005 Swap, the Company has another swap (the "Original Swap") which is in the notional amount of $10 million and a fixed rate of 1.74%, plus the applicable margin. When the Original Swap matures in June 2006 the balance of the May 2005 Swap will increase to hedge 75% of the term loan on an amortizing basis. As of January 31, 2006, the total notional amount committed to swap agreements was $19.3 million.

     As of January 31, 2005, the Company had only the Original Swap for a total notional amount of $10 million.

     Based on the floating rate for periods ended January 31, 2006 and 2005, the Company paid $53,000 less and $14,000 less in interest, respectively, than it would have without the swaps.

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

4.   COMPREHENSIVE (LOSS) INCOME

     The following table summarizes comprehensive income for the respective periods:

                                                   Three Months Ended
                                                       January 31,
                                                   ------------------
                                                     2006       2005
                                                   --------   -------
Net Income                                         $ 64,883   $ 6,513
Other Comprehensive (Loss) Income:
Unrealized (loss) gain on derivatives designated
   as cash flow hedges - net of tax                 (31,577)   34,360
                                                   --------   -------
Comprehensive Income                               $ 33,306   $40,873
                                                   ========   =======

5.   INVENTORIES

     Inventories consisted of the following at:

                    January 31,   October 31,
                        2006          2005
                    -----------   -----------
Finished Goods       $  990,630    $  994,240
Raw Materials           146,653       139,075
                     ----------    ----------
Total Inventories    $1,137,283    $1,133,315
                     ==========    ==========

6.   INCOME PER SHARE AND WEIGHTED AVERAGE SHARES

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

                                                  Three Months Ended
                                                     January 31,
                                              -------------------------
                                                  2006          2005
                                              -----------   -----------
Net Income                                    $    64,883   $     6,513
Denominator:
Basic Weighted Average Shares Outstanding      21,619,250    21,611,933
Dilutive effect of Stock Options                       74         6,426
                                              -----------   -----------
Diluted Weighted Average Shares Outstanding    21,619,324    21,618,359
Basic Income Per Share                        $       .00   $       .00
                                              ===========   ===========
Diluted Income Per Share                      $       .00   $       .00
                                              ===========   ===========

     There were 817,187 and 2,648,490 options outstanding as of January 31, 2006 and 2005, respectively. For the three month periods ended January 31, 2006 and 2005, there were 10,000 and 65,000 options used to calculate the effect of dilution, respectively. There were 807,187 and 2,583,490 options not included in the dilution calculation because the options' exercise price exceeded the market price of the underlying common shares.

7.   DEBT

     As of January 31, 2006 the Company had $600,000 outstanding on its acquisition line of credit and there was no outstanding loan balance but $1,391,000 of letters credit were outstanding on its revolving line of credit. Also as of January 31, 2006, there was $6,900,000 and $4,609,000 available on the acquisition and revolving lines of credit, respectively.

     The Company's Loan and Security agreement requires that it be in compliance with certain financial covenants at the end of each fiscal quarter. The covenants include senior fixed charge coverage of greater than 1.25 to 1, total fixed charge coverage of greater than 1 to 1, and senior debt to EBITDA of greater than 2.75 to 1.

     As of January 31, 2006, the Company was in compliance with all of the financial covenants of its senior credit facility.

8.   GOODWILL AND OTHER INTANGIBLE ASSETS

     Major components of intangible assets at January 31, 2006 and October 31, 2005 consisted of:

                                             January 31, 2006                October 31, 2005
                                      -----------------------------   -----------------------------
                                      Gross Carrying    Accumulated   Gross Carrying    Accumulated
                                           Amount      Amortization       Amount       Amortization
                                      --------------   ------------   --------------   ------------
Amortizable Intangible Assets:
Customer Lists and Covenants Not to
   Compete                              $4,655,238      $1,735,429      $4,655,238      $1,527,060
Other Intangibles                          711,083         191,966         633,168         191,528
                                        ----------      ----------      ----------      ----------
Total                                   $5,366,321      $1,927,395      $5,288,406      $1,718,588
                                        ==========      ==========      ==========      ==========

     Amortization expense for the periods ending January 31, 2006 and January 31, 2005 was $208,807 and $195,282 respectively.

     The changes in the carrying amount of goodwill for the fiscal periods ending January 31, 2006 and October 31, 2005 are as follows:

                                         January 31, 2006   October 31, 2005
                                         ----------------   ----------------
Beginning Balance                           $74,755,851       $74,772,591
Goodwill acquired during the period                                36,390
Goodwill disposed of during the period                            (53,130)
                                            -----------       -----------
Balance as of the end of the period         $74,755,851       $74,755,851
                                            ===========       ===========

9.   SUBSEQUENT EVENT

     On March 1, 2006 the Company extended the term of the $500,000 note receivable due to us on that date. The note was a portion of the proceeds related to the sale of the assets of the Company's retail segments on March 1, 2004. The note receivable is now due on March 1, 2007. The remaining terms of the note remain substantially unchanged.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto as filed in our Annual Report on Form 10-K for the year ended October 31, 2005 as well as the condensed consolidated financial statements and notes contained herein.

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

                              Results of Operations

Results of Operations for the Three Months Ended January 31, 2006 (First Quarter) Compared to the Three Months Ended January 31, 2005

Sales

Sales for the three months ended January 31, 2006 were $14,614,000 compared to $13,964,000 for the corresponding period in 2005, an increase of $650,000 or 5%. The increase was primarily the result of the growth of existing product lines that more than offset a decline in equipment rental revenue in fiscal year 2005. Excluding acquisitions, sales were up 3% for the three months ended January 31, 2006 compared to the corresponding period in 2005.

The comparative breakdown of sales of the product lines for the respective three month periods ended January 31, 2006 and 2005 is as follows:

       Product Line           2006      2005    Difference   % Diff.
       ------------         -------   -------   ----------   -------
                                         (in thousands)
Water                       $ 6,514   $ 6,440      $ 74         1%
Coffee and Other Products     5,829     5,169       660        13%
Equipment Rental              2,271     2,355       (84)       (4%)
                            -------   -------      ----       ---
Total                       $14,614   $13,964      $650         5%
                            =======   =======      ====       ===

Water - Sales of water and related products increased as a result of a 4% increase in volume net of a 3% decrease in price. Acquisition activity had no material impact on sales growth for water products.

Coffee and Other Products - Sales of coffee and other products increased 3% from sales volume obtained in acquisitions. Net of acquisitions, sales increased 10%. This increase in sales was attributable to increased volume of all products in this category but primarily to the growth of single serve coffee, which grew 37%, to $1,565,000 in the first quarter of fiscal year 2006 compared to $1,142,000 in the same period in fiscal year 2005. In addition, "other product" sales include fuel adjustments charged to customers to offset increased fuel costs. The fees, which totaled $207,000 for the first quarter of fiscal year 2006, were not charged in the first quarter of fiscal year 2005 and accounted for 4% of the total 13% increase for the category.

Equipment Rental - Equipment rental revenue decreased in the first quarter compared to the same period in fiscal year 2005 primarily as a result of a decline in average cooler rental pricing which decreased 3%. Also, cooler placements declined approximately 1%. The decrease in price and placements is directly attributable to continuing competition from other rental and retail outlets. Acquisition activity had no impact on equipment rental.

Gross Profit/Cost of Goods Sold - For the three months ended January 31, 2006, gross profit increased $182,000, or 2%, to $8,214,000 from $8,032,000 for the comparable period in 2005. The increase in gross profit was primarily due to higher sales. As a percentage of sales, gross profit decreased to 56% of sales during the quarter from 58% for the comparable period in fiscal year 2005. The decrease in gross profit, as a percentage of sales, was attributable to a change in product sales mix as the sales increase is skewed to lower margin products. Most notably, the profit margin on single serve coffee is less than water and traditional coffee products.

Operating Expenses and Income from Operations

Total operating expenses increased to $7,278,000 in the first quarter of fiscal year 2006 from $7,210,000 in the comparable period in fiscal year 2005, an increase of $68,000, or 1%.

Selling, general and administrative (SG&A) expenses of $6,802,000 in the first quarter of fiscal year 2006 remained essentially unchanged compared to $6,777,000 in the same period of fiscal 2005. Of total SG&A expenses, route distribution costs increased $26,000, or 1%. The increase is attributable to route labor costs which increased $94,000, or 5% corresponding with sales, as well as fuel and repair costs. The increase in these costs was partially offset by a decrease in other route costs, primarily lease and insurance costs. Selling costs increased $54,000, or 8%, as a result of increased sales staffing and compensation. Administration costs decreased $55,000, or 2%, primarily as a result of a decrease in outside professional fees.

Advertising expenses were $270,000 in the first quarter of fiscal year 2006 compared to $256,000 in the first quarter of fiscal year 2005, an increase of $14,000, or 5%. The increase in advertising costs is related to an increase in yellow page advertising.

Amortization increased to $209,000 in the first quarter of fiscal year 2006 from $195,000 in the first quarter of fiscal year 2005. This increase is attributable to intangible assets that were acquired as part of several acquisitions in fiscal year 2004 and 2005.

Income from operations for the three months ended January 31, 2006 was $936,000 compared to $822,000 in the same period in 2005, an increase of $114,000, or 14%. The increase was a result of higher sales and gross margin and only slightly higher operating costs.

Interest, Taxes, and Other Expenses - Income from Continuing Operations

Interest expense was $816,000 for the three months ended January 31, 2005 compared to $811,000 in the three months ended January 31, 2005, an increase of $5,000. Higher interest costs were primarily a result of higher market interest rates and fixing an additional amount of senior debt at a rate higher than short term rates.

Income from continuing operations before income taxes was $120,000 for the three months ended January 31, 2006 compared to income from continuing operations before income taxes of $11,000 in the corresponding period in fiscal year 2005, an improvement of $109,000. The tax expense for the first quarter of fiscal year 2006 was $55,000 and was based on the expected effective tax rate of 46% for the entire fiscal year 2006. We recorded a tax expense of $5,000 related to income from operations in the first quarter of fiscal year 2005 based on an effective tax rate of 41%. The effective tax rates were calculated by estimating the federal tax liability, combined with the pertinent taxes in the states in which we operate and non-deductible permanent items, for the full fiscal year.

Net Income

Net income of $65,000 for the three months ended January 31, 2006 increased from net income of $7,000 in the corresponding period in fiscal year 2005. The increase is attributable to higher sales, improved gross margin, and stable operating and interest expenses in the first quarter of fiscal year 2006 as compared to the same period in fiscal year 2005.

Trends

While sales have continued to grow, net of acquisitions, from year to year, the increase has generally been generated by our non-core products. As we have discussed in the past, industry dynamics have created a more competitive environment for our core products in most markets in recent years. We expect water sales to continue to grow and rental revenue to continue to slowly decrease or remain flat from year to year. The decrease in rental revenue will be offset from the sale of coolers and coffee machines. We expect single serve coffee continue to increase at a rate comparable to the last 12 months. However, the growth of coffee sales and sale of equipment are not as profitable as our traditional product lines - five gallon water and cooler rental. We expect to increase net income in 2006 but the extent of the increase is largely dependent the on coffee and ancillary products and new product offerings to leverage our distribution system.

Operating costs continue to be threatened by outside conditions such as fuel, insurance, and administrative expenses related to regulatory requirements. The SEC has extended the period to comply with Section 404 of the Sarbanes-Oxley Act for non-accelerated filers. We absorbed some of this compliance cost in fiscal year 2005 and expect that most of the remainder of the anticipated cost to comply will be incurred in fiscal year 2007.

In addition, the potential of growth through acquisitions remains viable. We have ample opportunities to acquire businesses through small acquisitions and will take advantage of these opportunities based on price, potential synergies, and access to capital.

                         Liquidity and Capital Resources

As of January 31, 2006 we had working capital of $2,559,000 compared to $3,372,000 as of October 31, 2005, a decrease of $813,000. The decrease in working capital is reflective of seasonal decreases in cash and accounts receivable of $200,000 and $397,000 respectively, and a reduction in prepaid expenses of $507,000 primarily related to insurance costs. The reduction in these current assets more than offset a seasonal decrease in accounts payable of $938,000. In addition, working capital decreased as a result of the reclassification of a $500,000 note receivable from current to long term based on an extension of the terms.

On March 1, 2006 the Company extended the term of the $500,000 note receivable due to us on that date. The note was a portion of the proceeds related to the sale of the assets of the Company's retail segments on March 1, 2004. The note receivable is now due on March 1, 2007. The remaining terms of the note remain substantially unchanged.

We routinely use cash for capital expenditures and repayment of debt. In the first quarter of fiscal year 2006 we spent $672,000 on capital expenditures including coolers, brewers, bottles and racks related to home and office distribution as well as bottling equipment and leasehold improvements.

In the first quarter of fiscal year 2006 we paid $750,000 to pay down our term debt with Bank of America. As of January 31, 2006 we had $600,000 outstanding on our acquisition line of credit and there was no outstanding loan balance but $1,391,000 of letters credit outstanding on our revolving line of credit. Also as of January 31, 2006, there was $6,900,000 and $4,609,000 available on the acquisition and revolving lines of credit, respectively.

Our Loan and Security agreement requires that we be in compliance with certain financial covenants at the end of each fiscal quarter. The covenant requirements include senior fixed charge coverage of greater than 1.25 to 1, total fixed charge coverage of greater than 1 to 1, and senior debt to EBITDA of greater than 2.75 to 1.

As of January 31, 2006 we are in compliance with all of the financial covenants of our senior credit facility.

In addition to our senior and subordinated debt commitments, we have significant future cash commitments, primarily in the form of operating leases that are not reported on the balance sheet. The following table sets forth our contractual commitments as of January 31, 2005:

                                                     PAYMENT DUE BY PERIOD
                              ------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS          TOTAL         2006       2007-2008     2009-2010     AFTER 2010
-----------------------       -----------   ----------   -----------   -----------   -----------
Debt (1)                      $40,492,000   $2,518,000   $ 7,374,000   $ 8,680,000   $21,920,000
Interest on Debt (1)           18,669,000    3,472,000     6,259,000     5,098,000     3,840,000
Operating Leases                9,229,000    1,928,000     4,425,000     2,676,000       200,000
Coffee Purchase Commitments     1,374,000    1,124,000       250,000            --            --
                              -----------   ----------   -----------   -----------   -----------
Total                         $69,764,000   $9,042,000   $18,308,000   $16,454,000   $25,960,000
                              ===========   ==========   ===========   ===========   ===========

(1) Interest based on 75% of outstanding senior debt at the hedged interest rate discussed above, 25% of outstanding senior debt at a variable rate of 6.82%, and subordinated debt at a rate of 12%.

As of the date of this report, we have no other material contractual obligations or commitments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Market risks relating to our operations result primarily from changes in interest rates and commodity prices.

INTEREST RATE RISKS

We use interest rate "swap" agreements to curtail interest rate risk. At January 31, 2006, we had approximately $7,000,000 of long-term debt subject to variable interest rates. Under the credit agreement with Bank of America, we pay interest at a rate of LIBOR plus a margin of 2.50%, or 7.07% at January 31, 2006. A hypothetical 100 basis point increase in the LIBOR rate would result in an additional $70,000 of interest expense on an annualized basis. Conversely, a decrease would result in a proportionate interest cost savings.

As of January 31, 2006, we have fixed the interest rate on $10 million of debt at 4.24% with a swap agreement until June 2006 (the "Original Swap"). On May 3, 2005, we entered into a second swap in conjunction with our senior financing (the "May 2005 Swap"). Our credit agreement requires that we fix the interest rate on 75% of our term debt for the life of the loan. The May 2005 Swap fixes the interest rate at 4.66%, plus the applicable margin, 2.50% at January 31, 2006, and amortizes concurrently with the loan principal to fix the interest rate with respect to 75% of the outstanding principal, including the Original Swap. When the Original Swap matures in June 2006 the balance of the May 2005 swap will increase to fix the interest rate on 75% of the term loan on an amortizing basis. As of January 31, 2006, the total notional amount committed to swap agreements was $19.3 million.

As of January 31, 2006, these were rates favorable to the market. We will continue to evaluate swap rates as the market dictates. They serve to stabilize our cash flow and expense but ultimately may cost more or less in interest than if we had carried all of our debt at a variable rate over the swap term. To date we have fixed rates as required by our credit agreement with the bank. Future low rates may compel us to fix a higher portion to further stabilize cash flow and expenses as we monitor short and long term rates and debt balances.

COMMODITY PRICE RISKS

Coffee

The cost of our coffee purchases is dictated by commodity prices. We enter into contracts to mitigate market fluctuation of these costs by fixing the price with our suppliers for certain periods. Currently, we have fixed the price of our anticipated supply through May 2006 at "green" prices ranging from $.95 to $1.15 per pound. We are not insulated from price fluctuations beyond that date. At our existing sales levels, an increase in pricing of $.10 per pound would increase our total cost for coffee $75,000, on an annual basis. In this case, competitors that had fixed pricing might have a competitive advantage.

Diesel Fuel

We operate vehicles to deliver product to customers. The cost of fuel to operate these vehicles fluctuates over time. Over the last year, fuel prices increased significantly. We estimate that a $0.10 increase per gallon in fuel cost would result in an increase to operating costs of approximately $60,000 on an annual basis. In aggregate, we have spent approximately an additional $83,000 on fuel as a result of higher prices in the first quarter of fiscal year 2006 compared to the comparable period of 2005. We have offset some of this cost by adjusting our price to our customers on a monthly basis while fuel prices are higher.

ITEM 4. CONTROLS AND PROCEDURES

Our chief executive officer, our chief financial officer, and other members of our senior management team have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as January 31, 2006. Based on such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were adequate and effective to provide reasonable assurance that information required to be disclosed by us, including our consolidated subsidiary, in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the three months ended January 31, 2006, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

ITEM 1A. RISK FACTORS

     There have been no material changes in our Risk Factors since they were disclosed in Form 10-K for the period ending October 31, 2005.

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

Dated: March 17, 2006

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