Form 10-Q
period 2006-04-30
VERMONT PURE HOLDINGS LTD/DE
filed 2006-06-14
CIK 1123316

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended April 30, 2006

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

                               Yes   X   No
                                   -----    -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                               Yes       No   X
                                   -----    -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                               Yes       No   X
                                   -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                Shares outstanding at
            Class                   June 7, 2006
            -----               ---------------------
Common Stock, $.001 Par Value         21,645,641

                   VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

                                Table of Contents

                                                                     Page Number
                                                                     -----------
Part I -  Financial Information

          Item 1.  Financial Statements

                   Condensed Consolidated Balance Sheets as of
                   April 30, 2006 and October 31, 2005 (unaudited)          3

                   Condensed Consolidated Statements of Operations
                   for the Three and Six Months ended
                   April 30, 2006 and 2005 (unaudited)                      4

                   Condensed Consolidated Statements of Cash
                   Flows for the Six Months ended April 30, 2006
                   and 2005 (unaudited)                                     5

                   Notes to Condensed Consolidated Financial
                   Statements (unaudited)                                6-13

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations        14-21

          Item 3.  Quantitative and Qualitative Disclosures About
                   Market Risk                                          22-23

          Item 4.  Controls and Procedures                                 24

Part II - Other Information

          Item  1  Legal Proceedings                                       25

          Item 1a. Risk Factors                                            25

          Item 4   Submission of Matters to a Vote of Security
                   Holders                                              25-26

          Item 6.  Exhibits                                                26

Signature                                                                  27

                   VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    April 30,     October 31,
                                                                      2006           2005
                                                                  ------------   ------------
                                                                   (unaudited)    (unaudited)
                               ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                      $    517,657   $  1,895,810
   Accounts receivable - net                                         7,407,944      7,249,801
   Inventories                                                       1,276,905      1,133,315
   Current portion of deferred tax asset                               796,662        796,662
   Other current assets                                              1,206,158      1,699,370
   Unrealized gain on derivatives                                      210,810        168,582
                                                                  ------------   ------------
      TOTAL CURRENT ASSETS                                          11,416,136     12,943,540
                                                                  ------------   ------------
PROPERTY AND EQUIPMENT - net of accumulated depreciation            10,900,556     10,890,376
                                                                  ------------   ------------

OTHER ASSETS:
   Goodwill                                                         74,747,130     74,755,851
   Other intangible assets - net of accumulated amortization         3,534,802      3,569,818
   Deferred tax asset                                                  654,729        654,729
   Other assets                                                         75,000         75,000
                                                                  ------------   ------------
      TOTAL OTHER ASSETS                                            79,011,661     79,055,398
                                                                  ------------   ------------
TOTAL ASSETS                                                      $101,328,353   $102,889,314
                                                                  ============   ============

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long term debt                              $  3,327,000   $  3,266,750
   Accounts payable                                                  1,619,568      2,582,105
   Accrued expenses                                                  2,897,382      2,990,129
   Current portion of customer deposits                                726,412        732,835
                                                                  ------------   ------------
      TOTAL CURRENT LIABILITIES                                      8,570,362      9,571,819
                                                                  ------------   ------------
   Long term debt, less current portion                             36,750,000     37,975,000
   Customer deposits                                                 2,914,546      2,933,732
                                                                  ------------   ------------
      TOTAL LIABILITIES                                             48,234,908     50,480,551
                                                                  ------------   ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock - $.001 par value, 50,000,000 authorized shares
      21,717,191 issued and 21,645,641 outstanding shares as of
      April 30, 2006 and 21,744,817 issued and 21,673,267
      outstanding as of October 31, 2005                                21,717         21,744
   Additional paid in capital                                       58,176,182     58,207,645
   Treasury stock, at cost, 71,550 shares as of April 30, 2006
      and October 31, 2005                                            (264,735)      (264,735)
   Unearned compensation                                                    --       (134,250)
   Accumulated deficit                                              (5,050,529)    (5,590,223)
   Accumulated other comprehensive income, net of tax                  210,810        168,582
                                                                  ------------   ------------
      TOTAL STOCKHOLDERS' EQUITY                                    53,093,445     52,408,763
                                                                  ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $101,328,353   $102,889,314
                                                                  ============   ============

          See notes to the condensed consolidated financial statements.

                   VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Three months ended           Six months ended
                                                              April 30,                   April 30,
                                                      -------------------------   -------------------------
                                                          2006          2005          2006          2005
                                                      -----------   -----------   -----------   -----------
                                                             (unaudited)                 (unaudited)
NET SALES                                             $15,240,516   $14,755,872   $29,854,230   $28,719,632
COST OF GOODS SOLD                                      6,475,807     6,167,839    12,875,043    12,099,715
                                                      -----------   -----------   -----------   -----------
GROSS PROFIT                                            8,764,709     8,588,033    16,979,187    16,619,917
                                                      -----------   -----------   -----------   -----------

OPERATING EXPENSES:
   Selling, general and administrative expenses         6,698,666     6,896,252    13,500,280    13,673,106
   Advertising expenses                                   220,504       294,709       490,131       550,548
   Amortization                                           217,980       193,611       426,787       388,893
   (Gain) loss on disposal of property and
      equipment                                            (9,924)        6,009       (11,705)      (11,885)
                                                      -----------   -----------   -----------   -----------
TOTAL OPERATING EXPENSES                                7,127,226     7,390,581    14,405,493    14,600,662
                                                      -----------   -----------   -----------   -----------
INCOME FROM OPERATIONS                                  1,637,483     1,197,452     2,573,694     2,019,255
                                                      -----------   -----------   -----------   -----------

OTHER EXPENSE:
      Interest                                           (759,042)     (850,156)   (1,575,238)   (1,660,914)
      Miscellaneous                                            --            --            --            --
                                                      -----------   -----------   -----------   -----------
TOTAL OTHER EXPENSE                                      (759,042)     (850,156)   (1,575,238)   (1,660,914)
                                                      -----------   -----------   -----------   -----------
INCOME  BEFORE INCOME TAXES                               878,441       347,296       998,456       358,341
INCOME TAX EXPENSE                                       (403,630)     (142,573)     (458,762)     (147,105)
                                                      -----------   -----------   -----------   -----------
NET INCOME                                            $   474,811   $   204,723   $   539,694   $   211,236
                                                      ===========   ===========   ===========   ===========
NET INCOME PER SHARE - BASIC:                         $      0.02   $      0.01   $      0.02   $      0.01
                                                      ===========   ===========   ===========   ===========
NET INCOME PER SHARE - DILUTED:                       $      0.02   $      0.01   $      0.02   $      0.01
                                                      ===========   ===========   ===========   ===========
WEIGHTED AVERAGE SHARES USED IN COMPUTATION - BASIC    21,645,641    21,624,827    21,627,496    21,582,605
                                                      ===========   ===========   ===========   ===========
WEIGHTED AVERAGE SHARES USED IN COMPUTATION -
   DILUTED                                             21,645,641    21,635,277    21,627,496    21,591,115
                                                      ===========   ===========   ===========   ===========

          See notes to the condensed consolidated financial statements.

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Six months ended April 30,
                                                           --------------------------
                                                               2006          2005
                                                           -----------   ------------
                                                                   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                  539,694   $    211,236
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation                                           2,048,168      2,505,794
      Bad debt provision                                       185,348        223,492
      Amortization                                             426,787        388,893
      Non cash interest expense                                 51,941             --
      Gain on disposal of property and equipment               (11,705)       (11,885)
      Non cash compensation                                     14,064         28,600
   Changes in assets and liabilities:
      Accounts receivable                                     (343,491)      (668,990)
      Inventories                                             (143,590)       (16,029)
      Other current assets                                     389,328       (497,899)
      Other assets                                                  --        461,000
      Accounts payable                                        (962,537)      (790,754)
      Customer deposits                                        (25,609)        45,845
      Accrued expenses                                         (92,747)        72,571
                                                           -----------   ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                    2,075,651      1,951,874
                                                           -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment                (1,708,736)    (1,496,326)
   Proceeds from sale of fixed assets                           94,669        102,604
   Cash used for acquisitions                                 (363,682)            --
                                                           -----------   ------------
NET CASH USED IN INVESTING ACTIVITIES                       (1,977,749)    (1,393,722)
                                                           -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from line of credit                                772,973      2,000,000
   Payments on line of credit                                 (772,973)    (2,100,000)
   Proceeds from debt                                               --     28,000,000
   Principal payment on debt                                (1,564,750)   (27,882,128)
   Payments of debt issuance costs                                  --       (185,000)
   Sale of common stock                                         88,695         78,610
                                                           -----------   ------------
NET CASH USED IN FINANCING ACTIVITIES                       (1,476,055)       (88,518)
                                                           -----------   ------------
NET INCREASE (DECREASE) IN CASH                             (1,378,153)       469,634
CASH - Beginning of period                                   1,895,810        783,445
                                                           -----------   ------------
CASH - End of period                                       $   517,657   $  1,253,079
                                                           ===========   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION,
   EXCLUDING NON-CASH FINANCING AND INVESTING ACTIVITIES
Cash paid for interest                                     $ 1,637,117   $  1,736,779
                                                           ===========   ============
Cash paid for income taxes                                 $    75,258   $    194,400
                                                           ===========   ============
NON-CASH FINANCING AND INVESTING ACTIVITIES:
      Property, plant and equipment financed with
      proceeds from debt                                   $   400,000   $         --
                                                           ===========   ============

          See notes to the condensed consolidated financial statements.

                   VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the condensed consolidated financial position, results of operations, and cash flows for the periods presented. The results have been determined on the basis of generally accepted accounting principles and practices in the United States of America ("GAAP"), applied consistently with the Annual Report on Form 10-K of Vermont Pure Holdings, Ltd. (the "Company") for the year ended October 31, 2005.

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

2.   STOCK BASED COMPENSATION

     Effective November 1, 2005, the Company adopted the provisions of SFAS No. 123, "Share-Based Payments (revised 2004)" (SFAS No. 123R). SFAS No. 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, the requisite service period (usually the vesting period). SFAS No. 123R also requires companies to measure the cost of employee services received in exchange for Employee Stock Purchase Plan ("ESPP") awards and the Company is required to expense the grant date fair value of the Company's ESPP awards.

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

     In April 1998, the Company's shareholders approved the 1998 Incentive and Non Statutory Stock Option Plan. In April 2003, the Company's shareholders approved an increase in the authorized number of shares to be issued under its 1998 Incentive and Non-Statutory Stock Option Plan from 1,500,000 to 2,000,000. This plan provides for issuances of up to 2,000,000 options to purchase the Company's common stock under the administration of the compensation committee of the Board of Directors. The intent of the plan is to reward options to officers, employees, directors, and other individuals providing services to the Company. The following table summarizes the activity related to stock options and outstanding stock option balances during the six months ended April 30, 2006:

                              Outstanding Options   Weighted Average
                                    (Shares)         Exercise Price
                              -------------------   ----------------
Balance at October 31, 2005        2,626,490              $2.96
   Exercised                          (5,000)              1.80
   Expired                        (1,804,303)              2.96
                                  ----------
Balance at October 31, 2003          817,187               2.95
                                  ==========

     The following table summarizes information pertaining to outstanding stock options as of April 30, 2006:

                              Weighted Average   Weighted                 Weighted
   Exercise     Outstanding       Remaining       Average   Exercisable    Average
    Price         Options        Contractual     Exercise     Options     Exercise
    Range         (Shares)           Life          Price      (Shares)      Price
-------------   -----------   ----------------   --------   -----------   --------
$1.80 - $2.60     329,500            6.6           $2.37      329,500       $2.37
$2.81 - $3.38     412,687            3.9            3.22      412,687        3.22
$3.50 - $4.25      70,000            4.2            3.99       70,000        3.99
$4.28 - $4.98       5,000            5.7            4.98        5,000        4.98
                  -------                                     -------
                  817,187                          $2.95      817,187       $2.95
                  =======                                     =======

     All incentive and non-qualified stock option grants had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006 ESPP shares are granted at 95% of the lower of the fair market value at the commencement of the offering or the last day of the payroll payment period. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

     The grant-date fair value of the share options issued in 2005 was estimated using the Black-Scholes option-pricing model with the following assumptions: an expected life averaging 5 years; an average volatility of 36%; no dividend yield; and a risk-free interest rate averaging

     3%. Based on this information and the vesting schedule of the options the Company recognized $1,136 before taxes as compensation, or $614 after taxes, under SFAS No. 123R for the first six months of fiscal year 2006.

     The Company did not grant any equity based compensation in the first six months of fiscal year 2006.

     Prior to the adoption of SFAS No. 123R, the Company followed the accounting treatment prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," when accounting for stock-based compensation granted to employees and directors. Accordingly, no compensation expense was recognized for stock option awards because the exercise price of the Company's stock options equaled or exceeded the market price of the underlying stock on the date of the grant. The Company has elected the modified prospective method under SFAS 123R and accordingly has not restated prior periods. Had compensation cost for the Company's stock option awards and the stock purchase plan been determined based on the fair value at the grant dates for the awards under those plans, consistent with the provisions of SFAS No. 123R, the Company's net income and net income per share for the second quarter and first six months ended April 30, 2005 would have been impacted as follows:

                                                     Three Months    Six Months
                                                      Ended April   Ended April
                                                       30, 2005       30, 2005
                                                     ------------   -----------
Net Income - as reported                               $204,723       $211,236
Effect of compensation expense determined under
   fair value method valuation for all awards, net
   of income tax                                        135,256        177,552
                                                       --------       --------
Pro forma net income                                   $ 69,467       $ 33,684
                                                       ========       ========
Basic net income per share:
   as reported                                         $    .01       $    .01
                                                       ========       ========
   pro forma                                           $    .00       $    .00
                                                       ========       ========
Diluted net income per share:
   as reported                                         $    .01       $    .01
                                                       ========       ========
   pro forma                                           $    .00       $    .00
                                                       ========       ========

     The fair value of each stock option was estimated on the date of the grant using the Black-Scholes option-pricing using the assumptions detailed above.

     Employee Stock Purchase Plan

     On June 15, 1999 the Company's stockholders approved the Vermont Pure Holdings, Ltd. 1999 Employee Stock Purchase Plan. On January 1, 2001, employees commenced participation in the plan. The Company issued 51,934 shares of common stock under this plan during the six months ended April 30, 2006 for proceeds of $79,695. The Company recognized $14,064 in the first six months of fiscal year 2006 as non-cash compensation related to the plan since the total discount to the employees exceeded 5% of the offer price under the plan at the date of purchase. The compensation recognized represents the total discount to the employees. Effective January 1, 2006, the total discount from the offer price to the employees, as calculated under the plan, is 5%.

     The total number of shares of common stock issued under this plan during the six months ended April 30, 2005 was 51,666 for proceeds of $78,610.

     Restricted Shares

     75,000 shares on the Company's common stock that were granted on a restricted basis, and recorded as equity, in 2005 under the 2004 Stock Incentive Plan were forfeited in the first fiscal quarter of 2006. As a result, no compensation was recorded during the six months ended April 30, 2006.

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

     On May 3, 2005, the Company entered into an interest rate hedge agreement in conjunction with its new senior financing (the "May 2005 Swap"). The new credit agreement requires that the Company fix the interest rate on its term debt for the life of the loan. The May 2005 Swap fixes the interest rate at 4.66%, plus the applicable margin, 2.25% at April 30, 2006, and amortizes concurrently with the loan principal to fix the interest rate with respect to 75% of the outstanding principal. In addition to the May 2005 Swap, the Company has another swap (the "Original Swap") which is in the notional amount of $10 million and a fixed rate of 1.74%, plus the applicable margin. When the Original Swap matures in June 2006 the balance of the May 2005 Swap will increase to hedge 75% of the term loan on an amortizing basis. As of April 30, 2006, the total notional amount committed to swap agreements was $18.75 million.

     Based on the floating rate for respective six month periods ended April 30, 2006 and 2005, the Company paid $127,000 less and $21,000 less in interest, respectively, than it would have without the swaps.

     These swaps are considered hedges under SFAS Nos. 133 and 137. Since the instruments are intended to hedge against variable cash flows, they are considered cash flow hedges. As a result, the changes in the fair values of the derivatives are recognized as comprehensive income or loss until the hedged item is recognized in earnings.

4.   COMPREHENSIVE INCOME

     The following table summarizes comprehensive income for the respective periods:

                                                    Three Months Ended     Six Months Ended
                                                        April 30,             April 30,
                                                   -------------------   -------------------
                                                     2006       2005       2006       2005
                                                   --------   --------   --------   --------
Net income                                         $474,811   $204,723   $539,694   $211,236
Other comprehensive income (loss):
Unrealized gain (loss) on derivatives designated
   as cash flow hedges - net of tax                  73,804     (1,434)    42,228     32,926
                                                   --------   --------   --------   --------
Comprehensive income                               $548,615   $203,289   $581,922   $244,162
                                                   ========   ========   ========   ========

5.   NOTE RECEIVABLE

     On March 1, 2006 the Company extended the term of the $500,000 note receivable due to it on that date. The note was a portion of the proceeds related to the sale of the assets of the Company's retail segments on March 1, 2004. The note receivable is now due on March 1, 2007. The remaining terms of the note remain substantially unchanged.

6.   INVENTORIES

     Inventories consisted of the following at:

                     April 30,   October 31,
                       2006          2005
                    ----------   -----------
Finished Goods      $1,135,074   $  994,240
Raw Materials          141,831      139,075
                    ----------   ----------
Total Inventories   $1,276,905   $1,133,315
                    ==========   ==========

7.   INCOME PER SHARE AND WEIGHTED AVERAGE SHARES

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

                                                  Three Months Ended           Six Months Ended
                                                      April 30,                   April 30,
                                              -------------------------   -------------------------
                                                  2006          2005          2006          2005
                                              -----------   -----------   -----------   -----------
Net Income                                    $   474,811   $   204,723   $   539,694   $   211,236
Denominator:
Basic Weighted Average Shares Outstanding      21,645,641    21,624,827    21,627,496    21,582,605
Dilutive effect of Stock Options                        0        10,450             0         8,510
                                              -----------   -----------   -----------   -----------
Diluted Weighted Average Shares Outstanding    21,645,641    21,635,277    21,627,496    21,591,115
                                              -----------   -----------   -----------   -----------
Basic Income Per Share                        $       .02   $       .01   $       .02   $       .01
                                              ===========   ===========   ===========   ===========
Diluted Income Per Share                      $       .02   $       .01   $       .02   $       .01
                                              ===========   ===========   ===========   ===========

     There were 817,187 and 2,648,490 options outstanding as of April 30, 2006 and 2005, respectively. For the three month and six month periods ended April 30, 2006, there were no options used to calculate dilution because all of the options' exercise price exceeded the market price of the underlying common shares. For the three month and six month periods ended April 30, 2005, there were 65,000 options used to calculate the effect of dilution and there were 2,583,490 options not included in the dilution calculation because the options' exercise price exceeded the market price of the underlying common shares.

8.   DEBT

     As of April 30, 2006 the Company had $1,000,000 outstanding on its acquisition line. There no outstanding loan balance but two letters of credit totaling $1,523,000 were outstanding on its revolving line of credit. There was $25,000,000 outstanding on the term loan. As of April 30, 2006, there was $6,500,000 available on the acquisition lines and $4,477,000 available on the revolving lines of credit.

     The Company's Loan and Security agreement requires that it be in compliance with certain financial covenants at the end of each fiscal quarter. The covenants include senior fixed charge coverage of greater than 1.25 to 1, total fixed charge coverage of greater than 1 to 1, and senior debt to EBITDA of greater than 2.75 to 1. As of April 30, 2006, the Company was in compliance with all of the financial covenants of its senior credit facility.

9.   GOODWILL AND OTHER INTANGIBLE ASSETS

     Major components of intangible assets at April 30, 2006 and October 31, 2005 consisted of:

                                              April 30, 2006                 October 31, 2005
                                      -----------------------------   -----------------------------
                                      Gross Carrying    Accumulated   Gross Carrying    Accumulated
                                          Amount       Amortization       Amount       Amortization
                                      --------------   ------------   --------------   ------------
Amortizable Intangible Assets:
Customer Lists and Covenants Not to
   Compete                              $4,975,342      $1,933,250      $4,655,238      $1,527,060
Other Intangibles                          685,113         192,403         633,168         191,528
                                        ----------      ----------      ----------      ----------
Total                                   $5,660,455      $2,125,653      $5,288,406      $1,718,588
                                        ==========      ==========      ==========      ==========

     Amortization expense for the three month periods ending April 30, 2006 and April 30, 2005 was $217,980 and $193,611, respectively. Amortization expense for the six month periods ending April 30, 2006 and April 30, 2005 was $426,787 and $388,893, respectively.

     The changes in the carrying amount of goodwill for the fiscal periods ending April 30, 2006 and October 31, 2005 are as follows:

                                         April 30, 2006   October 31, 2005
                                         --------------   ----------------
Beginning Balance                         $74,755,851       $74,772,591
Goodwill acquired during the period             7,626            36,390
Goodwill disposed of during the period        (16,347)          (53,130)
                                          -----------       -----------
Balance as of the end of the period       $74,747,130       $74,755,851
                                          ===========       ===========

10.  SUBSEQUENT EVENTS

     Litigation

     On May 1, 2006, the Company filed a lawsuit in the Superior Court Department, County of Suffolk, Massachusetts, alleging malpractice and other wrongful acts against three law firms that had been representing the Company in litigation involving Nestle Waters North America, Inc.: Hagens Berman Sobol Shapiro LLP, Ivey & Ragsdale, and Cozen O'Connor. The case is Vermont Pure Holdings, Ltd. vs. Thomas M. Sobol et al., Massachusetts Superior Court CA No. 06-1814.

     Until May 2, 2006, when the Company terminated their engagement, the three defendant law firms represented the Company in litigation in federal district court in Massachusetts known as Vermont Pure Holdings, Ltd. vs. Nestle Waters North America, Inc. (the Nestle litigation). The Company filed the Nestle litigation in early August 2003.

     The Company's lawsuit alleges that the three defendant law firms wrongfully interfered with a proposed June 2003 settlement with Nestle. The complaint includes counts involving negligence, breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, tortuous interference with economic relations, civil conspiracy, and other counts, and seeks declaratory relief and compensatory and punitive damages. There was a hearing on the case on May 4, 2006, in which the Court established timetables for various procedural aspects of the case.

     On May 15, 2006, the Company entered into an agreement with Nestle Waters North America Inc. to resolve pending litigation known as Vermont Pure Holdings, Ltd. v Nestle Waters North America Inc., which is in the United States District Court for the District of Massachusetts. In this lawsuit, filed in August 2003, the Company had made claims under the federal Lanham Act against Nestle. The parties provided mutual releases and have stipulated to dismissal of the case, with neither side admitting liability or wrongdoing.

     Nestle will pay the Company $750,000 by July 1, 2006 in connection with the agreement. No amounts have been recorded in the accompanying financial statements as of and for the periods ended April 30, 2006 related to this settlement.

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

                              Results of Operations

Results of Operations for the Three Months Ended April 30, 2006 (Second Quarter) Compared to the Three Months Ended April 30, 2005

Sales

Sales for the three months ended April 30, 2006 were $15,241,000 compared to $14,756,000 for the corresponding period in 2005, an increase of $485,000 or 3%. Excluding acquisitions, sales were up 1% for the three months ended April 30, 2006 compared to the corresponding period in 2005. The increase was primarily the result of the growth of existing product lines that more than offset a decline in equipment rental revenue in fiscal year 2005.

The comparative breakdown of sales of the product lines for the respective three month periods ended April 30, 2006 and 2005 is as follows:

       Product Line           2006      2005    Difference   % Diff.
       ------------         -------   -------   ----------   -------
                                         (in thousands)
Water                       $ 6,985   $ 7,043      ($58)       (1%)
Coffee and Other Products     6,014     5,373       641        12%
Equipment Rental              2,242     2,340       (98)       (4%)
                            -------   -------     -----
Total                       $15,241   $14,756     $ 485         3%
                            =======   =======     =====

Water - Sales of water and related products decreased as a result of a 1% increase in volume net of a 2% decrease in price. Net of acquisitions, water sales decreased 2% compared to the second quarter of fiscal year 2005.

Coffee and Other Products - Sales of coffee and other products increased 4% from sales volume obtained in acquisitions. Net of acquisitions, sales increased 8%. This increase in sales was attributable to increased volume of all products in this category but primarily to the growth of single serve coffee, which grew 30%, to $1,684,000 in the second quarter of fiscal year 2006 compared to $1,291,000 in the same period in fiscal year 2005. In addition, "other product" sales include fuel adjustments charged to customers to offset increased fuel costs. The fees, which totaled $244,000 for the second quarter of fiscal year 2006, were not charged in the second quarter of fiscal year 2005 and accounted for 5% of the total 12% increase for the category.

Equipment Rental - Equipment rental revenue decreased in the second quarter compared to the same period in fiscal year 2005 primarily as a result of a decline in average cooler rental pricing which decreased 3%. Also, cooler placements declined approximately 1%. The decrease in price and placements is directly attributable to continuing competition from other rental and retail outlets. Net of acquisitions, equipment rental decreased 5% compared to the second quarter of fiscal year 2005.

Gross Profit/Cost of Goods Sold - For the three months ended April 30, 2006, gross profit increased $177,000, or 2%, to $8,765,000 from $8,588,000 for the comparable period in 2005. The increase in gross profit was primarily due to higher sales. Gross profit, as a percentage of sales, decreased almost 1% compared to the second quarter of fiscal year 2005. The decrease in gross profit, as a percentage of sales, was a result of a change in product sales mix as the sales increase was attributable to lower margin products. Most notably, the profit margin on single serve coffee is less than water and traditional coffee products.

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

Operating Expenses and Income from Operations

Total operating expenses decreased to $7,127,000 in the second quarter of fiscal year 2006 from $7,391,000 in the comparable period in fiscal year 2005, a decrease of $264,000, or 4%.

Selling, general and administrative (SG&A) expenses decreased $197,000, or 3%, to $6,699,000 in the second quarter of fiscal year 2006 compared to $6,896,000 in the same period of fiscal 2005. Of total SG&A expenses, route distribution costs increased $38,000, or 1%, to $3,335,000 in the second quarter of fiscal year 2006 from $3,297,000 for the comparable period a year ago. The increase is attributable to route labor costs which increased $80,000, or 4% as a result of increased sales. The increase in was partially offset by a decrease in other route costs, primarily lease, fuel, utility, and insurance costs. Selling costs decreased $28,000, or 4%, as a result of the elimination of external sales staff. Administration costs decreased $207,000, or 7%, primarily as a result of a decrease in legal and consulting fees. In the second quarter of fiscal year 2005 administration costs included consulting costs totaling $65,000 related to regulatory compliance and legal costs totaling $208,000 associated with the refinancing of the senior debt facility with Bank of America that did not recur in the same quarter of the current year.

Advertising expenses were $221,000 in the second quarter of fiscal year 2006 compared to $295,000 in the second quarter of fiscal year 2005, a decrease of $74,000, or 25%. The decrease in advertising costs is related to a decrease in yellow page and other print advertising.

Amortization increased $24,000, or 12%, to $218,000 in the second quarter of fiscal year 2006 from $194,000 in the second quarter of fiscal year 2005. The increase is attributable to intangible assets that were acquired as part of several acquisitions in fiscal year 2005.

Income from operations for the three months ended April 30, 2006 was $1,637,000 compared to $1,197,000 in the same period in 2005, an increase of $440,000, or 4%. The increase was a result of higher sales and gross margin and lower operating costs.

Interest, Taxes, and Other Expenses

Interest expense was $759,000 for the three months ended April 30, 2006 compared to $850,000 in the three months ended April 30, 2005, a decrease of $91,000. Lower interest costs were primarily a result of lower outstanding debt and fixed rates for the majority of the balance despite higher market interest rates for the variable portion.

Income tax expense for the second quarter of fiscal year 2006 was $404,000 and was based on the expected effective tax rate of 46% for the entire fiscal year 2006. We recorded a tax expense of $143,000 related to income from operations in the second quarter of fiscal year 2005 based on an effective tax rate of 41%. The effective tax rates were calculated by estimating the federal tax liability, combined with the pertinent taxes in the states in which we operate and non-deductible permanent items, for the full fiscal year.

Net Income

Net income increased $270,000 to $475,000 for the three months ended April 30, 2006 from net income of $205,000 in the corresponding period in fiscal year 2005. The increase is attributable to higher sales, improved gross profit, and lower operating and interest expenses in the second quarter of fiscal year 2006 as compared to the same period in fiscal year 2005.

Results of Operations for the Six Months Ended April 30, 2006 Compared to the Six Months Ended April 30, 2005

Sales

Sales for the first six months of 2006 were $29,854,000 compared to $28,720,000 for the first six months of 2005, an increase of $1,134,000 or 4%. The increase was primarily the result of acquisitions as well as increases in prices of all of our product categories, excluding equipment rental, as well as higher volume of single-serve coffee products. Net of acquisitions, sales increased 3% over the corresponding period in the prior year.

The comparative breakdown of sales of the product lines for the first six months of 2006 and 2005 is as follows:

       Product Line             2006           2005        Difference    % Diff.
       ------------         ------------   ------------   ------------   -------
                            (in 000's $)   (in 000's $)   (in 000's $)
Water                          $13,498        $13,483        $   15        --
Coffee and Other Products       11,843         10,542         1,301        12%
Equipment Rental                 4,513          4,695          (182)       (4%)
                               -------        -------        ------
Total                          $29,854        $28,720        $1,134         4%
                               =======        =======        ======

Water - Water sales increased 3% related to price and decreased 3% related to volume which resulted in sales being essentially unchanged from a year ago. Average selling price increased as result of increases in list prices. Water sales were substantially unaffected by acquisitions in the first six months of fiscal year 2006.

Coffee and Other Products - Net of acquisitions, revenues in the category increased 9%. The increase in sales was attributable to increased volume of all products in this category but primarily to the growth of single serve coffee, which grew 34%, to $3,249,000 in the first half of fiscal year 2006 compared to $2,433,000 in the same period in fiscal year 2005. Fuel adjustments charged to customers totaled $451,000 for the first six months of fiscal year 2006. These adjustments were not charged in the second quarter of fiscal year 2005 and accounted for 4% of the total 12% increase for the category.

Equipment Rental -Equipment rental increased as a result of water cooler placements and rental of single serve coffee equipment. Average price decreased 3% and placements were not materially different than a year ago. Equipment rental has been substantially unaffected by acquisitions in the first six months of fiscal year 2006.

Gross Profit/Cost of Goods Sold

Gross profit increased $359,000, or 2%, to $16,979,000 for the first six months of 2006 from $16,620,000 for the first six months of 2005. The increase in gross profit was attributable to higher sales. As a percentage of sales, gross profit decreased to 56% of sales from 58% for the respective periods. The decrease in gross profit, as a percentage of sales, was attributable to a change in product sales mix as the sales increase was attributable to lower margin products. Most notably, the profit margin on single serve coffee is less than water and traditional coffee products.

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

Income from Operations/Operating Expenses

Total operating expenses in the first six months of 2006 were $14,405,000 in the first six months of 2005 compared to 14,601,000 for the comparable period in fiscal 2005, a decrease of $196,000 or 1%.

Selling, general and administrative (SG&A) expenses were $13,500,000 and $13,673,000 for the first six months of 2006 and 2005, respectively, a decrease of $173,000 or 1%. Of total SG&A expenses, route distribution costs increased $65,000, or 1%, primarily related to labor for commission-based sales from increased product volume, fuel due to market prices, vehicle lease and repair costs, and insurance costs due to market rates and loss experience. Total route distribution costs for the first half of fiscal year 2006 were $6,629,000 compared to $6,564,000 for the same period in fiscal year 2005. In addition, selling costs increased $25,000, or 2% as a result of increased sales staffing. Administration costs decreased $263,000, or 5%, to $5,428,000 from $5,681,000 as a result of a decrease in legal and consulting costs. In the second quarter of 2005, $208,000 in legal fees were incurred to refinance the senior debt facility and $65,000 in consulting fees was incurred related to regulatory compliance. These costs did not re-occur in the second quarter of 2006.

Advertising expenses were $490,000 in the first six months of 2006 compared to $551,000 in the first six months of 2005, a decrease of $61,000, or 11%. The decrease in advertising costs is related to lower yellow page and other print advertising.

Amortization increased to $427,000 in the first six months of 2006 from $389,000 in the first six months of 2005, an increase of $38,000, or 10%. The increase is attributable to intangible assets that were acquired as part of several acquisitions in fiscal year 2005.

Income from operations for the first six months of 2006 was $2,574,000 compared to $2,019,000 in the first six months of 2005, an increase of $555,000 or 27%. The increase was a result of higher sales and gross margin and lower operating costs.

Interest, Taxes, and Other Expenses

Interest expense was $1,575,000 for the first six months of 2006 compared to $1,661,000 in the first six months of 2005, a decrease of $86,000. Lower interest costs were primarily a result of lower amounts of senior and subordinated debt while largely avoiding market rate increases by fixing rates.

Income tax expense of $459,000 for the first six months of 2006 is an increase of $312,000 from tax expense of $147,000 for the same period a year ago. The tax expense and benefit were determined by using an annual effective tax rate of 46% for fiscal year 2006 and 41% for fiscal year 2005, which represents the estimated federal and state income tax expense for the respective years. The effective tax rates were calculated by estimating the federal tax liability, combined with the pertinent taxes in the states in which we operate and non-deductible permanent items, for the full fiscal year.

Net Income

Net income of $540,000 for the six months of 2006 was attributable to continuing operations. This represented an improvement of $329,000 from net income of $211,000 in the first six months of 2005.

Trends

While our year to year sales have continued to grow, net of acquisitions, recent increases have primarily been generated by our non-core products, most notably single serve coffee. As we have discussed in the past, industry dynamics have created a more competitive environment for our core products in most markets in recent years. Accordingly, despite the small decrease in water sales in the second quarter, we expect water sales to continue to grow modestly and rental revenues to continue to decrease slowly or to remain flat from year to year. The decrease in rental revenues will be offset to some extent by the sale of coolers and coffee machines. Going forward, we expect single-serve coffee sales to continue to increase at a rate comparable to the past 12 months. However, coffee sales and the sale of equipment have lower profit margins than our traditional core products. We expect to increase net income in 2006, but the extent of the increase is dependant upon coffee and ancillary products and new product offerings that leverage our distribution system.

In June of 2006, Green Mountain Coffee Roasters, Inc. is expected to complete its previously announced acquisition of 100% of the stock of Keurig Premium Coffee Systems, which supplies our single-serve coffee systems. GMCR previously owned 35% of Keurig. We do not expect this transaction to have any effect on our business with Keurig.

Operating costs continue to be threatened by outside conditions such as fuel, insurance, and administrative expenses related to regulatory requirements. The SEC has extended the period to comply with Section 404 of the Sarbanes-Oxley Act for non-accelerated filers. We incurred some of this compliance cost in fiscal year 2005 and expect that most of the remainder of the anticipated cost to comply will be incurred in fiscal year 2007 and 2008.

We have offset increased fuel costs with additional charges to customers for that particular purpose. We expect to keep the charges in place for as long as these costs remain high, or to convert the charges to price increases on our products. Although the market has been receptive to the additional charges, no assurance can be given that customers will be receptive to higher prices for our products if fuel prices stay at current market levels or increase.

In May 2006, we entered into an agreement with Nestle Waters North America Inc. to resolve pending litigation known as Vermont Pure Holdings, Ltd. v Nestle Waters North America Inc., which is in the United States District Court for the District of Massachusetts. Nestle will pay the Company $750,000 by July 1, 2006 in connection with the agreement. However, the Company has incurred legal expenses in conjunction with that settlement and expects to incur significant legal expenses relating to a suit brought against its former attorneys by the Company. It is expected that most, if not all, of the funds from the settlement, net of tax, will be used for legal fees.

The potential of growth through acquisitions remains viable. We have ample opportunities to acquire businesses through small acquisitions and will take advantage of these opportunities based on price, potential synergies, and access to capital.

                         Liquidity and Capital Resources

As of April 30, 2006 we had working capital of $2,846,000 compared to $3,372,000 as of October 31, 2005, a decrease of $526,000. The decrease in working capital is reflective of a decrease in cash of $1,378,000 due to seasonal affects and $364,000 used for an acquisition, and a reduction in prepaid expenses of $594,000 primarily related to insurance costs. The reduction in these current assets combined with smaller increases in accounts receivable, inventories and notes receivable, $398,000 in aggregate, more than offset a seasonal decrease in accounts payable of $962,000.

On March 1, 2006 the Company extended the term of the $500,000 note receivable due to us on that date. The note was a portion of the proceeds related to the sale of the assets of the Company's retail segments on March 1, 2004. The note receivable is now due on March 1, 2007. The remaining terms of the note remain substantially unchanged.

We routinely use cash for capital expenditures and repayment of debt. In the first half of fiscal year 2006 we spent $2,109,000 on capital expenditures including coolers, brewers, bottles and racks related to home and office distribution as well as bottling equipment and leasehold improvements.

In the first half of fiscal year 2006 we paid $1,500,000 to pay down our term debt with Bank of America and an additional $112,000 to pay a note to the seller related to the purchase of a business. During the second quarter we borrowed $400,000 from our acquisition and capital expenditure line of credit to purchase a packaging machine and as of April 30, 2006 we had $1,000,000 outstanding on that line of credit. There was no outstanding loan balance but $1,523,000 of letters credit outstanding on our revolving line of credit. Consequently, as of April 30, 2006 there was $6,500,000 and $4,477,000 available on the acquisition and revolving lines of credit, respectively.

Our Loan and Security agreement requires that we be in compliance with certain financial covenants at the end of each fiscal quarter. The covenant requirements include senior fixed charge coverage of greater than 1.25 to 1, total fixed charge coverage of greater than 1 to 1, and senior debt to EBITDA of greater than 2.75 to 1. As of April 30, 2006 we were in compliance with all of the financial covenants of our senior credit facility.

In addition to our senior and subordinated debt commitments, we have significant future cash commitments, primarily in the form of operating leases that are not reported on the balance sheet. The following table sets forth our contractual commitments as of April 30, 2006:

                                                     PAYMENT DUE BY PERIOD
                              ------------------------------------------------------------------
                                             REMAINDER
CONTRACTUAL OBLIGATIONS          TOTAL        OF 2006     2007-2008     2009-2010     AFTER 2010
-----------------------       -----------   ----------   -----------   -----------   -----------
Debt                          $40,077,000   $1,702,000   $ 7,375,000   $ 8,800,000   $22,200,000
Interest on Debt (1)           17,324,000    1,766,000     6,424,000     5,252,000     3,882,000
Operating Leases                9,546,000    1,339,000     4,866,000     3,072,000       269,000
Coffee Purchase Commitments       422,000      316,000       106,000            --            --
                              -----------   ----------   -----------   -----------   -----------
Total                         $67,369,000   $5,123,000   $18,771,000   $17,124,000   $26,351,000
                              ===========   ==========   ===========   ===========   ===========

(1) Interest based on 75% of outstanding senior debt at the hedged interest rate discussed above, 25% of outstanding senior debt at a variable rate of 7.27%, and subordinated debt at a rate of 12%.

As of the date of this report, we have no other material contractual obligations or commitments.

Subsequent to April 30, 2006, we settled a lawsuit that we had brought against a competitor. The terms of the settlement require that payment of $750,000 be made to us by July 31, 2006. We have not fully assessed the tax consequences of this settlement. In addition, in May 2006, we received $118,000 in full payment of principal and interest, of a note receivable that was due on January 31, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Market risks relating to our operations result primarily from changes in interest rates and commodity prices.

INTEREST RATE RISKS

We use interest rate swap agreements to curtail interest rate risk. At April 30, 2006, we had approximately $7,000,000 of long-term debt subject to variable interest rates. Under the credit agreement with Bank of America, we pay interest at a rate of LIBOR plus a margin of 1.90% on our term debt, or 6.92% at April 30, 2006. The applicable margin is 1.65% for our acquisition and operating lines of credit. A hypothetical 100 basis point increase in the LIBOR rate would result in an additional $70,000 of interest expense on an annualized basis. Conversely, a decrease would result in a proportionate interest cost savings.

As of April 30, 2006, we have fixed the interest rate on $10 million of debt at 3.99% with a swap agreement until June 2006 (the "Original Swap"). On May 3, 2005, we entered into a second swap in conjunction with our senior financing (the "May 2005 Swap"). Our credit agreement requires that we fix the interest rate on 75% of our term debt for the life of the loan. The May 2005 Swap fixes the interest rate at 4.66%, plus the applicable margin, 1.90% at April 30, 2006, and amortizes concurrently with the loan principal to fix the interest rate with respect to 75% of the outstanding principal, including the Original Swap. When the Original Swap matures in June 2006 the balance of the May 2005 swap will increase to fix the interest rate on 75% of the term loan on an amortizing basis. As of April 30, 2006, the total notional amount committed to swap agreements was $18.75 million.

As of April 30, 2006, these were rates favorable to the market. We will continue to evaluate swap rates as the market dictates. They serve to stabilize our cash flow and expense but ultimately may cost more or less in interest than if we had carried all of our debt at a variable rate over the swap term. To date we have fixed rates as required by our credit agreement with the bank. Future low rates may compel us to fix a higher portion to further stabilize cash flow and expenses as we monitor short and long term rates and debt balances.

COMMODITY PRICE RISKS

Coffee

The cost of our coffee purchases is dictated by commodity prices. We enter into contracts to mitigate market fluctuation of these costs by fixing the price with our suppliers for certain periods. Currently, we have fixed the price of our anticipated supply through September 2006 at "green" prices ranging from $1.00 to $1.15 per pound. We are not insulated from price fluctuations beyond that date. At our existing sales levels, an increase in pricing of $.10 per pound would increase our total cost for coffee $75,000, on an annual basis. In this case, competitors that had fixed pricing might have a competitive advantage.

Diesel Fuel

We operate vehicles to deliver product to customers. The cost of fuel to operate these vehicles fluctuates over time. Over the last year, fuel prices increased significantly. We estimate that a $0.10 increase per gallon in fuel cost would result in an increase to operating costs of approximately $60,000 on an annual basis. In aggregate, we have spent approximately an additional $237,000 on fuel as a result of higher prices in the first six months of fiscal year 2006 compared to the comparable period of 2005. We have offset some of this cost by adjusting our price to our customers on a monthly basis while fuel prices are higher.

ITEM 4. CONTROLS AND PROCEDURES

Our chief executive officer, our chief financial officer, and other members of our senior management team have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as April 30, 2006. Based on such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were adequate and effective to provide reasonable assurance that information required to be disclosed by us, including our consolidated subsidiary, in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the three months ended April 30, 2006, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

ITEM 1 LEGAL PROCEEDINGS

On May 1, 2006, the Company filed a lawsuit in the Superior Court Department, County of Suffolk, Massachusetts, alleging malpractice and other wrongful acts against three law firms that had been representing the Company in litigation involving Nestle Waters North America, Inc.: Hagens Berman Sobol Shapiro LLP, Ivey & Ragsdale, and Cozen O'Connor. The case is Vermont Pure Holdings, Ltd. vs. Thomas M. Sobol et al., Massachusetts Superior Court CA No. 06-1814.

Until May 2, 2006, when the Company terminated their engagement, the three defendant law firms represented it in litigation in federal district court in Massachusetts known as Vermont Pure Holdings, Ltd. vs. Nestle Waters North America, Inc. (the Nestle litigation). The Company filed the Nestle litigation in early August 2003.

The Company's lawsuit alleges that the three defendant law firms wrongfully interfered with a proposed June 2003 settlement with Nestle. The complaint includes counts involving negligence, breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, tortuous interference with economic relations, civil conspiracy, and other counts, and seeks declaratory relief and compensatory and punitive damages. There was a hearing on the case on May 4, 2006, in which the Court established timetables for various procedural aspects of the case.

On May 15, 2006, the Company entered into an agreement with Nestle Waters North America Inc. to resolve pending litigation known as Vermont Pure Holdings, Ltd. v Nestle Waters North America Inc., which is in the United States District Court for the District of Massachusetts. In this lawsuit, filed in August 2003, the Company had made claims under the federal Lanham Act against Nestle. The parties provided mutual releases and have stipulated to dismissal of the case, with neither side admitting liability or wrongdoing. Nestle will pay the Company $750,000 in connection with the agreement.

ITEM 1A. RISK FACTORS

There have been no material changes in our Risk Factors since they were disclosed in Form 10-K for the period ended October 31, 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 26, 2006, we held our annual stockholders meeting at the offices of Pepe & Hazard LLP, 30 Jelliff Lane, Southport, Connecticut 06890 commencing at 11:00 a.m. local time. There was only one matter of business requiring a stockholder vote.

A total of 16,532,511 votes were cast and the following directors were elected to one year terms with the corresponding vote tally:

     Director            For       Withheld
     --------        ----------   ---------
Henry E. Baker       15,456,460   1,076,051
John B. Baker        15,447,163   1,085,348
Peter K. Baker       15,464,388   1,068,123
Phillip Davidowitz   16,253,289     279,222
Martin A. Dytrych    16,265,375     267,136
John M. LaPides      18,263,905     268,606
Ross S. Rapaport     15,459,079   1,073,432

ITEM 6. EXHIBITS

Exhibit
 Number   Description
-------   -----------
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

10.1      Agreement dated May 5, 2006 with Nestle Waters of North America Inc.
          to discontinue the Civil Action Vermont Pure Holdings, Ltd. v. Nestle
          Waters of North America Inc.

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

Dated: June 14, 2006

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

                             Exhibits Filed Herewith

Exhibit
 Number   Description
-------   -----------
10.1      Agreement dated May 5, 2006 with Nestle Waters of North America Inc.
          to discontinue the Civil Action Vermont Pure Holdings, Ltd. v. Nestle
          Waters of North America Inc.

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