Form 10-Q
period 2006-07-31
VERMONT PURE HOLDINGS LTD/DE
filed 2006-09-14
CIK 1123316

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended July 31, 2006
Commission File No. 000-31797
VERMONT PURE HOLDINGS, LTD.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	03-0366218 (I.R.S. Employer Identification No.)

1050 Buckingham St., Watertown, CT (Address of principal executive offices)	06795 (Zip Code)
(860) 945-0661
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑       No☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding at September 12, 2006

Common Stock, $.001 Par Value	21,747,572

VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	October 31,
	2006	2005
	(unaudited)	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,414,478	$1,895,810
Accounts receivable — net	7,739,137	7,249,801
Inventories	1,301,333	1,133,315
Current portion of deferred tax asset	796,662	796,662
Other current assets	1,795,162	1,699,370
Interest rate swap	194,696	168,582

TOTAL CURRENT ASSETS	13,241,468	12,943,540

PROPERTY AND EQUIPMENT — net of accumulated depreciation	10,565,448	10,890,376

OTHER ASSETS:
Goodwill	74,747,130	74,755,851
Other intangible assets — net of accumulated amortization	3,285,811	3,569,818
Deferred tax asset	654,729	654,729
Other assets	75,000	75,000

TOTAL OTHER ASSETS	78,762,670	79,055,398

TOTAL ASSETS	$102,569,586	$102,889,314

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long term debt	$3,375,000	$3,266,750
Accounts payable	1,930,308	2,582,105
Accrued expenses	3,842,475	2,990,129
Current portion of customer deposits	739,829	732,835

TOTAL CURRENT LIABILITIES	9,887,612	9,571,819

Long term debt, less current portion	35,412,500	37,975,000
Customer deposits	2,966,826	2,933,732

TOTAL LIABILITIES	48,266,938	50,480,551

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock — $.001 par value, 50,000,000 authorized shares 21,747,572 issued and 21,629,622 outstanding shares as of July 31, 2006 and 21,744,817 issued and 21,673,267 outstanding as of October 31, 2005	21,748	21,744
Additional paid in capital	58,220,888	58,207,645
Treasury stock, at cost, 117,950 shares as of July 31, 2006 and 71,550 as of October 31, 2005	(335,995)	(264,735)
Unearned compensation	—	(134,250)
Accumulated deficit	(3,798,689)	(5,590,223)
Accumulated other comprehensive income, net of tax	194,696	168,582

TOTAL STOCKHOLDERS’ EQUITY	54,302,648	52,408,763

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$102,569,586	$102,889,314

See notes to the condensed consolidated financial statements.

VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended July 31,		Nine months ended July 31,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
NET SALES	$16,520,746	$15,305,521	$46,374,976	$44,025,153

COST OF GOODS SOLD	6,666,507	6,257,544	19,541,550	18,357,259

GROSS PROFIT	9,854,239	9,047,977	26,833,426	25,667,894

OPERATING EXPENSES:
Selling, general and administrative expenses	7,239,648	6,897,220	20,739,928	20,570,326
Advertising expenses	365,354	437,029	855,485	987,577
Amortization	223,021	188,820	649,808	577,713
Gain on disposal of property and equipment	(55,991)	(37)	(67,696)	(11,922)

TOTAL OPERATING EXPENSES	7,772,032	7,523,032	22,177,525	22,123,694

INCOME FROM OPERATIONS	2,082,207	1,524,945	4,655,901	3,544,200

OTHER INCOME (EXPENSE):
Interest	(841,949)	(876,363)	(2,417,187)	(2,537,277)
Miscellaneous	750,000	—	750,000	—

TOTAL OTHER EXPENSE	(91,949)	(876,363)	(1,667,187)	(2,537,277)

INCOME BEFORE INCOME TAXES	1,990,258	648,582	2,988,714	1,006,923

INCOME TAX EXPENSE	(738,418)	(266,257)	(1,197,180)	(413,362)

NET INCOME	$1,251,840	$382,325	$1,791,534	$593,561

NET INCOME PER SHARE – BASIC:	$0.06	$0.02	$0.08	$0.03

NET INCOME PER SHARE – DILUTED:	$0.06	$0.02	$0.08	$0.03

WEIGHTED AVERAGE SHARES USED IN COMPUTATION – BASIC	21,645,384	21,640,974	21,633,440	21,602,061

WEIGHTED AVERAGE SHARES USED IN COMPUTATION – DILUTED	21,645,384	21,641,358	21,633,440	21,607,873

See notes to the condensed consolidated financial statements.

VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended July 31,
	2006	2005
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,791,534	$593,561
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	2,956,150	3,635,774
Bad debt provision	205,355	309,989
Amortization	649,808	577,713
Non cash interest expense	77,911	5,892
Gain on disposal of property and equipment	(67,696)	(11,922)
Non cash compensation	14,064	48,653

Changes in operating assets and liabilities:
Accounts receivable	(694,691)	(1,681,739)
Inventories	(168,018)	(94,380)
Other current assets	(199,676)	(684,236)
Other assets	—	461,000
Accounts payable	(651,797)	(424,707)
Customer deposits	40,088	305,039
Accrued expenses	852,346	447,670

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,805,378	3,488,307

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,685,531)	(2,211,981)
Proceeds from sale of fixed assets	154,582	57,720
Cash used for acquisitions	(363,682)	(77,324)

NET CASH USED IN INVESTING ACTIVITIES	(2,894,631)	(2,231,585)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	772,973	2,000,000
Payments on line of credit	(772,973)	(2,200,000)
Proceeds from debt	—	28,223,332
Principal payment on debt	(2,454,250)	(28,932,128)
Payments of debt issuance costs	—	(185,000)
Purchase of treasury stock	(71,260)	—
Sale of common stock	133,431	150,743

NET CASH USED IN FINANCING ACTIVITIES	(2,392,079)	(943,053)

NET INCREASE (DECREASE) IN CASH	(481,332)	313,669
CASH — Beginning of period	1,895,810	783,445

CASH — End of period	$1,414,478	$1,097,114

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION, EXCLUDING NON-CASH FINANCING AND INVESTING ACTIVITIES
Cash paid for interest	$2,386,344	$2,565,763

Cash paid for income taxes	$78,758	$221,973

See notes to the condensed consolidated financial statements.

VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the condensed consolidated financial position, results of operations, and cash flows for the periods presented. The results have been determined on the basis of generally accepted accounting principles in the United States of America (“GAAP”), applied consistently with the Annual Report on Form 10-K of Vermont Pure Holdings, Ltd. (the “Company”) for the year ended October 31, 2005.
Certain information and footnote disclosures normally included in audited consolidated financial statements presented in accordance with GAAP have been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2005. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
The financial statements herewith reflect the consolidated operations and financial condition of Vermont Pure Holdings Ltd. and its wholly owned subsidiary Crystal Rock, LLC.
Certain amounts have been reclassified in the 2005 condensed consolidated financial statements to conform to the 2006 presentation.
2.	RECENT ACCOUNTING PRONOUNCEMENTS
In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. FIN 48 is effective in fiscal years beginning after December 15, 2006. The cumulative effect of initially adopting FIN 48 will be recorded as an adjustment to opening retained earnings in the year of adoption and will be presented separately. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN 48. We are currently evaluating the potential impact, if any, the adoption of FIN 48 will have on our consolidated financial statements.

3.	STOCK BASED COMPENSATION
Effective November 1, 2005, the Company adopted the provisions of SFAS No. 123, “Share-Based Payments (revised 2004)” (SFAS No. 123R). SFAS No. 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, the requisite service period (usually the vesting period). SFAS No. 123R also requires companies to measure the cost of employee services received in exchange for Employee Stock Purchase Plan (“ESPP”) awards and the Company is required to expense the grant date fair value of the Company’s ESPP awards.
The Company has several stock-based compensation plans under which incentive and non-qualified stock options and restricted shares are granted, and an Employee Stock Purchase Plan (ESPP). In November 1993, the Company adopted the 1993 Performance Equity Plan (the “1993 Plan”). The 1993 Plan authorized the granting of awards for up to 1,000,000 shares of common stock to key employees, officers, directors and consultants until November 2003. Grants could take the form of stock options (both qualified and non-qualified), restricted stock awards, deferred stock awards, stock appreciation rights and other stock based awards. During fiscal 2004 and 2003 there were no options issued under this plan. The plan prohibits issuances of options after November 2003.
In April 1998, the Company’s shareholders approved the 1998 Incentive and Non Statutory Stock Option Plan. In April 2003, the Company’s shareholders approved an increase in the authorized number of shares to be issued under its 1998 Incentive and Non-Statutory Stock Option Plan from 1,500,000 to 2,000,000. This plan provides for issuances of up to 2,000,000 options to purchase the Company’s common stock under the administration of the compensation committee of the Board of Directors. The intent of the plan is to reward options to officers, employees, directors, and other individuals providing services to the Company.
The options issued under the plans generally vest in periods up to five years based on the continuous service of the recipient and have 10 year contractual terms. Share awards generally vest over one year. Option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the plan).
The following table summarizes the activity related to stock options and outstanding stock option balances during the nine months ended July 31, 2006:

	Outstanding		Weighted Average
	Options	Weighted Average	Remaining	Aggregate Intrinsic
	(Shares)	Exercise Price	Contractual Term	Value
Balance at October 31, 2005	2,626,490	$2.96
Exercised	(5,000)	1.80
Expired	(1,864,303)	2.96

Balance at October 31, 2006	757,187	2.96	5.0	$—

Exercisable at July 31, 2006	757,187	2.96	5.0	$—

The following table summarizes information pertaining to outstanding stock options, all of which are exercisable, as of July 31, 2006:

		Weighted Average	Weighted	Intrinsic
Exercise	Outstanding	Remaining	Average	Value
Price	Options	Contractual	Exercise	as of
Range	(Shares)	Life	Price	July 31, 2006
$1.80 — $2.60	299,500	6.9	$2.36	$ —
$2.81 — $3.38	382,687	3.7	3.21	—
$3.50 — $4.25	70,000	3.9	3.99	—
$4.28 — $4.98	5,000	5.4	4.98	—

	757,187		$2.96	$ —

A summary of the Company’s outstanding non-vested options as of October 31, 2005, and changes during the nine months ended July 31, 2006, is presented below:

		Weighted
		Average
		Grant Date
Non-Vested Shares	Shares	Fair Value
Non-vested at October 31, 2005	65,000	$1.83
Vested	(25,000)	$1.82
Expired	(40,000)	$1.83

Non-vested at July 31, 2006	—	—
All outstanding stock options were fully vested as of July 31, 2006 so there was no unrecognized share based compensation related to unvested options as of that date. The intrinsic value of the options exercised during the nine months ended July 31, 2006 was $3,230.
All incentive and non-qualified stock option grants had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006 ESPP shares are granted at 95% of the fair market value at the termination of the offering.
Employee Stock Purchase Plan
On June 15, 1999 the Company’s stockholders approved the Vermont Pure Holdings, Ltd. 1999 Employee Stock Purchase Plan. On January 1, 2001, employees commenced participation in the plan. The Company issued 82,315 shares of common stock under this plan during the nine months ended July 31, 2006 for proceeds of $124,431. The Company recognized $14,064 in the first nine months of fiscal year 2006 as non-cash compensation related to the plan since the total discount to the employees exceeded 5% of the offer price under the plan at December 31, 2005. Effective January 1, 2006, the total discount from the offer price to the employees, as calculated under the plan, is 5%.
The total number of shares of common stock issued under this plan during the nine months ended July 31, 2005 was 97,047 for proceeds of $150,743.
Restricted Shares
75,000 shares of the Company’s common stock that were granted on a restricted basis, and recorded as equity, in 2005 under the 2004 Stock Incentive Plan were forfeited in the first fiscal quarter of 2006. As a result, no compensation was recorded during the nine months ended July 31, 2006.
Pro Forma Earnings
The Company did not grant any equity based compensation in the first nine months of fiscal year 2006.
Prior to the adoption of SFAS No. 123R, the Company followed the accounting treatment prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” when accounting for stock-based compensation granted to employees and directors. Accordingly, no compensation expense was recognized for stock option awards because the exercise price of the Company’s stock options equaled or exceeded the market price of the underlying stock on the date of the grant. The Company has elected the modified prospective method under SFAS 123R and accordingly has not restated prior periods. Had compensation cost for the Company’s stock option awards and the stock purchase plan been determined based on the fair value at the grant dates for the awards under those plans, consistent with the provisions of SFAS No. 123R, the Company’s net income and net income per share for the third quarter and first nine months ended July 31, 2005 would have been impacted as follows:

	Three Months	Nine Months
	Ended July	Ended July
	30, 2005	30, 2005
Net Income — as reported	$382,325	$593,561

Add: Stock based employee compensation expense included in net income, net of related tax effects	14,300	42,900

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(173,725)	(308,981)

Pro forma net income	$222,900	$327,480

Basic net income per share:
as reported	$.02	$.03

pro forma	$.01	$.02

Diluted net income per share:
as reported	$.02	$.03

pro forma	$.01	$.02

The grant-date fair value of the share options issued in 2005 was estimated using the Black-Scholes option-pricing model with the following assumptions: an expected life averaging 5 years; an average volatility of 36%; no dividend yield; and a risk-free interest rate averaging 3%. Based on this information and the vesting schedule of the options the Company recognized $1,136 before taxes as compensation, or $614 after taxes, under SFAS No. 123R for the first nine months of fiscal year 2006.
4.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
On May 3, 2005, the Company entered into an interest rate hedge agreement in conjunction with its new senior financing (the “May 2005 Swap”). Its credit agreement requires that the Company fix the interest rate on not less than 75% of its term debt for the life of the loan. The May 2005 Swap fixes the interest rate at 6.56% (4.66%, plus the applicable margin, 1.90%) at April 30, 2006, and amortizes concurrently with the loan principal to fix the interest rate with respect to 75% of the outstanding principal. In addition to the May 2005 Swap, the Company had another swap (the “Original Swap”), in the notional amount of $10 million and a fixed rate of 1.74%, plus the applicable margin, that matured during the quarter. When the Original Swap matured in June 2006 the balance of the May 2005 Swap increased to hedge 75% of the term loan on an amortizing basis. As of July 31, 2006, the total notional amount committed to swap agreements was $18.14 million. On that date, the variable rate on the remaining 25% of the term debt was 7.31%.
Based on the floating rate for respective nine month periods ended July 31, 2006 and 2005, the Company paid $173,000 less and $18,000 less in interest, respectively, than it would have without the swaps.
These swaps are considered cash flow hedges under SFAS No. 133 because they are intended to hedge, and are effective as a hedge, against variable cash flows. As a result, the changes in the fair values of the derivatives, net of tax, are recognized as comprehensive income or loss until the hedged item is recognized in earnings.
5.	COMPREHENSIVE INCOME
The following table summarizes comprehensive income for the respective periods:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2006	2005	2006	2005
Net income	$1,251,840	$382,325	$1,791,534	$593,561
Other comprehensive income (loss):
Unrealized gain (loss) on derivatives designated as cash flow hedges – net of tax	(16,114)	(89,038)	26,114	(56,112)

Comprehensive income	$1,235,726	$293,287	$1,817,648	$537,449

6.	NOTE RECEIVABLE
On March 1, 2006 the Company extended the term of the $500,000 note receivable due to it on that date. The note was a portion of the proceeds related to the sale of the assets of the Company’s retail segments on March 1, 2004. The note receivable is now due on March 1, 2007. The remaining terms of the note remain substantially unchanged.
7.	INVENTORIES
Inventories consisted of the following at:

	July 31,	October 31,
	2006	2005
Finished Goods	$1,187,475	$994,240
Raw Materials	113,858	139,075

Total Inventories	$1,301,333	$1,133,315

8.	INCOME PER SHARE AND WEIGHTED AVERAGE SHARES
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

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2006	2005	2006	2005
Net Income	$1,251,840	$382,325	$1,791,534	$593,561
Denominator:
Basic Weighted Average Shares Outstanding	21,645,384	21,640,974	21,633,440	21,602,061
Dilutive effect of Stock Options	—	384	—	5,812

Diluted Weighted Average Shares Outstanding	21,645,384	21,641,358	21,633,440	21,607,873

Basic Income Per Share	$.06	$.02	$.08	$.03

Diluted Income Per Share	$.06	$.02	$.08	$.03

There were 757,187 and 2,648,490 options outstanding as of July 31, 2006 and 2005, respectively. For the three month and nine month periods ended July 31, 2006, there were no options used to calculate dilution because all of the options’ exercise price exceeded the market price of the underlying common shares. For the three month and nine month periods ended July 31, 2005, there were 35,000 and 65,000 options, respectively, used to calculate the effect of dilution and there were 2,613,490 and 2,583,490 options, respectively, not included in the dilution calculation because the options’ exercise price exceeded the market price of the underlying common shares.
9.	DEBT
As of July 31, 2006 the Company had $600,000 outstanding on its acquisition line. There was no outstanding loan balance but two letters of credit totaling $1,523,000 were outstanding on its revolving line of credit. There was $24,187,500 outstanding on the term loan. As of July 31, 2006, there was $6,900,000 available on the acquisition line and $4,477,000 available on the revolving line of credit.
At July 31, 2006, the Company had approximately $6.6 million of long-term debt subject to variable interest rates. Under the credit agreement with Bank of America, we pay interest at a rate of LIBOR plus a margin of 1.90% on our term debt and 1.65% for our acquisition and operating lines of credit resulting variable interest rates of 7.31% and 7.06% at July 31, 2006, respectively.
The Company’s Loan and Security agreement requires that it be in compliance with certain financial covenants at the end of each fiscal quarter. The covenants include senior fixed charge coverage of greater than 1.25 to 1, total fixed charge coverage of greater than 1 to 1, and senior debt to EBITDA of greater than 2.75 to 1. As of July 31, 2006, the Company was in compliance with all of the financial covenants of its senior credit facility.
As of July 31, 2006, the Company had $14,000,000 of subordinated debt outstanding.
10.	GOODWILL AND OTHER INTANGIBLE ASSETS
Major components of intangible assets at July 31, 2006 and October 31, 2005 consisted of:

	July 31, 2006		October 31, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable Intangible Assets:
Customer Lists and Covenants
Not to Compete	$4,975,342	$2,155,834	$4,655,238	$1,527,060
Other Intangibles	659,143	192,840	633,168	191,528

Total	$5,634,485	$2,348,674	$5,288,406	$1,718,588

Amortization expense for the three month periods ending July 31, 2006 and July 31, 2005 was $223,021 and $188,820, respectively. Amortization expense for the nine month periods ending July 31, 2006 and July 31, 2005 was $649,808 and $577,713, respectively.
The changes in the carrying amount of goodwill for the fiscal periods ending July 31, 2006 and October 31, 2005 are as follows:

	Nine Months Ended	Year Ended
	July 31, 2006	October 31, 2005
Beginning Balance	$74,755,851	$74,772,591
Goodwill acquired during the period	7,626	36,390
Goodwill disposed of during the period	(16,347)	(53,130)

Balance as of the end of the period	$74,747,130	$74,755,851

The Company uses a business valuation completed by an independent firm to assess the potential impairment of goodwill at the end of each fiscal year.
11.	LITIGATION
On May 1, 2006, the Company filed a lawsuit in the Superior Court Department, County of Suffolk, Massachusetts, alleging malpractice and other wrongful acts against three law firms that had been representing the Company in litigation involving Nestlé Waters North America, Inc.: Hagens Berman Sobol Shapiro LLP, Ivey & Ragsdale, and Cozen O’Connor. The case is Vermont Pure Holdings, Ltd. vs. Thomas M. Sobol et al., Massachusetts Superior Court CA No. 06-1814.
Until May 2, 2006, when the Company terminated their engagement, the three defendant law firms represented the Company in litigation in federal district court in Massachusetts known as Vermont Pure Holdings, Ltd. vs. Nestlé Waters North America, Inc. (the Nestlé litigation). The Company filed the Nestlé litigation in early August 2003.
The Company’s lawsuit alleges that the three defendant law firms wrongfully interfered with a proposed June 2003 settlement with Nestlé. The complaint includes counts involving negligence, breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, tortuous interference with economic relations, civil conspiracy, and other counts, and seeks declaratory relief and compensatory and punitive damages.
In June 2006, certain of the defendants filed motions to dismiss the Company’s complaint based on lack of personal jurisdiction and/or failure to state a claim upon which relief could be granted. Those motions are pending. In July 2006, certain of the defendants filed a counterclaim against the Company seeking recovery of their fees and expenses in the Nestlé litigation.
On May 15, 2006, the Company entered into an agreement with Nestlé Waters North America Inc. to resolve pending litigation known as Vermont Pure Holdings, Ltd. v Nestlé Waters North America Inc., which is in the United States District Court for the District of Massachusetts. In this lawsuit, filed in August 2003, the Company had made claims under the federal Lanham Act against Nestlé. The parties provided mutual releases and have stipulated to dismissal of the case, with neither side admitting liability or wrongdoing. Nestle paid the Company $750,000 in June 2006 in connection with the agreement. The Company recorded $750,000 as other income in the third quarter, related to this settlement.
At any point in time there may be various legal proceedings pending against the Company. Unless specifically mentioned, the Company considers all such proceedings to be in the normal course of business. Generally such claims are covered by insurance. The Company believes that the resolution of these types of claims, to the extent not dismissed or covered by insurance, will not individually or in the aggregate have a material adverse effect on its financial position or results of operations. To the extent reasonably estimable, reserves have been established regarding pending legal proceedings if there is a probable outcome that would require a payment by the Company.
12.	REPURCHASE OF COMMON STOCK
In January 2006 the Company’s Board of Directors approved the purchase of up to 250,000 of the Company’s common shares at the discretion of management. The purchase, in the open market, of 46,400 shares was completed throughout the month of July, at prices ranging from $1.38 to $1.57 per share, for an aggregate purchase price of $71,260. The Company expects to continue to purchase stock in the open market but total purchases may not ultimately reach the limit established. The Company has used internally generated cash to fund these purchases.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto as filed in our Annual Report on Form 10-K for the year ended October 31, 2005 as well as the condensed consolidated financial statements and notes contained herein.
Forward-Looking Statements
When used in the Form 10-Q and in our future filings with the Securities and Exchange Commission, the words or phrases “will likely result,” “we expect,” “will continue,” “is anticipated,” “estimated,” “project,” “outlook,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We caution readers not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Among these risks are water supply and reliance on commodity price fluctuations. We have no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.
Results of Operations
Results of Operations for the Three Months Ended July 31, 2006 (Third Quarter) Compared to the Three Months Ended July 31, 2005
Sales
Sales for the three months ended July 31, 2006 were $16,521,000 compared to $15,306,000 for the corresponding period in 2005, an increase of $1,215,000 or 8%. Excluding acquisitions, sales increased 6% for the three months ended July 31, 2006 compared to the corresponding period in 2005. The increase was primarily the result of the growth of existing product lines that more than offset a decline in equipment rental revenue in fiscal year 2005.
The comparative breakdown of sales of the product lines for the respective three month periods ended July 31, 2006 and 2005 is as follows:

Product Line	2006	2005	Difference	% Diff.
		(in thousands)
Water	$7,808	$7,706	$102	1%
Coffee and Other Products	6,486	5,280	1,206	23%
Equipment Rental	2,227	2,320	(93)	(4%)

Total	$16,521	$15,306	$1,215	8%

Water – Sales of water increased as a result of a 1% increase in volume while price was essentially the same as a year ago. The increase in volume was primarily related to acquisitions. Net of acquisitions, water sales were substantially unchanged from the third quarter of fiscal year 2005.

Coffee and Other Products – Sales of coffee and other products increased 3% from sales volume obtained in acquisitions. Net of acquisitions, sales increased 20%. This increase in sales was attributable to increased volume of all products in this category but primarily to the growth of single serve coffee, which grew 21%, to $1,493,000 in the third quarter of fiscal year 2006 compared to $1,239,000 in the same period in fiscal year 2005. In addition, “other product” sales include fuel adjustments charged to customers to offset increased energy, freight, and raw material costs resulting from higher fuel costs. The fees, which totaled $463,000 for the third quarter of fiscal year 2006, were not charged in the third quarter of fiscal year 2005 and accounted for 9% of the total 23% increase for the category.
Equipment Rental – Equipment rental revenue decreased in the third quarter compared to the same period in fiscal year 2005 primarily as a result of a decline in average cooler rental pricing which decreased 3%. In addition, cooler placements declined approximately 1%. The decrease in price and placements is directly attributable to continuing competition from other rental and retail outlets. Net of acquisitions, equipment rental decreased 5% compared to the third quarter of fiscal year 2005.
Gross Profit/Cost of Goods Sold – For the three months ended July 31, 2006, gross profit increased $806,000, or 9%, to $9,854,000 from $9,048,000 for the comparable period in 2005. The increase in gross profit was primarily due to higher sales. Gross profit, as a percentage of sales, increased slightly in the third quarter of fiscal year 2006 compared to the same quarter in the prior year. The increase in gross profit, as a percentage of sales, was a result of higher pricing and fuel adjustment charges. The latter is a variable pricing adjustment for higher fuel prices and related raw materials and services. Some of the corresponding costs for these items are absorbed below the gross margin line. This served to offset the influence of other, higher volume but lower margin, products most notably single serve coffee.
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
Operating Expenses and Income from Operations
Total operating expenses decreased to $7,772,000 in the third quarter of fiscal year 2006 from $7,523,000 in the comparable period in fiscal year 2005, an increase of $249,000, or 3%.
Selling, general and administrative (SG&A) expenses increased $343,000, or 5%, to $7,240,000 in the third quarter of fiscal year 2006 compared to $6,897,000 in the same period of fiscal 2005. Of total SG&A expenses, route costs increased $111,000, or 3%, to $3,373,000 in the third quarter of fiscal year 2006 from $3,262,000 for the comparable period a year ago. The increase is attributable to route labor costs and fuel. Selling costs decreased $137,000, or 20%, as a result of a decrease in internal sales staffing. Administration costs increased $95,000, or 3%, primarily as a result of large legal fee expenditures. In the third quarter of fiscal year 2005 administration costs included similar large costs for legal, accounting, and consulting expenses related to regulatory compliance.

Advertising expenses were $365,000 in the third quarter of fiscal year 2006 compared to $437,000 in the third quarter of fiscal year 2005, a decrease of $72,000, or 16%. The decrease in advertising costs is related to a decrease in yellow page, print, and television advertising that more than offset an increase in radio advertising.
Amortization increased $34,000, or 18%, to $223,000 in the third quarter of fiscal year 2006 from $189,000 in the third quarter of fiscal year 2005. The increase is attributable to intangible assets that were acquired as part of several acquisitions in fiscal year 2005 and 2006.
Income from operations for the three months ended July 31, 2006 was $2,082,000 compared to $1,525,000 in the same period in 2005, an increase of $557,000, or 37%. The increase was a result of higher sales and gross margin.
Interest, Taxes, and Other Expenses
Interest expense was $842,000 for the three months ended July 31, 2006 compared to $876,000 in the three months ended July 31, 2005, a decrease of $34,000. Lower interest costs were primarily a result of lower outstanding debt despite higher market interest rates. During the third quarter of 2006, in addition to higher interest rates on the variable portion of the senior debt, fixed interest rates increased when a three year swap expired and converted to a higher fixed rate.
We recorded $750,000 as other income in the third quarter related to the settlement of our case against Nestle.
Income tax expense for the third quarter of fiscal year 2006 was $738,000 and was based on the expected effective tax rate of 40% for the entire fiscal year 2006. The decrease in the tax rate from the prior fiscal year and previous two quarters of fiscal year 2006 was a result of reassessing our state tax liability and determining that it had decreased. We recorded a tax expense of $266,000 related to income from operations in the third quarter of fiscal year 2005 based on an effective tax rate of 41%. The effective tax rates were calculated by estimating the federal tax liability, combined with the pertinent taxes in the states in which we operate and non-deductible permanent items, for the full fiscal year.
Net Income
Net income increased $870,000 to $1,252,000 for the three months ended July 31, 2006 from net income of $382,000 in the corresponding period in fiscal year 2005. The increase is attributable to higher sales, improved gross profit, income as a result of the legal settlement, and a lower effective tax rate in the third quarter of fiscal year 2006 as compared to the same period in fiscal year 2005.

Results of Operations for the Nine Months Ended July 31, 2006 Compared to the Nine Months Ended July 31, 2005
Sales
Sales for the first nine months of 2006 were $46,375,000 compared to $44,025,000 for the first nine months of 2005, an increase of $2,350,000 or 5%. The increase was primarily the result of acquisitions as well as increases in prices of all of our product categories, excluding equipment rental, as well as higher volume of single-serve coffee products. Net of acquisitions, sales increased 4% over the corresponding period in the prior year.
The comparative breakdown of sales of the product lines for the first nine months of 2006 and 2005 is as follows:

	2006	2005	Difference
Product Line	(in 000’s $)	(in 000’s $)	(in 000’s $)	% Diff.
Water	$21,306	$21,189	$117	1%
Coffee and Other Products	18,329	15,821	2,508	16%
Equipment Rental	6,740	7,015	(275)	(4%)

Total	$46,375	$44,025	$2,350	5%

Water – Water sales increased 2.2% related to price and decreased 1.7% related to volume which resulted in sales increasing less than 1% from a year ago. Average selling price increased as result of increases in list prices. Volume was slightly influenced by acquisitions. Net of acquisitions, water sales were substantially unchanged in the first nine months of fiscal year 2006.
Coffee and Other Products – Net of acquisitions, revenues in the category increased 13%. The increase in sales was attributable to increased volume of all products in this category but primarily to the growth of single serve coffee, which grew 26%, to $4,639,000 in the first nine months of fiscal year 2006 compared to $3,672,000 in the same period in fiscal year 2005. “Other product” sales also include fuel adjustments charged to customers to offset increased energy, freight, and raw material costs resulting from higher fuel costs. Fuel adjustments charged to customers totaled $914,000 for the first nine months of fiscal year 2006. These adjustments were not charged in the comparable period of fiscal year 2005 and accounted for 6% of the total 16% increase for the category.
Equipment Rental – Equipment rental decreased as a result of water cooler placements and rental of single serve coffee equipment. The average price decreased 4% and placements were not materially different than a year ago. Equipment rental has been substantially unaffected by acquisitions in the first six months of fiscal year 2006.
Gross Profit/Cost of Goods Sold
Gross profit increased $1,166,000, or 5%, to $26,833,000 for the first nine months of 2006 from $25,668,000 for the first nine months of 2005. The increase in gross profit was attributable to higher sales due to higher pricing of some core products, higher volume of other products, and fuel adjustment charges. The latter is a variable pricing adjustment for higher fuel prices and related raw materials and services. Some of the corresponding costs for these items are absorbed below the gross margin line.
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
Income from Operations/Operating Expenses
Total operating expenses in the first nine months of 2006 were $22,178,000 in the first nine months of 2006 compared to $22,124,000 for the comparable period in fiscal 2005, an increase of $54,000.
Selling, general and administrative (SG&A) expenses were $20,740,000 and $20,570,000 for the first nine months of 2006 and 2005, respectively, an increase of $170,000, or 1%. Total route costs for the first nine months of fiscal year 2006 increased $176,000 to $10,002,000 compared to $9,826,000 for the same period in fiscal year 2005, primarily related to labor for commission-based sales from increased product volume, fuel due to market prices, vehicle lease and repair costs, and insurance costs due to market rates and loss experience. Included in route costs were $9,507,000 of direct distribution related costs for the nine months ended July 31, 2006. This was an increase of $162,000 over the $9,345,000 of distribution costs for the comparable period last year. Selling costs increased $162,000, or 8%, to $2,269,000 in the first nine months of fiscal year 2006 from $2,107,000 during the same period the previous year, as a result of increased sales staffing. Administration costs decreased $168,000, or 2%, to $8,469,000 from $8,637,000 due to lower management salaries in the first nine months of fiscal year 2006. Higher legal fees in the first nine months of fiscal year 2006 were approximately equal to legal fees that were incurred to refinance the senior debt facility and legal, accounting, and consulting fees that were incurred related to regulatory compliance for the same period in 2005.
Advertising expenses were $855,000 in the first nine months of 2006 compared to $988,000 in the first nine months of 2005, a decrease of $133,000, or 13%. The decrease in advertising costs is related to lower yellow page, print, and television advertising that more than offset higher radio advertising costs.
Amortization increased to $650,000 in the first nine months of 2006 from $578,000 in the first nine months of 2005, an increase of $72,000, or 12%. The increase is attributable to intangible assets that were acquired as part of several acquisitions in fiscal years 2005 and 2006.
Income from operations for the first nine months of 2006 was $4,656,000 compared to $3,544,000 in the first nine months of 2005, an increase of $1,112,000 or 31%. The increase was a result of higher sales and gross profit.
Interest, Taxes, and Other Expenses
Interest expense was $2,417,000 for the first nine months of 2006 compared to $2,537,000 in the first nine months of 2005, a decrease of $120,000. Lower interest costs were primarily a result of lower outstanding debt and lower fixed interest rates. However, during the third quarter of 2006, in addition to higher interest rates on the variable portion of the senior debt, fixed interest rates increased when a three year swap expired and converted to a higher fixed rate.

We recorded $750,000 as other income in the third quarter related to the settlement of our case against Nestlé.
Income tax expense of $1,197,000 for the first nine months of 2006 is an increase of $784,000 from tax expense of $413,000 for the same period a year ago. The tax expense was determined by using an annual effective tax rate of 40% for fiscal year 2006 and 41% for fiscal year 2005, which represents the estimated federal and state income tax expense for the respective years. The decrease in the effective tax rate was a result of a decrease in expected state tax liability. The effective tax rates were calculated by estimating the federal tax liability, combined with the pertinent taxes in the states in which we operate and non-deductible permanent items, for the full fiscal year.
Net Income
Net income of $1,792,000 for the nine months of 2006 was attributable to higher income from operations as well as the settlement of the Nestle suit. This represented an improvement of $1,198,000 from net income of $594,000 in the first nine months of 2005.
Trends
While our year to year sales have continued to grow, net of acquisitions, recent increases have primarily been generated by our non-water related products, most notably single serve coffee. As we have discussed in the past, industry dynamics have created a more competitive environment for our core products in most markets in recent years. Accordingly, we expect water sales to continue to grow modestly and rental revenues to continue to decrease slowly or to remain flat from year to year. The decrease in rental revenues will be offset to some extent by the sale of coolers and coffee machines. Going forward, we expect single-serve coffee sales to continue to increase at a rate comparable to the past 12 months. However, coffee sales and the sale of equipment have lower profit margins than sales of water and cooler rental. We expect to increase net income in 2006, but the extent of the increase is dependant upon coffee and ancillary products and new product offerings that leverage our distribution system.
Green Mountain Coffee Roasters, Inc. recently completed its previously announced acquisition of 100% of the stock of Keurig Premium Coffee Systems, which supplies our single-serve coffee systems. GMCR previously owned 35% of Keurig. We do not expect this transaction to have any effect on our business with Keurig.
Operating costs continue to be threatened by outside conditions such as fuel, insurance, and administrative expenses related to regulatory requirements.
The SEC has extended the period to comply with Section 404 of the Sarbanes-Oxley Act for non-accelerated filers to fiscal years ending after July 15, 2007 and subsequently proposed a further extension. We incurred some compliance cost in fiscal year 2005 and expect that most of the remainder of the anticipated cost to comply will be incurred in fiscal year 2007 and 2008.
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
Liquidity and Capital Resources
As of July 31, 2006 we had working capital of $3,354,000 compared to $3,372,000 as of October 31, 2005, a decrease of $18,000. The decrease in working capital is reflective of a decrease attributable to $364,000 used for an acquisition, and a seasonal increase in accounts receivable and inventory that more than offset a seasonal increase in current liabilities.
On March 1, 2006 the Company extended the term of the $500,000 note receivable due to us on that date. The note was a portion of the proceeds related to the sale of the assets of the Company’s retail segments on March 1, 2004. The note receivable is now due on March 1, 2007. The remaining terms of the note remain substantially unchanged.
We routinely use cash for capital expenditures and repayment of debt. In the first nine months of fiscal year 2006 we spent $2,686,000 on capital expenditures including coolers, brewers, bottles and racks related to home and office distribution as well as bottling equipment and leasehold improvements.
In the first nine months of fiscal year 2006 we paid $2,313,000 to pay down our term debt with Bank of America and an additional $141,000 to pay notes to the sellers related to the purchase of two businesses. As of July 31, 2006 we had $600,000 outstanding on that line of credit. There was no outstanding loan balance but $1,523,000 of letters credit outstanding on our revolving line of credit. Consequently, as of July 31, 2006 there was $6,900,000 and $4,477,000 available on the acquisition and revolving lines of credit, respectively.
Our Loan and Security agreement requires that we be in compliance with certain financial covenants at the end of each fiscal quarter. The covenant requirements include senior fixed charge coverage of greater than 1.25 to 1, total fixed charge coverage of greater than 1 to 1, and senior debt to EBITDA of greater than 2.50 to 1. As of July 31, 2006 we were in compliance with all of the financial covenants of our senior credit facility.
In addition to our senior and subordinated debt commitments, we have significant future cash commitments, primarily in the form of operating leases that are not reported on the balance sheet. The following table sets forth our contractual commitments as of July 31, 2006:

	Payment due by Period
		Remainder
Contractual Obligations	Total	of 2006	2007-2008	2009-2010	After 2010
Debt	$38,787,000	$812,000	$7,375,000	$8,680,000	$21,920,000
Interest on Debt (1)	15,962,000	845,000	6,220,000	5,067,000	3,830,000
Operating Leases	9,129,000	694,000	5,005,000	3,157,000	273,000
Coffee Purchase Commitments	147,000	36,000	111,000	—	—
Total	$64,025,000	$2,387,000	$18,711,000	$16,904,000	$26,023,000

(1)	Interest based on 75% of outstanding senior debt at the hedged interest rate , 25% of outstanding senior debt at a variable rate of 7.31%, and subordinated debt at a rate of 12%.
As of the date of this report, we have no other material contractual obligations or commitments.
In May 2006, we settled the Nestlé lawsuit and, in June, received $750,000 as full payment for the settlement. In addition, in May 2006, we received $118,000 in full payment of principal and interest, of a note receivable that was due on January 31, 2008.

Item 3. Quantitative and Qualitative Disclosures about Market Risks
Market risks relating to our operations result primarily from changes in interest rates and commodity prices.
Interest Rate Risks
We use interest rate swap agreements to curtail interest rate risk. At July 31, 2006, we had approximately $6,600,000 of long-term debt subject to variable interest rates. Under the credit agreement with Bank of America, we pay interest at a rate of LIBOR plus a margin of 1.90% on our term debt, or 7.31% at July 31, 2006. The applicable margin is 1.65% for our acquisition and operating lines of credit. A hypothetical 100 basis point increase in the LIBOR rate would result in an additional $66,000 of interest expense on an annualized basis. Conversely, a decrease would result in a proportionate interest cost savings.
On May 3, 2005, we entered into a second swap in conjunction with our senior financing. Our credit agreement requires that we fix the interest rate on 75% of our term debt for the life of the loan. The swap fixes the interest rate at 6.56% (4.66%, plus the applicable margin, 1.90%) at July 31, 2006, and amortizes concurrently with the loan principal to fix the interest rate with respect to 75% of the outstanding principal. As of July 31, 2006, the total notional amount committed to swap agreements was approximately $18.1 million.
As of July 31, 2006, these were rates favorable compared to the market. We will continue to evaluate swap rates as the market dictates. They serve to stabilize our cash flow and expense but ultimately may cost more or less in interest than if we had carried all of our debt at a variable rate over the swap term. To date we have fixed rates as required by our credit agreement with the bank. Future low rates may compel us to fix a higher portion to further stabilize cash flow and expenses as we monitor short and long term rates and debt balances.
Commodity Price Risks
Coffee
The cost of our coffee purchases is dictated by commodity prices. We enter into short term contracts to mitigate market fluctuation of these costs by fixing the price with our suppliers for certain periods. Currently, we have fixed the price of our anticipated supply through December 2006 at “green” prices ranging from $1.02 to $1.06 per pound. We are not insulated from price fluctuations beyond that date. At our existing sales levels, an increase in pricing of $.10 per pound would increase our total cost for coffee $75,000, on an annual basis. In this case, competitors that had fixed pricing might have a competitive advantage.
Diesel Fuel
We operate vehicles to deliver product to customers. The cost of fuel to operate these vehicles fluctuates over time. Over the last year, fuel prices increased significantly. We estimate that a $0.10 increase per gallon in fuel cost would result in an increase to operating costs of approximately $60,000 on an annual basis. In aggregate, we have spent approximately an additional $320,000 on fuel as a result of higher prices in the first nine months of fiscal year 2006 compared to the comparable period of 2005. We have offset some of this cost by adjusting our price to our customers on a monthly basis while fuel prices are higher. If prices remain high and we are not able to recover the increases in our prices over the long term, our profitability would be negatively affected.

Item 4. Controls and Procedures
Our chief executive officer, our chief financial officer, and other members of our senior management team have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as July 31, 2006. Based on such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were adequate and effective to provide reasonable assurance that information required to be disclosed by us, including our consolidated subsidiary, in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.
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
Changes in Internal Control over Financial Reporting
During the three months ended July 31, 2006, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information
Item 1 Legal Proceedings
On May 1, 2006, the Company filed a lawsuit in the Superior Court Department, County of Suffolk, Massachusetts, alleging malpractice and other wrongful acts against three law firms that had been representing the Company in litigation involving Nestlé Waters North America, Inc.: Hagens Berman Sobol Shapiro LLP, Ivey & Ragsdale, and Cozen O’Connor. The case is Vermont Pure Holdings, Ltd. vs. Thomas M. Sobol et al., Massachusetts Superior Court CA No. 06-1814.
Until May 2, 2006, when the Company terminated their engagement, the three defendant law firms represented the Company in litigation in federal district court in Massachusetts known as Vermont Pure Holdings, Ltd. vs. Nestlé Waters North America, Inc. (the Nestlé litigation). The Company filed the Nestlé litigation in early August 2003.
The Company’s lawsuit alleges that the three defendant law firms wrongfully interfered with a proposed June 2003 settlement with Nestlé. The complaint includes counts involving negligence, breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, tortuous interference with economic relations, civil conspiracy, and other counts, and seeks declaratory relief and compensatory and punitive damages.
In June 2006, certain of the defendants filed motions to dismiss the Company’s complaint based on lack of personal jurisdiction and/or failure to state a claim upon which relief could be granted. Those motions are pending. In July 2006, certain of the defendants filed a counterclaim against the Company seeking recovery of their fees and expenses in the Nestlé litigation.
On May 15, 2006, the Company entered into an agreement with Nestlé Waters North America Inc. to resolve pending litigation known as Vermont Pure Holdings, Ltd. v Nestlé Waters North America Inc., which is in the United States District Court for the District of Massachusetts. In this lawsuit, filed in August 2003, the Company had made claims under the federal Lanham Act against Nestlé. The parties provided mutual releases and have stipulated to dismissal of the case, with neither side admitting liability or wrongdoing. Nestle paid the Company $750,000 in June 2006 in connection with the agreement. The Company recorded $750,000 as other income in the third quarter, related to this settlement.
Item 1a. Risk Factors
There have been no material changes in our Risk Factors since they were disclosed in Form 10-K for the period ended October 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) The following table summarizes the stock repurchases, by month, that were made during the period.

			Total Number of	Maximum
			Shares Purchased	Number of
			as Part of a	Shares that May
			Publicly	Yet be Purchased
	Total Number of	Average Price	Announced	Under the
	Shares Purchased	Paid per Share	Program (1)	Program
May 1-31	—	—	—	250,000
June 1-30	10,000	$1.56	10,000	240,000
July 1-31	36,400	$1.50	36,400	203,600

Total	46,400	$1.51	46,400

(1)	On June 16 we announced a program to repurchase up to 250,000 shares of our common stock at the discretion of management. There is no expiration date for the program and the share limit may not be reached.
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
Dated: September 14, 2006

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