Form 10-K
period 2006-10-31
VERMONT PURE HOLDINGS LTD/DE
filed 2007-02-13
CIK 1123316

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
Annual Report
Pursuant to Sections 13 or 15(d)
of the Securities Exchange Act of 1934
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 2006
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission File Number 000-31797
VERMONT PURE HOLDINGS, LTD.
(Exact name of business issuer in its charter)

Delaware	03-0366218

(State or other jurisdiction of incorporation	I.R.S. Employer Identification Number
or organization)
1050 Buckingham St., Watertown, CT 06795
(Address of principal executive offices and zip code)
Issuer’s telephone number, including area code: (860) 945-0661
Securities registered pursuant to Section 12(g) of the Act: None

Securities registered pursuant to Section 12(b) of the Act:	Common Stock, par value $.001 per share	American Stock Exchange
	(Title of Class)	(Exchange registration)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer (as defined in Exchange Act Rule 12b-2).
Large accelerated filer ☐     Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last sale price per share of common stock on April 30, 2006, the last day of the registrant’s most recently completed second fiscal quarter, as reported on the American Stock Exchange, was $18,270,000.
The number of shares outstanding of the Issuer’s Common Stock, $.001 par value, was 21,636,094 on January 19, 2007.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended October 31, 2006, to be delivered in connection with the registrant’s annual meeting of stockholders, are incorporated by reference to Part III into this Form 10-K.

In this annual report on Form 10-K, “Vermont Pure,” the “Company,” “we,” “us” and “our” refer to Vermont Pure Holdings, Ltd. and its subsidiary, taken as a whole, unless the context otherwise requires.

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

Except for historical facts, the statements in this annual report are forward-looking statements. Forward-looking statements are merely our current predictions of future events. These statements are inherently uncertain, and actual events could differ materially from our predictions. Important factors that could cause actual events to vary from our predictions include those discussed in this annual report under the heading “Risk Factors.” We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described in this annual report and in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

PART I
ITEM 1. BUSINESS.
Introduction and Industry Trends
Vermont Pure Holdings, Ltd. is engaged in the production, marketing and distribution of bottled water and the distribution of coffee, ancillary products, and other office refreshment products. Through February 2004, when we divested the retail segments of our business, our products were sold predominantly in the Northeast, as well as in the Mid-Atlantic and Mid-Western United States. Since March 2004, we have operated exclusively as a Home and Office delivery business, using our own trucks for distribution throughout New England, New York, and New Jersey. All of our water products are still non-sparkling waters as opposed to sparkling waters.
We believe that consumers perceive bottled water to be a healthy and refreshing beverage alternative to beer, liquor, wine, soft drinks, coffee and tea and sales of bottled water will continue to grow as consumers focus on health and fitness, alcohol moderation and the avoidance of both caffeine and sodium. Bottled water has become a mainstream beverage as the centerpiece of many consumers’ healthy living lifestyles. In addition, we believe that the development and continued growth of the bottled water industry reflects growing public awareness of the potential contamination and unreliability of municipal water supplies.
In recent years, the bottled water industry has experienced periods of significant consolidation and aggressive price competition. Large multi-national companies such as Nestlé, Groupe Danone and Suntory Water Group have been active acquirers of small and medium sized regional bottled water companies. In 2003, Danone and Suntory pooled their respective United States assets in the industry into a joint venture to create the largest Home and Office water delivery company in the country. In 2005, this joint venture was sold to a private equity firm. In general, the primary drivers of this consolidation are the incremental growth realized by acquiring the target company’s customer base, and synergies resulting from integrating existing operations. Moreover, the entrance of major soft drink bottlers, notably Coca-Cola (with Dasani) and Pepsi Cola (with Aquafina), into the bottling and distribution segment of the industry has had a major impact on the bottled water industry.
Company Background
Incorporated in Delaware in 1990, we originally developed Vermont Pure® Natural Spring Water as our flagship brand in the still, non-carbonated retail consumer category. Over the next decade, we grew aggressively both internally and through acquisitions, primarily in the Home and Office market. In addition to marketing the Vermont Pure® brand, in 1995 we renewed marketing efforts with respect to our original trademark, Hidden Spring®. We expanded our product lines to include more sizes and features, such as sports caps on selected bottle sizes for convenient single serve, and multi-packs for the grocery and convenience store channels.
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
In October 2000, we merged with the Crystal Rock Spring Water Company, Inc. of Watertown, Connecticut. Crystal Rock had historically focused its manufacturing resources on the still, non-carbonated segment of the bottled water industry. Although its primary business had been the marketing and distribution of the Crystal Rock® brand of purified and mineralized drinking water to the Home and Office delivery markets, it also distributed coffee, other refreshment type products, and vending services in Connecticut, New York and Massachusetts.
We continued our active acquisition strategy in fiscal years 2002 through 2004 with smaller acquisitions in our established Home and Office markets. During that time, we solidified our presence in the western New York region with the acquisition of Mayer Brothers Home and Office division in Buffalo, NY, making us the largest distributor in that market.
In 2004, we sold the retail segments (which we traditionally have referred to separately as “PET” and “Gallon”) of our business, while retaining our Home and Office distribution business. The segments sold included our retail consumer business under our own brands, as well as the private label business that we packed for others. The sale included the springs, manufacturing facility, inventory, and the related machinery and equipment located in Randolph Center, Vermont. We retained the Vermont Pure® trademark and continue to distribute water under that brand throughout our Home and Office distribution area, while licensing it to the buyer, for a period of 30 years, for use in the bottling and distribution of retail products. The buyer acquired our Hidden Spring® trademark and licenses it back to us for Home and Office distribution. We relocated our five-gallon Home and Office bottling operations from Randolph to White River Junction, Vermont, and source our spring water from a Vermont location under an existing water supply agreement. Also in conjunction with the sale, we relocated our corporate headquarters to our Williston, Vermont facility. Subsequently, we moved our headquarters to Watertown, CT where most of our administrative operations are now located.
Although we are proud of the business and brands we built in the retail consumer market, the goal of the transaction was to enable us to concentrate on our higher margin, and more profitable, Home and Office business, which distributes the Crystal Rock® brand of water, as well as our Vermont Pure® water, coffee and other products. It is the culmination of a strategy that we began pursuing in 1996, when we originally diversified into the Home and Office segment. Over time, the retail segments became unprofitable, as margins had been squeezed by intense competition in this segment of the market. Management’s decision to concentrate the business in the Home and Office market has been driven by, among other things, attractive margins and good cash flows from equipment rentals, as well as by the advantages of product diversification.
Although we have completed several small acquisitions in fiscal years 2005 and 2006, we have not been as active an acquirer as in previous years since opportune transactions at right pricing have not been available.
Other Significant Product Lines
Coffee, a product that is counter seasonal to water, is the second leading product in the distribution channel, accounting for 20% of our total sales in fiscal year 2006. We generally buy coffee under contracts that set prices for up to twelve months, in order to maintain price and supply stability. Please refer to “Commodity Price Risks — Coffee” on page 29 of this report for additional information on our coffee supply agreements. Because coffee is a commodity, we cannot ensure that future supplies and pricing will not be subject to volatility in the world commodity markets. Any interruption in supply or dramatic increase in pricing may have an adverse effect on our business.
The increase in coffee sales in recent years has been driven by the market growth of single serve coffee products. This development has revolutionized the marketplace and, while we expect the growth of these products to continue, innovation and changes in distribution will play a significant role in the profitability of the products.
Water Sources, Treatment, and Bottling Operations
Water from the local municipalities is the primary raw source for the Crystal Rock® brand. The raw water is purified through a number of processes beginning with filtration. Utilizing carbon and ion exchange filtration systems, we remove chlorine and other volatile compounds and dissolved solids. After the filtration process, impurities are removed by reverse osmosis and/or distillation. We ozonate our purified water (by injecting ozone into the water as an agent to prohibit the formation of bacteria) prior to storage. Prior to bottling, we add pharmaceutical grade minerals to the water, including calcium and potassium, for taste. The water is again ozonated and bottled in a fully enclosed clean room with a high efficiency particulate air, or HEPA, filtering system designed to prevent any airborne contaminants from entering the bottling area, in order to create a sanitary filling environment.
If for any reason this municipal source for Crystal Rock® water were curtailed or eliminated, we could, though probably at greater expense, purchase water from other sources and have it shipped to our manufacturing facilities.
In conjunction with our acquisition of their Home and Office distribution assets, we entered into a contract with Mayer Brothers of Buffalo, New York to bottle our Crystal Rock® brand in that market.
The primary source of our natural spring water is a spring owned by a third party in Stockbridge, Vermont that is subject to a water supply contract. We also obtain water, under similar agreements with third parties, from springs in Bennington and Tinmouth, Vermont. These three springs are approved by the State of Vermont as sources for natural spring water.
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
In 2002, we signed a 20-year agreement with the Town of Bennington, Vermont to purchase water from a spring owned by the town. Under that agreement, we can use up to 100,000 gallons a day from this site. We are using this water primarily in our Halfmoon, New York bottling facility.
In 2006, we contracted with Aqua-Valley of Edmeston, NY to bottle spring water under the Crystal Rock brand in the western New York market.

Percolation through the earth’s surface is nature’s best filter of water. We believe that the exceptionally long percolation period of natural spring water assures a high level of purity. Moreover, the long percolation period permits the water to become mineralized and pH balanced.
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
We are highly dependent on the integrity of the sources and processes by which we derive our products. Natural occurrences beyond our control, such as drought, earthquake or other geological changes, a change in the chemical or mineral content or purity of the water, or environmental pollution may affect the amount and quality of the water emanating from the springs or municipal sources that we use. There is a possibility that characteristics of the product could be changed either inadvertently or by tampering before consumption. Even if such an event were not attributable to us, the product’s reputation could be irreparably harmed. Consequently, we would experience economic hardship. Occurrence of any of these events could have an adverse impact on our business. We are also dependent on the continued functioning of our bottling processes. An interruption may result in an inability to meet market demand and/or negatively impact the cost to bottle the products.
We use outside trucking companies to transport bulk spring water from the source site to our bottling facilities.
Products
We sell our three major brands in three and five gallon bottles to homes and offices throughout New England, New York, and New Jersey. In general, Crystal Rock® is distributed in southern New England and upstate and western New York, while Vermont Pure® and Hidden Spring® are primarily distributed throughout northern New England and upstate New York. We rent and sell water coolers to customers to dispense bottled water. Our coolers are available in various consumer preferences such as cold, or hot and cold, dispensing units. In conjunction with our Home and Office accounts, we also distribute a variety of coffee, tea and other hot beverage products and related supplies, as well as other consumable products used around the office. We offer vending services in some locations. We rent multi-burner and sell single serve coffee machines to customers. In addition, we supply whole beans and coffee grinders for fresh ground coffee and cappuccino machines to restaurants. We are the exclusive office coffee distributor of Baronet Coffee in New England, New York and New Jersey. In addition to Baronet Coffee, we sell other national brands, most notably, Green Mountain Coffee Roasters.
Marketing and Sales of Branded Products
Our water products are marketed and distributed in five and three-gallon bottles as “premium” bottled water. We seek brand differentiation by offering a choice of high quality spring and purified water along with a wide range of coffee and office refreshment products, and value-added service.

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
Advertising and Promotion
We advertise our products primarily through Yellow Pages and other print media and secondarily through television and radio media. We have also actively promoted our products through sponsorship of various organizations and sporting events. In recent years, we have sponsored professional golf and tennis events and various charitable and cultural organizations, such as Special Olympics and the Multiple Sclerosis Society.
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
We use outside distributors in areas where we currently do not distribute our products. Distributor sales represented less than 2% of total revenue in fiscal year 2006.
Suppliers
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

No assurance can be given that we will be able to obtain the supplies we require on a timely basis or that we will be able to obtain them at prices that allow us to maintain the profit margins we have had in the past. We believe that we will be able to either renegotiate contracts with these suppliers when they expire or, alternatively, if we are unable to renegotiate contracts with our key suppliers, we believe that we could replace them. Any raw material disruption or price increase may result in an adverse impact on our financial condition and prospects. For instance, we could incur higher costs in renegotiating contracts with existing suppliers or replacing those suppliers, or we could experience temporary dislocations in our ability to deliver products to our customers, either of which could have a material adverse effect on our results of operations.
Seasonality
Our business is seasonal. The period from June to September, when we have our highest water sales, represents the peak period for sales and revenues due to increased consumption of cold beverages during the summer months in our core Northeastern United States market. Conversely coffee, which represented 20% of our sales in 2006, has a peak sales period from November to March.
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
With our Vermont Pure® brand, we compete on the basis of pricing, customer service, and quality of our products, the image of the State of Vermont, attractive packaging, and brand recognition. With the Crystal Rock® brand, we compete on the basis of taste, service, and the purity of the processed product with minerals added back. We consider our trademarks, trade names and brand identities to be very important to our competitive position and defend our brands vigorously.
We feel that installation of filtration units in the home or commercial setting poses a competitive threat to our business. To address this, we have continued to develop our plumbed-in filtration business.
In the past five years, cheaper water coolers from offshore sources have become more prevalent, making customer purchasing a more viable alternative to leasing. Traditionally, the rental of water coolers for offices and homes has been a very profitable business for us. As coolers have become cheaper and more readily available at retail outlets our cooler rental revenue has declined. Although this rental revenue continues to be very profitable for us, it may continue to decline or become less profitable in the future as a result of this relatively new form of competition.
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
Trademarks
We own the trade names of the principal water brands that we sell, Vermont Pure Natural Spring Water® and Crystal Rock®. We own or have rights to other trade names of brands we sell, including Stoneridge®, Hidden Spring®, Pequot Natural Spring Water®, Excelsior Spring Water®, Happy Spring Water®, Manitock Spring Water®, Vermont Naturals®, and Cool Beans®. Our trademarks as well as label design are registered with the United States Patent and Trademark Office.
Government Regulation
The Federal Food and Drug Administration (FDA), regulates bottled water as a “food.” Accordingly, our bottled water must meet FDA requirements of safety for human consumption, of processing and distribution under sanitary conditions and of production in accordance with the FDA “good manufacturing practices.” To assure the safety of bottled water, the FDA has established quality standards that address the substances that may be present in water which may be harmful to human health as well as substances that affect the smell, color and taste of water. These quality standards also require public notification whenever the microbiological, physical, chemical or radiological quality of bottled water falls below standard. The labels affixed to bottles and other packaging of the water are subject to FDA restrictions on health and nutritional claims for foods under the Fair Packaging and Labeling Act. In addition, all drinking water must meet Environmental Protection Agency standards established under the Safe Drinking Water Act for mineral and chemical concentration and drinking water quality and treatment that are enforced by the FDA.
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
We also must meet state regulations in a variety of areas to comply with purity, safety, and labeling standards. From time to time, our facilities and sources are inspected by various state departments and authorities. The jurisdiction of such regulation varies from state to state.
Our product labels are subject to state regulation (in addition to the federal requirements) in each state where the water products are sold. These regulations set standards for the information that must be provided and the basis on which any therapeutic claims for water may be made.
The bottled water industry has a comprehensive program of self-regulation. We are a member of the International Bottled Water Association, or IBWA. As a member, our facilities are inspected annually by an independent laboratory, the National Sanitation Foundation, or NSF. By means of unannounced NSF inspections, IBWA members are evaluated on their compliance with the FDA regulations and the association’s performance requirements, which in certain respects are more stringent than those of the federal and various state regulations.
The laws that regulate our activities and properties are subject to change. As a result, there can be no assurance that additional or more stringent requirements will not be imposed on the our operations in the future. Although we believe that our water supply, products and bottling facilities are in substantial compliance with all applicable governmental regulations, failure to comply with such laws and regulations could have a material adverse effect on our business.
Employees
As of January 19, 2007, we had 323 full-time employees and 28 part-time employees. None of the employees belong to a labor union. We believe that our relations with our employees are good.
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
The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically at www.sec.gov. You may also read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
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

Fluctuations in interest rates could significantly increase our expenses. We will have significant interest expense for the foreseeable future, which in turn may increase or decrease due to interest rate fluctuations. To partially mitigate this risk, we have established fixed interest rates on 75% of our outstanding senior term debt.
As a result of our large amount of debt, we may be perceived by banks and other lenders to be highly leveraged and close to our borrowing ceiling. Until we repay some of our debt, our ability to access additional capital may be limited. In turn, that may limit our ability to finance transactions and to grow our business. In addition, our senior credit agreement limits our ability to incur incremental debt without our lender’s permission.
Our senior credit agreement contains numerous covenants and restrictions that affect how we conduct our business.
The Baker family currently owns a majority of our voting stock and controls the company. Such control affects our corporate governance, and could also have the effect of delaying or preventing a change of control of the company.
The Baker family group, consisting of four current directors Henry Baker (Chairman Emeritus), Peter Baker (CEO), John Baker (Executive Vice President) and Ross Rapaport (Chairman), as trustee, together own a majority of our common stock. Accordingly, these stockholders, acting together, can exert a controlling influence over the outcome of matters requiring stockholder approval, such as the election of directors, amendments to our certificate of incorporation, mergers and various other matters. The concentration of ownership could also have the effect of delaying or preventing a change of control of the company.
As permitted under the corporate governance rules of the American Stock Exchange (AMEX), we have, at the direction of the Baker family group, elected “controlled company” status under those rules. A controlled company is exempted from these AMEX corporate governance rules: (1) the requirement that a listed company have a majority of independent directors, (2) the requirement that nominations to the company’s board of directors be either selected or recommended by a nominating committee consisting solely of independent directors, and (3) the requirement that officers’ compensation be either determined or recommended by a compensation committee consisting solely of independent directors. We do not currently utilize exemption (3) as we have a compensation committee consisting solely of three independent directors.
Acquisitions may disrupt our operations or adversely affect our results.
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
For our fiscal year ended October 31, 2006, we experienced a goodwill impairment (a non-cash charge) in the amount of $22,950,000, which materially reduced our income from continuing operations and net income. When we acquire a company or a business, the difference between the value of the assets and liabilities acquired, including transaction costs, and the purchase price is recorded on our balance sheet as goodwill. On an annual basis, we assess the fair value of the assets we have acquired against their carrying values on our balance sheet. If impairment is indicated, we are required to write down the asset values to an amount that accurately reflects the true carrying value, as required by Statement of Financial Accounting Standards No. 142. This was the first time that we have been required to report an impairment of goodwill under SFAS No. 142. However, there can be no assurance that we will not be required to recognize an impairment in the future, which could materially adversely affect our financial position and results of operations.
Acquisitions may involve a number of other special financial and business risks, such as:
•	charges related to any potential acquisition from which we may withdraw;

•	diversion of our management’s time, attention, and resources;

•	decreased utilization during the integration process;

•	loss of key acquired personnel;

•	increased costs to improve or coordinate managerial, operational, financial, and administrative systems including compliance with the Sarbanes-Oxley Act of 2002;

•	dilutive issuances of equity securities, including convertible debt securities;

•	the assumption of legal liabilities;

•	amortization of acquired intangible assets;

•	difficulties in integrating diverse corporate cultures; and

•	additional conflicts of interests.
Our success depends on the continued services of key personnel.
Our continued success will depend in large part upon the expertise of our senior management. Peter Baker, our Chief Executive Officer and President, John Baker, our Executive Vice President, and Bruce MacDonald, our Chief Financial Officer, Treasurer and Secretary, have entered into employment agreements with Vermont Pure Holdings, Ltd. These “at will” employment agreements do not prevent these employees from resigning. The departure or loss of any of these executives individually could have an adverse effect on our business and operations.
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

We face competition from companies with far greater resources than we have. In addition, methods of competition in the distribution of home and office refreshment products continue to change and evolve. If we are unable to meet these changes, our business could be harmed.
We operate in highly competitive markets. The principal methods of competition in the markets in which we compete are distribution capabilities, brand recognition, quality, reputation, and price. We have a significant number of competitors, some of which have far greater resources than us. Among our principal competitors are Nestlé Waters North America, large regional brands owned by private groups, and local competitors in the markets that we serve. Price reductions and the introduction of new products by our competitors can adversely affect our revenues, gross margins, and profits.
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
The Federal Food and Drug Administration regulates bottled water as a food. Our bottled water must meet FDA requirements of safety for human consumption, labeling, processing and distribution under sanitary conditions and production in accordance with FDA “good manufacturing practices.” In addition, all drinking water must meet Environmental Protection Agency standards established under the Safe Drinking Water Act for mineral and chemical concentration and drinking water quality and treatment, which are enforced by the FDA. We also must meet state regulations in a variety of areas. These regulations set standards for approved water sources and the information that must be provided and the basis on which any therapeutic claims for water may be made. We have received approval for our drinking water in Connecticut, Massachusetts, New Hampshire, New Jersey, New York, Rhode Island and Vermont. However, we can give no assurance that we will receive such approvals in the future.
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
A significant portion of our sales, 20% in fiscal year 2006, is derived from coffee. The supply and price of coffee may be limited by climate, by international political and economic conditions, and by access to transportation, combined with consumer demand. An increase in the price of coffee could result in a reduction in our profitability. If our ability to purchase coffee were impaired by a market shortage, our sales might decrease, which would also result in a reduction of profitability.
We have a limited amount of bottling capacity. Significant interruptions of our bottling facilities could adversely affect our business.
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
We are required to be in full compliance with Section 404 of the Sarbanes-Oxley Act as of our fiscal year ending October 31, 2009. Under current regulations, the financial cost of compliance with Section 404 is significant. Failure to achieve and maintain effective internal control in accordance with Section 404 could have a material adverse effect on our business and our stock price.
We are in the process of implementing the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires management to assess the effectiveness of our internal controls over financial reporting and include an assertion in our annual report as to the effectiveness of its controls. The cost to comply with this law will affect our net income adversely during the compliance period. In addition, management’s effort and cost are no assurance that our independent auditors will attest to the effectiveness of our internal controls in its report required by the law. If that is the case, the resulting report from our auditors may have a negative impact on our stock price.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES.
As part of our Home and Office delivery operations, we have entered into or assumed various lease agreements for properties used as distribution points and office space. The following table summarizes these arrangements:

Location	Lease expiration	Sq. Ft.	Annual Rent
Williston, VT	June 2009	10,000	$69,556
Waltham, MA	December 2008	11,760	$108,780
Bow, NH	June 2010	9,600	$48,360
Rochester, NY	January 2012	15,000	$60,000
Buffalo, NY	September 2010	10,000	$62,500
Syracuse, NY	December 2010	10,000	$38,070
Halfmoon, NY	October 2011	22,500	$165,825
Plattsburgh, NY	May 2010	5,000	$24,000
Watertown, CT	October 2010	67,000	$414,000
Stamford, CT	October 2010	22,000	$248,400
White River Junction, VT	June 2009	12,000	$69,100
Waterbury, CT	June 2007	5,000	$24,200
Groton, CT	October 2009	7,500	$56,375

All locations are used primarily for warehousing and distribution and have limited office space for location managers and support staff. The exception is the Watertown, CT location that has a substantial amount of office space for sales, accounting, information systems, customer service, and general administrative staff.
In conjunction with the Crystal Rock merger, we entered into ten-year lease agreements to lease the buildings that are utilized for operations in Watertown and Stamford, Connecticut. The landlord for the buildings is a trust with which Henry, John, and Peter Baker, and Ross Rapaport are affiliated. We believe that the rent charged under these leases is not more than fair market rental value.
We expect that these facilities will meet our needs for the next several years.”
ITEM 3. LEGAL PROCEEDINGS.
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
On May 15, 2006, the Company entered into an agreement with Nestlé Waters North America Inc. to resolve pending litigation known as Vermont Pure Holdings, Ltd. v Nestlé Waters North America Inc., which is in the United States District Court for the District of Massachusetts. In this lawsuit, filed in August 2003, the Company had made claims under the federal Lanham Act against Nestlé. The parties provided mutual releases and have stipulated to dismissal of the case, with neither side admitting liability or wrongdoing. Nestle paid the Company $750,000 in June 2006 in connection with the agreement. The Company recorded $750,000 as other income in the third quarter of fiscal year 2006 related to this settlement.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
No matter was submitted to a vote of security holders during the quarter ended October 31, 2006.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Common Stock is traded on the American Stock Exchange, or AMEX, under the symbol VPS. The table below indicates the range of the high and low daily closing prices per share of Common Stock as reported by AMEX.
Fiscal Year Ended October 31, 2006

	High	Low
First Quarter	$2.05	$1.73
Second Quarter	$2.04	$1.69
Third Quarter	$1.71	$1.33
Fourth Quarter	$1.77	$1.30

Fiscal Year Ended October 31, 2005

First Quarter	$2.53	$1.71
Second Quarter	$2.86	$1.80
Third Quarter	$2.16	$1.68
Fourth Quarter	$2.26	$1.71
The last reported sale price of our Common Stock on AMEX on February 7, 2007 was $1.78 per share.
As of that date, we had 427 record owners and believe that there were approximately 3,200 beneficial holders of our Common Stock.
No dividends have been declared or paid to date on our Common Stock. Our senior credit agreement prohibits us from paying dividends without the prior consent of the lender. It is unlikely that we will pay dividends in the foreseeable future.
Securities Authorized for Issuance Under Equity Compensation Plans.
The following table sets forth additional information as of October 31, 2006, about shares of our Common Stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements that were not required to be and were not submitted to our stockholders for approval.

			(c)
			Number of Securities
	(a)	(b)	remaining available for
	Number of Securities to be	Weighted-average exercise	future issuance under
	issued upon exercise of	price of outstanding	equity compensation plans
	outstanding options,	options, warrants	(excluding securities
Plan Category	warrants and rights	and rights	reflected in column (a)).
Equity compensation plans approved by security holders	757,187	$2.96	1,564,500

Equity compensation plans not approved by security holders	0	—	0

Total	757,187	$2.96	1,564,500

Purchase of Equity Securities
The following table summarizes the stock repurchases, by month, that were made during the fourth quarter of the fiscal year ended October 31, 2006.

			Total Number of	Maximum
			Shares	Number of
			Purchased as	Shares that May
	Total Number of		Part of a Publicly	Yet be
	Shares	Average Price	Announced	Purchased Under
	Purchased	Paid per Share	Program (1)	the Program
August 1-31	—	—	—	203,600
September 1-30	7,700	$1.62	7,700	195,900
October 1-31	13,000	$1.60	13,000	182,900

Total	20,700	$1.61	20,700

(1)	On June 16, 2006 we announced a program to repurchase up to 250,000 shares of our common stock at the discretion of management. There is no expiration date for the program and the share limit may not be reached.
ITEM 6. SELECTED FINANCIAL DATA.
The selected consolidated financial data set forth below should be read in conjunction with our financial statements and footnotes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report. The historical results are not necessarily indicative of the operating results to be expected in the future.

	Fiscal Years Ended
	October 31,	October 31,	October 31,	October 31,	October 31,
(000’s except per share)	2006	2005	2004	2003	2002

Net sales	$62,774	$59,835	$52,473	$49,854	$49,068
(Loss) income from continuing operations	$(20,670)	$871	$500	$941	$2,079
(Loss) income per share from continuing operations	$(.96)	$.04	$.02	$.04	$.09
Total assets	$81,335	$102,889	$103,781	$111,123	$109,143
Long term debt, less current portion	$33,875	$37,975	$37,854	$48,274	$46,540

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following Management’s Discussion and Analysis (MD&A) is intended to help the reader understand our company. The MD&A should be read in conjunction with our consolidated financial statements and the accompanying notes. This overview provides our perspective on the individual sections of the MD&A, as well as a few helpful hints for reading these pages. The MD&A includes the following sections:
•	Business Overview — a brief description of fiscal year 2006.

•	Results of Operations — an analysis of our consolidated results of operations for the three years presented in our consolidated financial statements.

•	Liquidity and Capital Resources — an analysis of cash flows, sources and uses of cash, and contractual obligations and a discussion of factors affecting our future cash flow.

•	Critical Accounting Policies — a discussion of accounting policies that require critical judgments and estimates. Our significant accounting policies, including the critical accounting policies discussed in this section, are summarized in the notes to the accompanying consolidated financial statements.
Business Overview
For our fiscal year ended October 31, 2006, we experienced a goodwill impairment (a non-cash charge) in the amount of $22,950,000, which materially reduced our income from continuing operations and net income. This impairment was the result of acquisitions, made by the Company over 10 year period, not meeting financial expectations. Impairment of goodwill does not affect the Company’s liquidity or indicate its profitability prospects in the future. Nevertheless, it was a substantial component of the following operating results: Loss from operations, $16,470,353; Loss from continuing operations, $20,670,118; and Net loss, $20,670,118. But for the impairment of goodwill, all of those line items would have shown income, not losses.
Except for the goodwill impairment charge, the financial performance of our business for fiscal year 2006 improved significantly in fiscal year 2006 over fiscal year 2005. The improvement was a result of increased sales, relatively stable selling, general, and administrative and advertising expenses, and a favorable legal settlement during the year. The increase in sales continues to be generated by non-water related products, most notably single serve coffee, price increases to offset increasing fuel costs and, to a lesser extent, acquisitions. Product margins decreased, as a percentage of sales, as a result of the product mix skewing away from non-water related products. Selling, general, and administrative costs remained relatively stable despite market increases in energy costs and high legal expenses. The Company received a one time legal settlement of $750,000, before taxes, that was booked as income during the fiscal year.
Results of Operations
Fiscal Year Ended October 31, 2006 Compared to Fiscal Year Ended October 31, 2005
Sales
Sales for fiscal year 2006 were $62,774,000 compared to $59,835,000 for 2005, an increase of $2,939,000 or 5%. Sales attributable to acquisitions in fiscal year 2006 were $742,000. Net of the acquisitions, sales increased 4%.
The comparative breakdown of sales is as follows:

Product Line	2006	2005	Difference	% Diff.
	(in 000’s $)	(in 000’s $)	(in 000’s $)
Water	$28,886	$28,869	$17	—
Coffee and Related	17,430	15,388	2,042	13%
Equipment Rental	9,013	9,337	(324)	(3%)
Other	7,445	6,241	1,204	19%

Total	$62,774	$59,835	$2,939	5%

Water – Water sales were essentially unchanged. Volume decreased 2% while price increased 2%. The increase in price was attributable to general increases in list prices. The decrease in volume was a result of a decrease in demand in our core markets. Though volume was favorably impacted by several small acquisitions completed during the year, sales increased less than 1% as a result of acquisitions. Sales to distributors, which account for about 4% of water sales, were up 4%.
Coffee – Sales of coffee and related products increased 2% from sales volume related to acquisitions. Net of acquisitions, sales in this category increased 11%. The increase in sales was attributable to increased volume of all products in this category but primarily to the growth of single serve coffee, which grew 24% to $6,260,000 in fiscal year 2006 compared to $5,045,000 in fiscal year 2005. The margin on single serve coffee products is lower than that for traditional water and coffee products.
Equipment Rental – Rental equipment placements were substantially unchanged in fiscal year 2006 compared to fiscal year 2005. The 3% decrease in average rental charges was primarily related to lower demand for water coolers as a result of retail competition and a higher demand for single serve coffee units. Coffee brewers generally have lower rental charges than water coolers. The impact of acquisitions on equipment rental was not material.
Other – The increase in other revenues was primarily attributable to fuel adjustment charges. These charges are to compensate for high fuel costs, are not allocated to specific products, and vary with the market costs of fuel and represent a $1.1 million increase over 2005. Sales from other products, which include cups, vending items, and single serve soft drinks and water, were substantially unchanged from 2005.
Gross Profit/Cost of Goods Sold
Gross profit increased $1,308,000, or 4% in fiscal year 2006 compared to 2005, to $36,300,000 from $34,992,000. As a percentage of sales, gross profit decreased to 57.8% of sales from 58.5% for the respective period. The dollar increase in gross profit was attributable to higher sales. Lower gross profit, as a percentage of sales, was a result of the product sales mix and higher cost of sales. A significant amount of the sales growth from the previous year was generated by coffee which has a lower margin than water related revenue. Higher cost of sales were attributable to higher energy and service costs and production inefficiencies when bringing new bottling equipment on line at our Halfmoon, NY facility.
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
Income from Operations/Operating Expenses
Loss from operations was $16,470,000 in 2006 compared to income from operations of $5,236,000 in 2005, a decrease in this line item of $21,706,000. As noted above, the most significant component of this decrease was goodwill impairment of $22,950,000. If there had been no goodwill impairment, fiscal 2006 income from operations would have increased compared to fiscal 2005. Positive components of our fiscal 2006 operating results were attributable to higher sales and stable recurring operating costs. Total operating expenses increased to $52,771,000 for the year, up from $29,756,000 the prior year, an increase of $23,015,000. Once again, the most significant contributor to the increase was the impairment charge of $22,950,000. Without regard to impairment, the increase in our operating expenses was quite modest.
Selling, general and administrative (SG&A) expenses were $27,934,000 in fiscal year 2006 and $27,791,000 in 2005, an increase of $143,000, less than 1%. Of total SG&A expenses, route sales costs, significantly influenced by labor, fuel, vehicle, and insurance costs, increased 2%, or $213,000 to $13,395,000 in fiscal year 2006 from $13,182,000 in fiscal year 2005, primarily related to labor for commission-based sales from increased product volume and fuel due to market prices. Included in SG&A expenses, total direct distribution related costs increased $178,000, or 1%, to $12,741,000 in fiscal year 2006 from $12,563,000 in fiscal year 2005. In addition, selling costs increased 7%, or $212,000 to $3,061,000 in fiscal year 2006 from $2,849,000 in fiscal year 2005, as a result of a increase in sales staffing. Administrative costs decreased 2%, or $282,000 to $11,478,000 in fiscal year 2006 from $11,760,000 in fiscal year 2005, as a result of lower compensation expense.
Advertising expenses were $1,083,000 in fiscal year 2006 compared to $1,194,000 in 2005, a decrease of $111,000, or 9%. The decrease in advertising costs is primarily related to a reduction of television advertising for the year.
Amortization increased to $878,000 in fiscal year 2006 from $787,000 in 2005. This increase is attributable to intangible assets that were acquired as part of several acquisitions in fiscal year 2006.
We had a gain on the sale of assets of $74,000 in fiscal year 2006 that was primarily generated by the sale of a small portion of our customer lists. This compared to a $15,000 gain on the sale of miscellaneous assets in fiscal year 2005.
In fiscal year 2006, we incurred an impairment loss of $22,950,000. The impairment loss is a non-cash charge and was a result of the assessment of our goodwill as of October 31, 2006. Goodwill had been recorded for acquisitions from 1996 through 2006. Our assessment concluded that goodwill on our books exceeded the value as prescribed by SFAS 142. The loss was result of the acquisitions not yielding the anticipated economic benefit.
Other Income and Expense, Income Taxes, and Income from Continuing Operations
Interest expense was $3,268,000 for fiscal year 2006 compared to $3,365,000 for fiscal year 2005, a decrease of $97,000. Lower interest costs were primarily a result of reduced amounts of senior and subordinated debt. Lower loan balances were partially offset by higher market interest rates and fixing new senior debt at a higher rate than market rates, after the expiration of a $10 million interest rate swap agreement in June, 2006.
We recorded $750,000 as other income in 2006 related to the settlement of our case against Nestle. In fiscal year 2005, we incurred $250,000 related to the settlement of legal matters with former employees. These expenses comprise most of the $261,000 of total miscellaneous expense in 2005.
Loss from continuing operations before income tax expense was $18,989,000 in fiscal year 2006 compared to income from continuing operations of $1,610,000 in fiscal year 2005, a decrease of $20,599,000. As noted above, the most significant component of loss from continuing operations in fiscal 2006 was goodwill impairment of $22,950,000. The tax expense for fiscal year 2006 was $1,682,000 compared to $740,000 for fiscal year 2005 and resulted in an effective tax rate of (9%) in 2006 and 46% in 2005. The increase in income tax expense is primarily a result of higher taxable income. The significant decrease in the tax rate is attributable to the exclusion of the impairment loss from taxable income. In addition to the impact of the impairment loss to the tax rate, there is a decrease in tax rate as a result of a shift in earnings in states with lower effective rates. Our total effective tax rate is a combination of federal and state rates for the states in which we operate.
Net (Loss) Income
Net loss was $20,670,000 in 2006 compared to a net income of $871,000 in 2005, a decrease of $21,541,000. As noted above, the most significant component of the net loss was goodwill impairment of $22,950,000. Net (loss) income was completely attributable to continuing operations, which includes the impairment charge.
Based on the weighted average number of shares of Common Stock outstanding of 21,631,000 (basic and diluted) during 2006, net loss was $(.96) per share – basic and diluted. This was a $1.00 per share decrease, basic and diluted, over 2005 when the weighted average number of shares of Common Stock outstanding of 21,620,000 (basic) and 21,626,000 (diluted) resulting in net income of $.04 per share – basic and diluted. All (loss) earnings per share were derived from continuing operations.
The fair value of our swaps decreased $134,000 during fiscal year 2006 compared to an increase of $107,000 in 2005. This resulted in an unrealized loss of $92,000 and unrealized gain of $65,000, net of taxes, respectively, for the fiscal years ended October 31, 2006 and 2005. The decrease during the year has been recognized as an adjustment to net loss (income) to arrive at comprehensive income(loss) as defined by the applicable accounting standards. Further, the cumulative adjustment over the life of the instrument has been recorded as a current asset and accumulated other comprehensive income on our consolidated balance sheet.

Fiscal Year Ended October 31, 2005 Compared to Fiscal Year Ended October 31, 2004
Sales
Sales for fiscal year 2005 were $59,835,000 compared to $52,473,000 for 2004, an increase of $7,362,000 or 14%. Sales attributable to acquisitions in fiscal year 2005 were $3,731,000. Net of the acquisitions, sales increased 7%.
The comparative breakdown of sales is as follows:

Product Line	2005	2004	Difference	% Diff.
	(in 000’s $)	(in 000’s $)	(in 000’s $)
Water	$28,869	$25,043	$3,826	15%
Coffee and Other Products	21,629	18,524	3,105	17%
Equipment Rental	9,337	8,906	431	5%

Total	$59,835	$52,473	$7,362	14%

Water – The increase in water sales was primarily attributable to acquisitions. Net of acquisitions, water sales increased 6%. The increase, net of acquisitions, was evenly split between the effect of price and volume. The increase in price was attributable to general increases in list prices. Increases in volume were a result of an increase in demand in our core markets which, in part, was favorably impacted by substantially warmer weather in fiscal year 2005 as compared to fiscal year 2004. Sales to distributors, which account for about 4% of water sales, were up 15%.
Coffee and Other Products – Sales of coffee and other products increased 4% from sales volume related to acquisitions. Net of acquisitions, sales in this category increased 13%. The increase in sales was attributable to increased volume of all products in this category but primarily to the growth of single serve coffee, which grew 43% to $5,045,000 in fiscal year 2005 compared to $3,532,000 in fiscal year 2004. The margin on single serve coffee products is lower than that for traditional products. Other revenue increases were generated by increased sales of coolers and single serve brewers and fees charged to customers to offset increased fuel costs. These represented a total revenue increase of $426,000. We expect cooler sales to grow at a similar rate next year as customers choose to purchase coolers rather than rent them.
Equipment Rental – Equipment rental revenue was up in fiscal year 2005 compared to fiscal year 2004 as a result of more cooler placements and additional coffee machine rentals from the sale of single serve coffee. Net of acquisitions, equipment rental revenue was down 2% for the year compared to last year. Total equipment rental and water cooler placements in the fiscal year 2005, net of acquisitions, were down 1% compared to fiscal year 2004 as a result of sales competition in the retail market. We expect water cooler rental placements to stay level or decrease slightly in the coming year as customers purchase their own coolers. Average rental price was down 1%. Brewer rentals increased slightly as a result of demand for single serve units.
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
Income from Operations/Operating Expenses
Income from operations increased to $5,236,000 in 2005 from $4,514,000 in 2004, an increase of $722,000, or 16%. The increase was attributable to higher sales and gross profit that more than offset higher operating costs.
Total operating expenses increased to $29,756,000 for the year, up from $25,181,000 the prior year, an increase of $4,575,000, or 18%. Selling, general and administrative (SG&A) expenses were $27,791,000 in fiscal year 2005 and $23,748,000 in 2004, an increase of $4,043,000, or 17%. Of total SG&A expenses, route sales costs, significantly influenced by labor, fuel, vehicle, and insurance costs, increased 14%, or $1,584,000 to $13,182,000 in fiscal year 2005 from $11,598,000 in fiscal year 2004, primarily related to labor for commission-based sales from increased product volume, fuel due to market prices, vehicle lease and repair costs, and insurance costs due to market rates and loss experience. Included in SG&A expenses, total direct distribution related costs increased to $12,563,000 in fiscal year 2005 from $10,940,000 in fiscal year 2004. In addition, selling costs increased 14%, or $345,000 to $2,849,000 in fiscal year 2005 from $2,504,000 in fiscal year 2004, as a result of a increase in sales staffing. Administrative costs increased 22%, or $2,113,000 to $11,760,000 in fiscal year 2005 from $9,646,000 in fiscal year 2004, as a result of legal, accounting, and consulting costs attributed to regulatory compliance, corporate reorganization, bank refinancing, and severance costs.
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
Based on the weighted average number of shares of Common Stock outstanding of 21,620,000 (basic) and 21,626,000 (diluted) during 2005, net income was $.04 per share – basic and diluted. All earnings per share were derived from continuing operations. Based on the weighted average number of shares of common stock outstanding of 21,497,000 (basic) and 21,575,000 (diluted) during 2004, net income was $.03 per share – basic and diluted. Of the $.03 earnings per share, $.02 was attributable to continuing operations while $.01 was from discontinued operations, basic and diluted. Fiscal year 2005 earnings per share exceeded those for 2004 by $.01 per share, in total, and $.02 per share for continuing operations.
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
Liquidity and Capital Resources
As of October 31, 2006, we had working capital of $2,517,000 compared to $3,372,000 as of October 31, 2005, a decrease of $855,000. The decrease in working capital was primarily attributable to a reduction of current assets resulting from the reclassification of a $500,000 note receivable from current to other assets as well as an increase in the current portion of our scheduled debt amortization of $300,000.
Net cash provided by operating activities increased $975,000, or 13%, to $8,473,000 from $7,498,000. We use cash provided by operations to repay debt and fund capital expenditures. In fiscal year 2006, we used $3,125,000 for scheduled repayments of our term debt and $600,000 for repayment of our outstanding balance on our acquisition line of credit with Bank of America. In addition we used $4,131,000 for capital expenditures. Capital expenditures included coolers, brewers, bottles and racks related to home and office distribution as well as bottling equipment and leasehold improvements. Capital expenditures were higher than in previous years as a result of the outlay during the year for capital improvements for our bottling plant in Halfmoon, New York.
As of October 31, 2006, we did not have outstanding balances on our revolving and acquisition lines of credit with Bank of America. However we had letters of credit totaling $1,523,000 outstanding on our revolving line of credit. Consequently, as of October 31, 2006 there was $7,500,000 and $4,477,000 available on the acquisition and revolving lines of credit, respectively.
Our credit facility requires that we be in compliance with certain financial covenants at the end of each fiscal quarter. The covenants include senior debt service coverage as defined of greater than 1.25 to 1, total debt service coverage as defined of greater than 1 to 1, and senior debt to EBITDA as defined of no greater than 2.5 to 1. As of October 31, 2006, we were in compliance with all of the financial covenants of our new credit facility and we expect to be in compliance in the foreseeable future.
As of October 31, 2006, we had an interest rate swap agreement with Bank of America in effect. Our credit agreement with the bank requires that we fix 75% of the interest rate of the term debt for the life of the loan. The swap fixes the interest rate at 4.66%, plus the applicable margin, 1.75% on the term loan and 1.50% on the lines of credit at October 31, 2006, and amortizes concurrently with the loan principal to fix the interest rate with respect to 75% of the outstanding principal. As of October 31, 2006, the total notional amount committed to the swap agreement was $17,531,000. For a further explanation of our fixed debt instruments, see Item 7A.
We used $105,000 of cash to purchase shares of our common stock on the open market during fiscal year 2006.
In fiscal year 2006, we reduced our net deferred tax asset by $4,001,000 resulting in a net deferred tax liability of $2,550,000 as of October 31, 2006. The reduction was primarily a result of an adjustment to increase deferred tax liabilities resulting from previous purchases of businesses. The adjustment was based on management’s estimate of the tax basis of the assets acquired and resulted in a corresponding increase to goodwill in 2006. The reduction of our deferred tax asset was also a result the usage of federal net operating loss carryforwards and other deferred taxes in 2006 that offset taxes that would have been payable in cash for the period. The deferred tax liability at October 31, 2006 represents temporary timing differences, primarily attributable to depreciation and amortization, between book and tax calculations. As of October 31, 2006 we have used substantially all of our federal net operating loss carryforwards and will have to fund our tax liabilities with cash in the future.
In addition to our senior and subordinated debt commitments, we have significant future cash commitments, primarily in the form of operating leases that are not reported on the balance sheet. The following table sets forth our contractual commitments as of October 31, 2006:

	Payment due by Period
Contractual Obligations	Total	2007	2008-2009	2010-2011	After 2011
Debt	$37,459,000	$3,584,000	$8,125,000	$9,000,000	$16,750,000
Interest on Debt (1)	14,678,000	3,116,000	5,471,000	4,355,000	1,736,000
Operating Leases	8,423,000	2,623,000	4,139,000	1,651,000	10,000
Coffee Purchase Commitments	247,000	247,000	—	—	—

Total	$60,807,000	$9,570,000	$17,735,000	$15,006,000	$18,496,000

(1)	Interest based on 75% of outstanding senior debt at the hedged interest rate discussed above, 25% of outstanding senior debt at a variable rate of 7.07%, and subordinated debt at a rate of 12%.

As of the date of Form 10-K, we have no other material contractual obligations or commitments.
Inflation has had no material impact on our performance.
Factors Affecting Future Cash Flow
In 2006, we generated sufficient cash to fund operations, capital expenditures, scheduled loan payments and pay down the operating line of credit with the bank. We anticipate that we will be profitable in fiscal year 2007 and generate cash for these and other purposes. Starting in 2007 we will have to fund our income tax liability with cash. In past years we have primarily used net operating losses to offset this obligation. This will be a significant new use of cash if we remain profitable.
If we continue to generate cash in excess of operating activities we will explore opportunities to best use it. We will continue to evaluate potential acquisitions in our existing core market areas and may borrow more money to finance such transactions if we close them. However, we have a large amount of debt and would like to pay down debt if we do not find acquisitions that are accretive. If the business does not perform to our expectations we would have to borrow from our line of credit to fund some expenditures and our debt level would not decrease as much as anticipated or may increase.
Moreover, interest rates have been increasing and we continue to be exposed to market rates for 25% of our senior term debt balance and any additional line of credit balances. We expect capital spending of $3.9 million in fiscal year 2007 to include facility upgrades in Watertown, Connecticut.
Factors Affecting Quarterly Performance
Our business and financial trends vary from quarter to quarter based on, but not limited to, seasonal demands for our products, climate, and economic and geographic trends. Consequently, results for any particular fiscal quarter are not necessarily indicative, through extrapolation, of results for a longer period.
Critical Accounting Policies
Our financial statements are prepared in accordance with generally accepted accounting principles. Preparation of the statements in accordance with these principles requires that we make estimates, using available data and our judgment for such things as valuing assets, accruing liabilities, and estimating expenses. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies and estimates. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting policies. We base our ongoing estimates on historical experience and other various assumptions that we believe to be reasonable under the circumstances.
Accounts Receivable – Allowance for Doubtful Accounts
We routinely review our accounts receivable, by customer account aging, to determine if the amounts due are collectible based on information we receive from the customer, past history, and economic conditions. In doing so, we adjust our allowance accordingly to reflect the cumulative amount that we feel is uncollectible. This estimate may vary from the proceeds that we actually collect. If the estimate is too low we may incur higher bad debt expenses in the future resulting in lower net income. If the estimate is too high, we may experience lower bad debt expense in the future resulting in higher net income.
Fixed Assets – Depreciation
We maintain buildings, machinery and equipment, and furniture and fixtures to operate our business. We estimate the life of individual assets to allocate the cost over the expected life. The basis for such estimates is use, technology, required maintenance, and obsolescence. We periodically review these estimates and adjust them if necessary. Nonetheless, if we overestimate the life of an asset or assets, at a point in the future, we would have to incur higher depreciation costs and consequently, lower net income. If we underestimate the life of an asset or assets, we would absorb too much depreciation in the early years resulting in higher net income in the later years when the asset is still in service.
Goodwill — Intangible Asset Impairment
We have acquired a significant number of companies. The difference between the value of the assets and liabilities acquired, including transaction costs, and the purchase price is recorded as goodwill. If goodwill is not impaired, it would remain as an asset on our balance sheet at the value acquired. If it is impaired, we would be required to write down the asset to an amount that accurately reflects its estimated value. We have had an independent valuation of the Company performed as of October 31, 2006. By comparing the fair value to the carrying value of the Company, we have determined that goodwill is impaired. As a result of this process the Company has recorded an impairment loss on goodwill of $22,950,000. In providing the valuation, the independent valuation firm has relied, in part, on projections of the Company’s future cash flows that we provided. If these projections change in the future, there may be a material impact on the valuation of the Company, which may result in an additional impairment of goodwill.
Income Taxes
In accordance with SFAS No. 109 “Accounting for Income Taxes”, we recognize deferred tax assets and liabilities based on temporary differences between the financial statement carrying amount of assets and liabilities and their corresponding tax basis. The valuation of these assets and liabilities is based on estimates that are dependent on rate and time assumptions. If these estimates do not prove to be correct in the future, we may have over or understated income tax expense and, as a result, earnings.
Stock Based Compensation
At the beginning of fiscal year 2006, we adopted SFAS 123(R) “Share-based Payments” (revised 2004) which requires us to recognize the cost of equity issued in exchange for services. The cost of equity is determined using interest rate, volatility, and expected life assumptions. This pronouncement did not have a material impact on our financial position in fiscal year 2006 since we had an immaterial amount of equity (options) issued or vesting during the period.
In prior years, following the accounting treatment prescribed by APB Opinion No. 25 “Accounting for Stock Issued to Employees”, we have recognized no compensation expense for our stock option awards because the exercise price of our stock options equaled the market price of the underlying stock on the date of option grant. If our compensation committee chose to award options at lower than market prices, we would have been required to recognize compensation expense. The compensation committee issued restricted shares of our stock and we recorded compensation expense over the vesting period as a result of the issuance.

We provide pro forma disclosure in the footnotes to our financial statements to enable the reader to assess the impact on the financial statements if we had used the fair value method using SFAS 123 for fiscal years prior to 2006. In doing so, we make certain assumptions related to interest rates and the volatility of our stock price. The accuracy of these assumptions affects the eventual outcome of the amount of stock based compensation reported in the footnote.
We estimate a risk free rate of return based on current (at the time of option issuance) U. S. Treasury bonds and calculate the volatility of its stock price over the past twelve months from the option issuance date. The fluctuations in the volatility assumption used in the calculation over the years reported is a direct result of the increases and decrease in the stock price over that time. All other factors being equal, a 10% increase in the volatility percentage results in approximately a 12% increase in the fair value of the options, net of tax.
Off-Balance Sheet Arrangements
We lease various facilities and equipment under cancelable and non-cancelable short and long term operating leases which are described in Footnote 16 to the Audited Consolidated Financial Statements contained in our annual report on Form 10-K and reported as commitments in the Contractual Obligations table appearing in the Liquidity and Capital Resources portion of Item 7 of our annual report on Form 10-K.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risks
At October 31, 2006, we had approximately $5,844,000 of long-term debt subject to variable interest rates. Under the credit agreement with Bank of America, we pay interest at a rate of LIBOR plus a margin of 1.75%, or 7.07% at October 31, 2006. A hypothetical 100 basis point increase in the LIBOR rate would result in an additional $58,000 of interest expense on an annualized basis. Conversely, a decrease would result in a proportionate interest cost savings.
Our credit agreement requires that we fix the interest rate on 75% of our term debt for the life of the loan. We have accomplished this with a swap agreement that fixes the interest rate at 4.66%, plus the applicable margin, 1.75% at October 31, 2006, and amortizes concurrently with the loan principal to fix the interest rate with respect to 75% of the outstanding principal. As of October 31, 2006, the total notional amount committed to swap agreements was $17,531,000.
As of October 31, 2006, the rates under our swap agreement were favorable to the market. We will continue to evaluate swap rates as the market dictates. They serve to stabilize our cash flow and expense but ultimately may cost more or less in interest than if we had carried all of our debt at a variable rate over the swap term. To date we have fixed rates as required by our credit agreement with the bank. Future low rates may compel us to fix a higher portion to further stabilize cash flow and expenses as we monitor short and long term rates and debt balances.
Commodity Price Risks
Coffee
The cost of our coffee purchases are dictated by commodity prices. As of October 31, 2006, we purchased coffee at fixed price contracts with our vendors. We enter into contracts to mitigate market fluctuation of these costs by fixing the price for certain periods. As of October 31, 2006, we had fixed the price of our anticipated supply through March 2007 at a “green” price of $1.00 -$1.29 per pound. We are not insulated from price fluctuations beyond that date. At our existing sales levels, an increase in pricing of $.10 per pound would increase our total cost for coffee $120,000 annually. In this case, competitors that had fixed pricing might have a competitive advantage.
Diesel Fuel
We own and operate vehicles to deliver product to customers. The cost of fuel to operate these vehicles fluctuates over time. In recent years, prices have fluctuated significantly. We estimate that a $0.10 increase per gallon in fuel cost would result in an increase to operating costs of approximately $60,000 on an annual basis. In aggregate, we have spent approximately an additional $324,000 on fuel as a result of higher prices in fiscal year 2006 compared to 2005. We have offset some of this cost by adjusting our price to our customers on a monthly basis while fuel prices are higher.
ITEM 8. FINANCIAL STATEMENTS
Our Consolidated Financial statements and their footnotes are set forth commencing on page F-1.
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
Changes in Internal Control over Financial Reporting
During the fourth quarter of fiscal 2006, there were no changes in our internal control over financial reporting that materially affected or are reasonably likely to materially affect internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required by this Item is incorporated by reference from the Proxy Statement for our Annual Meeting of Stockholders scheduled to be held March 28, 2007.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this Item is incorporated by reference from the Proxy Statement for our Annual Meeting of Stockholders scheduled to be held March 28, 2007.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
Information required by this Item is incorporated by reference from the Proxy Statement for our Annual Meeting of Stockholders scheduled to be held March 28, 2007.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
The information required by this Item is incorporated by reference from the Proxy Statement for our Annual Meeting of Stockholders scheduled to be held March 28, 2007.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this Item is incorporated by reference from the Proxy Statement for our Annual Meeting of Stockholders scheduled to be held March 28, 2007.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
a) The following documents are filed as part of this report:
     Financial Statements
          Reference is made to the Financial Statements included in Item 8 of Part II hereof.
     Schedules
          None
b) Exhibits:

		Filed with
Exhibit		this Form		Incorporated by Reference
No.	Description	10-K	Form	Filing Date	Exhibit No.
3.1	Certificate of Incorporation		S-4	September 6, 2000	Exhibit B to Appendix A

3.2	Certificate of Amendment to Certificate of Incorporation		8-K	October 19, 2000	4.2

3.3	By-laws		10-Q	September 14, 2001	3.3

4.1	Registration Rights Agreement with Peter K. Baker, Henry E. Baker, John B. Baker and Ross Rapaport		8-K	October 19, 2000	4.6

10.1*	1993 Performance Equity Plan		S-8	August 25, 1995	10.1

10.2*	1998 Incentive and Non-Statutory Stock Option Plan, as amended		14A	March 10, 2003	A

10.3*	1999 Employee Stock Purchase Plan		14A	March 15, 1999	A

10.4*	2004 Stock Incentive Plan		14A	March 9, 2004	B

10.5*	Instrument of Amendment dated September 22, 2005 amending the 1999 Employee Stock Purchase Plan		8-K	September 28, 2005	10.1

10.6*	Employment Agreement dated January 1, 2005 with Peter K. Baker		10-K	January 31, 2005	10.6

10.7*	Employment Agreement dated March 24, 2005 with Bruce S. MacDonald		10-Q	July 8, 2005	10.7

10.8*	Employment Agreement dated January 1, 2005 with John B. Baker		10-K	January 31, 2005	10.7

10.9*	Employment Agreement dated January 1, 2005 with Henry E. Baker		8-K	June 29, 2005	10.1

10.10*	Severance Agreement dated December 5, 2005 with Timothy Fallon		10-K	January 30, 2006	10.11

10.11	Lease of Grounds in Stamford, Connecticut from Henry E. Baker		S-4	September 6, 2000	10.24

10.12	Lease of Buildings and Grounds in Watertown, Connecticut from the Baker’s Grandchildren Trust		S-4	September 6, 2000	10.22

10.13	Lease of Building in Stamford, Connecticut from Henry E. Baker		S-4	September 6, 2000	10.23

		Filed with
Exhibit		this Form		Incorporated by Reference
No.	Description	10-K	Form	Filing Date	Exhibit No.
10.14	Credit Agreement dated April 5, 2005 with Bank of America and Webster Bank		10-Q	July 8, 2005	10.1

10.15	Form of Term Note dated April 5, 2005 issued to Bank of America and Webster Bank		10-Q	July 8, 2005	10.2

10.16	Form of Subordination and Pledge Agreement dated April 5, 2005 between Henry E. Baker, Joan Baker, John B. Baker, Peter K. Baker and Bank of America		10-Q	July 8, 2005	10.3

10.17	Form of Second Amended and Restated Promissory Note dated April 5, 2005 issued to Henry E. Baker, Joan Baker, John B. Baker and Peter K. Baker		10-Q	July 8, 2005	10.4

10.18	Form of Acquisition Note dated April 5, 2005 issued to Bank of America and Webster Bank		10-Q	July 8, 2005	10.5

10.19	Form of Revolving Credit Note dated April 5, 2005 issued to Bank of America and Webster Bank		10-Q	July 8, 2005	10.6

10.20	Form of Indemnification Agreement dated November 2, 2005 with each of Henry E. Baker, John B. Baker, Peter K. Baker, Phillip Davidowitz, Martin A. Dytrych, David Jurasek, John M. Lapides, Bruce S. MacDonald and Ross S. Rapaport		10-K	January 30, 2006	10.21

10.21	Form of Indemnification Agreement dated November 2, 2005 with each of John M. Lapides and Martin A. Dytrych		10-K	January 30, 2006	10.22

10.22	Purchase and Sale Agreement dated March 1, 2004 with MicroPack Corporation		10-Q	March 16, 2004	10.27

10.23	Trademark License Agreement dated March 1, 2004 with MicroPack Corporation		10-Q	March 16, 2004	10.28

10.24	Supply and License Agreement dated March 1, 2004 with MicroPack Corporation		10-Q	March 16, 2004	10.29

10.25	Agreement dated May 5, 2006 with Nestle Waters of North America Inc. to discontinue the Civil Action Vermont Pure Holdings, Ltd. v. Nestle Waters of North America Inc.		10-Q	June 14, 2006	10.1

22.1	Subsidiary	X

23.1	Consent of Wolf & Company, P.C.	X

23.2	Consent of Deloitte & Touche LLP	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*	Management contract or compensatory plan.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Vermont Pure Holdings, Ltd. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERMONT PURE HOLDINGS, LTD.

	By:	/s/ Peter K. Baker
Dated: February 13, 2007	Peter K. Baker, Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ross S. Rapaport	Chairman of the Board of Directors	February 13, 2007
Ross S. Rapaport

/s/ Henry E. Baker	Director, Chairman Emeritis	February 13, 2007
Henry E. Baker

/s/ John B. Baker	Executive Vice President and Director	February 13, 2007
John B. Baker

/s/ Peter K. Baker	Chief Executive Officer and Director	February 13, 2007
Peter K. Baker

/s/ Phillip Davidowitz	Director	February 13, 2007
Phillip Davidowitz

/s/ Martin A. Dytrych	Director	February 13, 2007
Martin A. Dytrych

/s/ John M. Lapides	Director	February 13, 2007
John M. Lapides

/s/ Bruce S. MacDonald	Chief Financial Officer and Chief	February 13, 2007
Bruce S. MacDonald	Accounting Officer and Secretary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders,
Vermont Pure Holdings, Ltd.
Watertown, Connecticut
We have audited the accompanying consolidated balance sheet of Vermont Pure Holdings, Ltd. and subsidiary as of October 31, 2006 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Vermont Pure Holdings, Ltd. and subsidiary as of October 31, 2005 and for the years ended October 31, 2005 and 2004 were audited by other auditors. Those auditors expressed an unqualified opinion on those financial statements in their report dated January 26, 2006.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the 2006 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vermont Pure Holdings, Ltd. and subsidiary as of October 31,2006, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ Wolf & Company, P.C.
Boston, Massachusetts
February 12, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Vermont Pure Holdings, Ltd.
Watertown, Connecticut
We have audited the accompanying consolidated balance sheet of Vermont Pure Holdings, Ltd. and subsidiary (the “Company”) as of October 31, 2005 and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss) and cash flows for each of the two years in the period then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Vermont Pure Holdings, Ltd. and subsidiary as of October 31, 2005 and the results of their operations and their cash flows for each of the two years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
Hartford, Connecticut
January 26, 2006

VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	October 31,	October 31,
	2006	2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,120,111	$1,895,810
Accounts receivable, trade — net of reserve of $352,844 and $289,837 for 2006 and 2005, respectively	7,212,054	7,249,801
Inventories	1,192,286	1,133,315
Current portion of deferred tax asset	683,509	796,662
Other current assets	884,031	1,699,370
Unrealized gain on derivatives	134,737	168,582

TOTAL CURRENT ASSETS	12,226,728	12,943,540

PROPERTY AND EQUIPMENT — net	10,718,834	10,890,376

OTHER ASSETS:
Goodwill	54,421,662	74,755,851
Other intangible assets — net	3,197,575	3,569,818
Deferred tax asset	—	654,729
Other assets	770,212	75,000

TOTAL OTHER ASSETS	58,389,449	79,055,398

TOTAL ASSETS	$81,335,011	$102,889,314

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long term debt	$3,583,564	$3,266,750
Accounts payable	2,005,283	2,582,105
Accrued expenses	3,414,036	2,990,129
Current portion of customer deposits	706,401	732,835

TOTAL CURRENT LIABILITIES	9,709,284	9,571,819

Long term debt, less current portion	33,875,000	37,975,000
Deferred tax liability	3,233,228
Customer deposits	2,828,208	2,933,732

TOTAL LIABILITIES	49,645,720	50,480,551

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock — $.001 par value, 50,000,000 authorized shares, 21,747,572 issued and 21,608,922 outstanding shares as of October 31, 2006 and 21,744,817 issued and 21,673,267 outstanding as of October 31, 2005	21,747	21,744
Additional paid in capital	58,220,887	58,207,645
Treasury stock, at cost, 138,650 shares as of October 31, 2006 and 71,550 shares as of October 31, 2005	(369,662)	(264,735)
Unearned compensation	—	(134,250)
Accumulated deficit	(26,260,341)	(5,590,223)
Accumulated other comprehensive income	76,660	168,582

TOTAL STOCKHOLDERS’ EQUITY	31,689,291	52,408,763

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$81,335,011	$102,889,314

See the accompanying notes to the consolidated financial statements.

VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended October 31
	2006	2005	2004
NET SALES	$62,773,812	$59,834,575	$52,473,401

COST OF GOODS SOLD	26,473,269	24,842,247	22,777,542

GROSS PROFIT	36,300,543	34,992,328	29,695,859

OPERATING EXPENSES:
Selling, general and administrative expenses	27,934,390	27,790,539	23,748,088
Advertising expenses	1,082,725	1,193,905	1,033,601
Amortization	877,855	787,043	409,380
Gain on disposal of property and equipment	(74,092)	(15,067)	(9,649)
Impairment loss — goodwill	22,950,018	—	—

TOTAL OPERATING EXPENSES	52,770,896	29,756,420	25,181,420

(LOSS) INCOME FROM OPERATIONS	(16,470,353)	5,235,908	4,514,439

OTHER INCOME (EXPENSE):
Interest	(3,268,192)	(3,364,902)	(3,506,769)
Miscellaneous income (expense)	750,000	(260,647)	(152,838)

TOTAL OTHER EXPENSE, NET	(2,518,192)	(3,625,549)	(3,659,607)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(18,988,545)	1,610,359	854,832

INCOME TAX EXPENSE	1,681,573	739,766	354,708

(LOSS) INCOME FROM CONTINUING OPERATIONS	(20,670,118)	870,593	500,124

DISCONTINUED OPERATIONS:
Loss from discontinued operations	—	—	(78,555)
Gain on disposal of segments of business	—	—	352,535
Income tax expense from discontinued operations	—	—	(113,759)

INCOME FROM DISCONTINUED OPERATIONS	—	—	160,221

NET (LOSS) INCOME	$(20,670,118)	$870,593	$660,345

NET (LOSS) INCOME PER SHARE — BASIC:
Continuing Operations	$(0.96)	$0.04	$0.02
Discontinued Operations	—	—	0.01

NET (LOSS) INCOME	$(0.96)	$0.04	$0.03

NET (LOSS) INCOME PER SHARE — DILUTED:
Continuing Operations	$(0.96)	0.04	0.02
Discontinued Operations	—	—	0.01

NET (LOSS) INCOME	$(0.96)	$0.04	$0.03

WEIGHTED AVERAGE SHARES USED IN COMPUTATION — BASIC	21,630,739	21,619,863	21,497,251

WEIGHTED AVERAGE SHARES USED IN COMPUTATION — DILUTED	21,630,739	21,625,683	21,574,515

See the accompanying notes to the consolidated financial statements.

VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

								Accumulated
	Common		Additional			Treasury		Other
	Shares	Stock	Paid in	Unearned	Treasury	Stock	Accumulated	Comprehensive		Comprehensive
	Issued	Par Value	Capital	Compensation	Shares	Amount	Deficit	Gain (Loss)	Total	Income (Loss)
Balance, October 31, 2003	21,430,987	$21,431	$57,535,069	$—	71,550	$(264,735)	$(7,121,161)	$(35,504)	$50,135,100
Stock compensation	7,484	7	56,350						56,357
Exercise of stock options	33,200	33	82,967						83,000
Restricted stock grants	26,000	26	57,174						57,200
Shares issued under employee stock purchase plan	72,040	72	179,777						179,849
Officer share purchases			5,741						5,741
Deferred compensation			(47,667)						(47,667)
Net income							660,345		660,345	$660,345
Unrealized gain on derivatives								138,604	138,604	138,604

Balance, October 31, 2004	21,569,711	21,569	57,869,411	—	71,550	(264,735)	(6,460,816)	103,100	51,268,529	$798,949

Shares issued under employee stock purchase plan	97,047	97	150,646						150,743
Restricted stock grants	75,000	76	134,174	(134,250)					—
Stock compensation	3,059	2	5,747						5,749
Deferred compensation			47,667						47,667
Net income							870,593		870,593	$870,593
Unrealized gain on derivatives								65,482	65,482	65,482

Balance, October 31, 2005	21,744,817	21,744	58,207,645	(134,250)	71,550	(264,735)	(5,590,223)	168,582	52,408,763	$936,075

Shares issued under employee stock purchase plan	82,315	82	124,349						124,431
Non cash compensation			14,064						14,064
Restricted stock forfeiture	(75,000)	(75)	(134,175)	134,250					—
Exercise of stock options	5,000	5	8,995						9,000
Share retirements	(9,560)	(9)	9						—
Shares repurchased					67,100	(104,927)			(104,927)
Net loss							(20,670,118)		(20,670,118)	$(20,670,118)
Unrealized gain (loss) on derivatives								(91,922)	(91,922)	(91,922)

Balance, October 31, 2006	21,747,572	$21,747	$58,220,887	$—	138,650	$(369,662)	$(26,260,341)	$76,660	$31,689,291	$(20,762,040)

See the accompanying notes to the consolidated financial statements.

VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended October 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(20,670,118)	$870,593	$660,345
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	4,041,448	4,802,387	5,091,470
Provision for bad debts	300,811	316,667	366,844
Amortization	877,855	787,043	409,380
Impairment loss — goodwill	22,950,018	—	—
Non cash interest expense	103,881	31,862	—
Deferred tax expense	1,323,734	737,768	150,283
Gain on asset disposal	(74,092)	(15,067)	(9,649)
Gain on the sale of segments of business	—	—	(352,535)
Non cash compensation	14,064	53,416	34,234
Loss on investment in CDS	—	—	152,838

Changes in assets and liabilities:
Accounts receivable	(262,427)	(500,938)	(154,303)
Inventories	(58,971)	(63,481)	(594,561)
Other current assets	211,454	(203,693)	30,402
Other assets	—	(39,000)	(136,027)
Accounts payable	(576,822)	(246,683)	178,516
Accrued expenses	423,907	671,643	(477,290)
Customer deposits	(131,958)	295,840	235,867

NET CASH PROVIDED BY OPERATING ACTIVITIES	8,472,784	7,498,357	5,585,814

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,131,441)	(3,126,397)	(3,231,338)
Proceeds from the sale of segments of business — net of transaction costs	—	—	8,921,693
Proceeds from sale of assets	190,999	83,433	584,565
Cash used for acquisitions	(409,277)	(414,440)	(4,448,477)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(4,349,719)	(3,457,404)	1,826,443

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit borrowings	772,973	2,000,000	6,689,248
Payments on line of credit	(772,973)	(3,500,000)	(1,443,248)
Proceeds from long term debt	—	28,513,852	—
Principal payments on debt	(3,927,268)	(29,908,183)	(13,313,723)
Payments of debt issuance costs	—	(185,000)	—
Exercise of stock options	—	—	83,000
Purchase of treasury stock	(104,927)	—	—
Proceeds from issuance of common stock	133,431	150,743	185,590

NET CASH USED IN FINANCING ACTIVITIES	(3,898,764)	(2,928,588)	(7,799,133)

NET INCREASE (DECREASE) IN CASH	224,301	1,112,365	(386,876)

CASH AND CASH EQUIVALENTS — beginning of year	1,895,810	783,445	1,170,321

CASH AND CASH EQUIVALENTS — end of year	$2,120,111	$1,895,810	$783,445

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION, EXCLUDING NON-CASH FINANCING AND INVESTING ACTIVITIES
Cash paid for interest	$3,239,583	$2,565,763	$3,715,739
Cash paid for taxes	$182,758	$246,109	$72,079

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Reduction in notes payable for acquisition	$23,668	$—	$—
Notes payable issued in acquisitions	$167,750	$141,750	$640,000
Note receivable for sale of assets	$195,212	$—	$—
Note receivable for sale of segment of business	$—	$—	$(500,000)
See the accompanying notes to the consolidated financial statements.

VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1.	BUSINESS OF THE COMPANY AND BASIS OF PRESENTATION

Vermont Pure Holdings, Ltd. and Subsidiary (collectively, the “Company”) is engaged in the production, marketing and distribution of bottled water and distribution of coffee, ancillary products, and other office refreshment products. Through February, 2004, when the Company divested the retail segments of its business, the Company’s products were sold, predominantly in the Northeast, as well as in the Mid-Atlantic and Mid-Western United States. Distribution was accomplished through a network of independent beverage distributors and with the Company’s own trucks and employees. Commencing March 2004, the Company operated exclusively as a home and office delivery business, using its own trucks to distribute throughout New England, New York, and New Jersey.

The consolidated financial statements of the Company include the accounts of Vermont Pure Holdings, Ltd. and its wholly-owned subsidiary, Crystal Rock, LLC. All material inter-company profits, transactions, and balances have been eliminated in consolidation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates relate primarily to the estimated lives of property and equipment and other intangible assets, the valuation reserve on deferred taxes, the values for the purpose of calculating goodwill impairment, and the value of equity instruments issued. Actual results could differ from those estimates.

2.	SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents – The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.

Inventories – Inventories primarily consist of products that are purchased for resale and are stated at the lower of cost or market on a first in, first out basis.

Property and Equipment – Property and equipment are stated at cost net of accumulated depreciation. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets, which range from three to ten years for machinery and equipment, and from seven to thirty years for buildings and improvements, and three to seven years for other fixed assets.

Goodwill and Other Intangibles – Intangible assets with lives restricted by contractual, legal, or other means are amortized over their useful lives. Based on Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, the Company defines an asset’s useful life as the period over which the asset is expected to contribute to the future cash flows of the entity. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The amount of impairment for goodwill and other intangible assets is measured as the excess of their carrying values over their implied fair values. The Company conducted assessments of the carrying value of its goodwill as required by SFAS No. 142, using an independent third party valuation, and concluded that goodwill was impaired as of October 31, 2006. As of October 31, 2005 and 2004, we had similar valuation processes, and determined that goodwill was not impaired as of those respective dates. Other than goodwill, intangible assets consist primarily of customer lists and covenants not to compete, with estimated lives ranging from 3 to 10 years.
Stock-Based Compensation – The Company has several stock-based compensation plans under which incentive and non-qualified stock options and restricted shares are granted, and an Employee Stock Purchase Plan (ESPP). Effective November 1, 2005, the Company adopted the provisions of SFAS No. 123, “Share-Based Payments (revised 2004),” (SFAS No. 123R) which requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost is recognized over the period during which an employee is required to provide services in exchange for the award, the requisite service period (usually the vesting period). Under SFAS No. 123R, the Company provides an estimate of forfeitures at initial grant date. The Company elected the modified prospective transition method under SFAS No. 123R and accordingly has not restated periods prior to adoption. The pronouncement had no material impact on the Company’s 2006 results of operations since no options were issued or vested during the year.
Prior to the adoption of SFAS No. 123R, the Company followed the accounting treatment prescribed by APB Opinion No. 25, “Accounting for Stock Issued to employees”, and related interpretations when accounting for stock-based compensation granted to employees and directors. Accordingly, no compensation expense was recognized for stock option awards because the exercise price of the Company’s stock options equaled or exceeded the market price of the underlying stock on the date of the grant.
The following table illustrates the impact on the Company’s net income and net income per share had compensation cost for the Company’s stock option awards and issuances under the stock purchase plan been determined based on the fair value at the grant dates for the awards under those plans, consistent with the provisions of SFAS No. 123R. Forfeitures of employee awards are provided in the following pro forma table as they occurred. Option awards with multiple vest dates are treated as separate awards, resulting in pro forma expense reported on an accelerated basis.

	For the Years Ended
	October 31,
	2005	2004
Net Income – As Reported	$870,593	$660,345
Add: Stock based employee compensation expense included in net income, net of related tax effects	28,123	5,577
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(336,444)	(353,203)

Pro Forma Net Income	$562,272	$312,719

Basic — As Reported	$.04	$.03

Basic — Pro Forma	$.03	$.01

Diluted – As Reported	$.04	$.03

Diluted – Pro Forma	$.03	$.01

The weighted average fair values of the options granted for the respective fiscal years, using the Black-Scholes option pricing model, were $.86, and $1.15, respectively.
Assumptions used for estimating the fair value of the options on the date of grant under the Black-Scholes option pricing model are as follows for the fiscal years ended October 31, 2005 and 2004:

	2005	2004
Expected Dividend Yield	0%	0%
Expected Life	5 Years	5 Years
Risk free Interest Rate	3.0%	3.0%
Volatility	36%	39%
Net (Loss) Income Per Share – Net (loss) income per share is based on the weighted average number of common shares outstanding during each period. Potential common shares are included in the computation of diluted per share amounts outstanding during each period that income is reported. In periods in which the Company reports a loss, potential common shares are not included in the diluted earnings per share calculation since the inclusion of those shares in the calculation would be anti-dilutive. As required by SFAS No. 128, “Earnings per Share”, the Company considers outstanding “in-the-money” stock options as potential common stock in its calculation of diluted earnings per share and uses the treasury stock method to calculate the applicable number of shares.
Advertising Expenses – The Company expenses advertising costs at the commencement of an advertising campaign.
Customer Deposits – Customers receiving home or office delivery of water pay the Company a deposit for the water bottle that is refunded when the bottle is returned. Based on historical experience, the Company uses an estimate of the deposits it expects to refund over the next twelve months to determine the current portion of the liability, and classifies the remainder of the deposit obligation as a long term liability.
Income Taxes – The Company applies the provisions of SFAS No. 109, “Accounting for Income Taxes”, when calculating its tax expense and the value of tax related assets and liabilities. This requires that the tax impact of future events be considered when determining the value of assets and liabilities in its financial statements and tax returns. The Company accounts for income taxes under the liability method. Under the liability method, a deferred tax asset or liability is determined based upon the tax effect of the differences between the financial statement and tax basis of assets and liabilities as measured by the enacted rates that will be in effect when these differences reverse. A valuation allowance is recorded if realization of the deferred tax assets is not likely.
Fair Value of Financial Instruments – The carrying amounts reported in the consolidated balance sheet for cash equivalents, trade receivables, and accounts payable approximate fair value based on the short-term maturity of these instruments. The carrying value of senior debt approximates its fair value since it provides for variable market interest rates. The Company uses a swap agreement to hedge the interest rates on its long term debt. The swap agreement is carried at its estimated settlement value based on information from a financial institution. Subordinated debt is carried at its approximate market value based on periodic comparisons to similar instruments in the market place.
Impairment for Long-Lived and Intangible Assets – The Company reviews long-lived assets and certain identifiable intangible assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. Recoverability is assessed based on estimated undiscounted future cash flows. As of October 31, 2006 and 2005, the Company believes that there has been no impairment of its long-lived and intangible assets, other than goodwill as described above.
Accounts Receivable – Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. Management determines the allowance for doubtful accounts by regularly evaluating past due balances. Individual accounts receivable are written off when deemed uncollectible, with any future recoveries recorded as income when received.
Revenue Recognition – Revenue is recognized when products are delivered to customers. A certain amount of the Company’s revenue is derived from leasing water coolers and coffee brewers. These leases are generally for the first 12 months of service and are accounted for as operating leases. To open an account that includes the rental of equipment, a customer is required to sign a contract that recognizes the receipt of the equipment, outlines the Company’s ownership rights, the customer’s responsibilities concerning the equipment, and the rental charge for twelve months. In general, the customer does not renew the agreement after twelve months and is free to terminate the agreement with the return of the equipment in good condition. The Company recognizes the income ratably over the life of the lease. After the initial lease term expires, revenue is derived on a month to month basis.

Shipping and Handling Costs – The Company distributes its Home and Office products directly to its customers on its own trucks. The delivery costs related to the Company’s route system, which are reported under selling, general, and administrative expenses, were approximately $12,741,000, $12,563,000, and $10,940,000 for fiscal years 2006, 2005, and 2004 respectively.

Reclassification – Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 presentation.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154 “Accounting Changes and Error Corrections”, to amend APB Opinion 20 and SFAS No. 3 and change the requirements for the accounting for and reporting of a change in accounting principle. This Statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This Statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. SFAS No. 154 is effective for accounting changes and correction of errors made is fiscal years beginning after December 15, 2005. This pronouncement is not expected to have a material effect on our financial statements.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” as an amendment to SFAS No. 133 and 140. This Statement:
•	Permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation;

•	Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133;

•	Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation;

•	Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and

•	Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS 155 to have a material effect on our consolidated financial position or results of operations.
In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The pronouncement is applicable in cases when assets or liabilities are to be measured at fair value. It does not establish new circumstances in which fair value would be used to measure assets or liabilities. The provisions of SFAS No.157 are effective for the Company’s fiscal year commencing November 1, 2008. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 157 will have on its consolidated financial statements.
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. FIN 48 is effective in fiscal years beginning after December 15, 2006. The cumulative effect of initially adopting FIN 48 will be recorded as an adjustment to opening retained earnings in the year of adoption and will be presented separately. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN 48. The Company is currently evaluating the potential impact, if any, that the adoption of FIN 48 will have on its consolidated financial statements.
On December 15, 2006 the Securities and Exchange Commission announced that it is has modified reporting requirements for smaller public companies under Section 404 of the Sarbanes-Oxley Act (SOX 404) of 2002. The Commission granted relief to smaller public companies by extending the date by which non-accelerated filers must start providing a report by management assessing the effectiveness of the company’s internal control over financial reporting. The compliance date for these companies was moved from fiscal years ending on or after July 15, 2007, to fiscal years ending on or after December 15, 2007. The Commission also extended the date by which non-accelerated filers must begin to comply with the Section 404(b) requirement to provide an auditor’s attestation report on internal control over financial reporting in their annual reports. This deadline was moved to the first annual report for a fiscal year ending on or after December 15, 2008. The extension requires all non-accelerated filers to complete only the management’s portion of the internal control requirements in their first year of compliance with SOX 404. This modification is intended to provide cost savings and efficiency opportunities to smaller public companies and to assist them as they prepare to comply fully with SOX 404 reporting requirements. The extension will provide these issuers and their auditors an additional year to consider, and adapt to, the changes in Auditing Standard No. 2 that the Commission and the Public Company Accounting Oversight Board intend to make, as well as the guidance for management the

Commission has issued, to improve the efficiency of the Section 404(b) auditor attestation report process.

4.	MERGERS AND ACQUISITIONS

During fiscal years 2006, 2005 and 2004, Vermont Pure Holdings, Ltd. made four, four and seven acquisitions, respectively. The purchase price paid for the acquisitions for the respective years is as follows:

	2006	2005	2004
Cash (including acquisition costs)	$409,277	$511,570	$4,883,476
Notes Payable	167,750	141,750	640,000

	$577,027	$653,320	$5,523,476

The allocation of purchase price related to these acquisitions for the respective years is as follows:

	2006	2005	2004
Accounts Receivable	$637	$—	$296,189
Inventories	—	70,532	1,048,320
Equipment	40,307
Identifiable Intangible Assets	523,206	546,398	2,613,500
Goodwill	12,877	36,390	1,875,263
Bottle Deposits	—	—	(309,796)

Purchase Price	$577,027	$653,320	$5,523,476

During fiscal year 2006, $37,317 of intangible assets, and $19,723 of accumulated amortization, were written off related to price adjustments of previous acquisitions.
The following table summarizes the pro forma consolidated condensed results of operations (unaudited) of the Company for the fiscal years ended October 31, 2006, 2005, and 2004 as though all the acquisitions had been consummated at the beginning of fiscal year 2004:

	2006	2005	2004
Net Sales	$63,030,012	$60,884,549	$59,051,910

Net (Loss) Income	$(20,653,936)	$952,542	$984,884

Net (Loss) Income Per Share-Diluted	$(.95)	$.04	$.05

Weighted Average Common Shares Outstanding-Diluted	21,630,739	21,625,683	21,574,515

The operating results of the acquired entities have been included in the accompanying statements of operations since their respective dates of acquisition.

5.	LEASES

The carrying cost of the equipment rented to customers, which is included in property and equipment in the consolidated balance sheets, is calculated as follows:

Original Cost	$3,048,933
Accumulated Depreciation	1,967,521

Carrying Cost	$1,081,412

We expect to have revenue of $832,000 from the rental of such equipment over the next twelve months.

6.	ACCOUNTS RECEIVABLE

The activity in the allowance for continuing operations for the years ended October 31, 2006, 2005, and 2004 is as follows:

	2006	2005	2004
Balance, beginning of year	$289,837	$303,304	$335,321
Provision	300,811	316,667	366,844
Write-offs	(237,804)	(330,134)	(398,861)

Balance, end of year	$352,844	$289,837	$303,304

7.	INVENTORIES

Inventories at October 31 consisted of:

	2006	2005
Finished Goods	$1,057,580	$994,240
Raw Materials	134,706	139,075

Total Inventories	$1,192,286	$1,133,315

Finished goods inventory consists of products that the Company sells such as, but not limited to, coffee, cups, soft drinks, and snack foods. Raw material inventory consists primarily of bottle caps.

8.	PROPERTY AND EQUIPMENT, NET

Property and equipment at October 31 consisted of:

	Useful
	Life	2006	2005
Buildings and improvements	7 - 30 yrs.	$752,907	$386,960
Machinery and equipment	3 - 10 yrs.	17,984,393	17,131,869
Bottles, racks and vehicles	3 - 7 yrs.	7,600,860	9,070,823
Furniture, fixtures and office equipment	3 - 7 yrs.	1,985,958	1,774,606

		28,324,118	28,364,258
Less accumulated depreciation		17,605,284	17,473,882

		$10,718,834	$10,890,376

Depreciation expense for the fiscal years ended October 31, 2006, 2005 and 2004 was $4,041,448, $4,802,387, and $5,091,470, respectively.

9.	GOODWILL AND OTHER INTANGIBLE ASSETS

Components of other intangible assets at October 31 consisted of:

	2006		2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized Intangible Assets:
Customer Lists and Covenants
Not to Compete	$5,141,123	$2,383,443	$4,655,238	$1,527,060
Other Identifiable Intangibles	633,172	193,277	633,168	191,528

Total	$5,774,295	$2,576,720	$5,288,406	$1,718,588

Amortization expense for fiscal years 2006, 2005, and 2004 was $877,855, $787,043, and $409,380, respectively.
Estimated Amortization Expense:

Fiscal Year Ending	Amount
October 31, 2007	$795,743
October 31, 2008	755,357
October 31, 2009	578,660
October 31, 2010	297,577
October 31, 2011	163,423
Goodwill was assessed as of October 31, 2006. Based on this analysis it was determined that goodwill was impaired. In the second phase of the assessment process it was determined that goodwill on the Company’s books was over valued by $22,950,018 on the assessment date, resulting in a non-cash impairment loss of that amount.
The changes in the carrying amount of goodwill for the fiscal years ended October 31, 2006 and 2005 are as follows:

	2006	2005
Beginning balance	$74,755,851	$74,772,591
Goodwill acquired during the year	12,877	36,390
Goodwill disposed of during the year	(16,347)	(53,130)
Adjustment of goodwill related to deferred tax liability	2,619,299	—
Impairment loss	(22,950,018)	—

Balance as of October 31	$54,421,662	$74,755,851

     During fiscal year 2006, goodwill was adjusted for an increase in deferred tax liabilities resulting from previous purchases of businesses. The adjustment was based on management’s estimate of the tax basis of the assets acquired and resulted in a corresponding increase to goodwill.
10. OTHER ASSETS
     At October 31 the balance of other assets is itemized as follows:

	2006	2005
Note receivable, unsecured, due March 1, 2008, interest 5% per annum	$500,000	$—
Note receivable, unsecured, due August 8, 2011, interest 0% per annum	195,212	—
Ownership interests	75,000	75,000

Total	$770,212	$75,000

11. ACCRUED EXPENSES
     Accrued expenses as of October 31, 2006 and 2005 were as follows:

	2006	2005
Payroll and Vacation	$1,877,689	$1,501,402
Interest	530,446	524,545
Severance	194,459	250,000
Accounting and Legal	189,335	211,501
Legal Settlements	—	100,000
Miscellaneous	622,107	402,681

Total	$3,414,036	$2,990,129

12.	DEBT

Senior Debt

On April 6, 2005, the Company refinanced its senior credit facility with Bank of America. The new facility refinanced $28 million of existing senior debt in the form of a seven year term loan, provides a revolving credit facility of $6 million for working capital and letters of credit for a term of three years, and makes available up to $7.5 million to be used for acquisitions for a period of three years. The term loan may also provide funds for future principal payment of the Company’s subordinated debt if certain financial covenants are met after the first two years of the loan.

With the $28 million of term debt, the Company repaid its borrowings under its former senior credit facility with Webster Bank, including $17.5 million under the old term loan and $5.4 million under the old acquisition line of credit as well as $3.6 million of its subordinated debt. The balance of the new term loan as well as $2 million from the new line of credit was used to pay a balance of $3.5 million on the old revolving line of credit with Webster Bank.
The term loan amortizes over seven years and the new acquisition debt amortizes as a term loan for five years after the first three years. During the first three years of the acquisition debt, interest only is paid on a monthly basis for amounts outstanding. Interest on the loans is based on the 30-day LIBOR plus an applicable margin based on the Company’s financial performance. The applicable margin may vary from 125 to 225 basis points for the acquisition and revolving lines of credit and 150 to 250 basis points for the term loan based on the level of senior debt to earnings before interest, taxes, depreciation, and amortization (EBITDA). The applicable margins as of October 31, 2006 were 1.75% for the term note and 1.5% for the acquisition and revolving lines, resulting in total variable interest rates of 7.07% and 6.82%, respectively. The facility is secured by substantially all of the Company’s assets. As of October 31, 2006, there was $23,375,000 outstanding on the term loan and no balance on the acquisition line. There were letters of credit totaling $1,523,000 outstanding against the revolving line of credit as of the end of the fiscal year.
The credit agreement with Bank of America requires that the Company be in compliance with certain financial covenants at the end of each fiscal quarter. The covenants include senior debt service coverage as defined of greater than 1.25 to 1, total debt service coverage as defined of greater than 1 to 1, and senior debt to EBITDA as defined of no greater than 2.50 to 1. From the inception of the credit agreement through October 31, 2006, the Company was in compliance with all of the financial covenants of its senior credit facility.
Subordinated Debt
As part of the acquisition agreement in 2000 with the former shareholders of Crystal Rock Spring Water Company, the Company issued subordinated notes in the amount of $22,600,000. The notes have an effective date of October 5, 2000, were for an original term of seven years (subsequently extended to 2012 as part of the senior refinancing described above) and bear interest at 12% per year. Scheduled repayments are made quarterly and are interest only for the life of the note unless specified financial targets are met. In April 2004, the Company repaid $5,000,000 of the outstanding principal. In April, 2005, the Company repaid an additional $3,600,000 of this principal. As of October 31, 2006, payments of interest only of $420,000 are due quarterly with a principal payment of $14,000,000 due at maturity.
The notes are secured by all of the assets of the Company but specifically subordinated, with a separate agreement between the debt holders, to the senior credit facility described in Note 11(a) above.
Annual Maturities
Annual maturities of debt as of October 31, 2006 are summarized as follows:

	Senior	Credit Lines	Subordinated	Other	Total
Fiscal year ending October 31,
2007	$3,500,000	$—	$—	$83,564	$3,583,564
2008	3,875,000	—	—	—	3,875,000
2009	4,250,000	—	—	—	4,250,000
2010	4,250,000	—	—	—	4,250,000
2011 and after	7,500,000	—	14,000,000	—	21,500,000

Total Debt	$23,375,000	$—	$14,000,000	$83,564	$37,458,564

13.	INTEREST RATE SWAP AGREEMENTS

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

On May 3, 2005, the Company entered into an interest rate hedge (“swap”) agreement in conjunction with its new senior financing. The new credit agreement requires that the Company fix the interest rate on its term debt for the life of the loan. The swap fixes the interest rate at 4.66%, plus the applicable margin, 1.75% at October 31, 2006, and amortizes concurrently with the loan principal to fix the interest rate with respect to 75% of the outstanding principal. As of October 31, 2006, the total notional amount of the swap agreement was $17,531,000.

As of October 31, 2005, the Company had two swap agreements for a total notional amount of $19,900,000.

Based on the floating rate for years ended October 31, 2006 and 2005, the Company paid $199,000 and $44,000 less in interest, respectively, than it would have without the swaps.

These swaps are considered hedges under SFAS No. 133 because they are intended to hedge, and are effective as a hedge, against variable cash flows. As a result, the changes in the fair values of the derivatives, net of tax, are recognized as comprehensive income or loss until the hedged item is recognized in earnings. The net unrealized (loss) gain, net of income taxes, for the years ended October 31, 2006, 2005 and 2004 was ($91,922), $65,482, and $138,604, respectively. The accumulated other comprehensive gain as of October 31, 2006 and 2005 was $76,660 and $168,582, respectively.

14.	STOCK BASED COMPENSATION

Stock Option and Incentive Plans

In November 1993, the Company adopted the 1993 Performance Equity Plan (the “1993 Plan”). The 1993 Plan authorizes the granting of awards for up to 1,000,000 shares of common stock to key employees, officers, directors and consultants until November 2003. Grants can take the form of stock options (both qualified and non-qualified), restricted stock awards, deferred stock awards, stock appreciation rights and other stock based awards. The plan prohibits issuances of options after November 2003. There are 97,687 option shares outstanding under this plan at October 31, 2006.
In April 1998, the Company’s shareholders approved the 1998 Incentive and Non Statutory Stock Option Plan (the “1998 Plan”). In April 2003, the Company’s shareholders approved an increase in the authorized number of shares to be issued under the 1998 Plan from 1,500,000 to 2,000,000. This plan provides for issuances of up to 2,000,000 options to purchase the Company’s common stock under the administration of the compensation committee of the Board of Directors. The intent of the plan is to issue options to officers, employees, directors, and other individuals providing services to the Company. Of the total amount of shares authorized under this plan, 510,500 option shares are outstanding and 1,489,500 option shares are available for grant at October 31, 2006.
In April 2004, the Company’s shareholders approved the 2004 Stock Incentive Plan (the “2004 Plan”). The plan provides for issuances of awards of up to 250,000 restricted or unrestricted shares, or incentive or non-statutory stock options, of the Company’s common stock. Of the total amount of shares authorized under this plan, 149,000 option shares are outstanding, 26,000 restricted shares have been granted, and 75,000 shares are available for grant at October 31, 2006.
All incentive and non-qualified stock option grants had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table summarizes the activity related to stock options and outstanding stock option balances during the last three fiscal years:

	Outstanding Options	Weighted Average
	(Shares)	Exercise Price

Balance at October 31, 2003	2,478,821	$2.98
Granted	265,000	2.96
Exercised	(33,200)	2.50
Expired	(47,831)	2.77

Balance at October 31, 2004	2,662,790	2.96
Granted	414,500	2.28
Expired	(450,800)	2.50

Balance at October 31, 2005	2,626,490	2.96
Exercised	(5,000)	1.80
Expired	(1,864,303)	2.96

Balance at October 31, 2006	757,187	2.96

The total shares available for issuance under all plans are 1,564,500 at October 31, 2006.
The following table summarizes information pertaining to outstanding stock options, all of which are exercisable, as of October 31, 2006:

		Weighted
		Average	Weighted
Exercise	Outstanding	Remaining	Average
Price	Options	Contractual	Exercise	Intrinsic
Range	(Shares)	Life	Price	Value

$1.80 - $2.60	299,500	6.64	$2.36	$—
$2.81 - $3.38	382,687	3.52	3.21	—
$3.50 - $4.25	70,000	3.71	3.99	—
$4.28 - $4.98	5,000	5.17	4.98	—

	757,187	4.78	$2.96	$—

A summary of the Company’s outstanding non-vested options as of October 31, 2005, and changes during the fiscal year ended October 31, 2006, is presented below:

		Weighted
		Average
		Grant Date
Non-Vested Shares	Shares	Fair Value
Non-vested at October 31, 2005	65,000	$1.83
Vested	(25,000)	$1.82
Expired	(40,000)	$1.83

Non-vested at October 31, 2006	—	—

The intrinsic value of the options exercised during the fiscal year ended October 31, 2006 was $3,230.
Outstanding options were granted with lives of 10 years and provide for vesting over a term of 0-5 years.
Employee Stock Purchase Plan
The Company maintains an ESPP, under which 500,000 shares of common stock were reserved for issuance. Prior to January 1, 2006, the ESPP enabled eligible employees to subscribe, through payroll deductions, to purchase shares of the Company’s common stock at a purchase price equal to 85% of the lower of the fair market value on the commencement date of the offering and the last day of the payroll payment period through December 31, 2005. As of January 1, 2006 the Plan was modified to allow employees to purchase shares of the Company’s common stock at a purchase price equal to 95% of the fair market value on the last day of the payroll payment period. At October 31, 2006, 437,332 shares have issued since the inception of the plan including 82,315 shares issued for proceeds of $124,431 in fiscal year 2006. In fiscal years 2005 and 2004, respectively, 97,047 and 72,040 shares were issued from the plan for proceeds of $150,743 and $179,849.

Shares Issued Under the 2004 Stock Incentive Plan

On September 17, 2004, the Company issued 26,000 restricted shares in connection with two awards to employees under the 2004 plan. These awards vest one year from the anniversary date. The total value of the awards was $57,174. The Company recognized compensation over the vesting period resulting in expense of $47,667 and $9,507 in fiscal years 2005 and 2004, respectively.

On January 1, 2005, the Company issued 75,000 restricted shares as an award to an employee under the 2004 plan. The total value of the award was $134,250. The Company did not recognize compensation related to this award in fiscal year 2005 since these shares were forfeited in connection with the resignation of the employee on November 2, 2005.

15.	RETIREMENT PLAN

The Company has a defined contribution plan which meets the requirements of Section 401(k) of the Internal Revenue Code. All employees of the Company who are at least twenty-one years of age are eligible to participate in the plan. The plan allows employees to defer a portion of their salary on a pre-tax basis and the Company contributes 25% of amounts contributed by employees up to 6% of their salary. Company contributions to the plan amounted to $123,000, $116,000, and $107,000, for the fiscal years ended October 31, 2006, 2005, and 2004, respectively.

16.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company’s operating leases consist of trucks, office equipment and rental property.

Future minimum rental payments over the terms of various lease contracts are approximately as follows:

Fiscal Year Ending October 31,
2007	2,622,601
2008	2,348,795
2009	1,790,453
2010	1,385,565
2011	265,392
Thereafter	9,708

Total	$8,422,514

Rent expense was $2,897,837, $2,701,332, and $2,502,739 for the fiscal years ended October 31, 2006, 2005, and 2004, respectively.
Contingencies
In fiscal year 2005, the Company accrued $100,000 related to a judgment regarding a claim asserted by a former employee of a business that the Company acquired. The claim was made prior to the acquisition and the amount of the expected settlement was recorded as a miscellaneous expense in the accompanying statement of operations for the fiscal year ended October 31, 2005. The judgment was paid in December 2005.

17.	RELATED PARTY TRANSACTIONS

Directors and Officers

Three of the Company’s major shareholders (Henry Baker, John Baker and Peter Baker) have employment contracts with the Company through December 31, 2006. They are also directors. One contract entitles the shareholder to annual compensation of $47,000 as well as a leased Company vehicle. The other two contracts entitle the respective shareholders to annual compensation of $200,000 each and other bonuses and prerequisites.

The Company leases a 67,000 square foot facility in Watertown, CT and a 22,000 square foot facility in Stamford, CT from a Baker family trust. These leases expire in October 2010. Future minimum rental payments under these leases are as follows:

Fiscal year ending October 31,	Stamford	Watertown	Total
2007	248,400	414,000	662,400
2008	248,400	414,000	662,400
2009	248,400	414,000	662,400
2010	248,400	414,000	662,400

Totals	$993,600	$1,656,000	$2,649,600

The Company’s Chairman of the Board, Ross S. Rapaport, who also acts as Trustee in various Baker family trusts is employed by Pepe & Hazard LLP a business law firm that the Company uses from time to time. During fiscal 2006, 2005 and 2004, the Company paid $80,857, $117,506, and $147,467 respectively, for services provided by Pepe & Hazard LLP.
Investment in Voyageur
The Company has an equity position in a software company named Computer Design Systems, Inc. (CDS), d/b/a Voyageur Software. One of the Company’s directors is a member of the board of directors of CDS. The Company uses software designed, sold and serviced by CDS in its home and office delivery system to manage customer service, deliveries, inventory, billing and accounts receivable. During fiscal years 2006, 2005, and 2004, the Company paid $294,649, $217,871, and $582,277, respectively, for service, software, and hardware.
The Company held a note receivable from CDS dated August 1, 1998 for the principal amount of $120,000 plus accrued interest of $43,650 and an original maturity date of August 15, 2003. At October 31, 2003, interest accrued on the note was equal to $50,150. In October 2003, the Company exercised the option to convert the principal amount of the note into additional common shares of CDS. At October 31, 2003, the Company’s share of CDS losses resulted in a net equity investment in CDS of $100,988, representing approximately 24% of the common stock of CDS. In July 2004, the Company exercised the option to convert the interest receivable amount into additional common shares of CDS. In 2004, the Company determined that it’s investment in CDS was impaired and wrote off the remaining carrying value of $152,838 which is reflected as a charge to operations as a miscellaneous expense in the accompanying statement of operations for the fiscal year ended October 31, 2004. Since the Company has written off its entire interest in CDS as of that date, it did not recognize its share of the loss for CDS amounting to $61,000 and $8,000 in fiscal year 2006 and 2005, respectively.

18.	INCOME TAXES

Deferred tax assets (liabilities) at October 31, 2006 and October 31, 2005, are as follows:

	October 31,
	2006	2005
Deferred tax assets:
Allowance for doubtful accounts	$134,081	$110,138
Amortization	—	(67,518)
Accrued compensation	494,222	350,945
Net operating losses	76,832	2,185,374
Sale of business segment	—	962,515
Accrued liabilities and reserves	163,492	448,126

Total deferred tax assets	868,627	3,989,580

Deferred tax liabilities:
Depreciation	(2,116,513)	(2,538,189)
Amortization	(1,243,756)	—
Interest rate swap	(58,077)	—

Total deferred tax liabilities	(3,418,346)	(2,538,189)

Net deferred tax (liability) asset	$(2,549,719)	$1,451,391

The October 31, 2006 balance included an adjustment to increase deferred tax liabilities resulting from previous purchases of businesses. The adjustment was based on management’s estimate of the tax bases of the assets acquired and resulted in a corresponding increases to goodwill in 2006.
Income tax expense differs from the amount computed by applying the statutory tax rate to net (loss) income before income tax expense as follows:

	Fiscal Year Ended October 31,
	2006	2005	2004
Income tax (benefit) expense computed at the statutory rate	$(6,456,105)	$547,522	$384,071
Goodwill impairment	7,803,000	—	—
Other permanent differences	99,326	120,959	22,661
State income taxes	235,352	71,285	61,735

Income tax expense	$1,681,573	$739,766	$468,467

The following is the composition of income tax expense:

	Fiscal Year Ended October 31,
	2006	2005	2004
Current:
Federal	$147,239	$208	$199,184
State	210,600	1,790	119,000

Total current	357,839	1,998	318,184

Deferred:
Federal	1,177,739	667,664	111,283
State	145,995	70,104	39,000

Total deferred	1,323,734	737,768	150,283

Total income tax expense	$1,681,573	$739,766	$468,467

In calculating its effective tax rate, the Company has considered the effect of certain contingent factors involving state and local income taxes. Although it believes that the tax returns filed accurately reflect operations and financial results, the Company has an accrued liability as of October 31, 2006 and 2005 of approximately $165,000 and $284,000, respectively, for the purpose of settling disputes in the event that certain jurisdictions viewed particular tax laws differently than the Company did when the returns were filed.

19.	NET (LOSS) INCOME PER SHARE

The following calculation provides the reconciliation of the denominators used in the calculation of basic and fully diluted earnings per share:

	Fiscal Year Ended October 31,
	2006	2005	2004
(Loss) Income from Continuing Operations	$(20,670,118)	$870,593	$500,124
Income from Discontinued Operations	—	—	160,221

Net (loss) Income	$(20,670,118)	$870,593	$660,345

Denominator:
Basic Weighted Average Shares Outstanding	21,630,739	21,619,863	21,497,251
Effect of Stock Options	—	5,820	77,264

Diluted Weighted Average Shares Outstanding	21,630,739	21,625,683	21,574,515

Basic Net (Loss) Income Per Share:
(Loss) Income from Continuing Operations	$(.96)	$.04	$.02
Income from Discontinued Operations	$.00	$.00	$.01

Net (Loss) Income	$(.96)	$.04	$.03

Diluted Net (Loss) Income Per Share:
(Loss) Income from Continuing Operations	$(.96)	$.04	$.02
Income from Discontinued Operations	$.00	$.00	$.01

Net (loss) Income	$(.96)	$.04	$.03

There were 757,187; 2,561,490; and 1,645,000 options outstanding for the years ended October 31, 2006, 2005 and 2004, respectively, that were not included in the dilution calculation because the options’ exercise price exceeded the market price of the underlying common shares.

20.	SALE OF BUSINESS SEGMENTS

On March 2, 2004, the Company completed the sale of substantially all of the assets related to its Retail and Retail – Gallons segments. These segments have been accounted for as discontinued operations.

The sale resulted in a gain before income taxes, reported in discontinued operations, of $352,535. The gain was calculated by deducting the net carrying value of the assets and liabilities and transaction costs from the net proceeds as follows:

Selling Price	$10,567,998
Accounts Receivable	(1,147,229)
Inventory	(2,490,181)
Property, Plant, and Equipment	(7,093,641)
Accounts Payable	1,739,347
Transaction Costs	(1,223,759)

Gain	$352,535

In addition to cash proceeds of $10,067,998, the Company received a $500,000, 5% subordinated note from the buyer as consideration for the sale. Interest was payable by the buyer on a quarterly basis and the total principal was due on the second anniversary of the sale. On March 1, 2006 the Company extended the term of the $500,000 note receivable due to it on that date to March 1, 2007. The remaining terms of the note remained substantially unchanged. On November 16, 2006, the Company granted a second extension of the due date to March 1, 2008. At the time of the second extension, the terms of the note were changed to make the note due immediately upon change in control of the payer. The rest of the terms in the note were unchanged.
Substantially all of the proceeds of the sale were used to reduce debt. $5,000,000 was used to pay down the Company’s senior term debt with Webster Bank and $5,000,000 was used to pay down its subordinated debt.
Revenues, expenses, and costs have been excluded from the respective captions in the related financial statements and reported as loss from discontinued operations, net of income taxes, for fiscal year 2004. For the year ended October 31, 2004, net sales from discontinued operations were $6,434,000. The loss from discontinued operations was $78,555 for fiscal year 2004. The respective losses and income do not include any allocation of corporate costs that were previously allocated to the discontinued operations. Those costs are expected to continue in the future and have been allocated to the only remaining line of business in continuing operations.

21.	UNAUDITED QUARTERLY FINANCIAL DATA

The Company’s unaudited quarterly financial data for the last two fiscal years is as follows:

Fiscal 2006	For the quarter ended:
	January 31,	April 30,	July 31,	October 31,
($ in 000’s except per share data)	2006	2006	2006	2006

Net Sales	$14,614	$15,240	$16,520	$16,400
Gross Profit	$8,214	$8,765	$9,854	$9,468
Net (Loss) Income	$65	$475	$1,252	$(22,462)
Earnings per Share:
Net (Loss) Income – Basic and Diluted	$—	$.02	$.06	$(1.04)

Fiscal 2005	For the quarter ended:
	January 31,	April 30,	July 31,	October 31,
($ in 000’s except per share data)	2005	2005	2005	2005

Net Sales	$13,964	$14,756	$15,306	$15,809
Gross Profit	$8,032	$8,588	$9,048	$9,324
Net Income	$7	$205	$382	$277
Earnings per Share:
Net Income – Basic and Diluted	$—	$.01	$.02	$.01
The Company’s business is seasonal based on weather. It is typical for sales and net income to be higher in the warmer months than the balance of the year. Given the Company’s fiscal year, the quarter ending July 31 is typically the strongest financial quarter. In fiscal year 2006, the results for this quarter were even stronger as a result of a legal settlement of $750,000 in favor of the Company. The fourth quarter loss was a result of the Company’s annual goodwill analysis and impairment.

22.	CONCENTRATION OF CREDIT RISK

The Company maintains its cash accounts at various financial institutions. The balances at times may exceed federally insured limits. At October 31, 2006, the Company had cash in deposits exceeding the insured limit by approximately $1,990,000.

23.	LITIGATION

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

Management intends to pursue its claims, and to the extent of the counterclaims, defend itself vigorously. It is too early in this case to assess a potential outcome.

On May 15, 2006, the Company entered into an agreement with Nestlé Waters North America Inc. to resolve pending litigation known as Vermont Pure Holdings, Ltd. v Nestlé Waters North America Inc., which was in the United States District Court for the District of Massachusetts. In this lawsuit, filed in August 2003, the Company had made claims under the federal Lanham Act against Nestlé. The parties provided mutual releases and have stipulated to dismissal of the case, with neither side admitting liability or wrongdoing. Nestle paid the Company $750,000 in June 2006 in connection with the agreement. The Company recorded $750,000 as other income in the third quarter, related to this settlement.

At any point in time there may be various legal proceedings pending against the Company. Unless specifically mentioned, the Company considers all such proceedings to be in the normal course of business. Generally such claims are covered by insurance. The Company believes that the resolution of these types of claims, to the extent not dismissed or covered by insurance, will not individually or in the aggregate have a material adverse effect on its financial position or results of operations. To the extent reasonably estimable, reserves are established regarding pending legal proceedings if there is a probable outcome that would require a payment by the Company.

24.	REPURCHASE OF COMMON STOCK

In January 2006 the Company’s Board of Directors approved the purchase of up to 250,000 of the Company’s common shares at the discretion of management. The purchase, in the open market, of 67,100 shares was completed from July through October 2006, at prices ranging from $1.38 to $1.67 per share, for an aggregate purchase price of $104,927. The Company expects to continue to purchase stock in the open market but total purchases may not ultimately reach the limit established. The Company has used internally generated cash to fund these purchases.

EXHIBITS TO VERMONT PURE HOLDINGS, LTD.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED OCTOBER 31, 2006
Exhibits Filed Herewith

Exhibit
Number	Description

22.1	Subsidiary

23.1	Consent of Wolf & Company, P.C.

23.2	Consent of Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.