Form 10-Q
period 2007-01-31
VERMONT PURE HOLDINGS LTD/DE
filed 2007-03-19
CIK 1123316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended January 31, 2007
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See Rule 12b-2 of the Exchange Act for the definitions of “large accelerated filer” and “accelerated filer”.
Large Accelerated Filer ☐                    Accelerated Filer ☐                    Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding at March 9, 2007
Common Stock, $.001 Par Value	21,636,095

VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	October 31,
	2007	2006
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$607,912	$2,120,111
Accounts receivable — net	7,425,252	7,212,054
Inventories	1,407,106	1,192,286
Deferred tax asset	683,509	683,509
Other current assets	802,189	884,031
Unrealized gain on derivatives	214,564	134,737

TOTAL CURRENT ASSETS	11,140,532	12,226,728

PROPERTY AND EQUIPMENT — net of accumulated depreciation	10,463,471	10,718,834

OTHER ASSETS:
Goodwill	54,425,437	54,421,662
Other intangible assets — net of accumulated amortization	3,187,949	3,197,575
Other assets	767,180	770,212

TOTAL OTHER ASSETS	58,380,566	58,389,449

TOTAL ASSETS	$79,984,569	$81,335,011

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long term debt	$3,767,564	$3,583,564
Accounts payable	1,593,764	2,005,283
Accrued expenses	2,914,577	3,414,036
Current portion of customer deposits	693,652	706,401

TOTAL CURRENT LIABILITIES	8,969,557	9,709,284

Long term debt, less current portion	32,937,500	33,875,000
Deferred tax liability	3,233,228	3,233,228
Customer deposits	2,777,211	2,828,208

TOTAL LIABILITIES	47,917,496	49,645,720

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock — $.001 par value, 50,000,000 authorized shares 21,774,745 issued and 21,636,095 outstanding shares as of January 31, 2007 and 21,747,572 issued and 21,608,922 outstanding as of October 31, 2006	21,774	21,747
Additional paid in capital	58,260,097	58,220,887
Treasury stock, at cost, 138,650 shares as of January 31, 2007 and October 31, 2006	(369,662)	(369,662)
Accumulated deficit	(25,969,692)	(26,260,341)
Accumulated other comprehensive income	124,556	76,660

TOTAL STOCKHOLDERS’ EQUITY	32,067,073	31,689,291

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$79,984,569	$81,335,011

See notes to the condensed consolidated financial statements.

VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended January 31,
	2007	2006
	(Unaudited)

NET SALES	$15,302,189	$14,613,714

COST OF GOODS SOLD	6,732,769	6,399,236

GROSS PROFIT	8,569,420	8,214,478

OPERATING EXPENSES:
Selling, general and administrative expenses	6,868,020	6,801,614
Advertising expenses	193,893	269,627
Amortization	207,242	208,807
Gain on disposal of property and equipment	(7,663)	(1,781)

TOTAL OPERATING EXPENSES	7,261,492	7,278,267

INCOME FROM OPERATIONS	1,307,928	936,211

OTHER INCOME (EXPENSE):
Interest expense	(823,065)	(816,196)

INCOME BEFORE INCOME TAX EXPENSE	484,863	120,015

INCOME TAX EXPENSE	(194,214)	(55,132)

NET INCOME	$290,649	$64,883

NET INCOME PER SHARE — BASIC	$0.01	$—

NET INCOME PER SHARE — DILUTED	$0.01	$—

WEIGHTED AVERAGE SHARES USED IN COMPUTATION — BASIC	21,618,078	21,619,250

WEIGHTED AVERAGE SHARES USED IN COMPUTATION — DILUTED	21,618,078	21,619,324

See notes to the condensed consolidated financial statements.

VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended January 31,
	2007	2006
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$290,649	$64,883

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,038,740	1,033,362
Provision for bad debts	316,244	130,606
Amortization	207,242	208,807
Non cash interest expense	25,970	25,970
Gain on disposal of property and equipment	(7,663)	(1,781)
Non cash compensation	—	10,512

Changes in assets and liabilities:
Accounts receivable	(529,442)	266,250
Inventories	(214,820)	(3,968)
Other current assets	81,842	405,776
Other assets	3,032	—
Accounts payable	(411,519)	(938,221)
Accrued expenses	(531,391)	(16,380)
Customer deposits	(63,746)	(62,277)

NET CASH PROVIDED BY OPERATING ACTIVITIES	205,138	1,123,539

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(782,118)	(672,453)
Proceeds from sale of property and equipment	24,318	10,783
Cash used for acquisitions	(186,275)	—

NET CASH USED IN INVESTING ACTIVITIES	(944,075)	(661,670)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of debt	(812,500)	(750,000)
Proceeds from sale of common stock	39,238	88,172

NET CASH USED IN FINANCING ACTIVITIES	(773,262)	(661,828)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,512,199)	(199,959)
CASH AND CASH EQUIVALENTS — beginning of period	2,120,111	1,895,810

CASH AND CASH EQUIVALENTS — end of period	$607,912	$1,695,851

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$834,985	$802,616

Cash payments (refunds received) for income taxes	$96,462	$(99,344)

Notes payable issued in acquisitions	$59,000	$—

See the notes to the condensed consolidated financial statements.

VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the condensed consolidated financial position, results of operations, and cash flows for the periods presented. The results have been determined on the basis of generally accepted accounting principles and practices of the United States of America (“GAAP”), applied consistently with the Annual Report on Form 10-K of Vermont Pure Holdings, Ltd. (the “Company”) for the year ended October 31, 2006.

Certain information and footnote disclosures normally included in audited consolidated financial statements presented in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2006. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

The financial statements herewith reflect the consolidated operations and financial condition of Vermont Pure Holdings Ltd. and its wholly owned subsidiary Crystal Rock, LLC.

2.	COMPENSATION PLANS

Effective November 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, “Share-Based Payments (revised 2004)” (SFAS No. 123R). SFAS No. 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, the requisite service period (usually the vesting period). Under SFAS No. 123R the Company provides an estimate of forfeitures at the initial date of grant.

The Company has several stock-based compensation plans under which incentive and non-qualified stock options and restricted shares are granted. In November 1993, the Company adopted the 1993 Performance Equity Plan (the “1993 Plan”). The 1993 Plan authorized the granting of awards for up to 1,000,000 shares of common stock to key employees, officers, directors and consultants until November 2003. Grants could take the form of stock options (both qualified and non-qualified), restricted stock awards, deferred stock awards, stock appreciation rights and other stock based awards. The plan prohibits issuances of options after November 2003.

In April 1998, the Company’s shareholders approved the 1998 Incentive and Non Statutory Stock Option Plan. In April 2003, the Company’s shareholders approved an increase in the authorized number of shares to be issued under its 1998 Incentive and Non-Statutory Stock Option Plan from 1,500,000 to 2,000,000. This plan provides for issuances of options to purchase the Company’s common stock under the administration of the compensation committee of the Board of Directors. The intent of the plan is to reward options to officers, employees, directors, and other individuals providing services to the Company.

In April 2004, the Company’s shareholders approved the 2004 Stock Incentive Plan (the “2004 Plan”). The plan provides for issuances of awards of up to 250,000 restricted or unrestricted shares, or incentive or non-statutory stock options, of the Company’s common stock. Of the total amount of shares authorized under this plan, 149,000 option shares are outstanding, 26,000 restricted shares have been granted, and 75,000 shares are available for grant at January 31, 2007.

The options issued under the plans generally vest in periods up to five years based on the continuous service of the recipient and have 10 year contractual terms. Share awards generally vest over one year. Option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the plan).

There was no activity related to stock options and outstanding stock option balances or other equity based compensation during the three months ended January 31, 2007. The Company did not grant any equity based compensation during the three months ended January 31, 2006.

The following table summarizes information pertaining to outstanding stock options, all of which are exercisable, as of January 31, 2007:

		Weighted		Intrinsic
		Average	Weighted	Value
Exercise	Outstanding	Remaining	Average	as of
Price	Options	Contractual	Exercise	January
Range	(Shares)	Life	Price	31, 2007

$1.80 — $2.60	299,500	6.4	$2.36	$—
$2.81 — $3.38	382,687	3.3	3.21	—
$3.50 — $4.25	70,000	3.5	3.99	—
$4.28 — $4.98	5,000	4.9	4.98	—

	757,187		$2.96	$—

Since all outstanding stock options were fully vested as of January 31, 2007 there was no unrecognized share based compensation related to unvested options as of that date. The Company recognized $1,136 as compensation related to vested options during the three months ended January 31, 2006. All incentive and non-qualified stock option grants had an exercise price equal to the market value of the underlying common stock on the date of grant.

Employee Stock Purchase Plan

On June 15, 1999 the Company’s stockholders approved the Vermont Pure Holdings, Ltd. 1999 Employee Stock Purchase Plan. On January 1, 2001, employees commenced participation in the plan. The total number of shares of common stock issued under this plan during the three months ended January 31, 2007 was 27,173 for proceeds of $39,238.

The total number of shares of common stock issued under this plan during the three months ended January 31, 2006 was 52,379 for proceeds of $79,695.

Effective January 1, 2006 ESPP shares are granted at 95% of the fair market value at the last day of the offering period. Prior to that, ESPP shares were granted at 85% of the fair market value at the lower of the first or last day of the offering period.

Restricted Shares

75,000 shares of the Company’s common stock that were granted on a restricted basis, and recorded as equity, in fiscal year 2005 under the 2004 Stock Incentive Plan were forfeited in the first fiscal quarter of 2006. As a result, no compensation was recorded and the equity was reversed as a deferred compensation adjustment during the quarter.

3.	INTERST RATE SWAP AGREEMENTS

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

On May 3, 2005, the Company entered into an interest rate hedge agreement in conjunction with its new senior financing (the “May 2005 Swap”). Its credit agreement requires that the Company fix the interest rate on not less than 75% of its term debt for the life of the loan. The May 2005 Swap fixes the interest rate at 6.41% (4.66%, plus the applicable margin, 1.75%) at January 31, 2007, and amortizes concurrently with the loan principal to fix the interest rate with respect to 75% of the outstanding principal. In addition to the May 2005 Swap, the Company had another swap (the “Original Swap”), in the notional amount of $10 million and a fixed rate of 1.74%, plus the applicable margin, that matured in June 2006. When the Original Swap matured in June 2006 the balance of the May 2005 Swap increased to hedge 75% of the term loan on an amortizing basis. As of January 31, 2007, the total notional amount committed to swap agreements was $16.92 million. On that date, the variable rate on the remaining 25% of the term debt was 7.07%. Based on the floating rate for respective three month period ended January 31, 2007 and 2006, the Company paid $29,000 and $53,000 less in interest, respectively, than it would have without the swaps.

These swaps are considered cash flow hedges under SFAS No. 133 because they are intended to hedge, and are effective as a hedge, against variable cash flows. As a result, the changes in the fair values of the derivatives, net of tax, are recognized as comprehensive income or loss until the hedged item is recognized in earnings.
4.	COMPREHENSIVE INCOME

The following table summarizes comprehensive income for the respective periods:

	Three Months Ended
	January 31,
	2007	2006
Net Income	$290,649	$64,883
Other Comprehensive Income:
Unrealized gain (loss) on derivatives designated as cash flow hedges — net of tax	47,896	(31,577)

Comprehensive Income	$338,545	$33,306

5.	INVENTORIES

Inventories consisted of the following at:

	January 31,	October 31,
	2007	2006
Finished Goods	$1,271,876	$1,057,580
Raw Materials	135,230	134,706

Total Inventories	$1,407,106	$1,192,286

6.	INCOME PER SHARE AND WEIGHTED AVERAGE SHARES

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

	Three Months Ended
	January 31,
	2007	2006
Net Income	$290,649	$64,883
Denominator:
Basic Weighted Average Shares Outstanding	21,618,078	21,619,250
Dilutive effect of Stock Options	—	74

Diluted Weighted Average Shares Outstanding	21,618,078	21,619,324

Basic Income Per Share	$.01	$.00

Diluted Income Per Share	$.01	$.00

There were 757,187 and 817,187 options outstanding as of January 31, 2007 and 2006, respectively. For the three month periods ended January 31, 2007 there were no options used to calculate the effect of dilution because all of the outstanding options’ exercise prices exceeded the market price of the underlying common shares. For the three months ended January 31, 2006, there were 10,000 options used to calculate the effect of dilution and 807,187 options not included in the dilution calculation because the options’ exercise prices exceeded the market price of the underlying common shares.

7.	DEBT

As of January 31, 2007 the Company had no outstanding balance on its acquisition and revolving line of credit with Bank of America. There was $1,523,000 outstanding in letters of credit on the revolving line of credit. Also as of January 31, 2007, there was $7,500,000 and $4,477,000 available on the acquisition and revolving lines of credit, respectively.

As of January 31, 2007, the Company had approximately $5.6 million of long-term debt subject to variable interest rates. Under the senior credit agreement with Bank of America, interest is paid at a rate of LIBOR plus a margin of 1.75% on term debt and 1.50% on the line of credit resulting in variable interest rates of 7.07% and 6.82%, respectively at January 31, 2007.

The Company’s Loan and Security agreement requires the Company to be in compliance with certain financial covenants at the end of each fiscal quarter. The covenants include senior debt service coverage as defined of greater than 1.25 to 1, total debt service coverage as defined of greater than 1 to 1, and senior debt to EBITDA of greater than 2.50 to 1.

As of January 31, 2007, the Company was in compliance with all of the financial covenants of its senior credit facility.

As of January 31, 2007, the Company had $14,000,000 of subordinated debt outstanding bearing an interest rate of 12%.

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

Major components of intangible assets at January 31, 2007 and October 31, 2006 consisted of:

	January 31, 2007		October 31, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortizable Intangible Assets:
Customer Lists and Covenants Not to Compete	$5,364,709	$2,590,247	$5,141,123	$2,383,443
Other Intangibles	607,202	193,715	633,172	193,277

Total	$5,971,911	$2,783,962	$5,774,295	$2,576,720

Amortization expense for the three month periods ending January 31, 2007 and January 31, 2006 was $207,242 and $208,807, respectively.

The changes in the carrying amount of goodwill for the three month period ending January 31, 2007 are as follows:

2007
Balance as of October 31, 2006	$54,421,662
Goodwill acquired during the year	3,775

Balance as of January 31, 2007	$54,425,437

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto as filed in our Annual Report on Form 10-K for the year ended October 31, 2006 as well as the condensed consolidated financial statements and notes contained herein.
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
Results of Operations
Overview and Trends
Our non-core products, primarily single serve coffee and related products, continue to have the highest sales growth but at a lower rate than in the past. The lower growth rate is a consequence of a maturing product lifecycle for single serve coffee products in our market area. In the first quarter of fiscal year 2007, the growth rate of water sales increased, as a result of higher average selling prices, more than in the recent past. Equipment rental stabilized from the declining trend of recent quarters. We expect water sales to continue to grow at a similar rate to the first quarter and rental revenue to remain flat or decrease slightly from year to year.
Reflective of the first quarter, we expect, over the course of the current fiscal year, that cost of goods sold (as a percentage of sales) and operating costs in the normal course of business will remain stable. With steady sales growth and stable costs, we expect to increase income from operations.
Cash generated by increased income from operations will continue to be used for debt reduction, capital expenditures, and payment of income taxes, a liability which, in the past, has been satisfied with loss carryforwards.
In the longer term, operating costs continue to be threatened by outside conditions such as fuel, insurance, and administrative expenses related to regulatory requirements. The SEC has extended the period to comply with Section 404 of the Sarbanes-Oxley Act for non-accelerated filers. We absorbed some of this compliance cost in fiscal year 2005 and expect that most of the remainder of the anticipated cost to comply will be incurred in fiscal year 2008.

In addition, the potential of growth through acquisitions remains viable. We have ample opportunities to acquire businesses through small acquisitions and will take advantage of these opportunities based on price, potential synergies, and access to capital.
Results of Operations for the Three Months Ended January 31, 2007 (First Quarter) Compared to the Three Months Ended January 31, 2006
Sales
Sales for the three months ended January 31, 2007 were $15,302,000 compared to $14,614,000 for the corresponding period in 2006, an increase of $688,000 or 5%. The increase was primarily the result of water and coffee sales. Sales as a result of acquisitions completed in last three quarters of fiscal year 2006 and the first quarter of 2007 accounted for $154,000 of total sales for the first quarter of 2007. Net of the acquisition sales growth, sales grew 4% from a year ago.
The comparative breakdown of sales of the product lines for the respective three month periods ended January 31, 2007 and 2006 is as follows:

Product Line	2007	2006	Difference	% Diff.
(000’s $)
Water	$6,777	$6,514	$263	4%
Coffee and Other Related	4,783	4,372	411	9%
Equipment Rental	2,291	2,271	20	1%
Other	1,451	1,457	(6)	—

Total	$15,302	$14,614	$688	5%
Water — Sales of water and related products increased as a result of a 3% increase in price and 1% increase in volume in the first quarter of 2007 compared to the comparable period in 2006. The respective increases were a result of an increase in list prices and the increase in volume was attributable to acquisitions.
Coffee and Other Products — The increase in sales in the first quarter of 2007 compared to the comparable period in 2006 was attributable to increased volume of all products in this category but primarily to the growth of single serve coffee, which grew 23%, to $1,925,000 in the first quarter of 2007 compared to $1,565,000 in the same period in fiscal year 2006. Acquisitions had no significant effect on the sales increase in coffee from year to year.
Equipment Rental — Equipment rental revenue increased slightly in the first quarter of 2007 compared to the comparable period in 2006 primarily as a result of acquisitions. Net of acquisitions, rental revenue was substantially unchanged as the effect of price and volume offset each other. Sales were 1% higher in the first quarter due to increased equipment placements and 1% lower as a result of lower prices.
Other — Other revenue was substantially unchanged in the first quarter of 2007 compared to the comparable period in 2006. This is reflective of stable demand, in aggregate, for such products as soft drinks, single serve water, cups, and vending items. In the first quarter of 2007, we continued to charge a monthly fee as a fuel adjustment. The total fuel charges did not change significantly in the first quarter of 2007 compared to the first quarter of 2006.
Gross Profit/Cost of Goods Sold — For the three months ended January 31, 2007, gross profit increased $355,000, or 4%, to $8,569,000 from $8,214,000 for the comparable period in 2006. The increase in gross profit was primarily due to higher sales and stable cost of goods sold, as a percentage of sales. As a percentage of sales, gross profit was 56% in the first quarter for both 2007 and 2006.
Operating Expenses and Income from Operations
Total operating expenses decreased to $7,261,000 in the first quarter of 2007 from $7,278,000 in the comparable period in 2006, a decrease of $17,000.
Selling, general and administrative (SG&A) expenses of $6,868,000 in the first quarter of 2007 increased $66,000, or 1%, from $6,802,000 in the comparable period in 2006. Of total SG&A expenses, route distribution costs decreased $16,000; selling costs decreased $45,000, or 6%; and administration costs increased $127,000, or 5%. Selling costs decreased as a result of decreased staffing. The increase in administrative costs was attributable to higher legal, accounting, and computer-related expenses.
Advertising expenses were $194,000 in the first quarter of 2007 compared to $270,000 in the first quarter of 2006, a decrease of $76,000, or 28%. The decrease in advertising costs is related to a decrease in yellow page advertising.
Amortization was $207,000 in the first quarter of 2007, substantially unchanged from $209,000 in the comparable quarter in 2006. Amortization is attributable to intangible assets that were acquired as part of acquisitions in recent years.
Income from operations for the three months ended January 31, 2007 was $1,308,000 compared to $936,000 in the comparable period in 2006, an increase of $372,000, or 40%. The increase was a result of higher sales and stable cost of goods sold and operating costs.
Interest, Taxes, and Other Expenses — Income from Continuing Operations
Interest expense was $823,000 for the three months ended January 31, 2007 compared to $816,000 in the three months ended January 31, 2006, an increase of $7,000. Higher interest costs were primarily a result of higher market interest rates and fixing an additional amount of senior debt at a rate higher than short term rates that more than offset lower outstanding debt.
Income before income taxes was $485,000 for the three months ended January 31, 2007 compared to income before income taxes of $120,000 in the corresponding period in 2006, an improvement of $365,000. The tax expense for the first quarter of fiscal year 2007 was $194,000 and was based on the expected effective tax rate of 40%. We recorded a tax expense of $55,000 related to income from operations in the first quarter of fiscal year 2006 based on an effective tax rate of 46%. The decrease in the effective tax rate was primarily a result of a shift in earnings in states with lower effective rates and the effect of domestic production activity deduction.

Net Income
Net income of $291,000 for the three months ended January 31, 2007 increased from net income of $65,000 in the corresponding period in 2006, an improvement of $226,000. The increase is attributable to higher sales and stable costs for the first quarter of 2007 as compared to the same period in fiscal year 2006.
Liquidity and Capital Resources
As of January 31, 2007, we had working capital of $2,171,000 compared to $2,517,000 as of October 31, 2006, a decrease of $346,000. The decrease in working capital was primarily attributable to the use of cash during the period for capital expenditures, acquisitions and debt reduction. In addition, there were decreases in accounts payable and accrued expenses as well as increases in inventory and accounts receivable. As a result, net cash provided by operating activities decreased $919,000 to $205,000 from $1,124,000.
As mentioned above, we use cash provided by operations to repay debt and fund capital expenditures. In the first quarter of fiscal year 2007, we used $812,500 for scheduled repayments of our term debt. In addition we used $782,000 for capital expenditures and $186,000 for acquisitions made in prior years. Capital expenditures included routine expenditure for coolers, brewers, bottles and racks related to home and office distribution as well as bottling equipment.
As of January 31, 2007, we did not have outstanding balances on our revolving and acquisition lines of credit with Bank of America. We had letters of credit totaling $1,523,000 outstanding on our revolving line of credit. Consequently, as of January 31, 2007 there was $7,500,000 and $4,477,000 available on the acquisition and revolving lines of credit, respectively.
Our credit facility requires that we be in compliance with certain financial covenants at the end of each fiscal quarter. The covenants include senior debt service coverage as defined of greater than 1.25 to 1, total debt service coverage as defined of greater than 1 to 1, and senior debt to EBITDA as defined of no greater than 2.5 to 1. As of January 31, 2007, we were in compliance with all of the financial covenants of our new credit facility and we expect to be in compliance in the foreseeable future.
As of January 31, 2007, we had an interest rate swap agreement with Bank of America in effect. Our credit agreement with the bank requires that we fix 75% of the interest rate of the term debt for the life of the loan. The swap fixes the interest rate at 4.66%, plus the applicable margin, 1.75% on the term loan at January 31, 2007, and amortizes concurrently with the loan principal to fix the interest rate with respect to 75% of the outstanding principal. As of January 31, 2007, the total notional amount committed to the swap agreement was $16,922,000.
The net deferred tax liability at January 31, 2007 represents temporary timing differences, primarily attributable to depreciation and amortization, between book and tax calculations. We have used substantially all of our federal net operating loss carryforwards and will have to fund our tax liabilities with cash in the current fiscal year and in the future.

In addition to our senior and subordinated debt commitments, we have significant future cash commitments, primarily in the form of operating leases that are not reported on the balance sheet. The following table sets forth our contractual commitments in future fiscal years:

	Payment due by fiscal year
		Remainder
Contractual Obligations	Total	of 2007	2008-2009	2010-2011	After 2011
Debt	$36,705,000	$2,830,000	$8,125,000	$9,000,000	$16,750,000
Interest on Debt (1)	14,612,000	3,079,000	5,451,000	4,346,000	1,736,000
Operating Leases	8,098,000	1,983,000	4,291,000	1,797,000	27,000

Total	$59,415,000	$7,892,000	$17,867,000	$15,143,000	$18,513,000

(1)	Interest based on 75% of outstanding senior debt at the hedged interest rate discussed above, 25% of outstanding senior debt at a variable rate of 7.07%, and subordinated debt at a rate of 12%.
We have no other material contractual obligations or commitments.
Inflation has had no material impact on our performance.
Item 3. Quantitative and Qualitative Disclosures about Market Risks
Market risks relating to our operations result primarily from changes in interest rates and commodity prices.
Interest Rate Risks
At January 31, 2007, we had approximately $5,641,000 of long-term debt subject to variable interest rates. Under the credit agreement with Bank of America, we pay interest at a rate of LIBOR plus a margin of 1.75%, or 7.07% at October 31, 2006. A hypothetical 100 basis point increase in the LIBOR rate would result in an additional $56,000 of interest expense on an annualized basis. Conversely, a decrease would result in a proportionate interest cost savings.
Our credit agreement requires that we fix the interest rate on 75% of our term debt for the life of the loan. We have accomplished this with a swap agreement that fixes the interest rate at 4.66%, plus the applicable margin, 1.75% at January 31, 2007, and amortizes concurrently with the loan principal to fix the interest rate with respect to 75% of the outstanding principal. As of January 31, 2007, the total notional amount committed to swap agreements was $16,922,000.
As of January 31, 2007, the rates under our swap agreement were favorable to the market. We will continue to evaluate swap rates as the market dictates. They serve to stabilize our cash flow and expense but ultimately may cost more or less in interest than if we had carried all of our debt at a variable rate over the swap term. To date we have fixed rates as required by our credit agreement with the bank. Future low rates may compel us to fix a higher portion to further stabilize cash flow and expenses as we monitor short and long term rates and debt balances.

Commodity Price Risks
Coffee
The cost of our coffee purchases are dictated by commodity prices. As of January 31, 2007, we purchased coffee at fixed price contracts with our vendors. We enter into contracts to mitigate market fluctuation of these costs by fixing the price for certain periods. As of January 31, 2007, we had fixed the price of our anticipated supply through March 2007 at a “green” price of $1.00 -$1.29 per pound. We are not insulated from price fluctuations beyond that date. At our existing sales levels, an increase in pricing of $.10 per pound would increase our total cost for coffee $120,000 annually. In this case, competitors that had fixed pricing might have a competitive advantage.
Diesel Fuel
We own and operate vehicles to deliver product to customers. The cost of fuel to operate these vehicles fluctuates over time. In recent years, prices have fluctuated significantly and remain relatively high. We have offset some of this cost by adjusting our price to our customers on a monthly basis while fuel prices are higher. We estimate that a $0.10 increase per gallon in fuel cost would result in an increase to operating costs of approximately $60,000 on an annual basis. In aggregate, our fuel costs were not significantly different in the first quarter of 2007 when compared to the same period in 2006.
Item 4. Controls and Procedures
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
Changes in Internal Control over Financial Reporting
During the three months ended January 31, 2007, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information
Item 1. Legal Proceedings
There have been no material developments in our legal proceedings since they were disclosed in Form 10-K for the period ending October 31, 2006.
Item 1a. Risk Factors
There have been no material changes in our Risk Factors since they were disclosed in Form 10-K for the period ending October 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit
Number	Description

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit B to Appendix A to our registration statement on Form S-4, File No. 333-45226, filed with the SEC on September 6, 2000)

3.2	Certificate of Amendment of Certificate of Incorporation (Incorporated by reference to Exhibit 4.2 of our current report on Form 8-K, filed with the SEC on October 19, 2000)

3.3	By-laws, as amended (Incorporated by reference to Exhibit 3.3 to our quarterly report on Form 10-Q, filed with the SEC on September 14, 2001)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit
Number	Description

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: March 19, 2007

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