Form 10-Q
period 2007-04-30
VERMONT PURE HOLDINGS LTD/DE
filed 2007-06-14
CIK 1123316

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended April 30, 2007
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
Yes ☐                    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding at
Class	June 1, 2007

Common Stock, $.001 Par Value	21,636,095

VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	October 31,
	2007	2006
	(unaudited)	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$745,267	$2,120,111
Accounts receivable — net	7,395,309	7,212,054
Inventories	1,804,725	1,192,286
Current portion of deferred tax asset	683,509	683,509
Other current assets	1,830,940	884,031
Unrealized gain on derivatives	91,496	134,737

TOTAL CURRENT ASSETS	12,551,246	12,226,728

PROPERTY AND EQUIPMENT — net of accumulated depreciation	10,510,965	10,718,834

OTHER ASSETS:
Goodwill	54,420,186	54,421,662
Other intangible assets — net of accumulated amortization	2,945,169	3,197,575
Other assets	260,513	770,212

TOTAL OTHER ASSETS	57,625,868	58,389,449

TOTAL ASSETS	$80,688,079	$81,335,011

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Line of Credit	$953,757	$—
Current portion of long term debt	3,769,000	3,583,564
Accounts payable	2,652,282	2,005,283
Accrued expenses	2,239,111	3,414,036
Current portion of customer deposits	688,630	706,401

TOTAL CURRENT LIABILITIES	10,302,780	9,709,284
Long term debt, less current portion	32,000,000	33,875,000
Deferred tax liability	3,233,228	3,233,228
Customer deposits	2,757,123	2,828,208

TOTAL LIABILITIES	48,293,131	49,645,720

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock — $.001 par value, 50,000,000 authorized shares 21,774,745 issued and 21,632,795 outstanding shares as of April 30, 2007 and 21,747,572 issued and 21,608,922 outstanding as of October 31, 2006	21,775	21,747
Additional paid in capital	58,260,098	58,220,887
Treasury stock, at cost, 141,950 shares as of April 30, 2007 and 138,650 shares as of October 31, 2005	(375,929)	(369,662)
Accumulated deficit	(25,557,699)	(26,260,341)
Accumulated other comprehensive income, net of tax	46,703	76,660

TOTAL STOCKHOLDERS’ EQUITY	32,394,948	31,689,291

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$80,688,079	$81,335,011

See notes to the condensed consolidated financial statements.

VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three months ended April 30,		Six months ended April 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
NET SALES	$15,676,690	$15,240,516	$30,978,879	$29,854,230

COST OF GOODS SOLD	7,008,530	6,475,807	13,741,299	12,875,043

GROSS PROFIT	8,668,160	8,764,709	17,237,580	16,979,187

OPERATING EXPENSES:
Selling, general and administrative expenses	6,652,336	6,698,666	13,520,356	13,500,280
Advertising expenses	324,027	220,504	517,920	490,131
Amortization	210,149	217,980	417,391	426,787
(Gain) loss on disposal of property and equipment	(7,689)	(9,924)	(15,352)	(11,705)

TOTAL OPERATING EXPENSES	7,178,823	7,127,226	14,440,315	14,405,493

INCOME FROM OPERATIONS	1,489,337	1,637,483	2,797,265	2,573,694

OTHER EXPENSE:
Interest	(801,730)	(759,042)	(1,624,795)	(1,575,238)
Miscellaneous	—	—	—	—

TOTAL OTHER EXPENSE	(801,730)	(759,042)	(1,624,795)	(1,575,238)

INCOME BEFORE INCOME TAXES	687,607	878,441	1,172,470	998,456

INCOME TAX EXPENSE	(275,614)	(403,630)	(469,828)	(458,762)

NET INCOME	$411,993	$474,811	$702,642	$539,694

NET INCOME PER SHARE — BASIC:	$0.02	$0.02	$0.03	$0.02

NET INCOME PER SHARE — DILUTED:	$0.02	$0.02	$0.03	$0.02

WEIGHTED AVERAGE SHARES USED IN COMPUTATION — BASIC	21,635,113	21,645,641	21,628,632	21,627,496

WEIGHTED AVERAGE SHARES USED IN COMPUTATION — DILUTED	21,635,470	21,645,641	21,628,632	21,627,496

See notes to the condensed consolidated financial statements.

VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended April 30,
	2007	2006
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$702,642	$539,694
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	2,083,875	2,048,168
Bad debt provision	154,612	185,348
Amortization	417,391	426,787
Non cash interest expense	51,941	51,941
Gain on disposal of property and equipment	(15,352)	(11,705)
Non cash compensation	—	14,064
Changes in assets and liabilities:
Accounts receivable	(337,867)	(343,491)
Inventories	(612,439)	(143,590)
Other assets	(437,210)	389,328
Accounts payable	646,999	(962,537)
Customer deposits	(88,856)	(25,609)
Accrued expenses	(1,161,641)	(92,747)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,404,095	2,075,651

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,891,510)	(1,708,736)
Proceeds from sale of fixed assets	48,770	94,669
Cash used for acquisitions	(186,275)	(363,682)

NET CASH USED IN INVESTING ACTIVITIES	(2,029,015)	(1,977,749)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	1,517,343	772,973
Payments on line of credit	(563,586)	(772,973)
Principal payment on long term debt	(1,736,653)	(1,564,750)
Purchase of treasury stock	(6,267)	—
Sale of common stock	39,239	88,695

NET CASH USED IN FINANCING ACTIVITIES	(749,924)	(1,476,055)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,374,844)	(1,378,153)

CASH AND CASH EQUIVALENTS — Beginning of period	2,120,111	1,895,810

CASH AND CASH EQUIVALENTS — End of period	$745,267	$517,657

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION, EXCLUDING NON-CASH FINANCING AND INVESTING ACTIVITIES
Cash paid for interest	$1,601,692	$1,637,117

Cash paid for income taxes	$672,962	$75,258

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Property, plant and equipment financed with proceeds from debt	$—	$400,000

Notes payable issued in acquisitions	$59,000	$—

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
2. RECENT PRONOUNCEMENTS
In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’ s long-term measurement objectives for accounting for financial instruments. The fair value option established will permit all entities to choose to measure eligible items at fair value at specified election dates. An entity shall record unrealized gains and losses on items for which the fair value option has been elected through net income in the statement of operations at each subsequent reporting date. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, which is fiscal year 2009 for the Company. The Company is currently reviewing the impact, if any, that this new accounting standard will have on their financial statements.

3. COMPENSATION PLANS
Effective November 1, 2005, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payments (revised 2004)” (SFAS No. 123R). SFAS No. 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, the requisite service period (usually the vesting period). Under SFAS No. 123R the Company provides an estimate of forfeitures at the initial date of grant.
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
In April 2004, the Company’s shareholders approved the 2004 Stock Incentive Plan (the “2004 Plan”). The plan provides for issuances of awards of up to 250,000 restricted or unrestricted shares, or incentive or non-statutory stock options, of the Company’s common stock. Of the total amount of shares authorized under this plan, 149,000 option shares are outstanding, 26,000 restricted shares have been granted, and 75,000 shares are available for grant at April 30, 2007.
The options issued under the plans generally vest in periods up to five years based on the continuous service of the recipient and have 10 year contractual terms. Share awards generally vest over one year. Option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the plan).
There was no activity related to stock options and outstanding stock option balances or other equity based compensation during the six months ended April 30, 2007. The Company did not grant any equity based compensation during the six months ended April 30, 2006.

The following table summarizes information pertaining to outstanding stock options, all of which are exercisable, as of April 30, 2007:

		Weighted
		Average	Weighted	Intrinsic
Exercise	Outstanding	Remaining	Average	Value
Price	Options	Contractual	Exercise	as of
Range	(Shares)	Life	Price	April 30, 2007

$1.80 - $2.60	299,500	6.1	$2.36	$—
$2.81 - $3.38	350,000	3.3	3.25	—
$3.50 - $4.25	70,000	3.2	3.99	—
$4.28 - $4.98	5,000	4.7	4.98	—

	724,500		$2.96	$—

Since all outstanding stock options were fully vested as of April 30, 2007 there was no unrecognized share based compensation related to unvested options as of that date. There were 32,687 shares with a weighted average exercise price of $2.81 that expired during the three and six month periods ended April 30, 2007. The Company recognized $1,136 as compensation related to vested options during the six months ended April 30, 2006. All incentive and non-qualified stock option grants had an exercise price equal to the market value of the underlying common stock on the date of grant.
Employee Stock Purchase Plan
On June 15, 1999 the Company’s stockholders approved the Vermont Pure Holdings, Ltd. 1999 Employee Stock Purchase Plan (“ESPP”). On January 1, 2001, employees commenced participation in the plan. The total number of shares of common stock issued under this plan during the six months ended April 30, 2007 was 27,173 for proceeds of $39,239.
The total number of shares of common stock issued under this plan during the six months ended April 30, 2006 was 52,379 for proceeds of $79,695.
On March 29, 2007 the Company’s stockholders approved an increase in the number of shares available under the plan from 500,000 to 650,000 shares. Effective January 1, 2006 ESPP shares are granted at 95% of the fair market value at the last day of the offering period. Prior to that, ESPP shares were granted at 85% of the fair market value at the lower of the first or last day of the offering period.
Restricted Shares
75,000 shares of the Company’s common stock that were granted on a restricted basis, and recorded as equity, in fiscal year 2005 under the 2004 Plan were forfeited in the first fiscal quarter of 2006. As a result, no compensation was recorded and the equity was reversed as a deferred compensation adjustment during the quarter.

4. INTEREST RATE SWAP AGREEMENTS
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
On May 3, 2005, the Company entered into an interest rate hedge agreement in conjunction with its new senior financing (the “May 2005 Swap”). Its credit agreement requires that the Company fix the interest rate on not less than 75% of its term debt for the life of the loan. The May 2005 Swap fixes the interest rate at 6.41% (4.66%, plus the applicable margin, 1.75%) for the term facility at April 30, 2007, and amortizes concurrently with the loan principal to fix the interest rate with respect to 75% of the outstanding principal. In addition to the May 2005 Swap, the Company had another swap (the “Original Swap”), in the notional amount of $10 million and a fixed rate of 1.74%, plus the applicable margin, that matured in June 2006. When the Original Swap matured in June 2006 the balance of the May 2005 Swap increased to hedge 75% of the term loan on an amortizing basis. As of April 30, 2007, the total notional amount committed to swap agreements was $16.3 million. On that date, the variable rate on the remaining 25% of the term debt was 7.07%. Based on the floating rate for respective six month period ended April 30, 2007 and 2006, the Company paid $57,000 and $127,000 less in interest, respectively, than it would have without the swaps.
These swaps are considered cash flow hedges under SFAS No. 133 because they are intended to hedge, and are effective as a hedge, against variable cash flows. As a result, the changes in the fair values of the derivatives, net of tax, are recognized as comprehensive income or loss until the hedged item is recognized in earnings.
5. COMPREHENSIVE INCOME
The following table summarizes comprehensive income for the respective periods:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2007	2006	2007	2006
Net income	$411,993	$474,811	$702,642	$539,694
Other comprehensive income (loss):
Unrealized gain (loss) on derivatives designated as cash flow hedges – net of tax	(77,853)	73,804	(29,957)	42,228

Comprehensive income	$334,140	$548,615	$672,685	$581,922

6. INVENTORIES
Inventories consisted of the following at:

	April 30,	October 31,
	2007	2006
Finished Goods	$1,650,192	$1,057,580
Raw Materials	$154,533	134,706

Total Inventories	$1,804,725	$1,192,286

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

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2007	2006	2007	2006
Net Income	$411,993	$474,811	$702,642	$539,694
Denominator:
Basic Weighted Average Shares Outstanding	21,635,113	21,645,641	21,628,632	21,627,496
Dilutive effect of Stock Options	357	—	—	—

Diluted Weighted Average Shares Outstanding	21,635,470	21,645,641	21,628,632	21,627,496

Basic Income Per Share	$.02	$.02	$.03	$.02

Diluted Income Per Share	$.02	$.02	$.03	$.02

There were 724,500 and 817,187 options outstanding as of April 30, 2007 and 2006, respectively. For the six month period ended April 30, 2007 there were no options used to calculate the effect of dilution because all of the outstanding options’ exercise prices exceeded the market price of the underlying common shares. For the three months ended April 30, 2007, there were 10,000 options used to calculate the effect of dilution and 714,500 options not included in the dilution calculation because the options’ exercise prices exceeded the market price of the underlying common shares. For the three month and six month periods ended April 30, 2006, there were no options used to calculate dilution because all of the options’ exercise price exceeded the market price of the underlying common shares.

8. DEBT
As of April 30, 2007 the Company had an outstanding balance of $953,757 on its revolving line of credit with Bank of America. There was no balance on the acquisition line of credit and $1,385,000 outstanding in letters of credit on the revolving line of credit. As of April 30, 2007, there was $7,500,000 and $3,661,000 available on the acquisition and revolving lines of credit, respectively.
As of April 30, 2007, the Company had approximately $6.4 million of debt subject to variable interest rates. Under the senior credit agreement with Bank of America, interest is paid at a rate of LIBOR plus a margin of 1.75% on term debt and 1.50% on the line of credit resulting in variable interest rates of 7.07% and 6.82%, respectively at April 30, 2007. In addition, as of April 30, 2007 the Company had $21,750,000 of senior term debt outstanding under the credit agreement
The Company’s Loan and Security agreement requires the Company to be in compliance with certain financial covenants at the end of each fiscal quarter. The covenants include senior debt service coverage as defined of greater than 1.25 to 1, total debt service coverage as defined of greater than 1 to 1, and senior debt to EBITDA of greater than 2.50 to 1.
As of April 30, 2007, the Company was in compliance with all of the financial covenants of its senior credit facility.
As of April 30, 2007, the Company had $14,000,000 of subordinated debt outstanding bearing an interest rate of 12%.
9. GOODWILL AND OTHER INTANGIBLE ASSETS
Major components of intangible assets at April 30, 2007 and October 31, 2006 consisted of:

	April 30, 2007		October 31, 2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable Intangible Assets:
Customer Lists and Covenants Not to Compete	$5,358,049	$2,799,960	$5,141,123	$2,383,443
Other Intangibles	581,231	194,151	633,172	193,277

Total	$5,939,280	$2,994,111	$5,774,295	$2,576,720

Amortization expense for the three month periods ending April 30, 2007 and April 30, 2006 was $210,149 and $217,980, respectively. Amortization expense for the six month periods ending April 30, 2007 and April 30, 2006 was $417,391 and $426,787, respectively.
The changes in the carrying amount of goodwill for the six month period ending April 30, 2007 are as follows:

Balance as of October 31, 2006	$54,421,662
Goodwill acquired during the year	3,775
Goodwill disposed of during the year	(5,251)

Balance as of January 31, 2007	$54,420,186

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
Results of Operations
Overview and Trends
Although in the second quarter net income was lower than last year, through the first six months of fiscal year 2007, net income exceeded the same period a year ago. We do not expect net income for the third quarter and first nine months of 2007 to exceed the comparable periods in 2006 for two reasons. First we received a significant legal settlement in the third quarter of 2006 that will not reoccur in 2007. Second, we expect to start an advertising campaign in the second half of 2007 to built brand image of our core products and services over the long term and we do not expect the full benefit of that advertising to occur in 2007.
We expect single serve coffee products to continue to have the highest sales growth but at a lower rate than in the past. The lower growth rate is a consequence of a maturing product lifecycle for single serve coffee products in our market area. We also expect water sales to continue to grow at a similar rate to the first half of the year and rental revenue to remain flat or decrease slightly from year to year.
Cash generated by increased income from operations will continue to be used for debt reduction, capital expenditures, and payment of income taxes, a liability which, in the past, has been satisfied with loss carryforwards.
In the longer term, operating costs continue to be adversely affected by outside conditions such as fuel, insurance, and administrative expenses related to regulatory requirements. The SEC has extended the period to comply with Section 404 of the Sarbanes-Oxley Act for non-accelerated filers. We absorbed some of this compliance cost in fiscal year 2005 and expect that most of the remainder of the anticipated cost to comply will be incurred in fiscal year 2008.
In addition, the potential of growth through acquisitions remains viable. We have ample opportunities to acquire businesses through small acquisitions and will take advantage of these opportunities based on price, potential synergies, and access to capital.
Results of Operations for the Three Months Ended April 30, 2007 (Second Quarter) Compared to the Three Months Ended April 30, 2006
Sales
Sales for the three months ended April 30, 2007 were $15,677,000 compared to $15,241,000 for the corresponding period in 2006, an increase of $436,000, or 3%. The increase was primarily the result of water and coffee and related sales. Net of acquisitions completed subsequent to the second quarter of fiscal year 2006, sales increased $329,000, or 2%, from a year ago.
The comparative breakdown of sales of the product lines for the respective three month periods ended April 30, 2007 and 2006 is as follows:

Product Line	2007	2006	Difference	% Diff.
(000’s $)
Water	$6,992	$6,985	$7	—
Coffee and Related	5,015	4,358	657	15%
Equipment Rental	2,271	2,242	29	1%
Other	1,399	1,656	(257)	(16%)

Total	$15,677	$15,241	$436	3%
Water – Sales of water and related products remained substantially unchanged but decreased $69,000, or 1%, net of acquisitions. Average selling prices increased 3% while volume decreased 3%.
Coffee and Related Products – The increase was attributable to increased volume of all products in this category but primarily to the growth of single serve coffee, which grew 19%, to $1,999,000 in the second quarter of 2007 compared to $1,679,000 in the same period in fiscal year 2006. Acquisitions had no significant effect on the sales increase in coffee from year to year.
Equipment Rental – Equipment rental revenue increased 1% due to an increase equipment placements of 3% and decrease in average rental prices of 2%. Acquisition revenue did not have a material affect on rental revenue.
Other – The decrease in other revenue was primarily attributable to a change of approximately $201,000 in the estimate of container deposit liability brought about by the loss of a customer. Otherwise, sales of other products such as soft drinks, single serve water, cups, and vending items increased 2%.
Gross Profit/Cost of Goods Sold – For the three months ended April 30, 2007, gross profit decreased $97,000, or 1%, to $8,668,000 from $8,765,000 for the comparable period in 2006. As a percentage of sales, gross profit decreased to 55% in the second quarter of 2007 from 57% in 2006. The decrease in gross profit, in dollars and as a percentage of sales, was attributable to the decrease in other sales and the decrease in average rental prices.
Operating Expenses and Income from Operations
Total operating expenses increased to $7,179,000 in the second quarter of 2007 from $7,127,000 in the comparable period in 2006, an increase of $52,000, or 1%.
Selling, general and administrative (SG&A) expenses of $6,652,000 in the second quarter of 2007 decreased $47,000, or 1%, from $6,699,000 in the comparable period in 2006. Of total SG&A expenses, route distribution costs increased $23,000, or 1%; selling costs decreased $191,000, or 27%; and administration costs increased $121,000, or 5%. The increase in route expenses was primarily related to higher labor related costs attributable to sales volume increases. Selling costs decreased as a result of decreased staffing. The increase in administrative costs was attributable to higher legal, accounting, and computer-related expenses.
Advertising expenses were $324,000 in the second quarter of 2007 compared to $220,000 in the second quarter of 2006, an increase of $104,000, or 47%. The increase in advertising costs is related to an increase in print advertising and advertising production.
Amortization was $210,000 in the second quarter of 2007, an $8,000, or 4%, decrease from $218,000 in the comparable quarter in 2006. Amortization is attributable to intangible assets that were acquired as part of acquisitions in recent years.
Income from operations for the three months ended April 30, 2007 was $1,489,000 compared to $1,637,000 in the comparable period in 2006, a decrease of $148,000, or 9%. The decrease was a result of lower gross margin and slightly higher operating costs.
Interest, Taxes, and Other Expenses – Income from Continuing Operations
Interest expense was $802,000 for the three months ended April 30, 2007 compared to $759,000 in the three months ended April 30, 2006, an increase of $42,000, or 6%. Higher interest costs were primarily a result of higher market interest rates and fixing an additional amount of senior debt at a rate higher than short term rates that more than offset lower outstanding debt.
Income before income taxes was $688,000 for the three months ended April 30, 2007 compared to income before income taxes of $878,000 in the corresponding period in 2006, a decrease $190,000. The tax expense for the second quarter of fiscal year 2007 was $276,000 and was based on the expected effective tax rate of 40%. We recorded a tax expense of $404,000 related to income from operations in the first quarter of fiscal year 2006 based on an effective tax rate of 46%. The decrease in the effective tax rate was primarily a result of a shift in earnings in states with lower effective rates and the effect of domestic production activity deduction.
Net Income
Net income of $412,000 for the three months ended April 30, 2007 decreased from net income of $475,000 in the corresponding period in 2006, a decrease of $63,000, or 13%. The decrease is attributable to higher cost of goods sold, higher operating, and interest costs despite higher sales and a lower effective tax rate in 2007 as compared to the same period in fiscal year 2006.
Results of Operations for the Six Months Ended April 30, 2007 (first half) Compared to the Six Months Ended April 30, 2006
Sales
Sales for the first six months of 2007 were $30,979,000 compared to $29,854,000 for the first six months of 2006, an increase of $1,125,000 or 4%. Net of acquisitions, sales increased 3% over the first six months in the prior year.
The comparative breakdown of sales of the product lines for the first six months of 2007 and 2006 is as follows:

Product Line	2007	2006	Difference	% Diff.
	(in 000’s $)	(in 000’s $)	(in 000’s $)
Water	$13,769	$13,498	$271	2%
Coffee and Related	9,798	8,730	1,068	11%
Equipment Rental	4,562	4,513	49	1%
Other	2,850	3,113	(263)	(8%)

Total	$30,979	$29,854	$1,125	4%
Water – Water sales increased primarily as a result of higher average selling prices and acquisitions. Average selling price increased 3%. Net of acquisitions, total water sales increased 1%. Before considering the increase from acquisitions volume decreased 2%
Coffee and Related Products – The increase in sales was attributable to increased volume of all products in this category but primarily to the growth of single serve coffee, which grew 21%, to $3,923,000 in the first half of fiscal year 2007 compared to $3,249,000 in the same period in fiscal year 2006. Coffee sales were not materially influenced by acquisitions in the first six months of 2007.
Equipment Rental –Equipment rental increased as a result of water cooler placements and rental of single serve coffee equipment. Average price decreased 2% and placements increased 3%. Equipment rental has been substantially unaffected by acquisitions in the first six months of fiscal year 2007.
Other – Other revenue decreased as a result of a change of approximately $201,000 in the estimate of container deposit liability brought about by the loss of a customer plus a decrease in fuel charges. Otherwise, sales of other products such as soft drinks, single serve water, cups, and vending items increased 4%.
Gross Profit/Cost of Goods Sold
Gross profit increased $259,000, or 2%, to $17,238,000 for the first six months of 2007 from $16,979,000 for the first six months of 2006. The increase in gross profit was attributable to higher sales. As a percentage of sales, gross profit decreased less than 1% from the first six months of 2006 to the same period in 2007. The decrease in gross profit, as a percentage of sales, was attributable to a change in product sales mix as well as a higher container return charge in the second quarter. Product mix was influenced by higher volume growth of single serve coffee which has a lower profit margin than water and traditional coffee products.
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
Income from Operations/Operating Expenses
Total operating expenses in the first six months of 2007 were $14,440,000 compared to $14,405,000 for the comparable period in fiscal 2006, an increase of $35,000.
Selling, general and administrative (SG&A) expenses were $13,520,000 and $13,500,000 for the first six months of 2007 and 2006, respectively, an increase of $20,000. Of total SG&A expenses, route distribution costs increased $7,000, primarily because of higher labor related costs attributable to sales volume increases. Selling costs decreased $237,000, or 16% as a result of decreased sales staffing. Administration costs increased $250,000, or 5%, as a result of higher legal, accounting, and computer-related expenses. Included in SG&A expenses for the first half of the respective fiscal years, total direct distribution related costs increased to $6,327,000 in fiscal year 2007 from $6,629,000 in fiscal year 2006.
Advertising expenses were $518,000 in the first six months of 2007 compared to $490,000 in the first six months of 2006, a increase of $28,000, or 6%. The increase in advertising costs is related to higher print advertising and advertising production.
Amortization decreased to $417,000 in the first six months of 2007 from $427,000 in the first six months of 2006, a decrease of $10,000, or 2%. The decrease is attributable to intangible assets that were acquired as part of several recent acquisitions.
Income from operations for the first six months of 2007 was $2,797,000 compared to $2,574,000 in the first six months of 2006, an increase of $223,000 or 9%. The increase was a result of higher sales and gross margin and stable operating costs.
Interest, Taxes, and Other Expenses
Interest expense was $1,625,000 for the first six months of 2007 compared to $1,575,000 in the first six months of 2006, a decrease of $50,000. Higher interest costs were primarily a result of higher market interest rates and fixing an additional amount of senior debt at a rate higher than short term rates that more than offset lower outstanding debt.
Income tax expense of $470,000 for the first six months of 2007 is an increase of $11,000 from tax expense of $459,000 for the same period a year ago. The tax expense was determined by using an annual effective tax rate of 40% for fiscal year 2007 and 46% for fiscal year 2005, which represents the estimated federal and state income tax expense for the respective years. The effective tax rates were calculated by estimating the federal tax liability, combined with the pertinent taxes in the states in which we operate and non-deductible permanent items, for the full fiscal year. The decrease in the effective tax rate from the first half of 2006 to the first half of 2007 was primarily a result of a shift in earnings in states with lower effective rates and the effect of domestic production activity deduction.
Net Income
Net income of $703,000 for the six months of 2007 was attributable to continuing operations. This represented an improvement of $163,000 from net income of $540,000 in the first six months of 2006. Higher net income in the first half of 2007 as compared to the first half of 2006 is attributable to higher income from operations combined with a lower effective tax rate that more than offset higher interest expenses.
Liquidity and Capital Resources
As of April 30, 2007, we had working capital of $2,248,000 compared to $2,517,000 as of October 31, 2006, a decrease of $269,000. The decrease in working capital was primarily attributable to the use of cash during the period for capital expenditures, acquisitions and term debt reduction. Working capital was reduced by the current portion of long term debt being increased based on the term debt amortization schedule and working capital increased as a result of a reclassification of a $500,000 note receivable to current assets. In addition, cash was used to increase inventory, prepaid expenses, and reduce accrued expenses, net of an increase in accounts payable. As a result, net cash provided by operating activities decreased $672,000 to $1,404,000 from $2,076,000.
As mentioned above, we use cash provided by operations to repay debt and fund capital expenditures. In the first half of fiscal year 2007, we used $1,625,000 for scheduled repayments of our term debt under our bank facility and $112,000 for repayment to sellers for financed acquisitions. In addition we used $1,892,000 for capital expenditures and $186,000 for acquisitions made in the first half of 2007. Capital expenditures included routine expenditure for coolers, brewers, bottles and racks related to home and office distribution as well as bottling equipment.
As of April 30, 2007, we had an outstanding balance on our revolving line of credit of $954,000 and no balance on our acquisition line of credit with Bank of America. Proceeds from the revolving line provided cash for the uses described above. We had letters of credit totaling $1,385,000 outstanding on our revolving line of credit. Consequently, as of April 30, 2007 there was $7,500,000 and $3,661,000 available on the acquisition and revolving lines of credit, respectively.
Our credit facility requires that we be in compliance with certain financial covenants at the end of each fiscal quarter. The covenants include senior debt service coverage as defined of greater than 1.25 to 1, total debt service coverage as defined of greater than 1 to 1, and senior debt to EBITDA as defined of no greater than 2.5 to 1. As of April 30, 2007, we were in compliance with all of the financial covenants of our new credit facility and we expect to be in compliance in the foreseeable future.

As of April 30, 2007, we had an interest rate swap agreement with Bank of America in effect. Our credit agreement with the bank requires that we fix 75% of the interest rate of the term debt for the life of the loan. The swap fixes the interest rate at 4.66%, plus the applicable margin, 1.75% on the term loan at April 30, 2007, and amortizes concurrently with the loan principal to fix the interest rate with respect to 75% of the outstanding principal. As of April 30, 2007, the total notional amount committed to the swap agreement was $16,312,000.
The net deferred tax liability at April 30, 2007 represents temporary timing differences, primarily attributable to depreciation and amortization, between book and tax calculations. We have used substantially all of our federal net operating loss carryforwards and will have to fund our tax liabilities with cash in the current fiscal year and in the future.
In addition to our senior and subordinated debt commitments, we have significant future cash commitments, primarily in the form of operating leases that are not reported on the balance sheet. The following table sets forth our contractual commitments in future fiscal years:

	Payment due by fiscal year
		Remainder
Contractual Obligations	Total	of 2007	2008-2009	2010-2011	After 2011
Debt	$36,723,000	$2,847,000	$8,125,000	$9,000,000	$16,751,000
Interest on Debt (1)	14,650,000	3,116,000	5,452,000	4,346,000	1,736,000
Operating Leases	8,393,000	1,452,000	4,671,000	2,229,000	41,000

Total	$59,766,000	$7,415,000	$18,248,000	$15,575,000	$18,528,000

(1)	Interest based on 75% of outstanding senior debt at the hedged interest rate discussed above, 25% of outstanding senior debt at a variable rate of 7.07%, and subordinated debt at a rate of 12%.
We have no other material contractual obligations or commitments.
Inflation has had no material impact on our performance.
Item 3. Quantitative and Qualitative Disclosures about Market Risks
Market risks relating to our operations result primarily from changes in interest rates and commodity prices.
Interest Rate Risks
At April 30, 2007, we had approximately $5,437,000 of long-term debt on our term facility and $954,000 on our revolving line of credit subject to variable interest rates. Under the credit agreement with Bank of America, we pay interest an a rate of LIBOR plus a margin of 1.75%, or 7.07% on the term date and LIBOR plus 1.5%, or 6.82%. A hypothetical 100 basis point increase in the LIBOR rate would result in an additional $64,000 of interest expense on an annualized basis. Conversely, a decrease would result in a proportionate interest cost savings.
Our credit agreement requires that we fix the interest rate on 75% of our term debt for the life of the loan. We have accomplished this with a swap agreement that fixes the interest rate at 4.66%, plus the applicable margin, 1.75% at April 30, 2007, and amortizes concurrently with the loan principal to fix the interest rate with respect to 75% of the outstanding principal. As of April 30, 2007, the total notional amount committed to swap agreements was $16,312,000.
As of April 30, 2007, the rates under our swap agreement were favorable to the market. We will continue to evaluate swap rates as the market dictates. They serve to stabilize our cash flow and expense but ultimately may cost more or less in interest than if we had carried all of our debt at a variable rate over the swap term. To date we have fixed rates as required by our credit agreement with the bank. Future low rates may compel us to fix a higher portion to further stabilize cash flow and expenses as we monitor short and long term rates and debt balances.
Commodity Price Risks
Coffee
The cost of our coffee purchases are dictated by commodity prices. As of April 30, 2007, we purchased coffee at fixed price contracts with our vendors. We enter into contracts to mitigate market fluctuation of these costs by fixing the price for certain periods. As of April 30, 2007, we had fixed the price of our anticipated supply through December 2007 at a “green” price of $1.06 -$1.17 per pound. We are not insulated from price fluctuations beyond that date. At our existing sales levels, an increase in pricing of $.10 per pound would increase our total cost for coffee $120,000 annually. In this case, competitors that had fixed pricing might have a competitive advantage.
Diesel Fuel
We own and operate vehicles to deliver product to customers. The cost of fuel to operate these vehicles fluctuates over time. In recent years, prices have fluctuated significantly and remain relatively high. We have offset some of this cost by adjusting our price to our customers on a monthly basis while fuel prices are higher. We estimate that a $0.10 increase per gallon in fuel cost would result in an increase to operating costs of approximately $60,000 on an annual basis. In aggregate, our fuel costs were not significantly different in the first half of 2007 when compared to the same period in 2006.
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
Changes in Internal Control over Financial Reporting
During the six months ended April 30, 2007, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

			Total Number of	Maximum
			Shares Purchased	Number of
			as Part of a	Shares that May
			Publicly	Yet be Purchased
	Total Number of	Average Price	Announced	Under the
	Shares Purchased	Paid per Share	Program (1)	Program
February 1-28	—	—	—	182,900
March 1-31	—	—	—	182,900
April 1-30	3,300	$1.90	3,300	179,600

Total	3,300	$1.90	3,300

(1)	On June 16, 2006 we announced a program to repurchase up to 250,000 shares of our common stock at the discretion of management. There is no expiration date for the program and the share limit may not be reached.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
On March 29, 2007, we held our annual stockholders meeting at the offices of Lamn, Krielow, Dytrych & Co., 500 University Boulevard, Suite 215, Jupiter, Florida 33458 at 11:00 a.m. local time. There were two matters of business requiring a stockholder vote; to elect seven directors to hold office until the Annual Meeting of Stockholders in 2008 and until their respective successors have been duly elected and qualified and to amend our Employee Stock Purchase Plan, to increase the available amount of shares of common stock from 500,000 to 650,000 for offering to employees under the plan, and to approve the plan as so amended; and
A total of 17,921,983 votes were cast and the following directors were elected to one year terms with the corresponding vote tally:

		Number of Shares
	Number of Shares	for which Authority
Director	Voted For	was Withheld
Henry E. Baker	16,946,865	975,118
John B. Baker	16,931,965	990,018
Peter K. Baker	17,000,265	921,718
Phillip Davidowitz	17,788,465	133,518
Martin A. Dytrych	17,777,397	144,586
John M. LaPides	17,788,115	133,868
Ross S. Rapaport	16,936,465	985,518
The vote on the Employee Stock Purchase Plan was 12,345,159 votes For, 563,126 votes Against, 30,432 votes to Abstain, and 4,983,266 Broker Non-Votes.
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
Dated: June14, 2007

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