Form 10-Q
period 2007-07-31
VERMONT PURE HOLDINGS LTD/DE
filed 2007-09-14
CIK 1123316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended July 31, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding at
Class	September 5, 2007
Common Stock, $.001 Par Value	21,620,605

VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

Page Number
Part I — Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of July 31, 2007 and October 31, 2006 (unaudited)	3

Condensed Consolidated Statements of Income for the Three and Nine Months Ended July 31, 2007 and 2006 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Three and Nine Months ended July 31, 2007 and 2006 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6-12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20-21

Item 4. Controls and Procedures	21-22

Part II — Other Information

Item 1. Legal Proceedings	23

Item 1a. Risk Factors	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23-24

Item 3. Defaults Upon Senior Securities	24

Item 4. Submission of Matters to a Vote of Security Holders	24

Item 5. Other Information	24

Item 6. Exhibits	24-25

Signature	26
EX-10.1 First Amendment to the Credit Agreement dated April 5, 2005
EX-10.2 Second Amendment to the Credit Agreement dated April 5, 2005
EX-10.3 Third Amendment to the Credit Agreement dated April 5, 2005
EX-10.4 First Amendment to the Lease of Buildings and Grounds in Watertown, Connecticut
EX-31.1 Certification of Chief Executive Officer pursuant to Section 302
EX-31.2 Certification of Chief Financial Officer pursuant to Section 302
EX-32.1 Certification of Chief Executive Officer pursuant to Section 906
EX-32.2 Certification of Chief Financial Officer pursuant to Section 906

VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	October 31,
	2007	2006
	(unaudited)	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$245,762	$2,120,111
Accounts receivable — net	7,626,788	7,212,054
Inventories	1,570,253	1,192,286
Current portion of deferred tax asset	683,509	683,509
Other current assets	1,352,863	884,031
Unrealized gain on derivatives	77,837	134,737

TOTAL CURRENT ASSETS	11,557,012	12,226,728

PROPERTY AND EQUIPMENT — net of accumulated depreciation	10,857,666	10,718,834

OTHER ASSETS:
Goodwill	54,427,890	54,421,662
Other intangible assets — net of accumulated amortization	2,825,300	3,197,575
Other assets	260,513	770,212

TOTAL OTHER ASSETS	57,513,703	58,389,449

TOTAL ASSETS	$79,928,381	$81,335,011

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Line of credit	$47,273	$—
Current portion of long term debt	3,308,978	3,583,564
Accounts payable	2,109,733	2,005,283
Accrued expenses	2,989,614	3,414,036
Current portion of customer deposits	750,458	706,401

TOTAL CURRENT LIABILITIES	9,206,056	9,709,284

Long term debt, less current portion	31,604,167	33,875,000
Deferred tax liability	3,233,228	3,233,228
Customer deposits	2,918,857	2,828,208

TOTAL LIABILITIES	46,962,308	49,645,720

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock — $.001 par value, 50,000,000 authorized shares 21,800,555 issued and 21,635,705 outstanding shares as of July 31, 2007 and 21,747,572 issued and 21,608,922 outstanding as of October 31, 2006	21,801	21,747
Additional paid in capital	58,307,395	58,220,887
Treasury stock, at cost, 164,850 shares as of July 31, 2007 and 138,650 shares as of October 31, 2006	(420,285)	(369,662)
Accumulated deficit	(24,980,901)	(26,260,341)
Accumulated other comprehensive income, net of tax	38,063	76,660

TOTAL STOCKHOLDERS’ EQUITY	32,966,073	31,689,291

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$79,928,381	$81,335,011

See notes to the condensed consolidated financial statements.

VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three months ended July 31,		Nine months ended July 31,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
NET SALES	$17,107,306	$16,520,746	$48,086,185	$46,374,976

COST OF GOODS SOLD	7,168,897	6,666,507	20,910,196	19,541,550

GROSS PROFIT	9,938,409	9,854,239	27,175,989	26,833,426

OPERATING EXPENSES:
Selling, general and administrative expenses	7,241,166	7,239,648	20,761,522	20,739,928
Advertising expenses	713,476	365,354	1,231,396	855,485
Amortization	213,513	223,021	630,904	649,808
(Gain) loss on disposal of property and equipment	1,085	(55,991)	(14,267)	(67,696)

TOTAL OPERATING EXPENSES	8,169,240	7,772,032	22,609,555	22,177,525

INCOME FROM OPERATIONS	1,769,169	2,082,207	4,566,434	4,655,901

OTHER EXPENSE:
Interest	(818,088)	(841,949)	(2,442,883)	(2,417,187)
Miscellaneous	—	750,000	—	750,000

TOTAL OTHER EXPENSE	(818,088)	(91,949)	(2,442,883)	(1,667,187)

INCOME BEFORE INCOME TAXES	951,081	1,990,258	2,123,552	2,988,714

INCOME TAX EXPENSE	(374,284)	(738,418)	(844,112)	(1,197,180)

NET INCOME	$576,797	$1,251,840	$1,279,440	$1,791,534

NET INCOME PER SHARE — BASIC:	$0.03	$0.06	$0.06	$0.08

NET INCOME PER SHARE — DILUTED:	$0.03	$0.06	$0.06	$0.08

WEIGHTED AVERAGE SHARES USED IN COMPUTATION — BASIC	21,625,571	21,645,384	21,626,220	21,633,440

WEIGHTED AVERAGE SHARES USED IN COMPUTATION — DILUTED	21,626,050	21,645,384	21,626,220	21,633,440

See notes to the condensed consolidated financial statements.

VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended July 31,
	2007	2006
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,279,440	$1,791,534
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,049,752	2,956,150
Bad debt provision	240,381	205,355
Amortization	630,904	649,808
Non cash interest expense	77,911	77,911
Gain on disposal of property and equipment	(14,267)	(67,696)
Non cash compensation	—	14,064
Changes in assets and liabilities:
Accounts receivable	(655,115)	(694,691)
Inventories	(377,967)	(168,018)
Other current assets	37,714	(199,676)
Other assets	3,153	—
Accounts payable	104,450	(651,797)
Customer deposits	134,707	40,088
Accrued expenses	(406,119)	852,346

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,104,944	4,805,378

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,202,249)	(2,685,531)
Proceeds from sale of property and equipment	68,092	154,582
Cash used for acquisitions	(290,540)	(363,682)

NET CASH USED IN INVESTING ACTIVITIES	(3,424,697)	(2,894,631)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	2,610,970	772,973
Payments on line of credit	(2,563,697)	(772,973)
Proceeds from long term debt	13,678	—
Principal payments on long term debt	(2,651,486)	(2,454,250)
Purchase of treasury stock	(50,623)	(71,260)
Sale of common stock	86,562	133,431

NET CASH USED IN FINANCING ACTIVITIES	(2,554,596)	(2,392,079)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,874,349)	(481,332)

CASH AND CASH EQUIVALENTS — Beginning of period	2,120,111	1,895,810

CASH AND CASH EQUIVALENTS — End of period	$245,762	$1,414,478

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION, EXCLUDING NON-CASH FINANCING AND INVESTING ACTIVITIES
Cash paid for interest	$2,401,476	$2,386,344

Cash paid for income taxes	$708,305	$78,758

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Notes payable issued in acquisitions	$104,300	$—

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

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. The fair value option established will permit all entities to choose to measure eligible items at fair value at specified election dates. An entity shall record unrealized gains and losses on items for which the fair value option has been elected through net income in the statement of operations at each subsequent reporting date. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, which is fiscal year 2009 for the Company. The Company is currently reviewing the impact, if any, that this new accounting standard will have on their financial statements.
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

In April 1998, the Company’s shareholders approved the 1998 Incentive and Non-Statutory Stock Option Plan. In April 2003, the Company’s shareholders approved an increase in the authorized number of shares to be issued under its 1998 Incentive and Non-Statutory Stock Option Plan from 1,500,000 to 2,000,000. This plan provides for issuances of options to purchase the Company’s common stock under the administration of the compensation committee of the Board of Directors. The intent of the plan is to reward options to officers, employees, directors, and other individuals providing services to the Company.

In April 2004, the Company’s shareholders approved the 2004 Stock Incentive Plan (the “2004 Plan”). The plan provides for issuances of awards of up to 250,000 restricted or unrestricted shares of the Company’s common stock, or incentive or non-statutory stock options to purchase such common stock. Of the total amount of shares authorized under this plan, 149,000 option shares are outstanding, 26,000 restricted shares have been granted, and 75,000 shares are available for grant at July 31, 2007.

The options issued under the plans generally vest in periods up to five years based on the continuous service of the recipient and have 10 year contractual terms. Share awards generally vest over one year. Option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the plan).

There was no activity related to stock options and outstanding stock option balances or other equity based compensation during the nine months ended July 31, 2007. The Company did not grant any equity based compensation during the nine months ended July 31, 2006.

The following table summarizes information pertaining to outstanding stock options, all of which are exercisable, as of July 31, 2007:

		Weighted
		Average	Weighted	Intrinsic
Exercise	Outstanding	Remaining	Average	Value
Price	Options	Contractual	Exercise	as of
Range	(Shares)	Life	Price	July 31, 2007

$1.80 - $2.60	299,500	5.9	$2.36	$—
$2.81 - $3.38	350,000	3.1	3.25	—
$3.50 - $4.25	70,000	3.0	3.99	—
$4.28 - $4.98	5,000	4.4	4.98	—

	724,500		$2.96	$—

Since all outstanding stock options were fully vested as of July 31, 2007 there was no unrecognized share based compensation related to unvested options as of that date. There were 32,687 shares with a weighted average exercise price of $2.81 that expired during the three and nine month periods ended July 31, 2007. The Company recognized $1,136 as compensation related to vested options during the nine months ended July 31, 2006. All incentive and non-qualified stock option grants had an exercise price equal to the market value of the underlying common stock on the date of grant.
Employee Stock Purchase Plan
On June 15, 1999 the Company’s stockholders approved the Vermont Pure Holdings, Ltd. 1999 Employee Stock Purchase Plan (“ESPP”). On January 1, 2001, employees commenced participation in the plan. The total number of shares of common stock issued under this plan during the nine months ended July 31, 2007 was 52,983 for proceeds of $86,562.
The total number of shares of common stock issued under this plan during the nine months ended July 31, 2006 was 97,047 for proceeds of $150,743.
On March 29, 2007 the Company’s stockholders approved an increase in the number of shares available under the plan from 500,000 to 650,000 shares. Effective January 1, 2006, ESPP shares are granted at 95% of the fair market value at the last day of the offering period. Prior to that, ESPP shares were granted at 85% of the fair market value at the lower of the first or last day of the offering period.
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

On July 5, 2007 the Company entered into an interest rate hedge agreement (the “July 2007 Swap”) in conjunction with an amendment to its Credit Agreement with Bank of America (see footnote 8). The swap was structured to fix the interest rate on 75% of the Term Loan, as amended on the same date, taking into account the hedge entered into on May 3, 2005 (the “May 2005 Swap”) when the Credit Agreement was originally executed. The Credit Agreement requires that the Company fix the interest rate on not less than 75% of its term debt for the life of the loan. The July 2007 swap fixes the interest rate at 7.73% (5.98%, plus the applicable margin, 1.75%) for the term facility at July 31, 2007

The May 2005 Swap fixed the interest rate at 6.41% (4.66%, plus the applicable margin, 1.75%) for the term facility at July 31, 2007, and amortizes concurrently with the loan principal to fix the interest rate with respect to 75% of the outstanding principal prior to the July 5, 2007 amendment. In addition to the July 2007 and May 2005 Swaps, the Company had another swap (the “Original Swap”), in the notional amount of $10 million and a fixed rate of 1.74%, plus the applicable margin, that matured in June 2006. When the Original Swap matured in June 2006 the balance of the May 2005 Swap increased to hedge 75% of the term loan, prior to the July 5 2007 amendment, on an amortizing basis. As of July 31, 2007, the total notional amount committed to swap agreements was $15.6 million. On that date, the variable rate on the remaining 25% of the term debt was 7.07%. Based on the floating rate for respective nine month period ended July 31, 2007 and 2006, the Company paid $83,000 and $173,000 less in interest, respectively, than it would have without the swaps.

These swaps are considered cash flow hedges under SFAS No. 133 because they are intended to hedge, and are effective as a hedge, against variable cash flows. As a result, the changes in the fair values of the derivatives, net of tax, are recognized as comprehensive income or loss until the hedged item is recognized in earnings.

5.	COMPREHENSIVE INCOME

The following table summarizes comprehensive income for the respective periods:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006
Net income	$576,797	$1,251,840	$1,279,440	$1,791,534
Other comprehensive income (loss):
Unrealized gain (loss) on derivatives designated as cash flow hedges — net of tax	(8,640)	(16,114)	(38,597)	26,114

Comprehensive income	$568,157	$1,235,726	$1,240,843	$1,817,648

6.	INVENTORIES

Inventories consisted of the following at:

	July 31,	October 31,
	2007	2006
Finished Goods	$1,382,773	$1,057,580
Raw Materials	187,480	134,706

Total Inventories	$1,570,253	$1,192,286

7.	INCOME PER SHARE AND WEIGHTED AVERAGE SHARES

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

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2007	2006	2007	2006
Net Income	$576,797	$1,251,840	$1,279,440	$1,791,534
Denominator:
Basic Weighted Average Shares Outstanding	21,625,571	21,645,384	21,626,220	21,633,440
Dilutive effect of Stock Options	479	—	—	—

Diluted Weighted Average Shares Outstanding	21,626,050	21,645,384	21,626,220	21,633,440

Basic Income Per Share	$.03	$.06	$.06	$.08

Diluted Income Per Share	$.03	$.06	$.06	$.08

There were 724,500 and 757,187 options outstanding as of July 31, 2007 and 2006, respectively. For the nine month period ended July 31, 2007 there were no options used to calculate the effect of dilution because all of the outstanding options’ exercise prices exceeded the market price of the underlying common shares. For the three months ended July 31, 2007, there were 20,000 options used to calculate the effect of dilution and 704,500 options not included in the dilution calculation because the options’ exercise prices exceeded the market price of the underlying common shares. For the three month and nine month periods ended July 31, 2006, there were no options used to calculate dilution because all of the options’ exercise price exceeded the market price of the underlying common shares.

8.	DEBT

On July 5, 2007 the Company amended its credit agreement with Bank of America dated April 5, 2005. The amendment changed the Acquisition Loan Termination Date and Revolving Credit Loan Maturity Date to April 5, 2010 from April 5, 2008 and extended the Term Loan Maturity Date to January 5, 2014. In conjunction with the extension of the maturity date, the monthly amortization amount on the Term Loan was fixed at $270,833 for the duration of the loan. Prior to the amendment, the Term Loan Maturity Date was May 5, 2012 and the remaining amortization was scheduled to be monthly amounts, increasing from year to year, ranging from $312,500 to $395,833. In addition, the amendment makes up to $3,000,000 available from the Revolving Credit Loan for repurchase of Company stock or for repayment of subordinated debt and $2,200,000 available from the acquisition loan for installation of solar panels for electricity generation at the Company’s facility in Watertown, CT. The amendment has provisions for amortization of the additional borrowed amounts over the remaining life of the loans starting approximately two years after disbursement. It also alters some of the financial covenant calculations to provide for the additional borrowing.

As of July 31, 2007 the Company had an outstanding balance of $47,000 on its revolving line of credit with Bank of America. There was no balance on the acquisition line of credit and $1,385,000 outstanding in letters of credit on the revolving line of credit. As of July 31, 2007, there was $7,500,000 and $2,992,000 available on the acquisition and revolving lines of credit, respectively.

As of July 31, 2007, the Company had approximately $5.3 million of debt subject to variable interest rates. Under the senior credit agreement with Bank of America, interest is paid at a rate of LIBOR plus a margin of 1.75% on term debt and 1.50% on the line of credit resulting in variable interest rates of 7.07% and 6.82%, respectively at July 31, 2007. In addition, as of July 31, 2007 the Company had $20,854,000 of senior term debt outstanding under the credit agreement.

The Company’s Loan and Security agreement requires the Company to be in compliance with certain financial covenants at the end of each fiscal quarter. The covenants include senior debt service coverage as defined of greater than 1.25 to 1, total debt service coverage as defined of greater than 1 to 1, and senior debt to EBITDA of greater than 2.50 to 1.

Due to higher than usual unfinanced capital expenditures in the fourth quarter of fiscal 2006 and higher cash taxes in 2007, as of July 31, 2007, the Company was not in compliance with two of the financial covenants of its senior credit facility, senior debt service coverage (which was 1.18) and total debt service coverage (which was 0.88). Bank of America waived compliance with these covenants, and we expect to be in compliance with them in the future.

As of July 31, 2007, the Company had $14,000,000 of subordinated debt outstanding bearing an interest rate of 12%.
9.	GOODWILL AND OTHER INTANGIBLE ASSETS

Major components of intangible assets at July 31, 2007 and October 31, 2006 consisted of:

	July 31, 2007		October 31, 2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable Intangible
Assets:
Customer Lists and Covenants Not to Compete	$5,477,663	$3,013,035	$5,141,123	$2,383,443
Other Intangibles	555,261	194,589	633,172	193,277

Total	$6,032,924	$3,207,624	$5,774,295	$2,576,720

Amortization expense for the three month periods ending July 31, 2007 and 2006 was $213,513 and $223,021, respectively. Amortization expense for the nine month periods ending July 31, 2007 and 2006 was $630,904 and $649,808, respectively.

The changes in the carrying amount of goodwill for the nine month period ending July 31, 2007 are as follows:

Balance as of October 31, 2006	$54,421,662
Goodwill acquired during the year	11,479
Goodwill disposed of during the year	(5,251)

Balance as of July 31, 2007	$54,427,890

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
Results of Operations
Overview and Trends
Net income in the third quarter and first nine months was lower than the third quarter and first nine months of 2006. The decrease, which was expected, reflects the non-recurrence of a legal settlement received in the third quarter of 2006 and increased advertising costs in the third quarter of 2007.
Our core products, water and equipment rentals continue to grow modestly from quarter to quarter, with other sales declining somewhat. We anticipate that increased advertising will create more brand awareness and market demand in some of our larger markets of the long term to increase the growth of our core products. We expect single serve coffee products to continue to have the highest sales growth but at a lower rate than in the past. The lower growth rate is a consequence of a maturing product lifecycle for single serve coffee products in our market area.
We are out of compliance with two of our bank covenants at the end of the third quarter. Bank of America waived these covenants for the quarter and we expect lower unfinanced capital expenditures and modified loan amortization to bring us back into compliance by the end of fiscal year 2007. We expect to pay down more than $3 million a year in debt in the coming years.
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
Results of Operations for the Three Months Ended July 31, 2007 (Third Quarter) Compared to the Three Months Ended July 31, 2006
Sales
Sales for the three months ended July 31, 2007 were $17,107,000 compared to $16,521,000 for the corresponding period in 2006, an increase of $586,000, or 4%. The increase was primarily the result of water and coffee and related sales. Net of acquisitions completed subsequent to the third quarter of fiscal year 2006, sales increased $471,000, or 3%, from a year ago.
The comparative breakdown of sales of the product lines for the respective three month periods ended July 31, 2007 and 2006 is as follows:

Product Line	2007	2006	Difference	% Diff.
(000’s $)
Water	$8,096	$7,808	$288	4%
Coffee and Related	4,608	4,190	418	10%
Equipment Rental	2,296	2,227	69	3%
Other	2,107	2,296	(189)	(8%)

Total	$17,107	$16,521	$586	4%
Water — The increase in sales related to acquisitions was $83,000, or 1% of sales. Net of acquisitions, volume decreased 1% and average selling price increased 4%.
Coffee and Related Products — The increase was attributable to increased volume of all products in this category but primarily to the growth of single serve coffee, which grew 25%, to $1,870,000 in the third quarter of 2007 compared to $1,493,000 in the same period in fiscal year 2006. Acquisitions had no significant effect on the sales increase in coffee from year to year.
Equipment Rental — The increase in equipment rental revenue was due to an increase in equipment placements which rose 3% during the third quarter of 2007 compared the same period of 2006. Average selling prices did not change substantially in the third quarter of 2007 compared to the same period in the prior year. Acquisition revenue did not have a material affect on rental revenue.
Other — The decrease in other revenue was primarily attributable to higher miscellaneous price adjustments, coupons and discounts, and deposit adjustments, despite a 12% increase in sales of other products such as soft drinks, single serve water, cups, and vending items.

Gross Profit/Cost of Goods Sold — For the three months ended July 31, 2007, gross profit increased $84,000, or 1%, to $9,938,000 from $9,854,000 for the comparable period in 2006. As a percentage of sales, gross profit decreased to 58% in the third quarter of 2007 from 60% in 2006. The decrease in gross profit, in dollars and as a percentage of sales, was attributable to the decrease in other sales.
Operating Expenses and Income from Operations
Total operating expenses increased to $8,169,000 in the third quarter of 2007 from $7,772,000 in the comparable period in 2006, an increase of $397,000, or 5%.
Selling, general and administrative (SG&A) expenses of $7,242,000 in the third quarter of 2007 were substantially the same as $7,241,000 in the comparable period in 2006. Of total SG&A expenses, route distribution costs increased $155,000, or 5%; selling costs decreased $49,000, or 6%; and administration costs decreased $105,000, or 3%. The increase in route expenses was primarily related to higher labor related costs attributable to sales volume increases of coffee and related products. Selling costs decreased as a result of reduced staffing. The decrease in administrative costs was attributable to lower legal expenses.
Advertising expenses were $713,000 in the third quarter of 2007 compared to $365,000 in the third quarter of 2006, an increase of $348,000, or 95%. The increase in advertising costs is related to an advertising campaign in southern New England comprised of radio, billboards, and distribution of samples to increase brand awareness.
Amortization was $214,000 in the third quarter of 2007, a $9,000, or 4%, decrease from $223,000 in the comparable quarter in 2006. Amortization is attributable to intangible assets that were acquired as part of acquisitions in recent years.
Income from operations for the three months ended July 31, 2007 was $1,769,000 compared to $2,082,000 in the comparable period in 2006, a decrease of $313,000, or 15%. The decrease was a result of higher operating costs primarily related to an increase in advertising.
Interest, Taxes, and Other Expenses
Interest expense was $818,000 for the three months ended July 31, 2007 compared to $842,000 in the three months ended July 31, 2006, a decrease of $24,000, or 3%. Lower interest costs were primarily a result of lower outstanding debt despite slightly higher interest rates.
In the third quarter of 2006 we recorded $750,000 as other income related to the settlement of a legal case. There was no other income in the third quarter of 2007.
The tax expense for the third quarter of fiscal year 2007 was $374,000 and was based on the expected effective tax rate of 40%. We recorded a tax expense of $738,000 related to income from operations in the third quarter of fiscal year 2006 based on an effective tax rate of 37%. The lower effective tax rate in the third quarter of 2006 was a result of reassessing our state tax rate midway through the fiscal year and determining that it had decreased. Income before income taxes was $951,000 for the three months ended July 31, 2007 compared to income before income taxes of $1,990,000 in the corresponding period in 2006, a decrease of $1,039,000. The decrease was attributable to the legal settlement recorded in 2006 and higher advertising costs in 2007.

Net Income
Net income of $577,000 for the three months ended July 31, 2007 decreased from net income of $1,252,000 in the corresponding period in 2006, a decrease of $675,000, or 54%. The decrease primarily reflects higher advertising costs in 2007 compared to the same period in fiscal year 2006 as well the legal settlement made in the third quarter of 2006.
Results of Operations for the Nine Months Ended July 31, 2007 Compared to the Nine Months Ended July 31, 2006
Sales
Sales for the first nine months of 2007 were $48,086,000 compared to $46,375,000 for the first nine months of 2006, an increase of $1,711,000 or 4%. Net of acquisitions, sales increased, $1,335,000, or 3%, over the first nine months in the prior year.
The comparative breakdown of sales of the product lines for the first nine months of 2007 and 2006 is as follows:

Product Line	2007	2006	Difference	% Diff.
(in 000’s $)
Water	$21,866	$21,306	$560	3%
Coffee and Related	14,405	12,920	1,485	11%
Equipment Rental	6,858	6,740	118	2%
Other	4,957	5,409	(452)	(8%)

Total	$48,086	$46,375	$1,711	4%
Water — Water sales increased primarily as a result of higher average selling prices and acquisitions. Average selling price increased 3%. Net of acquisitions, total water sales increased 2%. Before considering the increase from acquisitions volume decreased 1%
Coffee and Related Products — The increase in sales was attributable to increased volume of all products in this category but primarily to the growth of single serve coffee, which grew 25%, to $5,793,000 in the first half of fiscal year 2007 compared to $4,639,000 in the same period in fiscal year 2006. Coffee sales were not materially influenced by acquisitions in the first nine months of 2007.
Equipment Rental — Equipment rental increased as a result of water cooler placements and rental of single serve coffee equipment. Average price decreased 1% and placements increased 3%. Equipment rental has been substantially unaffected by acquisitions in the first nine months of fiscal year 2007.
Other — Other revenue decreased as a result of a change of approximately $201,000 in the estimate of container deposit liability brought about by the loss of a customer as well as higher miscellaneous discounts. Otherwise, sales of other products such as soft drinks, single serve water, cups, and vending items increased 7%.

Gross Profit/Cost of Goods Sold
Gross profit increased $343,000, or 1%, to $27,176,000 for the first nine months of 2007 from $26,833,000 for the first nine months of 2006. The increase in gross profit was attributable to higher sales. As a percentage of sales, gross profit decreased 1% from the first nine months of 2006 compared to the same period in 2007. The decrease in gross profit, as a percentage of sales, was attributable to a change in product sales mix as well as a higher container return charge in the second quarter. Product mix was influenced by higher volume growth of single serve coffee which has a lower profit margin than water and traditional coffee products.
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
Income from Operations/Operating Expenses
Total operating expenses in the first nine months of 2007 were $22,610,000 compared to $22,178,000 for the comparable period in fiscal 2006, an increase of $432,000.
Selling, general and administrative (SG&A) expenses were $20,762,000 and $20,740,000 for the first nine months of 2007 and 2006, respectively, an increase of $22,000. Of total SG&A expenses, route distribution costs increased $162,000, primarily because of higher labor related costs attributable to sales volume increases. Selling costs decreased $286,000, or 13% as a result of decreased sales staffing. Administration costs increased $145,000, or 2%, as a result of higher legal, accounting, and computer-related expenses. Included in SG&A expenses for the first nine months of the respective fiscal years, total direct distribution related costs increased to $10,165,000 in fiscal year 2007 from $10,003,000 in fiscal year 2006.
Advertising expenses were $1,231,000 in the first nine months of 2007 compared to $855,000 in the first nine months of 2006, a increase of $376,000, or 44%. The increase in advertising costs is related to higher print advertising, advertising production and an advertising campaign in southern New England comprised of radio, billboards, and distribution of samples to increase brand awareness.
Amortization decreased to $631,000 in the first nine months of 2007 from $650,000 in the first nine months of 2006, a decrease of $19,000, or 3%. The decrease is attributable lower amortization of non-compete agreements and customer lists from recent small acquisitions than in the previous year.
Income from operations for the first nine months of 2007 was $4,566,000 compared to $4,656,000 in the first nine months of 2006, a decrease of $90,000 or 2%. The decrease was a result of higher operating costs primarily attributable to advertising.

Interest, Taxes, and Other Expenses
Interest expense was $2,443,000 for the first nine months of 2007 compared to $2,417,000 in the first nine months of 2006, a decrease of $26,000, or 1%. Higher interest costs were primarily a result of higher market interest rates and fixing an additional amount of senior debt at a rate higher than short term rates that more than offset lower outstanding debt.
In 2006, we recorded $750,000 as other income related to the settlement of a legal case. There was no other income in the third quarter of 2007.
Income tax expense of $844,000 for the first nine months of 2007 is a decrease of $353,000 from tax expense of $1,197,000 for the same period a year ago. The tax expense was determined by using an annual effective tax rate of 40% for fiscal year 2007 and 41% for fiscal year 2005, which represents the estimated federal and state income tax expense for the respective years. The effective tax rates were calculated by estimating the federal tax liability, combined with the pertinent taxes in the states in which we operate and non-deductible permanent items, for the full fiscal year. The decrease in the effective tax rate from the first nine months of 2006 to the first nine months of 2007 was primarily a result of a shift in earnings in states with lower effective rates and the effect of domestic production activity deduction.
Net Income
Net income of $1,279,000 for the nine months of 2007 represented a decrease of $513,000 from net income of $1,792,000 in the first nine months of 2006. The decrease in net income in the first nine months of 2007 as compared to the first nine months of 2006 is attributable to the legal settlement that occurred in 2006.
Liquidity and Capital Resources
On July 5, 2007 we amended our credit agreement with Bank of America dated April 5, 2005. The amendment changed the Acquisition Loan Termination Date and Revolving Credit Loan Maturity Date to April 5, 2010 from April 5, 2008 and extended the Term Loan Maturity Date to January 5, 2014. In conjunction with the extension of the maturity date, the monthly amortization amount on the Term Loan was fixed at $270,833 for the duration of the loan. Prior to the amendment, the Term Loan Maturity Date was May 5, 2012 and the remaining amortization was scheduled to be monthly amounts, increasing from year to year, ranging from $312,500 to $395,833. In addition, the amendment makes up to $3,000,000 available from the Revolving Credit Loan for repurchase of our stock or for repayment of subordinated date and $2,200,000 available from the acquisition loan for installation of solar panels for electric generation at the Company’s facility in Watertown, CT. The amendment has provisions for amortization of the additional borrowed amounts over the remaining life of the loans starting approximately two years after disbursement. It also alters some of the financial covenant calculations to provide for the additional borrowing.
As of July 31, 2007 we had an outstanding balance of $47,000 on the revolving line of credit with Bank of America. There was no balance on the acquisition line of credit and $1,385,000 outstanding in letters of credit on the revolving line of credit. As of July 31, 2007, there was $7,500,000 and $2,992,000 available on the acquisition and revolving lines of credit, respectively.

On July 5, 2007 we entered into an interest rate hedge agreement (the “July 2007 Swap”) in conjunction with the amendment to our Credit Agreement with Bank of America. The swap was structured to fix the interest rate on 75% of the Term Loan, as amended on the same date, taking into account the hedge entered into on May 3, 2005 (the “May 2005 Swap”) when the Credit Agreement was executed. The Credit Agreement requires that we fix the interest rate on not less than 75% of our term debt for the life of the loan. The July 2007 swap fixes the interest rate at 7.73% (5.98%, plus the applicable margin, 1.75%) for the term facility at July 31, 2007. The May 2005 Swap fixes the interest rate at 6.41% (4.66%, plus the applicable margin, 1.75%) for the term facility at July 31, 2007.
As of July 31, 2007, we had approximately $5.3 million of debt subject to variable interest rates. Under the senior credit agreement with Bank of America, interest is paid at a rate of LIBOR plus a margin of 1.75% on term debt and 1.50% on the line of credit resulting in variable interest rates of 7.07% and 6.82%, respectively at July 31, 2007. In addition, as of July 31, 2007 we had $20,854,000 of senior term debt outstanding under the credit agreement.
Our credit facility requires that we be in compliance with certain financial covenants at the end of each fiscal quarter. The covenants include senior debt service coverage as defined of greater than 1.25 to 1, total debt service coverage as defined of greater than 1 to 1, and senior debt to EBITDA as defined of no greater than 2.5 to 1. As of July 31, 2007, our senior debt service and total debt service covenants were 1.18 to 1 and .88 to 1, respectively. As a result we were out of compliance with those covenants. We were in compliance with the senior debt to EBITDA covenant. Bank of America waived the noncompliance.
We were out of compliance with the two covenants because of higher than usual unfinanced capital spending in the fourth quarter of 2006 and higher cash taxes in 2007. We expect that with lower unfinanced capital expenditures in the future, as well as the stable principal repayment schedule afforded by the amendment to our credit agreement, we will be in compliance with these covenants in the future.
As of July 31, 2007, we had working capital of $2,351,000 compared to $2,517,000 as of October 31, 2006, a decrease of $166,000. The decrease in working capital was primarily attributable to the use of cash during the period for capital expenditures, acquisitions and term debt reduction. Working capital was reduced by the current portion of long term debt being increased based on the term debt amortization schedule and working capital increased as a result of a reclassification of a $500,000 note receivable to current assets. In addition, cash was used to increase inventory and reduce accrued expenses, net of an increase in accounts payable. As a result, net cash provided by operating activities decreased $700,000 to $4,105,000 from $4,805,000.
As mentioned above, we use cash provided by operations to repay debt and fund capital expenditures. In the first nine months of fiscal year 2007, we used $2,521,000 for scheduled repayments of our term debt under our bank facility and $131,000 for repayment to sellers for financed acquisitions. In addition we used $3,202,000 for capital expenditures and $291,000 for acquisitions made in the first half of 2007. Capital expenditures included routine expenditure for coolers, brewers, bottles and racks related to home and office distribution as well as bottling equipment.
The net deferred tax liability at July 31, 2007 represents temporary timing differences, primarily attributable to depreciation and amortization, between book and tax calculations. We have used substantially all of our federal net operating loss carryforwards and will have to fund our tax liabilities with cash in the current fiscal year and in the future.
In addition to our senior and subordinated debt commitments, we have significant future cash commitments, primarily in the form of operating leases that are not reported on the balance sheet. The following table sets forth our contractual commitments in future fiscal years:

	Payment due by fiscal year
		Remainder
Contractual Obligations	Total	of 2007	2008-2009	2010-2011	After 2011
Debt	$34,960,000	$860,000	$6,558,000	$6,500,000	$21,042,000
Interest on Debt (1)	16,652,000	756,000	5,573,000	4,713,000	5,610,000
Operating Leases	10,798,000	718,000	4,906,000	2,739,000	2,435,000

Total	$62,410,000	$2,334,000	$17,037,000	$13,952,000	$29,087,000

(1)	Interest based on 75% of outstanding senior debt at the hedged interest rate discussed above, 25% of outstanding senior debt at a variable rate of 7.07%, and subordinated debt at a rate of 12%.
We have no other material contractual obligations or commitments.
Inflation has had no material impact on our performance.
Item 3. Quantitative and Qualitative Disclosures about Market Risks
Market risks relating to our operations result primarily from changes in interest rates and commodity prices.
Interest Rate Risks
At July 31, 2007, we had approximately $5,213,000 of long-term debt on our term facility and $47,000 on our revolving line of credit subject to variable interest rates. Under the credit agreement with Bank of America, we pay interest at a rate of LIBOR plus a margin of 1.75%, or 7.07% on the term debt and LIBOR plus 1.5%, or 6.82%, on the revolving line of credit. A hypothetical 100 basis point increase in the LIBOR rate would result in an additional $52,000 of interest expense on an annualized basis. Conversely, a decrease would result in a proportionate interest cost savings.
Our credit agreement requires that we fix the interest rate on 75% of our term debt for the life of the loan. We have accomplished this with a swap agreement that fixes the interest rate at 4.66%, plus the applicable margin, 1.75% and another that fixes the interest rate at 5.98%, plus the applicable margin, 1.75% at July 31, 2007. The two swaps combine to amortize concurrently with the loan principal to fix the interest rate with respect to 75% of the outstanding principal. As of July 31, 2007, the total notional amount committed to swap agreements was $15,640,000.

As of July 31, 2007, the rates under our swap agreements, when aggregated, were favorable to the market. We will continue to evaluate swap rates as the market dictates. They serve to stabilize our cash flow and expense but ultimately may cost more or less in interest than if we had carried all of our debt at a variable rate over the swap term. To date we have fixed rates as required by our credit agreement with the bank. Future low rates may compel us to fix a higher portion to further stabilize cash flow and expenses as we monitor short and long term rates and debt balances.
Commodity Price Risks
Coffee
The cost of our coffee purchases are dictated by commodity prices. As of July 31, 2007, we purchased coffee at fixed price contracts with our vendors. We enter into contracts to mitigate market fluctuation of these costs by fixing the price for certain periods. As of July 31, 2007, we had fixed the price of our anticipated supply through December 2007 at a “green” price of $1.06 - $1.17 per pound. We are not insulated from price fluctuations beyond that date. At our existing sales levels, an increase in pricing of $.10 per pound would increase our total cost for coffee $120,000 annually. In this case, competitors that had fixed pricing might have a competitive advantage.
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

Changes in Internal Control over Financial Reporting
During the six months ended July 31, 2007, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information
Item 1. Legal Proceedings
There have been no material developments in our legal proceedings since they were disclosed in Form 10-K for the period ending October 31, 2006.
Item 1A. Risk Factors
Recent initiatives have taken place in several major cities regarding bottled water, principally the smaller sizes sold in stores to retail consumers. Regulations have been proposed in some localities that would ban the use of bottled water in municipal buildings, enact local taxes on bottled water, and limit the sale by municipalities of water supplies to private companies for resale. These actions are purportedly designed to discourage the use of bottled water due in large part to concerns about the environmental effects of producing and discarding large numbers of plastic bottles. In developing these stories, local and national media have reported on the growth of the bottled water industry and on the pros and cons of consuming bottling water as it relates to solid waste disposal and energy consumption in manufacturing.
We believe that the adverse publicity associated with these reports is generally aimed at the retail, small bottle segment of the industry that is now a minimal part of our business, and that our customers can readily distinguish our products from the retail bottles that are currently the basis for concern in some areas. Our home and office water customers typically buy their water in reusable five-gallon containers that are placed on coolers and are reused many times. In addition, we continue to take steps to “green” our business by means of as solar electricity generation, high efficiency lighting, no-idling and other driving policies, and the use of biodiesel.
While we believe that to date we have not directly experienced any adverse effects from these concerns, and that our products are sufficiently different from those under scrutiny, there is no assurance that adverse publicity about any element of the bottled water industry will not affect consumer behavior by discouraging buyers from buying bottled water products generally. In that case, our sales and other financial results could be adversely affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table summarizes the stock repurchases, by month, that were made during the period.

			Total Number of	Maximum
			Shares	Number of
			Purchased as	Shares that May
	Total Number of		Part of a Publicly	Yet be Purchased
	Shares	Average Price	Announced	Under the
	Purchased	Paid per Share	Program (1)	Program (1)
May 1-31	14,200	$1.91	14,200	165,400
June 1-3	5,900	$1.92	5,900	159,500
July 1-31	2,800	$1.90	2,800	156,700

Total	22,900	$1.90	22,900

(1)	On June 16, 2006 we announced a program to repurchase up to 250,000 shares of our common stock at the discretion of management. There is no expiration date for the program and the share limit may not be reached.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
On September 5, 2007 we filed Form 8-K describing the amendment to our lease of the facility at 1050 Buckingham St. In the disclosure, we reported the annual rent payments for Years 4-5 of the extended term of the lease totaled $475,521. Recently, it has come to our attention that the total annual rent for Years 4-5 of the extended term of the lease is $470,521. Although the error is immaterial to our operations and financial results, we are herby correcting it.
Item 6. Exhibits

Exhibit
Number	Description

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit B to Appendix A to our registration statement on Form S-4, File No. 333-45226, filed with the SEC on September 6, 2000)

3.2	Certificate of Amendment of Certificate of Incorporation (Incorporated by reference to Exhibit 4.2 of our current report on Form 8-K, filed with the SEC on October 19, 2000)

3.3	By-laws, as amended (Incorporated by reference to Exhibit 3.3 to our quarterly report on Form 10-Q, filed with the SEC on September 14, 2001)

Exhibit
Number	Description

10.1	First Amendment to the Credit Agreement dated April 5, 2005 with Bank of America and Bank of America

10.2	Second Amendment to the Credit Agreement dated April 5, 2005 with Bank of America and Bank of America

10.3	Third Amendment to the Credit Agreement dated April 5, 2005 with Bank of America and Bank of America

10.4	First Amendment to the Lease of Buildings and Grounds in Watertown, Connecticut from the Baker’s Grandchildren Trust

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: September 14, 2007

VERMONT PURE HOLDINGS, LTD.
By:	/s/ Bruce S. MacDonald
Bruce S. MacDonald
Vice President, Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

Exhibits Filed Herewith

Exhibit
Number	Description

10.1	First Amendment to the Credit Agreement dated April 5, 2005 with Bank of America and Bank of America

10.2	Second Amendment to the Credit Agreement dated April 5, 2005 with Bank of America and Bank of America

10.3	Third Amendment to the Credit Agreement dated April 5, 2005 with Bank of America and Bank of America

10.4	First Amendment to the Lease of Buildings and Grounds in Watertown, Connecticut from the Baker’s Grandchildren Trust

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.