Form 10-K
period 2007-10-31
VERMONT PURE HOLDINGS LTD/DE
filed 2008-01-29
CIK 1123316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
Annual Report
Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 2007
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission File Number 000-31797
VERMONT PURE HOLDINGS, LTD.

(Exact name of the registrant as specified in its charter)

Delaware	03-0366218

(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification Number
1050 Buckingham St., Watertown, CT 06795

(Address of principal executive offices and zip code)
Registrant’s telephone number, including area code: (860) 945-0661

Securities registered pursuant to Section 12(b) of the Act:	Common Stock, par value $.001 per share	American Stock Exchange

	(Title of Class)	(Exchange registration)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).
Large accelerated filer ☐                    Accelerated filer ☐                    Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last sale price per share of common stock on April 30, 2007, the last day of the registrant’s most recently completed second fiscal quarter, as reported on the American Stock Exchange, was $17,868,000.
The number of shares outstanding of the registrant’s Common Stock, $.001 par value, was 21,634,893 on January 16, 2008.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement, to be filed not later than 120 days after the registrant’s fiscal year ended October 31, 2007, and delivered in connection with the registrant’s annual meeting of stockholders, are incorporated by reference into Part III into this Form 10-K.

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

PART I
ITEM 1. BUSINESS.
Introduction and Industry Trends
Vermont Pure Holdings, Ltd. is engaged in the production, marketing and distribution of bottled water and the distribution of coffee, ancillary products, and other office refreshment products. Through February 2004, when we divested the retail segments of our business, our products were sold predominantly in the Northeast, as well as in the Mid-Atlantic and Mid-Western United States. Since March 2004, we have operated exclusively as a Home and Office delivery business, using our own trucks for distribution throughout New England, New York, and New Jersey. All of our water products are still, non-sparkling waters as opposed to sparkling waters.
We believe that consumers perceive bottled water to be a healthy and refreshing beverage alternative to beer, liquor, wine, soft drinks, coffee and tea and sales of bottled water will continue to grow as consumers focus on health and fitness, alcohol moderation and the avoidance of both caffeine and sodium. Bottled water has become a mainstream beverage and the centerpiece of many consumers’ healthy living lifestyles. In addition, we believe that the development and continued growth of the bottled water industry reflects growing public awareness of the potential contamination and unreliability of municipal water supplies.
Over the past decade, but to a lesser extent lately, the bottled water industry has experienced periods of significant consolidation and aggressive price competition. Large multi-national companies such as Nestlé, Groupe Danone and Suntory Water Group have been active acquirers of small and medium sized regional bottled water companies. In 2003, Danone and Suntory pooled their respective United States assets in the industry into a joint venture to create the largest Home and Office water delivery company in the country. In 2005, this joint venture was sold to a private equity firm. In general, the primary drivers of this consolidation are the incremental growth realized by acquiring the target company’s customer base, and synergies resulting from integrating existing operations. Moreover, the entrance of major soft drink bottlers, notably Coca-Cola (with Dasani) and Pepsi Cola (with Aquafina), into the bottling and distribution segment of the industry has had a major impact on the bottled water industry.
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
Since fiscal year 2000, we have continued to make smaller acquisitions in our established Home and Office markets. During that time, we solidified our presence in the western New York region with the acquisition of Mayer Brothers Home and Office division in Buffalo, New York, making us the largest distributor in that market.
In 2004, we sold the retail segments (which we traditionally have referred to separately as “PET” and “Gallon”) of our business, while retaining our Home and Office distribution business. The segments sold included our retail consumer business under our own brands, as well as the private label business that we packed for others. The sale included the springs, manufacturing facility, inventory, and the related machinery and equipment located in Randolph Center, Vermont. We retained the Vermont Pure® trademark and continue to distribute water under that brand throughout our Home and Office distribution area, while licensing it to the buyer, for a period of 30 years, for use in the bottling and distribution of retail products. The buyer acquired our Hidden Spring® trademark and licenses it back to us for Home and Office distribution. We continue to distribute both the Vermont Pure® and Hidden Spring® brands in retail sizes purchasing this product from the buyer. We relocated our five-gallon Home and Office bottling operations from Randolph to White River Junction, Vermont, and source our spring water from a Vermont location under an existing water supply agreement. Also in conjunction with the sale, we relocated our corporate headquarters to our Williston, Vermont facility. Subsequently, we moved our headquarters to Watertown, Connecticut where most of our administrative operations are now located.
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
Although we have completed several small acquisitions in fiscal years 2006 and 2007, we have not been as active an acquirer as in previous years since opportune larger transactions at right pricing have not been available.
Other Significant Product Lines
Coffee, a product that is counter seasonal to water, is the second leading product in the distribution channel, accounting for 21% of our total sales in fiscal year 2007. We generally buy coffee under contracts that set prices for up to twelve months, in order to maintain price and supply stability. Please refer to “Commodity Price Risks — Coffee” in Item 7A of this report for additional information on our coffee supply agreements. Because coffee is a commodity, we cannot ensure that future supplies and pricing will not be subject to volatility in the world commodity markets. Any interruption in supply or dramatic increase in pricing may have an adverse effect on our business.
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
In 2006, we contracted with Aqua-Valley of Edmeston, New York to bottle spring water under the Crystal Rock brand in the western New York market.

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
Products
We sell our three major brands in three and five gallon bottles to homes and offices throughout New England, New York, and New Jersey. In general, Crystal Rock® is distributed in southern New England and upstate and western New York, while Vermont Pure® is primarily distributed throughout northern New England and upstate New York and secondarily in southern New England. Hidden Spring® is generally sold to distributors in New England. We rent and sell water coolers to customers to dispense bottled water. Our coolers are available in various consumer preferences such as cold, or hot and cold, dispensing units. In addition, we sell and rent units to commercial accounts that filter water from the existing source on site. We also distribute a variety of coffee, tea and other hot beverage products and related supplies, as well as other consumable products used around the office. We offer vending services in some locations. We rent and sell single coffee brewing equipment to customers. In addition, we supply whole beans and coffee grinders for fresh ground coffee and cappuccino machines to restaurants. We are the exclusive office coffee distributor of Baronet Coffee in New England, New York and New Jersey. In addition to Baronet Coffee, we sell other national brands, most notably, Green Mountain Coffee Roasters.
Marketing and Sales of Branded Products
Our water products are marketed and distributed in three and five gallon bottles as “premium” bottled water. We seek brand differentiation by offering a choice of high quality spring and purified water along with a wide range of coffee and office refreshment products, and value-added service. Home and Office sales are generated and serviced using our own facilities, employees and vehicles.
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
Advertising and Promotion
We advertise our products primarily through Yellow Pages and radio and billboard advertising. Radio and billboard advertising in 2007 was primarily in the southern New England market. We have also actively promoted our products through sponsorship of various local organizations and sporting events to endeavor to be highly visible in the communities that we serve. In recent years, we have sponsored professional minor league baseball and various charitable and cultural organizations, such as Special Olympics and the Multiple Sclerosis Society.
Sales and Distribution
We sell and deliver products directly to our customers using our own employees and route delivery trucks. We make deliveries to customers on a regularly scheduled basis. We bottle our water at our facilities in Watertown, Connecticut, White River Junction, Vermont, and Halfmoon, New York and have water bottled for us in Buffalo and Edmeston, New York. We maintain numerous distribution locations throughout our market area. From these locations we also distribute dispensing equipment, a variety of coffee, tea and other refreshment products, and related supplies. We ship between our production and distribution sites using both our own and contracted carriers.
We use outside distributors in areas primarily where we currently do not have our own distribution system. Distributor sales represented less than 2% of total revenue in fiscal year 2007.
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
Seasonality
Our business is seasonal. The period from June to September, when we have our highest water sales, represents the peak period for sales and revenues due to increased consumption of cold beverages during the summer months in our core Northeastern United States market. Conversely, coffee, which represented 21% of our sales in 2007, has a peak sales period from November to March.
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
With our Crystal Rock® and Vermont Pure® brands, we compete on the basis of pricing, customer service, quality of our products, attractive packaging, and brand recognition. We consider our trademarks, trade names and brand identities to be very important to our competitive position and defend our brands vigorously.
We feel that installation of filtration units in the home or commercial setting poses a competitive threat to our business. To address this, we have continued to develop our plumbed-in filtration business.
In the past five years, cheaper water coolers from offshore sources have become more prevalent, making customer purchasing a more viable alternative to leasing. Traditionally, the rental of water coolers for offices and homes has been a very profitable business for us. As coolers have become cheaper and more readily available at retail outlets, our cooler rental revenue has declined. Although this rental revenue is very profitable for us, it may continue to decline or become less profitable in the future as a result of this relatively new form of competition.
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
During the past year, we believe that it has become increasingly important to our competitive advantage to decrease the impact of our business on the environment. We traditionally use five gallon containers that are placed on coolers and are reused many times. In addition, this year we have taken steps to “green” our business including:
•	Completed the planning for an extensive solar electricity generation installation in our Watertown facility that is scheduled to be operational in 2008 and to supply a significant amount of the energy for that facility.

•	Upgraded the lighting in most of our facilities to high efficiency lighting.

•	Instituted no-idling and other driving policies in all of our locations.

•	Finalized plans to upgrade many of our older vehicles to new, more energy efficient vehicles.
Trademarks
We own the trade names of the principal water brands that we sell, Vermont Pure Natural Spring Water® and Crystal Rock®. We own or have rights to other trade names of brands we sell, including Stoneridge®, Hidden Spring®, Pequot Natural Spring Water®, Excelsior Spring Water®, Happy Spring Water®, Manitock Spring Water®, Vermont Naturals®, and Cool Beans®. Our trademarks as well as label designs are registered with the United States Patent and Trademark Office.
Government Regulation
The Federal Food and Drug Administration (FDA) regulates bottled water as a “food.” Accordingly, our bottled water must meet FDA requirements of safety for human consumption, of processing and distribution under sanitary conditions and of production in accordance with the FDA “good manufacturing practices.” To assure the safety of bottled water, the FDA has established quality standards that address the substances that may be present in water which may be harmful to human health as well as substances that affect the smell, color and taste of water. These quality standards also require public notification whenever the microbiological, physical, chemical or radiological quality of bottled water falls below standard. The labels affixed to bottles and other packaging of the water are subject to FDA restrictions on health and nutritional claims for foods under the Fair Packaging and Labeling Act. In addition, all drinking water must meet Environmental Protection Agency standards established under the Safe Drinking Water Act for mineral and chemical concentration and drinking water quality and treatment that are enforced by the FDA.
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
In the past year, there has been an increasing amount of proposed legislative and executive action in state and local governments that would ban the use of bottled water in municipal buildings, enact local taxes on bottled water, and limit the sale by municipalities of water supplies to private companies for resale. To date, none of this action has affected our business but such regulation could adversely affect our business and financial results. For additional information, see “Risk Factors” below.
The laws that regulate our activities and properties are subject to change. As a result, there can be no assurance that additional or more stringent requirements will not be imposed on our operations in the future. Although we believe that our water supply, products and bottling facilities are in substantial compliance with all applicable governmental regulations, failure to comply with such laws and regulations could have a material adverse effect on our business.
Employees
As of January 16, 2008, we had 330 full-time employees and 18 part-time employees. None of the employees belong to a labor union. We believe that our relations with our employees are good.
Additional Available Information
Our principal website is www.vermontpure.com. We make our annual, quarterly and current reports, and amendments to those reports, available free of charge on www.vermontpure.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). Reports of beneficial ownership of our common stock, and changes in that ownership, by directors and officers on Forms 3, 4 and 5 are likewise available free of charge on our website.
The information on our website is not incorporated by reference in this annual report on Form 10-K or in any other report, schedule, notice or registration statement filed with or submitted to the SEC.
The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically at www.sec.gov. You may also read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 1A. RISK FACTORS.
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
The FDA regulates bottled water as a food. Our bottled water must meet FDA requirements of safety for human consumption, labeling, processing and distribution under sanitary conditions and production in accordance with FDA “good manufacturing practices.” In addition, all drinking water must meet Environmental Protection Agency standards established under the Safe Drinking Water

Act for mineral and chemical concentration and drinking water quality and treatment, which are enforced by the FDA. We also must meet state regulations in a variety of areas. These regulations set standards for approved water sources and the information that must be provided and the basis on which any therapeutic claims for water may be made. We have received approval for our drinking water in Connecticut, Massachusetts, New Hampshire, New Jersey, New York, Rhode Island and Vermont. However, we can give no assurance that we will receive such approvals in the future.
Legislative and executive action in state and local governments banning the use of municipal funds for purchasing bottled water, enacting local taxes on bottled water or water extraction, and restricting water withdrawal and usage rights from public and private sources could adversely affect our business and financial results.
Recent initiatives have taken place in several major cities regarding bottled water, principally the smaller sizes sold in stores to retail consumers. Regulations have been proposed in some localities that would ban the use of public funds to purchase bottled water and enact local taxes on bottled water or water extraction, and restrict the withdrawal of water from public and private sources. These actions are purportedly designed to discourage the use of bottled water due in large part to concerns about the environmental effects of producing and discarding large numbers of plastic bottles. In developing these stories, local and national media have reported on the growth of the bottled water industry and on the pros and cons of consuming bottled water as it relates to solid waste disposal and energy consumption in manufacturing as well as conserving the supply of water available to the public.
We believe that the adverse publicity associated with these reports is generally aimed at the retail, small bottle segment of the industry that is now a minimal part of our business, and that our customers can readily distinguish our products from the retail bottles that are currently the basis for concern in some areas. Our customers typically buy their water in reusable five gallon containers that are placed on coolers and are reused many times and only approximately 4% of our total sales is from water sold in single serve packages.. In addition, we continue to take steps to “green” our business by means of solar electricity generation, high efficiency lighting, no-idling and other driving policies, and the use of biodiesel.
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
We rely upon the raw material of polycarbonate, a commodity that is subject to fluctuations in price and supply, for manufacturing our bottles. Bottle manufacturers also use petroleum-based products. Increases in the cost of petroleum will likely have an impact on our bottle costs.
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
A significant portion of our sales, 21% in fiscal year 2007, is derived from coffee. The supply and price of coffee may be limited by climate, by international political and economic conditions, and by access to transportation, combined with consumer demand. An increase in the price of coffee could result in a reduction in our profitability. If our ability to purchase coffee were impaired by a market shortage, our sales might decrease, which would also result in a reduction of profitability.
We have a limited amount of bottling capacity. Significant interruptions of our bottling facilities could adversely affect our business.
We own three bottling facilities, and also contract with third parties, to bottle our water. If any of these facilities were incapacitated for an extended period of time, we would likely have to relocate production to an alternative facility. The relocation and additional transportation could increase the cost of our products or result in product shortages that would reduce sales. Higher costs and lower sales would reduce profitability.
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
Our customer base is located in New England, New York and New Jersey. If there were to be a material decline in the economy in these regions, our business would likely be adversely affected.

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
•	charges related to any potential acquisition from which we may withdraw;

•	diversion of our management’s time, attention, and resources;

•	decreased utilization during the integration process;

•	loss of key acquired personnel;

•	increased costs to improve or coordinate managerial, operational, financial, and administrative systems including compliance with the Sarbanes-Oxley Act of 2002;

•	dilutive issuances of equity securities, including convertible debt securities;

•	the assumption of legal liabilities;

•	amortization of acquired intangible assets;

•	potential write-offs related to the impairment of goodwill;

•	difficulties in integrating diverse corporate cultures; and

•	additional conflicts of interests.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
As part of our Home and Office delivery operations, we have entered into or assumed various lease agreements for properties used as distribution points and office space. The following table summarizes these arrangements and includes our bottling facilities:

Location	Lease expiration	Sq. Ft.	Annual Rent
Williston, VT	June 2009	10,000	$70,936
Waltham, MA	December 2008	11,760	$147,000
Bow, NH	June 2010	9,600	$48,360
Rochester, NY	January 2012	15,000	$60,000
Buffalo, NY	September 2010	10,000	$62,500
Syracuse, NY	December 2010	10,000	$38,333
Halfmoon, NY	October 2011	22,500	$148,500
Plattsburgh, NY	May 2010	5,000	$24,000
Watertown, CT	October 2016	67,000	$414,000
Stamford, CT	October 2010	22,000	$248,400
White River Junction, VT	June 2009	12,000	$76,647
Waterbury, CT	June 2008	5,000	$17,240
Groton, CT	June 2009	7,500	$56,375
All locations are used primarily for warehousing and distribution and have limited office space for location managers and support staff. The exception is the Watertown, Connecticut location, which has a substantial amount of office space for sales, accounting, information systems, customer service, and general administrative staff.
In conjunction with the Crystal Rock merger, we entered into 10-year lease agreements to lease the buildings that are utilized for operations in Watertown and Stamford, Connecticut. Subsequently, on August 29, 2007, we finalized an amendment to our existing lease for the Watertown facility. The lease was scheduled to expire in October, 2010. Annual rent payments for the remainder of the original lease were scheduled to be $414,000 annually.
The amended lease extends the term of the lease six years, to 2016, with an option to extend it an additional five years. Annual lease payments over the extended term of the lease are as follows:

Years 1-2	$452,250
Years 3-4	$461,295
Years 4-5	$475,521
The rent during the extended option term is to be negotiated by the parties or, in the event there is no agreement, by appraisers selected by them. Otherwise the lease remained substantially unchanged.
The principal reason for seeking to amend the lease was our decision to construct solar panels on the roof of the facility, in order to generate a portion of our electricity needs more cheaply than we currently pay to purchase that electricity. We determined that the economic payback period of the solar panels would exceed the remaining term of the lease unless we sought and obtained an amendment extending the term of the lease.
After finalizing the lease amendment, we entered into agreements for the construction of the solar panels as well as grant agreements from the State of Connecticut to subsidize the project in part. We believe that certain federal and state tax credits will also help to reduce the effective cost of the project.
The landlord for the buildings in Stamford and Watertown, Connecticut is a trust with which Henry, John, and Peter Baker, and Ross Rapaport are affiliated. We believe that the rent charged under these leases is not more than fair market rental value.
We expect that these facilities will meet our needs for the next several years.
ITEM 3. LEGAL PROCEEDINGS.
On May 1, 2006, we filed a lawsuit entitled Vermont Pure Holdings, Ltd. vs. Thomas M. Sobol, et al., in Massachusetts Superior Court CA No. 06-1814, Superior Court Department, County of Suffolk, Massachusetts. The complaint alleges malpractice and other wrongful acts by three law firms (and individuals within those law firms) that had been representing the Company in litigation involving Nestlé Waters North America, Inc. The law firms are Hagens Berman Sobol Shapiro LLP (“Hagens Berman”), Ivey & Ragsdale, and Cozen O’Connor, P.C. In July 2006, defendants Hagens Berman and Thomas M. Sobol filed an answer and counterclaim asserting that we terminated our agreement with Hagens Berman wrongfully and in bad faith and failed to pay monies due and owing to Hagens Berman for its legal services. In August 2007, defendants Cozen O’Connor and Kevin F. Berry filed a counterclaim against the Company that includes an abuse of process count in which it is alleged that our claims against them are frivolous and were not advanced in good faith, as well as a quantum meruit count in which these defendants allege that their services were terminated wrongfully and in bad faith. This case is in the discovery stage.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
No matter was submitted to a vote of security holders during the quarter ended October 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our Common Stock is traded on the American Stock Exchange, or AMEX, under the symbol VPS. The table below indicates the range of the high and low daily closing prices per share of Common Stock as reported by AMEX.

	High	Low
Fiscal Year Ended October 31, 2007

First Quarter	$1.75	$1.38
Second Quarter	$1.98	$1.75
Third Quarter	$1.94	$1.79
Fourth Quarter	$1.93	$1.61

Fiscal Year Ended October 31, 2006

First Quarter	$2.05	$1.73
Second Quarter	$2.04	$1.69
Third Quarter	$1.71	$1.33
Fourth Quarter	$1.77	$1.30
The last reported sale price of our Common Stock on AMEX on January 15, 2008 was $1.60 per share.
As of that date, we had 428 record owners and believe that there were approximately 3,200 beneficial holders of our Common Stock.
No dividends have been declared or paid to date on our Common Stock. Our senior credit agreement prohibits us from paying dividends without the prior consent of the lender. It is unlikely that we will pay dividends in the foreseeable future.
Performance Graph
The graph below compares the cumulative 5-year total return to shareholders on Vermont Pure Holdings, Ltd. common stock versus the cumulative total returns of the S&P 500 index, and two customized peer groups, with the first having six companies and the second having twenty companies. The companies in each of these peer groups are listed respectively in footnotes (1) referred to as the old peer group and (2) the new peer group. The company no longer feels that the components that make up the old peer group represent an adequate comparison and will henceforth use the new peer group as a performance measure. The graph tracks the performance of a $100 investment in our common stock, in each of the peer groups, and the index (with the reinvestment of all dividends) from 10/31/2002 to 10/31/2007.
(1) There are six companies included in the company’s first customized peer group which are: Coffee Holding Company Inc, Farmer Brothers Company, Green Mountain Coffee Roasters Inc, Hansen Natural Corp., Jones Soda Company and National Beverage Corp.

(2) There are twenty companies included in the company’s second customized peer group which are: Continental Beverage & Nutrition Inc, Dominos Pizza Inc, Eldorado Artesian Springs Inc, Nash Finch Company, Nuvim Inc, O2Diesel Corp., Organic Recycling Technologies Inc, Pacific Land & Coffee Corp., Pizza Inn Inc, Pro-FAC Cooperative Inc, S2C Global Systems Inc, S3 Investment Company Inc, Schiff Nutrition International Inc, Supervalu Inc, Sysco Corp., Universal Beverages Holdings Corp., US Wireless Online Inc, Vermont Pure Holdings Limited, Wimm-Bill-Dann Foods ADR 1: 1 -NYSE and Worldwide Biotech & Pharmaceutical.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Vermont Pure Holdings, Ltd., The AMEX Composite Index,
A New Peer Group And An Old Peer Group

	10/02	10/03	10/04	10/05	10/06	10/07

Vermont Pure Holdings, Ltd.	100.00	88.95	47.11	53.68	39.47	43.95
AMEX Composite	100.00	132.26	160.11	203.56	246.95	316.31
New Peer Group	100.00	112.10	134.88	217.75	419.59	799.90
Old Peer Group	100.00	112.27	112.02	116.82	133.80	153.81

*	$100 invested on 10/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending October 31.
The stock price performance included in this graph is not necessarily indicative of future stock price performance.
Issuer Purchase of Equity Securities
The following table summarizes the stock repurchases, by month, that were made during the fourth quarter of the fiscal year ended October 31, 2007.

			Total Number of	Maximum
			Shares	Number of
			Purchased as	Shares that May
	Total Number of		Part of Publicly	Yet be
	Shares	Average Price	Announced	Purchased Under
Period	Purchased	Paid per Share	Program (1)	the Program (1)
August 1-31	15,100	$1.80	15,100	141,600
September 1-30	9,100	$1.86	9,100	132,500
October 1-31	5,200	$1.81	5,200	127,300

Total	29,400	$1.82	29,400

(1)	On June 16, 2006 we announced a program to repurchase up to 250,000 shares of our common stock at the discretion of management. There is no expiration date for the program and the share limit may not be reached.

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

	Fiscal Years Ended
	October 31,	October 31,	October 31,	October 31,	October 31,
(000’s except per share)	2007	2006	2005	2004	2003
Net sales	$65,231	$62,774	$59,835	$52,473	$49,854
Income (loss) from continuing operations	$2,076	$(20,670)	$871	$500	$941
Income (loss) per share from continuing operations	$.10	$(.96)	$.04	$.02	$.04
Total assets	$80,718	$81,335	$102,889	$103,781	$111,123
Long term debt, less current portion	$31,442	$33,875	$37,975	$37,854	$48,274
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following Management’s Discussion and Analysis (MD&A) is intended to help the reader understand our company. The MD&A should be read in conjunction with our consolidated financial statements and the accompanying notes. This overview provides our perspective on the individual sections of the MD&A, as well as a few helpful hints for reading these pages. The MD&A includes the following sections:
•	Business Overview — a brief description of fiscal year 2007.

•	Results of Operations — an analysis of our consolidated results of operations for the three years presented in our consolidated financial statements.

•	Liquidity and Capital Resources — an analysis of cash flows, sources and uses of cash, and contractual obligations and a discussion of factors affecting our future cash flow.

•	Critical Accounting Policies — a discussion of accounting policies that require critical judgments and estimates. Our significant accounting policies, including the critical accounting policies discussed in this section, are summarized in the notes to the accompanying consolidated financial statements.
Business Overview
Our financial results were greatly improved in fiscal year 2007. The primary reason for the improvement was that in 2006 we experienced a goodwill impairment (a non-cash charge) in the amount of $22,950,000, which materially reduced our net income. It was a substantial component of the net loss of $20,670,000 compared to net income of $2,076,000 in 2007.
In addition to the goodwill impairment in 2006, we received a one time favorable legal settlement of $750,000, before taxes, that was booked as income during the fiscal year. Without considering the impairment charge and the settlement, our core profitability improved significantly largely reflecting increased sales despite a lower gross profit as a percentage of sales. In 2007, we experienced stronger sales growth in our core products compared to prior year. Pricing for water products improved while bottle sales on our routes were stable and placements for rental equipment increased during the year. However, single serve coffee continued to be our fastest growing product line. Gross profit, as a percentage of sales, decreased as a result of the product mix skewing away from non-water related products, as well as product pricing that did not offset higher costs for some products. Operating costs remained relatively stable despite market increases in energy costs and increased legal expenses but, in the longer term, operating costs continue to be adversely affected by outside conditions such as fuel, insurance, and administrative expenses related to regulatory requirements. Over the next three years, we expect to comply with Section 404 of the Sarbanes-Oxley Act. We absorbed some of this compliance cost in fiscal year 2005 and expect that most of the remainder of the anticipated cost to comply will be incurred in fiscal years 2008, 2009, and 2010.
In addition, the potential to grow through acquisitions remains viable. We have ample opportunities to acquire businesses through small acquisitions and will endeavor to take advantage of these opportunities based on price, potential synergies, and access to capital.
Results of Operations
Fiscal Year Ended October 31, 2007 Compared to Fiscal Year Ended October 31, 2006
Sales
Sales for fiscal year 2007 were $65,231,000 compared to $62,774,000 for 2006, an increase of $2,457,000 or 4%. Sales attributable to acquisitions in fiscal year 2007 were $493,000. Net of the acquisitions, sales increased 3%.
The comparative breakdown of sales is as follows:

Product Line	2007	2006	Difference	% Diff.
	(in 000’s $)	(in 000’s $)	(in 000’s $)
Water	$29,560	$28,886	$674	2%
Coffee and Related	19,341	17,430	1,911	11%
Equipment Rental	9,143	9,013	130	1%
Other	7,187	7,445	(258)	(3%)

Total	$65,231	$62,774	$2,457	4%

Water — The aggregate increase in water sales was a result of 3% increase in price and a 1% decrease in volume. The increase in price was attributable to general increases in list prices. The decrease in volume was primarily a result of a decrease in bottles sold to distributors. Sales to distributors, which are 3% of total water sales, decreased 15%. Bottles sold in our route system increased 1%. Volume was favorably impacted by several small acquisitions completed during the year. Sales increased 1% as a result of these acquisitions.
Coffee — The increase in sales was primarily due to the growth of single serve coffee, which grew 17% to $7,328,000 in fiscal year 2007 compared to $6,260,000 in fiscal year 2006. The profit margin on single serve coffee products increased in 2007 compared to 2006 but is lower than that for traditional water and coffee products. Acquisitions had no impact on coffee sales in 2007.
Equipment Rental — Rental equipment placements increased 6% in fiscal year 2007 compared to fiscal year 2006. Average rental charges for equipment decreased 3% in 2007 compared to 2006 and was primarily a result of retail competition and a higher demand for single serve coffee units.

Coffee brewers generally have lower rental charges than water coolers. The impact of acquisitions on equipment rental was not material.
Other — Other revenue decreased as a result of a change of approximately $201,000 in the estimate of container deposit liability brought about by the loss of a customer as well as higher miscellaneous discounts. Otherwise, sales of other products such as soft drinks, single serve water, cups, and vending items increased 9%.
Gross Profit/Cost of Goods Sold
Gross profit increased $742,000, or 2% in fiscal year 2007 compared to 2006, to $37,042,000 from $36,300,000. As a percentage of sales, gross profit decreased to 56.8% of sales from 57.8% for the respective period. The dollar increase in gross profit was attributable to higher sales. The decrease in gross profit, as a percentage of sales, was attributable to a change in product sales mix as well as a higher container return charge in the second quarter. Product mix was influenced by higher volume growth of single serve coffee which has a lower profit margin than water and traditional coffee products.
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
Income from Operations/Operating Expenses
Income from operations was $6,643,000 in 2007 compared to a loss from operations of $16,470,000 in 2006, an improvement of $23,113,000. The most significant component of this improvement was goodwill impairment of $22,950,000 in 2006. There was no such impairment in 2007. Total operating expenses decreased to $30,399,000 for the year, down from $52,771,000 the prior year, a decrease of $22,372,000. Once again, the most significant contributor to the higher operating expenses in 2006 was the impairment charge of $22,950,000. Net of impairment, operating expenses increased slightly. The increase, in general, was a result of additional expenses due to increased sales.
Selling, general and administrative (SG&A) expenses were $27,969,000 in fiscal year 2007 and $27,934,000 in 2006, an increase of $35,000, less than 1%. Of total SG&A expenses, route sales costs increased 1%, or $163,000, to $13,558,000 in fiscal year 2007 from $13,395,000 in fiscal year 2006, primarily related to labor for commission-based sales from increased sales. Included in our SG&A expenses, total direct distribution related costs increased $189,000, or 1%, to $12,930,000 in fiscal year 2007 from $12,741,000 in fiscal year 2006. Selling costs decreased 11%, or $329,000, to $2,732,000 in fiscal year 2007 from $3,061,000 in fiscal year 2006, as a result of a decrease in staffing costs. Administrative costs increased 2%, or $201,000, to $11,679,000 in fiscal year 2007 from $11,478,000 in fiscal year 2006, as a result of higher compensation expense.
Advertising expenses increased to $1,602,000 in fiscal year 2007 from $1,083,000 in 2006, an increase of $519,000, or 48%. The increase in advertising costs was related to higher print advertising, advertising production and an advertising campaign in southern New England comprised of radio, billboards, and distribution of samples to increase brand awareness.

Amortization decreased to $846,000 in fiscal year 2007 from $878,000 in 2006. This decrease is attributable to some intangible assets acquired in prior years being fully amortized.
We had a gain from the sale of miscellaneous assets in fiscal year 2007 of $18,000. We had a gain on the sale of assets of $74,000 in fiscal year 2006 that was primarily generated by the sale of a small portion of our customer lists.
In fiscal year 2006, we incurred an impairment loss of $22,950,000. The impairment loss was a non-cash charge and was a result of the assessment of our goodwill as of October 31, 2006. Goodwill had been recorded for acquisitions from 1996 through 2006. Our assessment concluded that goodwill on our books exceeded the value as prescribed by SFAS No. 142. The loss was a result of the acquisitions not yielding the anticipated economic benefit. We conducted a similar assessment of goodwill as of October 31, 2007 and concluded that goodwill was not impaired as of that date.
Other Income and Expense, Income Taxes, and Income from Operations
Interest expense was $3,250,000 for fiscal year 2007 compared to $3,268,000 for fiscal year 2006, a decrease of $18,000. Lower interest costs were primarily a result of reduced amounts of senior debt. Lower loan balances were partially offset by higher market interest rates and fixing new senior debt at higher rates.
We recorded $750,000 as other income in fiscal year 2006 related to the settlement of our case against Nestle. In fiscal year 2007 we had no legal settlements.
Income from operations before income taxes in fiscal year 2007 was $3,393,000, compared to a loss from continuing operations before income tax expense in fiscal year 2006 of $18,989,000, an improvement of $22,382,000. As noted above, the most significant component of loss from continuing operations in fiscal 2006 was goodwill impairment of $22,950,000. In addition, there was not a recurrence of the legal settlement in 2007 that occurred in 2006. Aside from those two items, the improvement reflected higher sales in 2007. The tax expense for fiscal year 2007 was $1,317,000 compared to $1,682,000 for fiscal year 2006 and resulted in an effective tax rate of 39% in 2007 and (9%) in 2006. The decrease in income tax expense is primarily a result of lower taxable income. The negative tax rate in 2006 is attributable to the exclusion of the impairment loss from taxable income. Our total effective tax rate is a combination of federal and state rates for the states in which we operate.
Net Income (Loss)
Net income in fiscal year 2007 was $2,076,000 compared to a net loss of $20,670,000 in 2006, an improvement of $22,746,000. As noted above, the most significant component of the net loss in 2006 was goodwill impairment of $22,950,000. Net income (loss) was completely attributable to continuing operations.
Based on the weighted average number of shares of Common Stock outstanding of 21,624,000 (basic and diluted), earnings per share in fiscal year 2007 was $.10 per share. This was an improvement of $1.06 per share over fiscal year 2006, when the weighted average number of shares of Common Stock outstanding in 2006 was 21,631,000 (basic and diluted) and we had a net loss of $(.96) per share.
The fair value of our swaps decreased $244,000 during fiscal year 2007 compared to a decrease of $134,000 in 2006. This resulted in unrealized losses of $144,000 and $92,000, net of taxes, respectively, for the fiscal years ended October 31, 2007 and 2006. The decrease during the year has been recognized as an adjustment to net income (loss) to arrive at comprehensive income (loss) as defined by the applicable accounting standards. Further, the cumulative adjustment over the life of the instrument has been recorded as a current liability and accumulated other comprehensive loss on our consolidated balance sheet.

Fiscal Year Ended October 31, 2006 Compared to Fiscal Year Ended October 31, 2005
Sales
Sales for fiscal year 2006 were $62,774,000 compared to $59,835,000 for 2005, an increase of $2,939,000, or 5%. Sales attributable to acquisitions in fiscal year 2006 were $742,000. Net of the acquisitions, sales increased 4%.
The comparative breakdown of sales is as follows:

Product Line	2006	2005	Difference	% Diff.
	(in 000’s $)	(in 000’s $)	(in 000’s $)
Water	$28,886	$28,869	$17	—
Coffee and Related	17,430	15,388	2,042	13%
Equipment Rental	9,013	9,337	(324)	(3%)
Other	7,445	6,241	1,204	19%

Total	$62,774	$59,835	$2,939	5%

Water — Water sales were essentially unchanged. Volume decreased 2% while price increased 2%. The increase in price was attributable to general increases in list prices. The decrease in volume was a result of a decrease in demand in our core markets. Though volume was favorably impacted by several small acquisitions completed during the year, sales increased less than 1% as a result of acquisitions. Sales to distributors, which account for about 4% of water sales, were up 4%.
Coffee — Sales of coffee and related products increased 2% from sales volume related to acquisitions. Net of acquisitions, sales in this category increased 11%. The increase in sales was attributable to increased volume of all products in this category but primarily to the growth of single serve coffee, which grew 24% to $6,260,000 in fiscal year 2006 compared to $5,045,000 in fiscal year 2005. The margin on single serve coffee products is lower than that for traditional water and coffee products.
Equipment Rental — Rental equipment placements were substantially unchanged in fiscal year 2006 compared to fiscal year 2005. The 3% decrease in average rental charges was primarily related to lower demand for water coolers as a result of retail competition and a higher demand for single serve coffee units. Coffee brewers generally have lower rental charges than water coolers. The impact of acquisitions on equipment rental was not material.
Other — The increase in other revenues was primarily attributable to fuel adjustment charges. These charges are to compensate for high fuel costs, are not allocated to specific products, vary with the market costs of fuel and represented a $1.1 million increase over 2005. Sales from other products, which include cups, vending items, and single serve soft drinks and water, were substantially unchanged from 2005.
Gross Profit/Cost of Goods Sold
Gross profit increased $1,308,000, or 4% in fiscal year 2006 compared to 2005, to $36,300,000 from $34,992,000. As a percentage of sales, gross profit decreased to 57.8% of sales from 58.5% for the respective period. The dollar increase in gross profit was attributable to higher sales. Lower gross profit, as a percentage of sales, was a result of the product sales mix and higher cost of sales. A significant amount of the sales growth from the previous year was generated by coffee which has a lower margin than water related revenue. Higher cost of sales were attributable to higher energy and service costs and production inefficiencies when bringing new bottling equipment on line at our Halfmoon, New York facility.
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
Selling, general and administrative (SG&A) expenses were $27,934,000 in fiscal year 2006 and $27,791,000 in 2005, an increase of $143,000, less than 1%. Of total SG&A expenses, route sales costs, significantly influenced by labor, fuel, vehicle, and insurance costs, increased 2%, or $213,000, to $13,395,000 in fiscal year 2006 from $13,182,000 in fiscal year 2005, primarily related to labor for commission-based sales from increased product volume and fuel due to market prices. Included in our SG&A expenses, total direct distribution related costs increased $178,000, or 1%, to $12,741,000 in fiscal year 2006 from $12,563,000 in fiscal year 2005. In addition, selling costs increased 7%, or $212,000, to $3,061,000 in fiscal year 2006 from $2,849,000 in fiscal year 2005, as a result of an increase in sales staffing. Administrative costs decreased 2%, or $282,000, to $11,478,000 in fiscal year 2006 from $11,760,000 in fiscal year 2005, as a result of lower compensation expense.
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
In fiscal year 2006, we incurred an impairment loss of $22,950,000. The impairment loss was a non-cash charge and was a result of the assessment of our goodwill as of October 31, 2006. Goodwill had been recorded for acquisitions from 1996 through 2006. Our assessment concluded that goodwill on our books exceeded the value as prescribed by SFAS No. 142. The loss was a result of the acquisitions not yielding the anticipated economic benefit.

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
Based on the weighted average number of shares of Common Stock outstanding of 21,631,000 (basic and diluted) during 2006, net loss was $(.96) per share, basic and diluted. This was a $1.00 per share decrease, basic and diluted, over 2005 when the weighted average number of shares of Common Stock outstanding of 21,620,000 (basic) and 21,626,000 (diluted) resulted in net income of $.04 per share, basic and diluted. All (loss) earnings per share were derived from continuing operations.
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
Liquidity and Capital Resources
As of October 31, 2007, we had working capital of $2,583,000 compared to $2,517,000 as of October 31, 2006, an increase of $66,000. Although working capital increased modestly, some of the components of working capital did change significantly as $830,000 was generated primarily from an increase in inventory and receivables and decrease in the current portion of long term debt. Receivables and inventory increased as a result of increased sales and inventory also increased as a result of more product offerings and favorable buying opportunities at year end. Short tem debt obligations decreased as a result of the amendment of our senior credit facility. Items that offset the increase in working capital were primarily non-cash items, most notably from the decrease in the value of our interest rate swaps and change in our deferred tax asset. Our deferred tax liability at October 31, 2007 represents temporary differences, primarily attributable to depreciation and amortization, between book and tax calculations.
Net cash provided by operating activities decreased $1,456,000, or 17%, to $7,017,000 from $8,473,000. We use cash provided by operations to repay debt and fund capital expenditures. In fiscal year 2007, we used $3,334,000 for scheduled repayments of our term debt and $175,000 of debt incurred from several small acquisitions. We used $4,132,000 for capital expenditures and borrowed $664,000 from our line of credit to finance those acquisitions. Capital expenditures included coolers, brewers, bottles and racks related to home and office distribution as well as bottling equipment and leasehold improvements.
On July 5, 2007 we amended our credit facility with Bank of America dated April 6, 2005. The amendment changed the Acquisition Loan termination date and Revolving Credit Loan maturity date to April 5, 2010 from April 5, 2008 and extended the Term Loan maturity date from May 5, 2012 to January 5, 2014. In conjunction with the extension of the maturity date, the monthly amortization amount on the Term Loan was fixed at $270,833 for the duration of the loan. Prior to the amendment, the Term Loan amortization was scheduled to be monthly amounts, increasing from year to year, ranging from $312,500 to $395,833. In addition, the amendment makes up to $3,000,000 available from the Revolving Credit Loan for repurchase of our stock or for repayment of subordinated debt and $2,200,000 available from the Acquisition Loan for installation of solar electricity generation equipment at our leased property in Watertown, Connecticut. The amendment has provisions for amortization of the additional borrowed amounts over the remaining life of the loans starting approximately two years after disbursement. It also alters some of the financial covenant calculations to provide for the additional borrowing.
As of October 31, 2007, we had an outstanding balance of $650,000 on the Acquisition Loan. There was no balance on the Revolving Credit Loan and $1,385,000 issued in letters of credit on the availability of the loan. As of October 31, 2007, there was $6,850,000 and $4,615,000 available on the Acquisition and Revolving Loans, respectively.
On October 5, 2007, the Company entered into an interest rate hedge agreement in conjunction with the amendment to its Credit Agreement. The intent of the instrument is to fix the interest rate on 75% of the outstanding balance on the Term Loan as required by the credit facility. The swap fixes the interest rate for the swapped amount at 6.62% (4.87% plus the applicable margin, 1.75%). Also on October 5, 2007, the Company terminated interest rate hedge agreements that it had consummated on July 5, 2007 (“the July 2007 swap”) and May 3, 2005 (the May 2005 swap). On that date, the Company paid a net amount of $99,200 to terminate both the swaps.
The July 2007 swap was structured to fix the interest rate on 75% of the Term Loan, as amended on the same date, taking into account the May 2005 swap when the facility was originally executed. The July 2007 swap fixed the interest rate at 7.73% (5.98%, plus the applicable margin, 1.75%) for the term debt. The May 2005 swap fixed the interest rate at 6.41% (4.66%, plus the applicable margin, 1.75%) for the term debt and amortized concurrently with the loan principal to fix the interest rate with respect to 75% of the outstanding principal prior to the July 5, 2007 amendment. As of October 31, 2007, the total notional amount committed to swap agreements was $15 million.

As of October 31, 2007, we had approximately $5 million of debt subject to variable interest rates. Under the credit facility with Bank of America, interest is paid at a rate of LIBOR plus a margin of 1.75% on term debt and 1.50% on the line of credit resulting in variable interest rates of 6.46% and 6.21%, respectively at October 31, 2007. In addition, as of October 31, 2007 we had $20,042,000 of senior term debt outstanding under the facility.
Our credit facility requires that we be in compliance with certain financial covenants at the end of each fiscal quarter. The covenants include senior debt service coverage as defined of greater than 1.25 to 1, total debt service coverage as defined of greater than 1 to 1, and senior debt to EBITDA as defined of no greater than 2.5 to 1. As of October 31, 2007, we were in compliance with all of the financial covenants of our new credit facility and we expect to be in compliance in the foreseeable future.
As referred to above, we entered into an agreement to install solar electricity generation equipment at our leased property in Watertown, Connecticut. The contracted installation price is $2,090,000. We applied for, and received, a grant for $1,288,000 to offset the installation costs. We expect the project to be complete in fiscal year 2008.
We used $105,000 of cash to purchase shares of our common stock on the open market during fiscal year 2007.
In addition to our senior and subordinated debt commitments, we have significant future cash commitments, primarily in the form of operating leases that are not reported on the balance sheet. The following table sets forth our contractual commitments as of October 31, 2007:

	Payment due by Period
Contractual Obligations	Total	2008	2009-2010	2011-2012	After 2012
Debt	$34,702,000	$3,260,000	$6,695,000	$6,760,000	$17,987,000
Interest on Debt (1)	14,724,000	2,678,000	4,750,000	3,901,000	3,395,000
Operating Leases	10,359,000	2,784,000	4,086,000	1,615,000	1,874,000
Coffee Purchase Commitments	247,000	247,000	—	—	—

Total	$60,032,000	$8,969,000	$15,531,000	$12,276,000	$23,256,000

(1)	Interest based on 75% of outstanding senior debt at the hedged interest rate discussed above, 25% of outstanding senior debt at a variable rate of 6.46%, and subordinated debt at a rate of 12%.
As of the date of this Annual Report on Form 10-K, we have no other material contractual obligations or commitments.
Inflation has had no material impact on our performance.
Factors Affecting Future Cash Flow
In 2007, we amended our credit facility to more accurately align our debt service with future available cash flow. We also committed to additional operating leases to significantly upgrade our delivery fleet to reduce maintenance and fuel costs and reduce emissions and also to install solar generation panels at our Watertown facility. Combined with interest on our debt, we will have considerable cash commitments, as outlined above, in future years. Starting in 2007, we funded our income tax liability with cash. In past years we have primarily used net operating losses to offset this obligation. We expect to continue to be profitable over the next five years. However, being profitable, even at an increasing rate, does not guarantee that we will have sufficient cash to fund our obligations
If we continue to generate cash in excess of operating activities, we will explore opportunities to best use it. We will continue to evaluate potential acquisitions in our existing core market areas and may borrow more money to finance such transactions if we close them. However, we have a large amount of debt and would like to pay down debt if we do not find acquisitions that are accretive. If the acquired business does not perform to our expectations, we would have to borrow from our line of credit to fund some expenditures and our debt level would not decrease as much as anticipated or may even increase.
Moreover, interest rates have been increasing and we continue to be exposed to market rates for 25% of our senior term debt balance and any additional line of credit balances. We expect capital spending of approximately $4 million in fiscal year 2008 to include a facility upgrade in Watertown, Connecticut .
Factors Affecting Quarterly Performance
Our business and financial trends vary from quarter to quarter based on, but not limited to, seasonal demands for our products, climate, and economic and geographic trends. Consequently, results for any particular fiscal quarter are not necessarily indicative, through extrapolation, or otherwise, of results for a longer period.
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
Accounts Receivable — Allowance for Doubtful Accounts
We routinely review our accounts receivable, by customer account aging, to determine if the amounts due are collectible based on information we receive from the customer, past history, and economic conditions. In doing so, we adjust our allowance accordingly to reflect the cumulative amount that we feel is uncollectible. This estimate may vary from the proceeds that we actually collect. If the estimate is too low, we may incur higher bad debt expenses in the future resulting in lower net income. If the estimate is too high, we may experience lower bad debt expense in the future resulting in higher net income.
Fixed Assets — Depreciation
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
Goodwill — Intangible Asset Impairment
We have acquired a significant number of companies. The difference between the value of the assets and liabilities acquired, including transaction costs, and the purchase price is recorded as goodwill. If goodwill is not impaired, it would remain as an asset on our balance sheet at the value acquired. If it is impaired, we would be required to write down the asset to an amount that accurately reflects its estimated value. We have had an independent valuation of the Company performed as of October 31, 2007, and goodwill was not impaired as of that date. As of October 31, 2006, using a similar valuation process, comparing the fair value to the carrying value of the Company, we determined that goodwill was impaired at that time. As a result of this process, the Company recorded an impairment loss on goodwill of $22,950,000 in 2006. In determining these valuations, the independent valuation firm has relied, in part, on projections of the Company’s future cash flows that we provided. If these projections change in the future, there may be a material impact on the valuation of the Company, which may result in an additional impairment of goodwill.
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
Stock Based Compensation
At the beginning of fiscal year 2006, we adopted SFAS No. 123(R) “Share-based Payments” (revised 2004), which requires us to recognize the cost of equity issued in exchange for services. The cost of equity is determined using interest rate, volatility, and expected life assumptions. This pronouncement did not have a material impact on our financial position in fiscal year 2006 or 2007 since we had an immaterial amount of equity (options) issued or vesting during the period.
In prior years, following the accounting treatment prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” we have recognized no compensation expense for our stock option awards because the exercise price of our stock options equaled the market price of the underlying stock on the date of option grant. If our compensation committee chose to award options at lower than market prices, we would have been required to recognize compensation expense. The compensation committee issued restricted shares of our stock and we recorded compensation expense over the vesting period as a result of the issuance.
We provide pro forma disclosure in the footnotes to our financial statements to enable the reader to assess the impact on the financial statements if we had used the fair value method using SFAS No. 123 for fiscal years prior to 2006. In doing so, we make certain assumptions related to interest rates and the volatility of our stock price. The accuracy of these assumptions affects the eventual outcome of the amount of stock based compensation reported in the footnote.
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
Off-Balance Sheet Arrangements
We lease various facilities and equipment under cancelable and non-cancelable short and long term operating leases, which are described in Note 16 to our Audited Consolidated Financial Statements contained in this Annual Report on Form 10-K. Information about these leases also appears above under the caption “Liquidity and Capital Resources.”
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risks
At October 31, 2007, we had approximately $5,660,000 of long-term debt subject to variable interest rates. Under our Credit Agreement with Bank of America, we pay interest at a rate of LIBOR plus a margin of 1.75%, or 6.46%, on our Term Loan and LIBOR plus 1.50%, or 6.21%, on our Acquisition Loan at October 31, 2007. A hypothetical 100 basis point increase in the LIBOR rate would result in an additional $57,000 of interest expense on an annualized basis. Conversely, a decrease would result in a proportionate interest cost savings.
Our Credit Agreement requires that we fix the interest rate on 75% of our Term Loan for the life of the loan. We have accomplished this with a swap agreement that fixes the interest rate at 4.87%, plus the applicable margin, 1.75%, or 6.62% at October 31, 2007, and amortizes concurrently with the loan principal to fix the interest rate with respect to 75% of the outstanding principal. As of October 31, 2007, the total notional amount committed to our swap agreement was $15 million.
As of October 31, 2007, the rates under our swap agreement were not favorable to the market. We will continue to evaluate swap rates as the market dictates. They serve to stabilize our cash flow and expense but ultimately may cost more or less in interest than if we had carried all of our debt at a variable rate over the swap term. To date we have fixed rates as required by our Credit Agreement. Future low rates may compel us to fix a higher portion to further stabilize cash flow and expenses as we monitor short and long term rates and debt balances.
Commodity Price Risks
Coffee
The cost of our coffee purchases are dictated by commodity prices. As of October 31, 2007, we purchased coffee at fixed price contracts with our vendors. We enter into contracts to mitigate market fluctuation of these costs by fixing the price for certain periods. As of October 31, 2007, we had fixed the price of our anticipated supply through December 2007 at a “green” price of $1.21 -$1.23 per pound. We are not insulated from price fluctuations beyond that date. At our existing sales levels, an increase in pricing of $.10 per pound would increase our total cost for coffee $152,000 annually. In this case, competitors that had fixed pricing might have a competitive advantage.
Diesel Fuel
We own and operate vehicles to deliver product to customers. The cost of fuel to operate these vehicles fluctuates over time. In recent years, prices have fluctuated significantly. We estimate that a $0.10 increase per gallon in fuel cost would result in an increase to operating costs of approximately $51,000 on an annual basis. In aggregate, we have spent approximately an additional $209,000 on fuel as a result of higher prices in fiscal year 2007 compared to 2006. We have offset some of this cost by adjusting our price to our customers on a monthly basis while fuel prices are higher.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Our Consolidated Financial statements and their footnotes are set forth on pages F-1 through F-27.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and our Chief Financial Officer, and other members of our senior management team, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were adequate and effective to provide reasonable assurance that information required to be disclosed by us, including our consolidated subsidiary, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
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
Changes in Internal Control over Financial Reporting
During the fourth quarter of fiscal 2007, there were no changes in our internal control over financial reporting that materially affected or are reasonably likely to materially affect internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item is incorporated by reference to the sections captioned “Nominees for Election”, “Our Board of Directors”, “Our Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our 2008 proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended October 31, 2007.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this Item is incorporated by reference to the sections captioned “Compensation of Executive Officers”, “Director Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our 2008 proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended October 31, 2007.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Securities Authorized for Issuance Under Equity Compensation Plans.
The following table sets forth certain information as of October 31, 2007 about shares of our Common Stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements that were not required to be and were not submitted to our stockholders for approval.

	(a)	(b)	(c)
Number of Securities
remaining available for
	Number of Securities to be	Weighted-average exercise	future issuance under
	issued upon exercise of	price of outstanding	equity compensation plans
	outstanding options,	options, warrants and	(excluding securities
Plan Category	warrants and rights	rights	reflected in column (a)).
Equity compensation plans approved by security holders	659,500	$3.01	1,724,185
Equity compensation plans not approved by security holders	-0-	—	-0-
Total	659,500	$3.01	1,724,185

Additional information required by this Item is incorporated by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in our 2008 proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended October 31, 2007.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item is incorporated by reference to the section captioned “Corporate Governance” in our 2008 proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended October 31, 2007.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item is incorporated by reference to the sections captioned “Fees for Professional Services” and “Pre-Approval Policies and Procedures” in our 2008 proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended October 31, 2007.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
a) The following documents are filed as part of this report:

(1) Financial Statements
Reports of Independent Registered Public Accounting Firms	F-1, F-2
Consolidated Balance Sheets as of October 31, 2007 and 2006	F-3
Consolidated Statements of Operations for the years ended October 31, 2007, 2006 and 2005	F-4
Consolidated Statements of Shareholders’ Equity and Comprehensive income (loss) for the years ended October 31, 2007, 2006 and 2005	F-5
Consolidated Statements of Cash Flows for the years ended October 31, 2007, 2006 and 2005	F-6
Notes to Consolidated Financial Statements	F-7 - F-27

(2) Schedules

None

(3) Exhibits:

		Filed with
Exhibit		this Form	Incorporated by Reference
No.	Description	10-K	Form	Filing Date	Exhibit No.
3.1	Certificate of Incorporation		S-4	September 6, 2000	Exhibit B to Appendix A

3.2	Certificate of Amendment to Certificate of Incorporation		8-K	October 19, 2000	4.2

3.3	By-laws		10-Q	September 14, 2001	3.3

4.1	Registration Rights Agreement with Peter K. Baker, Henry E. Baker, John B. Baker and Ross Rapaport		8-K	October 19, 2000	4.6

10.1*	1998 Incentive and Non-Statutory Stock Option Plan, as amended		14A	March 10, 2003	A

10.2*	1999 Employee Stock Purchase Plan		14A	March 15, 1999	A

10.3*	2004 Stock Incentive Plan		14A	March 9, 2004	B

10.4*	Instrument of Amendment dated September 22, 2005 amending the 1999 Employee Stock Purchase Plan		8-K	September 28, 2005	10.1

10.5*	Employment Agreement dated May 2, 2007 with Peter K. Baker		8-K	May 2, 2007	10.1

10.6*	Employment Agreement dated May 2, 2007 with Bruce S. MacDonald		8-K	May 2, 2007	10.3

10.7*	Employment Agreement dated May 2, 2007 with John B. Baker		8-K	May 2, 2007	10.2

10.8*	Employment Agreement dated January 1, 2005 with Henry E. Baker		8-K	June 29, 2005	10.1

10.9*	Severance Agreement dated December 5, 2005 with Timothy Fallon		10-K	January 30, 2006	10.11

		Filed with
Exhibit		this Form	Incorporated by Reference
No.	Description	10-K	Form	Filing Date	Exhibit No.
10.10	Lease of Grounds in Stamford, Connecticut from Henry E. Baker		S-4	September 6, 2000	10.24

10.11	Lease of Buildings and Grounds in Watertown, Connecticut from the Baker’s Grandchildren Trust		S-4	September 6, 2000	10.22

10.12	Lease of Building in Stamford, Connecticut from Henry E. Baker		S-4	September 6, 2000	10.23

10.13	First Amendment to the Lease of Buildings and Grounds in Watertown, Connecticut from the Baker’s Grandchildren Trust		10-Q	September 14, 2007	10.4

10.14	Credit Agreement dated April 5, 2005 with Bank of America and Webster Bank		10-Q	July 8, 2005	10.1

10.15	Form of Term Note dated April 5, 2005 issued to Bank of America and Webster Bank		10-Q	July 8, 2005	10.2

10.16	Form of Subordination and Pledge Agreement dated April 5, 2005 between Henry E. Baker, Joan Baker, John B. Baker, Peter K. Baker and Bank of America		10-Q	July 8, 2005	10.3

10.17	Form of Second Amended and Restated Promissory Note dated April 5, 2005 issued to Henry E. Baker, Joan Baker, John B. Baker and Peter K. Baker		10-Q	July 8, 2005	10.4

10.18	Form of Acquisition Note dated April 5, 2005 issued to Bank of America and Webster Bank		10-Q	July 8, 2005	10.5

10.19	Form of Revolving Credit Note dated April 5, 2005 issued to Bank of America and Webster Bank		10-Q	July 8, 2005	10.6

10.20	First Amendment to the Credit Agreement dated April 5, 2005 with Bank of America		10-Q	September 14, 2007	10.1

10.21	Second Amendment to the Credit Agreement dated April 5, 2005 with Bank of America		10-Q	September 14, 2007	10.2

10.22	Third Amendment to the Credit Agreement dated April 5, 2005 with Bank of America		10-Q	September 14, 2007	10.3

10.23	Form of Indemnification Agreement dated November 2, 2005 with each of Henry E. Baker, John B. Baker, Peter K. Baker, Phillip Davidowitz, Martin A. Dytrych, David Jurasek, John M. Lapides, Bruce S. MacDonald and Ross S. Rapaport		10-K	January 30, 2006	10.21

10.24	Form of Indemnification Agreement dated November 2, 2005 with each of John M. Lapides and Martin A. Dytrych		10-K	January 30, 2006	10.22

10.25	Purchase and Sale Agreement dated March 1, 2004 with MicroPack Corporation		10-Q	March 16, 2004	10.27

10.26	Trademark License Agreement dated March 1, 2004 with MicroPack Corporation		10-Q	March 16, 2004	10.28

10.27	Supply and License Agreement dated March 1, 2004 with MicroPack Corporation		10-Q	March 16, 2004	10.29

10.28	Agreement dated May 5, 2006 with Nestle Waters of North America Inc. to discontinue the Civil Action Vermont Pure Holdings, Ltd. v. Nestle Waters of North America Inc.		10-Q	June 14, 2006	10.1

10.29	Installation Agreement with American Capital Energy, Inc. dated August 29, 2007	X

10.30	Financial Assistance Agreement with	X

Filed with
Exhibit		this Form	Incorporated by Reference
No.	Description	10-K	Form	Filing Date	Exhibit No.
Connecticut Innovations dated August 20, 2007

21.1	Subsidiary	X

23.1	Consent of Wolf & Company, P.C.	X

23.2	Consent of Deloitte & Touche LLP	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*	Management contract or compensatory plan.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Vermont Pure Holdings, Ltd. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERMONT PURE HOLDINGS, LTD.
	By:	/s/ Peter K. Baker
Dated: January 29, 2008		Peter K. Baker, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Ross S. Rapaport Ross S. Rapaport	Chairman of the Board of Directors	January 29, 2008

/s/ Henry E. Baker Henry E. Baker	Director, Chairman Emeritus	January 29, 2008

/s/ John B. Baker John B. Baker	Executive Vice President and Director	January 29, 2008

/s/ Peter K. Baker Peter K. Baker	Chief Executive Officer and Director	January 29, 2008

/s/ Phillip Davidowitz Phillip Davidowitz	Director	January 29, 2008

/s/ Martin A. Dytrych Martin A. Dytrych	Director	January 29, 2008

/s/ John M. Lapides John M. Lapides	Director	January 29, 2008

/s/ Bruce S. MacDonald Bruce S. MacDonald	Chief Financial Officer, Chief Accounting Officer and Secretary	January 29, 2008

EXHIBITS TO VERMONT PURE HOLDINGS, LTD.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED OCTOBER 31, 2006
Exhibits Filed Herewith

Exhibit
Number	Description

10.29	Installation Agreement with American Capital Energy, Inc. dated August 29, 2007
10.30	Financial Assistance Agreement with Connecticut Innovations dated August 20, 2007
21.1	Subsidiary
23.1	Consent of Wolf & Company, P.C.
23.2	Consent of Deloitte & Touche LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders,
Vermont Pure Holdings, Ltd.
Watertown, Connecticut
We have audited the consolidated balance sheets of Vermont Pure Holdings, Ltd. and subsidiary as of October 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the two years in the period ended October 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vermont Pure Holdings, Ltd. and subsidiary as of October 31, 2007 and 2006, and the results of their operations and their cash flows for each of the two years in the period ended October 31, 2007, in conformity with U.S. generally accepted accounting principles.
/s/ Wolf & Company, P.C.
Boston, Massachusetts
January 22, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Vermont Pure Holdings, Ltd.
Watertown, Connecticut
We have audited the accompanying consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss) and cash flows of Vermont Pure Holdings, Ltd. and subsidiary (the “Company”) for the year ended October 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Vermont Pure Holdings, Ltd. and subsidiary for the year ended October 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
Hartford, Connecticut
January 26, 2006

VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	October 31,	October 31,
	2007	2006

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,873,385	$2,120,111
Accounts receivable, trade — net of reserve of $354,825 and $352,844 for 2007 and 2006, respectively	7,522,831	7,212,054
Inventories	1,711,366	1,192,286
Current portion of deferred tax asset	499,441	683,509
Other current assets	683,212	884,031
Unrealized gain on derivatives	—	134,737

TOTAL CURRENT ASSETS	12,290,235	12,226,728

PROPERTY AND EQUIPMENT — net	10,697,018	10,718,834

OTHER ASSETS:
Goodwill	54,423,997	54,421,662
Other intangible assets — net	2,653,488	3,197,575
Other assets	696,139	770,212

TOTAL OTHER ASSETS	57,773,624	58,389,449

TOTAL ASSETS	$80,760,877	$81,335,011

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long term debt	$3,260,030	$3,583,564
Accounts payable	2,101,399	2,005,283
Accrued expenses	3,454,487	3,414,036
Current portion of customer deposits	755,965	706,401
Unrealized loss on derivatives	109,722	—

TOTAL CURRENT LIABILITIES	9,681,603	9,709,284

Long term debt, less current portion	31,441,667	33,875,000
Deferred tax liability	3,123,091	3,233,228
Customer deposits	2,910,875	2,828,208

TOTAL LIABILITIES	47,157,236	49,645,720

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock — $.001 par value, 50,000,000 authorized shares, 21,800,555 issued and 21,606,305 outstanding shares as of October 31, 2007 and 21,747,572 issued and 21,608,922 outstanding as of October 31, 2006	21,800	21,747
Additional paid in capital	58,307,395	58,220,887
Treasury stock, at cost, 194,250 shares as of October 31, 2007 and 138,650 shares as of October 31, 2006	(474,441)	(369,662)
Accumulated deficit	(24,183,977)	(26,260,341)
Accumulated other comprehensive (loss) income	(67,136)	76,660

TOTAL STOCKHOLDERS’ EQUITY	33,603,641	31,689,291

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$80,760,877	$81,335,011

See the accompanying notes to the consolidated financial statements.

VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended October 31
	2007	2006	2005

NET SALES	$65,230,997	$62,773,812	$59,834,575

COST OF GOODS SOLD	28,188,533	26,473,269	24,842,247

GROSS PROFIT	37,042,464	36,300,543	34,992,328

OPERATING EXPENSES:
Selling, general and administrative expenses	27,968,022	27,934,390	27,790,539
Advertising expenses	1,602,327	1,082,725	1,193,905
Amortization	846,160	877,855	787,043
Gain on disposal of property and equipment	(17,511)	(74,092)	(15,067)
Impairment loss — goodwill	—	22,950,018	—

TOTAL OPERATING EXPENSES	30,398,998	52,770,896	29,756,420

INCOME (LOSS) FROM OPERATIONS	6,643,466	(16,470,353)	5,235,908

OTHER INCOME (EXPENSE):
Interest	(3,249,999)	(3,268,192)	(3,364,902)
Miscellaneous income (expense)	—	750,000	(260,647)

TOTAL OTHER EXPENSE, NET	(3,249,999)	(2,518,192)	(3,625,549)

INCOME (LOSS) BEFORE INCOME TAXES	3,393,467	(18,988,545)	1,610,359

INCOME TAX EXPENSE	1,317,103	1,681,573	739,766

NET INCOME (LOSS)	$2,076,364	$(20,670,118)	$870,593

NET INCOME (LOSS) PER SHARE — BASIC:	$0.10	$(0.96)	$0.04

NET INCOME (LOSS) PER SHARE — DILUTED:	$0.10	$(0.96)	$0.04

WEIGHTED AVERAGE SHARES USED IN COMPUTATION — BASIC	21,624,381	21,630,739	21,619,863

WEIGHTED AVERAGE SHARES USED IN COMPUTATION — DILUTED	21,624,381	21,630,739	21,625,683

See the accompanying notes to the consolidated financial statements.

VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

								Accumulated
	Common		Additional			Treasury		Other
	Shares	Stock	Paid in	Unearned	Treasury	Stock	Accumulated	Comprehensive		Comprehensive
	Issued	Par Value	Capital	Compensation	Shares	Amount	Deficit	Income (Loss)	Total	Income (Loss)

Balance, October 31, 2004	21,569,711	21,569	$57,869,411	$—	71,550	$(264,735)	$(6,460,816)	$103,100	$51,268,529	$798,949

Shares issued under employee stock purchase plan	97,047	97	150,646						150,743
Restricted stock grants	75,000	76	134,174	(134,250)					—
Stock compensation	3,059	2	5,747						5,749
Deferred compensation			47,667						47,667
Net income							870,593		870,593	$870,593
Unrealized gain on derivatives, net of taxes								65,482	65,482	65,482

Balance, October 31, 2005	21,744,817	21,744	58,207,645	(134,250)	71,550	(264,735)	(5,590,223)	168,582	52,408,763	$936,075

Shares issued under employee stock purchase plan	82,315	82	124,349						124,431
Non cash compensation			14,064						14,064
Restricted stock forfeiture	(75,000)	(75)	(134,175)	134,250					—
Exercise of stock options	5,000	5	8,995						9,000
Share retirements	(9,560)	(9)	9						—
Shares repurchased					67,100	(104,927)			(104,927)
Net loss							(20,670,118)		(20,670,118)	$(20,670,118)
Unrealized loss on derivatives, net of taxes								(91,922)	(91,922)	(91,922)

Balance, October 31, 2006	21,747,572	21,747	58,220,887	—	138,650	(369,662)	(26,260,341)	76,660	31,689,291	$(20,762,040)

Shares issued under employee stock purchase plan	52,983	53	86,508						86,561
Shares repurchased					55,600	(104,779)			(104,779)
Net income							2,076,364		2,076,364	$2,076,364
Unrealized loss on derivatives, net of taxes								(143,796)	(143,796)	(143,796)

Balance, October 31, 2007	21,800,555	$21,800	$58,307,395	$—	194,250	$(474,441)	$(24,183,977)	$(67,136)	$33,603,641	$1,932,568

See the accompanying notes to the consolidated financial statements.

VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended October 31,
	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,076,364	$(20,670,118)	$870,593
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation	4,118,134	4,041,448	4,802,387
Provision for bad debts	326,435	300,811	316,667
Amortization	846,160	877,855	787,043
Impairment loss — goodwill	—	22,950,018	—
Non cash interest expense	105,783	103,881	31,862
Deferred tax expense	174,594	1,323,734	737,768
Gain on asset disposal	(17,511)	(74,092)	(15,067)
Non cash compensation	—	14,064	53,416

Changes in assets and liabilities:
Accounts receivable	(637,212)	(262,427)	(500,938)
Inventories	(519,080)	(58,971)	(63,481)
Other current assets	200,819	211,454	(203,693)
Other assets	74,073	—	(39,000)
Accounts payable	96,116	(576,822)	(246,683)
Accrued expenses	(30,865)	423,907	671,643
Customer deposits	132,231	(131,958)	295,840

NET CASH PROVIDED BY OPERATING ACTIVITIES	6,946,041	8,472,784	7,498,357

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment — net of debt	(3,468,690)	(4,131,441)	(3,126,397)
Proceeds from sale of assets	93,722	190,999	83,433
Cash used for acquisitions	(290,540)	(409,277)	(414,440)

NET CASH USED IN INVESTING ACTIVITIES	(3,665,508)	(4,349,719)	(3,457,404)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit borrowings	2,610,970	772,973	2,000,000
Payments on line of credit	(2,610,970)	(772,973)	(3,500,000)
Proceeds from long term debt	—	—	28,513,852
Principal payments on debt	(3,509,041)	(3,927,268)	(29,908,183)
Payments of debt issuance costs	—	—	(185,000)
Purchase of treasury stock	(104,779)	(104,927)	—
Proceeds from issuance of common stock	86,561	133,431	150,743

NET CASH USED IN FINANCING ACTIVITIES	(3,527,259)	(3,898,764)	(2,928,588)

NET (DECREASE) INCREASE IN CASH	(246,726)	224,301	1,112,365

CASH AND CASH EQUIVALENTS — beginning of year	2,120,111	1,895,810	783,445

CASH AND CASH EQUIVALENTS — end of year	$1,873,385	$2,120,111	$1,895,810

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION, EXCLUDING NON-CASH FINANCING AND INVESTING ACTIVITIES
Cash paid for interest	$3,297,499	$3,239,583	$2,565,763
Cash paid for taxes	$895,373	$182,758	$246,109

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Reduction in notes payable for acquisition	$—	$23,668	$—
Notes payable issued in acquisitions	$100,407	$167,750	$141,750
Note receivable for sale of assets	$—	$195,212	$—
Equipment purchased by acquisition line	$663,678	$—	$—
See the accompanying notes to the consolidated financial statements.

VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1.	BUSINESS OF THE COMPANY AND BASIS OF PRESENTATION

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

The consolidated financial statements of the Company include the accounts of Vermont Pure Holdings, Ltd. and its wholly-owned subsidiary, Crystal Rock, LLC. All inter-company transactions and balances have been eliminated in consolidation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates relate primarily to the estimated lives of property and equipment and other intangible assets, the values for the purpose of calculating goodwill impairment and the value of equity instruments issued. Actual results could differ from those estimates.

2.	SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents — The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.

Inventories — Inventories primarily consist of products that are purchased for resale and are stated at the lower of cost or market on a first in, first out basis.

Property and Equipment — Property and equipment are stated at cost net of accumulated depreciation. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets, which range from three to ten years for machinery and equipment, and from seven to thirty years for buildings and improvements, and three to seven years for other fixed assets.

Goodwill and Other Intangibles — Intangible assets with lives restricted by contractual, legal, or other means are amortized over their useful lives. Based on Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the Company defines an asset’s useful life as the period over which the asset is expected to contribute to the future cash flows of the entity. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The amount of impairment for goodwill and other intangible assets is measured as the excess of their carrying values over their implied fair values. The Company conducted assessments of the carrying value of its goodwill as required by SFAS No. 142, using an independent third party valuation, and concluded that goodwill was not impaired as of October 31, 2007 and 2005. As of October 31, 2006, we conducted a similar valuation process, and determined that goodwill was impaired. Other than goodwill, intangible assets consist primarily of customer lists and covenants not to compete, with estimated lives ranging from 3 to 10 years.
Stock-Based Compensation — The Company has several stock-based compensation plans under which incentive and non-qualified stock options and restricted shares are granted, and an Employee Stock Purchase Plan (ESPP). Effective November 1, 2005, the Company adopted the provisions of SFAS No. 123, “Share-Based Payments (revised 2004),” (SFAS No. 123R) which requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost is recognized over the period during which an employee is required to provide services in exchange for the award, the requisite service period (usually the vesting period). Under SFAS No. 123R, the Company provides an estimate of forfeitures at initial grant date. The Company elected the modified prospective transition method under SFAS No. 123R and accordingly has not restated periods prior to adoption. The pronouncement had no material impact on the Company’s 2006 or 2007 results of operations since no options were issued or vested during either year.
Prior to the adoption of SFAS No. 123R, the Company followed the accounting treatment prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations when accounting for stock-based compensation granted to employees and directors. Accordingly, no compensation expense was recognized for stock option awards because the exercise price of the Company’s stock options equaled or exceeded the market price of the underlying stock on the date of the grant.
The following table illustrates the impact on the Company’s net income and net income per share prior to the adoption of SFAS No. 123R had compensation cost for the Company’s stock option awards and issuances under the stock purchase plan been determined based on the fair value at the grant dates for the awards under those plans, consistent with the provisions of SFAS No. 123R. Forfeitures of employee awards are provided in the following pro forma table as they occurred. Option awards with multiple vesting dates are treated as separate awards, resulting in pro forma expense reported on an accelerated basis.

For the Year Ended
October 31, 2005
Net Income — As Reported	$870,593
Add: Stock based employee compensation expense included in net income, net of related tax effects	28,123
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(336,444)

Pro Forma Net Income	$562,272

Basic — As Reported	$.04

Basic — Pro Forma	$.03

Diluted — As Reported	$.04

Diluted — Pro Forma	$.03

The weighted average fair values of the options granted for the year, using the Black-Scholes option pricing model, was $.86.
Assumptions used for estimating the fair value of the options on the date of grant under the Black-Scholes option pricing model were as follows for the fiscal year ended October 31, 2005:

2005
Expected Dividend Yield	0%
Expected Life	5 Years
Risk free Interest Rate	3.0%
Volatility	36%
Net Income (Loss) Per Share — Net income (loss) per share is based on the weighted average number of common shares outstanding during each period. Potential common shares are included in the computation of diluted per share amounts outstanding during each period that income is reported. In periods in which the Company reports a loss, potential common shares are not included in the diluted earnings per share calculation since the inclusion of those shares in the calculation would be anti-dilutive. As required by SFAS No. 128, “Earnings per Share,” the Company considers outstanding “in-the-money” stock options as potential common stock in its calculation of diluted earnings per share and uses the treasury stock method to calculate the applicable number of shares.
Advertising Expenses — The Company expenses advertising costs at the commencement of an advertising campaign.
Customer Deposits — Customers receiving home or office delivery of water pay the Company a deposit for the water bottle that is refunded when the bottle is returned. Based on historical experience, the Company uses an estimate of the deposits it expects to refund over the next twelve months to determine the current portion of the liability, and classifies the remainder of the deposit obligation as a long term liability.
Income Taxes — The Company applies the provisions of SFAS No. 109, “Accounting for Income Taxes,” when calculating its tax expense and the value of tax related assets and liabilities. This requires that the tax impact of future events be considered when determining the value of assets and liabilities in its financial statements and tax returns. The Company accounts for income taxes under the liability method. Under the liability method, a deferred tax asset or liability is determined based upon the tax effect of the differences between the financial statement and tax basis of assets and liabilities as measured by the enacted rates that will be in effect when these differences reverse. A valuation allowance is recorded if realization of the deferred tax assets is not likely.
Fair Value of Financial Instruments — The carrying amounts reported in the consolidated balance sheet for cash equivalents, trade receivables, and accounts payable approximate fair value based on the short-term maturity of these instruments. The carrying value of senior debt approximates its fair value since it provides for variable market interest rates. The Company uses a swap agreement to hedge the interest rates on its long term debt. The swap agreement is carried at its estimated settlement value based on information from the financial institution. Subordinated debt is carried at its approximate market value based on periodic comparisons to similar instruments in the market place.
Impairment for Long-Lived and Intangible Assets — The Company reviews long-lived assets and certain identifiable intangible assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. Recoverability is assessed based on estimated undiscounted future cash flows. As of October 31, 2007 and 2006, the Company believes that there has been no impairment of its long-lived and intangible assets, other than goodwill as described above.
Accounts Receivable — Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. Management determines the allowance for doubtful accounts by regularly evaluating past due balances. Individual accounts receivable are written off when deemed uncollectible, with any future recoveries recorded as income when received.
Revenue Recognition — Revenue is recognized when products are delivered to customers. A certain amount of the Company’s revenue is derived from leasing water coolers and coffee brewers. These leases are generally for the first 12 months of service and are accounted for as operating leases. To open an account that includes the rental of equipment, a customer is required to sign a contract that recognizes the receipt of the equipment, outlines the Company’s ownership rights, the customer’s responsibilities concerning the equipment, and the rental charge for twelve months. In general, the customer does not renew the agreement after twelve months and is free to terminate the agreement with the return of the equipment in good condition. The Company recognizes the income ratably over the life of the lease. After the initial lease term expires, revenue is derived on a month to month basis.

Shipping and Handling Costs — The Company distributes its home and office products directly to its customers on its own trucks. The delivery costs related to the Company’s route system, which are reported under selling, general, and administrative expenses, were approximately $12,930,000, $12,741,000, and $12,563,000 for fiscal years 2007, 2006, and 2005 respectively.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement No. 141 (revised) (No. 141 R), “Business Combinations.” This Statement replaces FASB Statement No. 141, and applies to all business entities that previously used the pooling-of-interests method of accounting for some business combinations. Under Statement No. 141R, an acquirer is required to recognize, at fair value, the assets acquired, liabilities assumed, and any non-controlling interest in the entity acquired at the acquisition date. Further, it requires that acquisition costs and expected restructuring costs be recognized separately form the acquisition, and that the acquirer, in a business combination executed in stages, recognize the identifiable assets and liabilities as well as the non-controlling interest in the entity acquired, at the full amounts of their fair values. SFAS No. 141R also requires an acquirer to recognize the assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date. Also under this statement, an acquirer is required to recognize contingent consideration as of the acquisition date and eliminates the concept of negative goodwill and requires gain recognition in instances in which the fair value of the identifiable net assets exceeds the fair value of the consideration plus any non-controlling interest in the entity acquired as of the acquisition date. SFAS No. 141R makes significant amendments to other Statements and other authoritative guidance, and applies prospectively to business combinations on or after the acquiring entities first fiscal year that begins after December 15, 2008, which is fiscal year 2010 for the Company. It may not be applied prior to that date.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. The fair value option established will permit all entities to choose to measure eligible items at fair value at specified election dates. An entity shall record unrealized gains and losses on items for which the fair value option has been elected through net income in the statement of operations at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, which is fiscal year 2009 for the Company. The Company is currently reviewing the impact, if any, that this new accounting standard will have on their financial statements.

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

4.	MERGERS AND ACQUISITIONS

During fiscal years 2007, 2006 and 2005, Vermont Pure Holdings, Ltd. made four acquisitions in each year. The purchase price paid for the acquisitions for the respective years is as follows:

	2007	2006	2005

Cash (including acquisition costs)	$290,540	$409,277	$511,570
Notes Payable	100,407	167,750	141,750

	$390,947	$577,027	$653,320

The allocation of purchase price related to these acquisitions for the respective years is as follows:

	2007	2006	2005
Accounts Receivable	$—	$637	$—
Inventories	—	—	70,532
Equipment	40,161	40,307	—
Identifiable Intangible Assets	343,200	523,206	546,398
Goodwill	7,586	12,877	36,390

Purchase Price	$390,947	$577,027	$653,320

During fiscal year 2007, $5,251 of intangible assets was written off related to price adjustments of previous acquisitions. During fiscal year 2006, $37,317 of intangible assets, and $19,723 of accumulated amortization, was written off related to price adjustments of previous acquisitions.
The following table summarizes the pro forma consolidated condensed results of operations (unaudited) of the Company for the fiscal years ended October 31, 2007, 2006, and 2005 as though all the acquisitions had been consummated at the beginning of fiscal year 2005:

	2007	2006	2005
Net Sales	$65,597,106	$63,396,121	$61,250,658

Net Income (Loss)	$2,108,786	$(20,621,514)	$978,558

Net Income (Loss) Per Share-Diluted	$.10	$(.95)	$.05

Weighted Average Common Shares Outstanding-Diluted	21,624,381	21,630,739	21,625,683

The operating results of the acquired entities have been included in the accompanying statements of operations since their respective dates of acquisition.

5.	EQUIPMENT LEASES

The carrying cost of the equipment rented to customers, which is included in property and equipment in the consolidated balance sheets, is calculated as follows:

Original Cost	$3,152,378
Accumulated Depreciation	2,072,695

Carrying Cost	$1,079,683

We expect to have revenue of $792,000 from the rental of such equipment over the next twelve months.

6.	ACCOUNTS RECEIVABLE

The activity in the allowance for doubtful accounts for the years ended October 31, 2007, 2006, and 2005 is as follows:

	2007	2006	2005
Balance, beginning of year	$352,844	$289,837	$303,304
Provision	326,435	300,811	316,667
Write-offs	(324,454)	(237,804)	(330,134)

Balance, end of year	$354,825	$352,844	$289,837

7.	INVENTORIES

Inventories at October 31 consisted of:

	2007	2006
Finished Goods	$1,546,168	$1,057,580
Raw Materials	165,198	134,706

Total Inventories	$1,711,366	$1,192,286

Finished goods inventory consists of products that the Company sells such as, but not limited to, coffee, cups, soft drinks, and snack foods. Raw material inventory consists primarily of bottle caps.

8.	PROPERTY AND EQUIPMENT, NET

Property and equipment at October 31 consisted of:

	Useful
	Life	2007	2006
Leasehold improvements	3 – 30 yrs.	$813,486	$752,907
Machinery and equipment	3 – 10 yrs.	19,518,020	17,984,393
Bottles, racks and vehicles	3 – 7 yrs.	6,913,808	7,600,860
Furniture, fixtures and office equipment	3 – 7 yrs.	2,029,532	1,985,958
Construction in progress		330,296	—

		29,605,142	28,324,118
Less accumulated depreciation		18,908,124	17,605,284

		$10,697,018	$10,718,834

Depreciation expense for the fiscal years ended October 31, 2007, 2006 and 2005 was $4,118,134, $4,041,448, and $4,802,387, respectively.

9.	GOODWILL AND OTHER INTANGIBLE ASSETS

Components of other intangible assets at October 31 consisted of:

	2007		2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized Intangible Assets:
Customer Lists and Covenants Not to Compete	$5,477,663	$3,227,854	$5,141,123	$2,383,443
Other Identifiable Intangibles	598,705	195,026	633,172	193,277

Total	$6,076,368	$3,422,880	$5,774,295	$2,576,720

Amortization expense for amortizable intangible assets for fiscal years 2007, 2006, and 2005 was $846,160, $877,855, and $787,043, respectively.

Estimated amortization expense for the next five years is as follows:

Fiscal Year Ending	Amount
October 31, 2008	$823,000
October 31, 2009	643,000
October 31, 2010	369,000
October 31, 2011	229,000
October 31, 2012	83,000
Goodwill was assessed as of October 31, 2007, 2006, and 2005. In 2007 and 2005 it was determined that goodwill was not impaired. In 2006, based on the analysis, it was determined at that time that goodwill was impaired. In the second phase of the assessment process it was determined that goodwill on the Company’s books was overvalued by $22,950,018 on the assessment date, resulting in a non-cash impairment loss of that amount in 2006.
The changes in the carrying amount of goodwill for the fiscal years ended October 31, 2007 and 2006 are as follows:

	2007	2006
Beginning balance	$54,421,662	$74,755,851
Goodwill acquired during the year	7,586	12,877
Goodwill disposed of during the year	(5,251)	(16,347)
Adjustment of goodwill related to deferred tax liability	—	2,619,299
Impairment loss	—	(22,950,018)

Balance as of October 31	$54,423,997	$54,421,662

During fiscal year 2006, goodwill was adjusted for an increase in deferred tax liabilities resulting from previous purchases of businesses. The adjustment was based on management’s estimate of the tax basis of the assets acquired and resulted in a corresponding increase to goodwill.
10. OTHER ASSETS
At October 31 the balance of other assets is itemized as follows:

	2007	2006
Note receivable, unsecured, due March 1, 2011, interest 10% per annum	$475,000	$500,000
Note receivable, unsecured, due August 8, 2011, interest 0% per annum	179,830	195,212
Ownership interests	39,000	75,000
Accrued interest	2,309	—

Total	$696,139	$770,212

11. ACCRUED EXPENSES
Accrued expenses as of October 31 are as follows:

	2007	2006
Payroll and Vacation	$1,606,748	$1,877,689
Interest	516,652	530,446
Income Taxes	557,832	184,102
Severance	—	194,459
Accounting and Legal	160,000	189,335
Miscellaneous	613,255	438,005

Total	$3,454,487	$3,414,036

12. DEBT
Senior Debt
On April 6, 2005, the Company refinanced its senior credit facility with Bank of America. The facility refinanced $28 million of existing senior debt in the form of a seven year Term Loan, provided a Revolving Credit Loan of $6 million for working capital and letters of credit for a term of three years, and made available up to $7.5 million in an Acquisition Loan to be used for acquisitions and capital expenditures for a period of three years. The Term Loan may also provide funds for future principal payment of the Company’s subordinated debt if certain financial covenants are met after the first two years of the loan.
With the $28 million of term debt provided by the facility, the Company repaid its borrowings under its former senior credit facility with Webster Bank, including $17.5 million under the old term loan and $5.4 million under the old acquisition line of credit as well as $3.6 million of its subordinated debt. The balance of the new Term Loan as well as $2 million from the new Revolving Line of Credit was used to pay a balance of $3.5 million on the old revolving line of credit with Webster Bank.
On July 5, 2007 the Company and the Bank amended the facility. The amendment extended the working capital and acquisition lines of credit by changing the Acquisition Loan termination date and Revolving Credit Loan maturity date to April 5, 2010 from April 5, 2008 and extended the Term Loan maturity date to January 5, 2014. In conjunction with the extension of the maturity date, the monthly amortization amount on the Term Loan was fixed at $270,833 for the duration of the loan. Prior to the amendment, the Term Loan maturity date was May 5, 2012 and the remaining amortization was scheduled to be monthly amounts, increasing from year to year, ranging from $312,500 to $395,833. In addition, the amendment makes up to $3,000,000 available from the Revolving Credit Loan for repurchase of Company stock or for repayment of subordinated debt and $2,200,000 available from the Acquisition Loan for installation of solar panels for electricity generation at the Company’s leased property in Watertown, Connecticut. The amendment has provisions for amortization of the additional borrowed amounts over the remaining life of the loans starting approximately two years after disbursement. It also alters some of the financial covenant calculations to provide for the additional borrowing.
Interest on the loans is based on the 30-day LIBOR plus an applicable margin based on the Company’s financial performance. The applicable margin may vary from 125 to 225 basis points for the Acquisition and Revolving Credit Loans and 150 to 250 basis points for the Term Loan based on the level of senior debt to earnings before interest, taxes, depreciation, and amortization (EBITDA). The applicable margins as of October 31, 2007 were 1.75% for the Term Loan and 1.5% for the Acquisition and Revolving Credit Loans, resulting in total variable interest rates of 6.46% and 6.21%, respectively. The facility is secured by substantially all of the Company’s assets. As of October 31, 2007, there was $20,042,000 outstanding on the Term Loan and $650,000 outstanding on the Acquisition Loan. There were no borrowings outstanding but there were letters of credit totaling $1,385,000 issued against the Revolving Credit Loan availability as of the end of the fiscal year.
The facility with Bank of America requires that the Company be in compliance with certain financial covenants at the end of each fiscal quarter. The covenants include senior debt service coverage as defined of greater than 1.25 to 1, total debt service coverage as defined of greater than 1 to 1, and senior debt to EBITDA as defined of no greater than 2.50 to 1. As of October 31, 2007 and 2006, the Company was in compliance with all of the financial covenants of the facility.
     Subordinated Debt
As part of the acquisition agreement in 2000 with the former shareholders of Crystal Rock Spring Water Company, the Company issued subordinated notes in the amount of $22,600,000. The notes have an effective date of October 5, 2000, were for an original term of seven years (subsequently extended to 2012 as part of the senior refinancing described above) and bear interest at 12% per year. Scheduled repayments are made quarterly and are interest only for the life of the note unless specified financial targets are met. In April 2004, the Company repaid $5,000,000 of the outstanding principal. In April, 2005, the Company repaid an additional $3,600,000 of this principal. As of October 31, 2007, payments of interest only of $420,000 are due quarterly with a principal payment of $14,000,000 due at maturity.
The notes are secured by all of the assets of the Company but specifically subordinated, with a separate agreement between the debt holders, to the senior credit facility described above.

     Annual Maturities
Annual maturities of debt as of October 31, 2007 are summarized as follows:

	Senior	Credit Lines	Subordinated	Other	Total
Fiscal year ending October 31,
2008	$3,250,000	$—	$—	$10,000	$3,260,000
2009	3,250,000	65,000	—	—	3,315,000
2010	3,250,000	130,000	—	—	3,380,000
2011	3,250,000	130,000	—	—	3,380,000
2012 and after	7,042,000	325,000	14,000,000	—	21,367,000

Total Debt	$20,042,000	$650,000	$14,000,000	$10,000	$34,702,000

13. INTEREST RATE SWAP AGREEMENTS
The Company uses interest rate swaps to effectively convert variable rate debt to a fixed rate. The swap rates are based on the floating 30-day LIBOR rate and are structured such that if the loan rate for the period exceeds the swap rate, then the bank pays the Company to lower the effective interest rate. Conversely, if the loan rate is lower than the swap rate, the Company pays the bank additional interest.
On October 5, 2007, the Company entered into an interest rate hedge swap agreement in conjunction with an amendment to its facility with Bank of America. The intent of the instrument is to fix the interest rate on 75% of the outstanding balance on the Term Loan with Bank of America as required by the facility. The swap fixes the interest rate for the swapped amount at 6.62% (4.87% plus the applicable margin, 1.75%). Also on October 5, 2007, the Company terminated interest rate hedge agreements that it had consummated on July 5, 2007 (“the July 2007 swap”) and May 3, 2005 (the “May 2005 swap”). On that date, the Company paid a net amount of $99,200 to terminate both swaps.
The July 2007 swap was structured to fix the interest rate on 75% of the outstanding balance on the Term Loan, as amended on the same date, taking into account the May 2005 swap when the facility was originally entered in to. The July 2007 swap fixed the interest rate at 7.73% (5.98%, plus the applicable margin, 1.75%) for the term debt. The May 2005 swap fixed the interest rate at 6.41% (4.66%, plus the applicable margin, 1.75%) and amortized concurrently with the loan principal to fix the interest rate with respect to 75% of the outstanding principal prior to the July 5, 2007 amendment. As of October 31, 2007, the total notional amount committed to the swap agreement was $15 million. On that date, the variable rate on the remaining 25% of the term debt was 6.46%.
Based on the floating rate for respective years ended October 31, 2007 and 2006, the Company paid $100,000 and $199,000 less in interest, respectively, than it would have without the interest rate swap agreements.
These swaps are considered cash flow hedges under SFAS No. 133 because they are intended to hedge, and are effective as a hedge, against variable cash flows. As a result,

the changes in the fair values of the derivatives, net of tax, are recognized as comprehensive income or loss until the hedged item is recognized in earnings.
14. STOCK BASED COMPENSATION
Stock Option and Incentive Plans
In April 1998, the Company’s shareholders approved the 1998 Incentive and Non Statutory Stock Option Plan (the “1998 Plan”). In April 2003, the Company’s shareholders approved an increase in the authorized number of shares to be issued under the 1998 Plan from 1,500,000 to 2,000,000. This plan provides for issuance of up to 2,000,000 options to purchase the Company’s common stock under the administration of the compensation committee of the Board of Directors. The intent of this plan is to issue options to officers, employees, directors, and other individuals providing services to the Company. Of the total amount of shares authorized under this plan, 510,500 option shares are outstanding and 1,489,500 option shares are available for grant at October 31, 2007.
In April 2004, the Company’s shareholders approved the 2004 Stock Incentive Plan (the “2004 Plan”). This plan provides for issuances of awards of up to 250,000 restricted or unrestricted shares, or incentive or non-statutory stock options, of the Company’s common stock. Of the total amount of shares authorized under this plan, 149,000 option shares are outstanding, 26,000 restricted shares have been granted, and 75,000 shares are available for grant at October 31, 2007.
All incentive and non-qualified stock option grants had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table summarizes the activity related to stock options and outstanding stock option balances during the last three fiscal years:

	Outstanding Options	Weighted Average
	(Shares)	Exercise Price
Balance at October 31, 2004	2,662,790	$2.96
Granted	414,500	2.28
Expired	(450,800)	2.50

Balance at October 31, 2005	2,626,490	2.96
Exercised	(5,000)	1.80
Expired	(1,864,303)	2.96

Balance at October 31, 2006	757,187	2.96
Expired	(97,687)	2.61

Balance at October 31, 2007	659,500	3.01

In 2007, the 97,687 options that expired related to the 1993 Performance Equity Plan. Options may no longer be issued under this plan and there are no options outstanding under this plan at October 31, 2007.
The total shares available for grant under all plans are 1,564,500 at October 31, 2007.
The following table summarizes information pertaining to outstanding stock options, all of which are exercisable, as of October 31, 2007:

		Weighted Average	Weighted
	Outstanding	Remaining	Average
	Options	Contractual	Exercise	Intrinsic
Exercise Price Range	(Shares)	Life	Price	Value

$1.80 — $2.60	234,500	7.24	$2.32	$—
$2.81 — $3.38	350,000	2.81	3.25	—
$3.50 — $4.25	70,000	2.71	3.99	—
$4.28 — $4.98	5,000	4.17	4.98	—

	659,500	4.38	$3.01	$—

All of the outstanding options as of October 31, 2007 and 2006 were vested.
The intrinsic value of the options exercised during the fiscal year ended October 31, 2006 was $3,230.
Outstanding options were granted with lives of 10 years and provide for vesting over a term of 0-5 years.
     Employee Stock Purchase Plan (ESPP)
The Company maintains an ESPP, under which, as originally approved, 500,000 shares of common stock were reserved for issuance. On March 29, 2007 the Company’s stockholders approved an increase in the number of shares available under the plan from 500,000 to 650,000 shares. Prior to January 1, 2006, the ESPP enabled eligible employees to subscribe, through payroll deductions, to purchase shares of the Company’s common stock at a purchase price equal to 85% of the lower of the fair market value on the commencement date of the offering and the last day of the payroll payment period through December 31, 2005. As of January 1, 2006 the Plan was modified to allow employees to purchase shares of the Company’s common stock at a purchase price equal to 95% of the fair market value on the last day of the payroll payment period. At October 31, 2007, 490,315 shares have issued since the inception of the plan including 52,983 shares issued for proceeds of $86,561 in fiscal year 2007. In fiscal years 2006 and 2005, respectively, 82,315 and 97,047 shares were issued from the plan for proceeds of $124,431 and $150,743, respectively.
     Shares Issued Under the 2004 Stock Incentive Plan
On January 1, 2005, the Company issued 75,000 restricted shares as an award to an employee under the 2004 plan. The total value of the award was $134,250. The Company did not recognize compensation related to this award in fiscal year 2005 since these shares were forfeited in connection with the resignation of the employee on November 2, 2005. Compensation expense of $47,667 was recognized in 2005 relating to a September 2004 issuance of restricted shares.

15. RETIREMENT PLAN
The Company has a defined contribution plan which meets the requirements of Section 401(k) of the Internal Revenue Code. All employees of the Company who are at least twenty-one years of age are eligible to participate in the plan. The plan allows employees to defer a portion of their salary on a pre-tax basis and the Company contributes 25% of amounts contributed by employees up to 6% of their salary. Company contributions to the plan amounted to $134,000, $123,000, and $116,000, for the fiscal years ended October 31, 2007, 2006, and 2005, respectively.
16. COMMITMENTS AND CONTINGENCIES
     Commitment
On August 29, 2007, the Company finalized an Installation Agreement with American Capital Energy, Inc. to install solar electricity generation equipment at its leased property in Watertown, Connecticut. Installation under this agreement is expected to be complete by July of 2008. The total price for the installation is $2,090,000. In conjunction with the installation agreement, the Company entered into a Financial Assistance Agreement to administer a grant of $1,288,000 for the Connecticut Clean Energy Fund. The grant funds will offset the cost of the installation of the equipment.
     Operating Leases
The Company’s operating leases consist of trucks, office equipment and rental property.
Future minimum rental payments over the terms of various lease contracts are approximately as follows:

Fiscal Year Ending October 31,
2008	$2,784,438
2009	2,289,926
2010	1,795,589
2011	1,018,764
2012	596,566
Thereafter	1,874,115

Total	$10,359,398

Rent expense was $3,003,779, $2,897,837, and $2,701,332 for the fiscal years ended October 31, 2007, 2006, and 2005, respectively.
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

17. RELATED PARTY TRANSACTIONS
     Directors and Officers
The Baker family group, consisting of four current directors Henry Baker (Chairman Emeritus), Peter Baker (CEO), John Baker (Executive Vice President) and Ross Rapaport (Chairman), as trustee, together own a majority of our common stock. In addition, in connection with the acquisition of Crystal Rock Spring Water Company in 2000, we issued members of the Baker family group (including Joan Baker, the wife of Henry Baker) 12% subordinated promissory notes secured by all of our assets. The current balance on these notes is $14,000,000.
Henry Baker, has an employment contract with the Company through July 1, 2008. His contract entitles him to annual compensation of $47,000 as well as a leased Company vehicle. John Baker and Peter Baker, have employment contracts with the Company through December 31, 2009. They are also directors. The other two contracts entitle the respective shareholders to annual compensation of $320,000 each and other bonuses and prerequisites.
The Company leases a 67,000 square foot facility in Watertown, Connecticut and a 22,000 square foot facility in Stamford, Connecticut from a Baker family trust. The lease in Stamford expires in October 2010. On August 29, 2007 the Company finalized an amendment to our existing lease in Watertown which extended that lease to 2016.
Future minimum rental payments under these leases are as follows:

Fiscal year ending October 31,	Stamford	Watertown	Total
2008	$248,400	$414,000	$662,400
2009	248,400	414,000	662,400
2010	248,400	414,000	662,400
2011	—	452,250	452,250
2012	—	452,250	452,250
2013	—	461,295	461,295
2014	—	461,295	461,295
2015	—	475,521	475,521
2016	—	475,521	475,521

Totals	$745,200	$4,020,132	$4,765,332

The Company’s Chairman of the Board, Ross S. Rapaport, who also acts as Trustee in various Baker family trusts is employed by Pepe & Hazard LLP a business law firm that the Company uses from time to time. During fiscal 2007, 2006 and 2005, the Company paid $43,956, $80,857, and $117,506 respectively, for services provided by Pepe & Hazard LLP.
     Investment in Voyageur
The Company has an equity position in a software company named Voyageur Software, Inc. (Voyageur) formerly Computer Design Systems, Inc. One of the Company’s directors is a member of the board of directors of Voyageur. The Company uses software designed, sold and serviced by Voyageur in its home and office delivery system to manage customer service, deliveries, inventory, billing and accounts receivable. During fiscal years 2007, 2006, and 2005, the Company paid $384,997, $294,649, and $217,871 respectively, for service, software, and hardware.
The Company has an equity investment in Voyageur representing approximately 24% of the outstanding shares of the company. In 2004, the Company determined that it’s investment in Voyageur was impaired and wrote off the carrying value of its investment Since the Company has written off its entire minority interest in Voyageur, it has not recognized its share of Voyageur’s loss amounting to $76,000, $61,000 and $8,000, in fiscal years 2007, 2006 and 2005, respectively.
18. INCOME TAXES
The following is the composition of income tax expense:

	Fiscal Year Ended October 31,
	2007	2006	2005
Current:
Federal	$960,353	$147,239	$208
State	182,156	210,600	1,790

Total current	1,142,509	357,839	1,998

Deferred:
Federal	169,588	1,177,739	667,664
State	5,006	145,995	70,104

Total deferred	174,594	1,323,734	737,768

Total income tax expense	$1,317,103	$1,681,573	$739,766

Deferred tax assets (liabilities) at October 31, 2007 and October 31, 2006, are as follows:

	October 31,
	2007	2006
Deferred tax assets:
Allowance for doubtful accounts	$134,834	$134,081
Accrued compensation	304,930	494,222
Net operating losses	—	76,832
Accrued liabilities and reserves	17,091	163,492
Interest rate swap	42,586	—

Total deferred tax assets	499,441	868,627

Deferred tax liabilities:
Depreciation	(1,603,022)	(2,116,513)
Amortization	(1,520,069)	(1,243,756)
Interest rate swap	—	(58,077)

Total deferred tax liabilities	(3,123,091)	(3,418,346)

Net deferred tax liability	$(2,623,650)	$(2,549,719)

Income tax expense differs from the amount computed by applying the statutory tax rate to net (loss) income before income tax expense as follows:

	Fiscal Year Ended October 31,
	2007	2006	2005
Income tax expense (benefit) computed at the statutory rate	$1,153,778	$(6,456,105)	$547,522
Goodwill impairment	—	7,803,000	—
Other permanent differences	39,799	99,326	120,959
State income taxes	123,526	235,352	71,285

Income tax expense	$1,317,103	$1,681,573	$739,766

In calculating its effective tax rate, the Company has considered the effect of certain contingent factors involving state and local income taxes. Although it believes that the tax returns filed accurately reflect operations and financial results, the Company has an accrued liability as of October 31, 2007 and 2006 of approximately $150,000 and $165,000, respectively, for the purpose of settling disputes in the event that certain jurisdictions viewed particular tax laws differently than the Company did when the returns were filed.
19.	NET INCOME (LOSS) PER SHARE

The following calculation provides the reconciliation of the denominators used in the calculation of basic and fully diluted earnings per share:

	Fiscal Year Ended October 31,
	2007	2006	2005
Net Income (Loss)	$2,076,364	$(20,670,118)	$870,593

Denominator:
Basic Weighted Average Shares Outstanding	21,624,381	21,630,739	21,619,863
Effect of Stock Options	—	—	5,820

Diluted Weighted Average Shares Outstanding	21,624,381	21,630,739	21,625,683

Basic Net Income (Loss) Per Share	$.10	$(.96)	$.04

Diluted Net Income (Loss) Per Share	$.10	$(.96)	$.04

There were 659,500 options, 757,187 options, and 2,561,490 options outstanding for the years ended October 31, 2007, 2006 and 2005, respectively, that were not included in the dilution calculation because the options’ exercise price exceeded the market price of the underlying common shares.

20.	UNAUDITED QUARTERLY FINANCIAL DATA

The Company’s unaudited quarterly financial data for the last two fiscal years is as follows:

Fiscal 2007	For the quarter ended:
	January 31,	April 30,	July 31,	October 31,
($ in 000’s except per share data)	2007	2007	2007	2007

Net Sales	$15,302	$15,677	$17,107	$17,145
Gross Profit	$8,569	$8,668	$9,938	$9,867
Net Income	$291	$412	$577	$796
Earnings per Share:
Net Income — Basic and Diluted	$.01	$.02	$.03	$.04

Fiscal 2006	For the quarter ended:
	January 31,	April 30,	July 31,	October 31,
($ in 000’s except per share data)	2006	2006	2006	2006

Net Sales	$14,614	$15,240	$16,520	$16,400
Gross Profit	$8,214	$8,765	$9,854	$9,468
Net Income (Loss)	$65	$475	$1,252	$(22,462)
Earnings per Share:
Net Income (Loss) — Basic and Diluted	$—	$.02	$.06	$(1.04)
The Company’s business is seasonal based on weather. It is typical for sales and net income to be higher in the warmer months than the balance of the year. Given the Company’s fiscal year, the quarter ending July 31 is typically the strongest financial quarter. In fiscal year 2006, the results for this quarter were even stronger as a result of a legal settlement of $750,000 in favor of the Company. The fourth quarter loss in 2006 was a result of the Company’s annual goodwill analysis and impairment. The higher earnings in the fourth quarter of 2007 were a result of a sustained level of higher sales as a result of warmer weather during that period and lower operating expenses.

21.	CONCENTRATION OF CREDIT RISK

The Company maintains its cash accounts at various financial institutions. The balances at times may exceed federally insured limits. At October 31, 2007, the Company had cash in deposits exceeding the insured limit by approximately $1,513,000.

22.	LITIGATION

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

In June 2006, certain of the defendants filed motions to dismiss the Company’s complaint based on lack of personal jurisdiction and/or failure to state a claim upon which relief could be granted. Those motions are pending. In July 2006, certain of the defendants filed a counterclaim against the Company seeking recovery of their fees and expenses in the Nestlé litigation. In August 2007, certain of the defendants filed a counterclaim against the Company that includes an abuse of process count in which it is alleged that our claims against them are frivolous and were not advanced in good faith, as well as a quantum meruit count in which these defendants allege that their services were terminated wrongfully and in bad faith. The case is in the discovery stage.

Management intends to pursue its claims, and to the extent of the counterclaims, defend itself vigorously.

On May 15, 2006, the Company entered into an agreement with Nestlé Waters North America Inc. to resolve pending litigation known as Vermont Pure Holdings, Ltd. v Nestlé Waters North America Inc., which was in the United States District Court for the District of Massachusetts. In this lawsuit, filed in August 2003, the Company had made claims under the federal Lanham Act against Nestlé. The parties provided mutual releases and have stipulated to dismissal of the case, with neither side admitting liability or wrongdoing. Nestle paid the Company $750,000 in June 2006 in connection with the agreement. The Company recorded $750,000 as other income in the third quarter of 2006, related to this settlement.

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

23.	REPURCHASE OF COMMON STOCK

In January 2006, the Company’s Board of Directors approved the purchase of up to 250,000 of the Company’s common shares at the discretion of management. Subsequently, the Company purchased, in the open market, 67,100 shares from July through October 2006, for an aggregate purchase price of $104,927. In fiscal year 2007, the Company purchased an additional 55,600 shares for an aggregate purchase price of $104,779. The Company expects to continue to purchase stock in the open market but total purchases may not ultimately reach the limit established. The Company has used internally generated cash to fund these purchases.