Form 10-Q
period 2008-01-31
VERMONT PURE HOLDINGS LTD/DE
filed 2008-03-17
CIK 1123316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-31797
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding at March 5, 2008

Common Stock, $.001 Par Value	21,632,292

VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	January 31,	October 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$333,593	$1,873,385
Accounts receivable — net	7,662,692	7,522,831
Inventories	1,690,671	1,711,366
Deferred tax asset	499,441	499,441
Other current assets	511,043	683,212

TOTAL CURRENT ASSETS	10,697,440	12,290,235

PROPERTY AND EQUIPMENT — net	11,367,456	10,697,018

OTHER ASSETS:
Goodwill	54,436,706	54,423,997
Other intangible assets — net	2,694,358	2,653,488
Other assets	691,474	696,139

TOTAL OTHER ASSETS	57,822,538	57,773,624

TOTAL ASSETS	$79,887,434	$80,760,877

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long term debt	$3,373,453	$3,260,030
Accounts payable	1,999,650	2,101,399
Accrued expenses	2,756,259	3,454,487
Current portion of customer deposits	721,826	755,965
Unrealized loss on derivatives	679,300	109,722

TOTAL CURRENT LIABILITIES	9,530,488	9,681,603

Long term debt, less current portion	16,647,085	17,441,667
Deferred tax liability	3,123,091	3,123,091
Subordinated debt	14,000,000	14,000,000
Customer deposits	2,771,216	2,910,875

TOTAL LIABILITIES	46,071,880	47,157,236

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock — $.001 par value, 50,000,000 authorized shares 21,829,142 issued and 21,632,893 outstanding shares as of January 31, 2008 and 21,800,555 issued and 21,606,305 outstanding as of October 31, 2007	21,829	21,800
Additional paid in capital	58,352,178	58,307,395
Treasury stock, at cost, 196,250 shares as of January 31, 2008 and 194,250 shares as of October 31, 2007	(477,815)	(474,441)
Accumulated deficit	(23,671,755)	(24,183,977)
Accumulated other comprehensive loss	(408,883)	(67,136)

TOTAL STOCKHOLDERS’ EQUITY	33,815,554	33,603,641

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$79,887,434	$80,760,877

See notes to the condensed consolidated financial statements.

VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended January 31,
	2008	2007
	(Unaudited)

NET SALES	$16,385,259	$15,302,189

COST OF GOODS SOLD	7,236,819	6,732,769

GROSS PROFIT	9,148,441	8,569,420

OPERATING EXPENSES:
Selling, general and administrative expenses	7,045,351	6,868,020
Advertising expenses	341,000	193,893
Amortization	225,175	207,242
Gain on disposal of property and equipment	(9,295)	(7,663)

TOTAL OPERATING EXPENSES	7,602,231	7,261,492

INCOME FROM OPERATIONS	1,546,209	1,307,928

OTHER INCOME (EXPENSE):
Interest expense	(781,014)	(823,065)

INCOME BEFORE INCOME TAX EXPENSE	765,195	484,863

INCOME TAX EXPENSE	(252,973)	(194,214)

NET INCOME	$512,222	$290,649

NET INCOME PER SHARE — BASIC	$0.02	$0.01

NET INCOME PER SHARE — DILUTED	$0.02	$0.01

WEIGHTED AVERAGE SHARES USED IN COMPUTATION — BASIC	21,614,040	21,618,078

WEIGHTED AVERAGE SHARES USED IN COMPUTATION — DILUTED	21,614,040	21,618,078

See notes to the condensed consolidated financial statements.

VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended January 31,
	2008	2007
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$512,222	$290,649
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,059,671	1,038,740
Provision for bad debts	81,560	316,244
Amortization	225,175	207,242
Non cash interest expense	31,521	25,970
Gain on disposal of property and equipment	(9,295)	(7,663)
Changes in assets and liabilities:
Accounts receivable	(221,421)	(529,442)
Inventories	20,695	(214,820)
Other current assets	172,169	81,842
Other assets	4,665	3,032
Accounts payable	(101,749)	(411,519)
Accrued expenses	(470,397)	(531,391)
Customer deposits	(173,798)	(63,746)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,131,018	205,138

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,642,176)	(782,118)
Proceeds from sale of property and equipment	22,803	24,318
Cash used for acquisitions	(275,477)	(186,275)

NET CASH USED IN INVESTING ACTIVITIES	(1,894,850)	(944,075)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of debt	(817,398)	(812,500)
Purchase of treasury stock	(3,374)	—
Proceeds from sale of common stock	44,812	39,238

NET CASH USED IN FINANCING ACTIVITIES	(775,960)	(773,262)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,539,792)	(1,512,199)

CASH AND CASH EQUIVALENTS — beginning of period	1,873,385	2,120,111

CASH AND CASH EQUIVALENTS — end of period	$333,593	$607,912

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest	$795,787	$834,985

Cash payments for income taxes	$540,500	$96,462

Notes payable issued in acquisitions	$96,895	$59,000

Property and equipment acquired with debt	$39,344	$—

See the notes to the condensed consolidated financial statements.

VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the condensed consolidated financial position, results of operations, and cash flows for the periods presented. The results have been determined on the basis of generally accepted accounting principles and practices of the United States of America (“GAAP”), applied consistently with the Annual Report on Form 10-K of Vermont Pure Holdings, Ltd. (the “Company”) for the year ended October 31, 2007.

Certain information and footnote disclosures normally included in audited consolidated financial statements presented in accordance with GAAP have been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2007. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

The financial statements herewith reflect the consolidated operations and financial condition of Vermont Pure Holdings Ltd. and its wholly owned subsidiary Crystal Rock, LLC.
2.	RECENT PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An amendment of ARB No. 51.” SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which is fiscal 2010 for the Company.
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
The Company has several stock-based compensation plans under which incentive and non-qualified stock options and restricted shares are granted. In April 1998, the Company’s stockholders approved the 1998 Incentive and Non-Statutory Stock Option Plan. In April 2003, the Company’s stockholders approved an increase in the authorized number of shares to be issued under its 1998 Incentive and Non-Statutory Stock Option Plan from 1,500,000 to 2,000,000. This plan provides for issuances of options to purchase the Company’s common stock under the administration of the compensation committee of the Board of Directors. The intent of the plan is to reward options to officers, employees, directors, and other individuals providing services to the Company.
In April 2004, the Company’s stockholders approved the 2004 Stock Incentive Plan. The plan provides for issuances of awards of up to 250,000 restricted or unrestricted shares of the Company’s common stock, or incentive or non-statutory stock options to purchase such common stock. Of the total amount of shares authorized under this plan, 149,000 option shares are outstanding, 26,000 restricted shares have been granted, and 75,000 shares are available for grant at January 31, 2008.
The options issued under the plans generally vest in periods up to five years based on the continuous service of the recipient and have 10 year contractual terms. Share awards generally vest over one year. Option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the plan).
There was no activity related to stock options and outstanding stock option balances or other equity based compensation during the three months ended January 31, 2008 and 2007. The Company did not grant any equity based compensation during the three months ended January 31, 2008 and 2007.
The following table summarizes information pertaining to outstanding stock options, all of which are exercisable, as of January 31, 2008:

		Weighted Average	Weighted	Intrinsic
Exercise	Outstanding	Remaining	Average	Value
Price	Options	Contractual	Exercise	as of
Range	(Shares)	Life	Price	January 31, 2008

$1.80 — $2.60	234,500	7.0	$2.32	$—
$2.81 — $3.38	368,200	2.5	3.24	—
$3.50 — $4.25	70,000	2.5	3.99	—
$4.28 — $4.98	5,000	3.9	4.98	—

	677,700		$3.01	$—

Outstanding options were granted with lives of 10 years and provide for vesting over a term of 0-5 years. Since all outstanding stock options were fully vested as of January 31, 2008 there was no unrecognized share based compensation related to unvested options as of that date. All incentive and non-qualified stock option grants had an exercise price equal to the market value of the underlying common stock on the date of grant.
      Employee Stock Purchase Plan
On June 15, 1999, the Company’s stockholders approved the Vermont Pure Holdings, Ltd. 1999 Employee Stock Purchase Plan (“ESPP”). On January 1, 2001, employees commenced participation in the plan. The total number of shares of common stock issued under this plan during the three months ended January 31, 2008 and 2007 was 28,588 and 52,379 for proceeds of $44,812 and $79,695, respectively.
On March 29, 2007, the Company’s stockholders approved an increase in the number of shares available under the plan from 500,000 to 650,000 shares. Effective January 1, 2006, ESPP shares are granted at 95% of the fair market value at the last day of the offering period. Prior to that, ESPP shares were granted at 85% of the fair market value at the lower of the first or last day of the offering period.
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

As of January 31, 2008, the total notional amount committed to the swap agreement was $14.4 million. On that date, the variable rate on the remaining 25% of the term debt was 4.89%. Based on the floating rate for respective three month periods ended January 31, 2008 and 2007, the Company paid $1,000 and $29,000 less in interest, respectively, than it would have without the swaps.

These swaps are considered cash flow hedges under SFAS No. 133 because they are intended to hedge, and are effective as a hedge, against variable cash flows. As a result, the changes in the fair values of the derivatives, net of tax, are recognized as comprehensive income or loss until the hedged item is recognized in earnings.

5.	COMPREHENSIVE INCOME

The following table summarizes comprehensive income for the respective periods:

	Three Months Ended
	January 31,
	2008	2007
Net Income	$512,222	$290,649
Other Comprehensive Income:
Unrealized gain (loss) on derivatives designated as cash flow hedges — net of tax	(341,747)	47,896

Comprehensive Income	$170,475	$338,545

6.	INVENTORIES

Inventories consisted of the following at:

	January 31,	October 31,
	2008	2007
Finished Goods	$1,577,890	$1,546,168
Raw Materials	112,781	165,198

Total Inventories	$1,690,671	$1,711,366

7.	INCOME PER SHARE AND WEIGHTED AVERAGE SHARES

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

	Three Months Ended
	January 31,
	2008	2007
Net Income	$512,222	$290,649
Denominator:
Basic Weighted Average Shares Outstanding	21,614,040	21,618,078
Dilutive effect of Stock Options	—	—

Diluted Weighted Average Shares Outstanding	21,614,040	21,618,078

Basic Income Per Share	$.02	$.01

Diluted Income Per Share	$.02	$.01

There were 677,700 and 775,387 options outstanding as of January 31, 2008 and 2007, respectively. For the three month period ended January 31, 2008 and 2007 there were no options used to calculate the effect of dilution because all of the outstanding options’ exercise prices exceeded the market price of the underlying common shares.
8.	DEBT

As of January 31, 2008 the Company had an outstanding balance of $19.2 million on its term loan and $650,000 on its $7.5 million acquisition line of credit with Bank of America. There was no balance on the $6 million revolving line of credit but there were $1,385,000 outstanding in letters of credit issued against the revolving line of credit’s availability. As of January 31, 2008 there was $6,850,000 and $4,615,000 available on the acquisition and revolving lines of credit, respectively.

As of January 31, 2008, the Company had approximately $5.5 million of debt subject to variable interest rates. Under the senior credit agreement with Bank of America, interest is paid at a rate of LIBOR plus a margin of 1.75% on term debt and 1.50% on the acquisition line of credit resulting in variable interest rates of 4.89% and 4.64%, respectively at January 31, 2008.

The Company’s credit facility requires the Company to be in compliance with certain financial covenants at the end of each fiscal quarter. The covenants include senior debt service coverage as defined of greater than 1.25 to 1, total debt service coverage as defined of greater than 1 to 1, and senior debt to EBITDA of greater than 2.50 to 1. As of January 31, 2008, the Company was in compliance with these covenants.

As of January 31, 2008, the Company had $14,000,000 of subordinated debt outstanding bearing an interest rate of 12%.
9.	GOODWILL AND OTHER INTANGIBLE ASSETS

Major components of intangible assets at January 31, 2008 and October 31, 2007 consisted of:

	January 31, 2008		October 31, 2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable Intangible Assets:
Customer Lists and Covenants Not to Compete	$5,775,230	$3,452,592	$5,477,663	$3,227,854
Other Intangibles	567,184	195,464	598,705	195,026

Total	$6,342,414	$3,648,056	$6,076,368	$3,422,880

Amortization expense for the three month periods ending January 31, 2008 and 2007 was $225,175 and $207,242, respectively.

The changes in the carrying amount of goodwill for the three month period ending January 31, 2008 are as follows:

Balance as of October 31, 2007	$54,423,997
Goodwill acquired during the period	12,709

Balance as of January 31, 2008	$54,436,706

10.	SUBSEQUENT EVENT — RELATED PARTY TRANSACTIONS
      Investment in Voyageur
The Company has an equity position in a software company named Voyageur Software, Inc. (Voyageur) formerly Computer Design Systems, Inc. One of the Company’s directors is a member of the board of directors of Voyageur. On February 29, 2008, Voyageur sold substantially all of its assets to another software company. As a result of the sale, Voyageur will cease its operations and software development and maintenance previously provided by Voyageur to the Company will now be provided by the buyer. The Company may have additional post closing costs related to the closure of Voyageur’s operations but it doesn’t expect those costs to be material.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto as filed in our Annual Report on Form 10-K for the year ended October 31, 2007 as well as the condensed consolidated financial statements and notes contained herein.
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
Results of Operations
Overview and Trends
Our net income increased over the first quarter last year largely on the strength of increased sales. Our core product sales, water and equipment rentals, declined as compared to last year. We do not consider this decline a trend since the first quarter is seasonally our lowest period for those products. The sales increase was attributable to single serve-coffee, which is positively influenced by the seasonal influences in the first quarter. In addition, we had a large proportionate increase in revenue related to fees to offset increasing energy costs driven by market conditions.
We will be devoting more resources in future quarters to sales support and advertising for our core products. In the longer term, operating costs continue to be adversely affected by outside conditions such as fuel, insurance, and administrative expenses related to regulatory requirements. The SEC has extended the period to comply with Section 404 of the Sarbanes-Oxley Act for certain companies and we have been able to take advantage of this extension. We absorbed some of this compliance cost in fiscal year 2005 and expect that most of the remainder of the anticipated cost to comply will be incurred throughout the current fiscal year.
We continue to reduce debt through scheduled principal payments of our senior debt. In addition, the potential of growth through acquisitions remains viable. We have ample opportunities to acquire businesses through small acquisitions and will take advantage of these opportunities based on price, potential synergies, and access to capital. If we do exploit such opportunities, we would likely increase our outstanding debt.

Results of Operations for the Three Months Ended January 31, 2008 (First Quarter) Compared to the Three Months Ended January 31, 2007
Sales
Sales for the three months ended January 31, 2008 were $16,385,000 compared to $15,302,000 for the corresponding period in 2007, an increase of $1,083,000 or 7%. The increase was primarily the result of coffee sales and sales of non-core products which more than offset a decline in the sales of core products. Sales as a result of acquisitions completed in the last three quarters of fiscal year 2007 and the first quarter of 2008 accounted for $117,000 of total sales for the first quarter of 2008. Net of the acquisition related sales growth, sales grew 6% from a year ago.
The comparative breakdown of sales of the product lines for the respective three-month periods ended January 31, 2008 and 2007 is as follows:

Product Line	2008	2007	Difference	% Diff.
(000’s $)
Water	$6,621	$6,777	$(156)	(2%)
Coffee and Related	5,352	4,783	569	12%
Equipment Rental	2,243	2,291	(48)	(2%)
Other	2,169	1,451	718	49%

Total	$16,385	$15,302	$1,083	7%
Water — Sales of water and related products decreased as a result of a decrease in the amount of water sold compared to the comparable period in the prior year. Volume in the first quarter of 2008 decreased 3% from the same quarter of 2007. Acquisitions offset some of the decrease, increasing sales 1% in the respective period over last year.
Coffee and Related Products — The increase in sales in the first quarter of 2008 compared to the comparable period in 2007 was attributable to increased volume of all products in this category but primarily to the growth of single serve coffee, which grew 21%, to $2,328,000 in the first quarter of 2008 compared to $1,925,000 in the same period in fiscal year 2007. Net of the effects of acquisitions, sales for the category increased 11%.
Equipment Rental — Equipment rental revenue decreased slightly in the first quarter of 2008 compared to the comparable period in 2007 primarily as a result of a decrease in the average rental price that more than offset an increase in placements of equipment. Sales were 2% higher in the first quarter of 2008 due to increased equipment placements and 4% lower as a result of lower prices as compared to the first quarter of 2007. Acquisitions had no impact on equipment rental revenue.
Other — The substantial increase in other revenue is reflective of fees that are charged as a result of higher energy costs for delivery and freight, raw materials, and bottling operations. These charges increased to $683,000 in the first quarter of 2008 from $198,000 in the same period in 2007. Sales of other products such as single-serve drinks, cups, and vending items, in aggregate, increased 4% from the first quarter last year to the first quarter of 2008.

Gross Profit/Cost of Goods Sold — For the three months ended January 31, 2008, gross profit increased $579,000, or 7%, to $9,148,000 from $8,569,000 for the comparable period in 2007. The increase in gross profit was primarily due to higher sales and stable cost of goods sold, as a percentage of sales. As a percentage of sales, gross profit was 56% in the first quarter for both 2008 and 2007.
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
Operating Expenses and Income from Operations
Total operating expenses increased to $7,602,000 in the first quarter of 2008 from $7,261,000 in the comparable period in 2007, an increase of $341,000, or 5%.
Selling, general and administrative (SG&A) expenses of $7,045,000 in the first quarter of 2008 increased $177,000, or 3%, from $6,868,000 in the comparable period in 2007. Of total SG&A expenses, route distribution costs increased $171,000 as a result of higher fuel and sales-related compensation costs; selling costs increased $18,000, or 3% as a result of higher sales-related compensation costs; and administration costs decreased $12,000 as a result of higher salaries and legal costs being offset by lower accounting and computer-related fees.
Advertising expenses were $341,000 in the first quarter of 2008 compared to $194,000 in the first quarter of 2007, an increase of $147,000, or 75%. The increase in advertising costs is primarily related to an increase in yellow page advertising due to timing in the specific advertising programs purchased as compared to the previous year.
Amortization was $225,000 in the first quarter of 2008, substantially unchanged from $207,000 in the comparable quarter in 2007. Amortization is attributable to intangible assets that were acquired as part of acquisitions in recent years.
Income from operations for the three months ended January 31, 2008 was $1,546,000 compared to $1,308,000 in the comparable period in 2007, an increase of $238,000, or 18%. The increase was a result of higher sales and stable cost of goods sold and operating costs.
Interest, Taxes, and Other Expenses — Income from Continuing Operations
Interest expense was $781,000 for the three months ended January 31, 2008 compared to $823,000 in the three months ended January 31, 2007, a decrease of $42,000. The decrease is attributable to lower outstanding debt that more than offset higher interest rates. Higher interest rates were a result of fixing senior debt at a long term rate higher than short term market rates when the debt was re-financed in 2007.
Income before income taxes was $765,000 for the three months ended January 31, 2008 compared to income before income taxes of $485,000 in the corresponding period in 2007, an improvement of $280,000. The tax expense for the first quarter of fiscal year 2008 was $253,000 and was based on the expected effective tax rate of 33%. We recorded a tax expense of $194,000 related to income from operations in the first quarter of fiscal year 2007 based on an effective tax rate of 40%. The decrease in the effective tax rate was primarily a result of the affect of expected tax credits for the installation of solar electricity generating equipment during fiscal year 2008.
Net Income
Net income of $512,000 for the three months ended January 31, 2008 increased from net income of $291,000 in the corresponding period in 2007, an improvement of $221,000. The increase is attributable to higher sales and stable costs for the first quarter of 2008 as compared to the same period in fiscal year 2007.
Liquidity and Capital Resources
As of January 31, 2008, we had working capital of $1,155,000 compared to $2,609,000 as of October 31, 2007, a decrease of $1,454,000. The decrease in working capital was primarily attributable to the use of cash during the period for capital expenditures, acquisitions and debt reduction. Net cash provided by operating activities increased $926,000 to $1,131,000 in 2008 from $205,000 in 2007. The increase was attributable to increased net income and less cash being used to fund changes in accounts receivable, inventory, and accounts payable in the first quarter of fiscal year 2008 as compared to the first quarter of fiscal year 2007.
As mentioned above, we use cash provided by operations to repay debt and fund capital expenditures. In the first quarter of fiscal year 2008, we used $817,000 for scheduled repayments of our term debt. In addition we used $1,642,000 for capital expenditures. Capital expenditures were substantially higher than the same quarter last year because of $706,000 expended on our solar electricity generation project and also included routine expenditures for coolers, brewers, bottles and racks related to home and office distribution. We have received a grant to partially offset the capital cost of the solar project. We have not received funds from the grant as of January 31, 2008 but expect to during the course of the year. The contracted installation price of the project is $2,090,000 and we anticipate receiving $1,288,000 in related grant revenue.
As of January 31, 2008, we did not have outstanding balances on our revolving line of credit and we had $650,000 outstanding on our acquisition line of credit with Bank of America. We had letters of credit totaling $1,385,000 outstanding and issued against the availability of our revolving line of credit. Consequently, as of January 31, 2008 there was $6,850,000 and $4,615,000 available on the acquisition and revolving lines of credit, respectively.
Our credit facility requires that we be in compliance with certain financial covenants at the end of each fiscal quarter. The covenants include senior debt service coverage as defined of greater than 1.25 to 1, total debt service coverage as defined of greater than 1 to 1, and senior debt to EBITDA as defined of no greater than 2.5 to 1. As of January 31, 2008, we were in compliance with all of the financial covenants of our credit facility.

As of January 31, 2008, we had an interest rate swap agreement with Bank of America in effect. The intent of the instrument is to fix the interest rate on 75% of the outstanding balance on the Term Loan as required by the credit facility. The swap fixes the interest rate for the swapped amount at 6.62% (4.87% plus the applicable margin, 1.75%).
The net deferred tax liability at January 31, 2008 represents temporary timing differences, primarily attributable to depreciation and amortization, between book and tax calculations. We have used all of our federal net operating loss carryforwards and will have to fund our tax liabilities with cash in the current fiscal year and in the future.
In addition to our senior and subordinated debt commitments, we have significant future cash commitments, primarily in the form of operating leases that are not reported on the balance sheet. The following table sets forth our contractual commitments in future fiscal years:

	Payment due by fiscal year
		Remainder
Contractual Obligations (1)	Total	of 2008	2009-2010	2011-2012	After 2012
Debt	$33,229,000	$2,437,000	$6,500,000	$6,500,000	$17,792,000
Interest on Debt (2)	14,960,000	2,118,000	5,077,000	4,250,000	3,515,000
Operating Leases	9,754,000	2,105,000	4,135,000	1,640,000	1,874,000

Total	$57,943,000	$6,660,000	$15,712,000	$12,390,000	$23,181,000

(1)	Customer deposits have been excluded from the table. Deposit balances vary from period to period with water sales but future increases and decreases in the balances are not accurately predictable. Deposits are excluded because, net of periodic additions and reductions, it is probable that a customer deposit balance will always be outstanding as long as the business operates.

(2)	Interest based on 75% of outstanding senior debt at the hedged interest rate discussed above, 25% of outstanding senior debt at a variable rate of 4.89%, and subordinated debt at a rate of 12%.
We have no other material contractual obligations or commitments.
Inflation has had no material impact on our performance.
Item 3. Quantitative and Qualitative Disclosures about Market Risks.
Pursuant to Regulation S-K, Item 305(e), smaller reporting companies are not required to provide this information.
Item 4. Controls and Procedures.
Our Chief Executive Officer and our Chief Financial Officer, and other members of our senior management team have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were adequate and effective to provide reasonable assurance that information required to be disclosed by us, including our consolidated subsidiary, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures were effective to insure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that the controls and procedures will meet their objectives.
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
Changes in Internal Control over Financial Reporting.
During the three months ended January 31, 2008, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
There have been no material developments in our legal proceedings since they were disclosed in our Annual Report on Form 10-K for the period ending October 31, 2007.
Item 1A. Risk Factors.
There have been no material changes in our Risk Factors since they were disclosed in our Annual Report on Form 10-K for the period ending October 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) The following table summarizes the stock repurchases, by month, that were made during the three months ended January 31, 2008.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price Paid	Part of a Publicly	be Purchased Under
	Shares Purchased	per Share	Announced Program (1)	the Program (1)
November 1-30	2,000	$1.66	2,000	163,400
December 1-31	—	—	—	163,400
January 1-31	—	—	—	163,400

Total	2,000	$1.66	2,000

(1)	On June 16, 2006, we announced a program to repurchase up to 250,000 shares of our common stock at the discretion of management. There is no expiration date for the program and the share limit may not be reached.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.

Item 6. Exhibits.

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
Dated: March 17, 2008

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