Form 10-Q
period 2008-04-30
VERMONT PURE HOLDINGS LTD/DE
filed 2008-06-16
CIK 1123316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding at
Class	June 6, 2008

Common Stock, $.001 Par Value	21,530,292

VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	April 30,	October 31,
	2008	2007
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$135,334	$1,873,385
Accounts receivable — net	8,233,155	7,522,831
Inventories	1,842,127	1,711,366
Deferred tax asset	499,441	499,441
Other current assets	715,863	683,212

TOTAL CURRENT ASSETS	11,425,920	12,290,235

PROPERTY AND EQUIPMENT — net	11,319,457	10,697,018

OTHER ASSETS:
Goodwill	54,439,063	54,423,997
Other intangible assets — net	2,473,068	2,653,488
Other assets	172,333	696,139

TOTAL OTHER ASSETS	57,084,464	57,773,624

TOTAL ASSETS	$79,829,841	$80,760,877

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long term debt	$4,060,889	$3,260,030
Accounts payable	2,329,483	2,101,399
Accrued expenses	2,289,956	3,454,487
Current portion of customer deposits	708,915	755,965
Unrealized loss on derivatives	557,131	109,722

TOTAL CURRENT LIABILITIES	9,946,374	9,681,603

Long term debt, less current portion	15,830,013	17,441,667
Deferred tax liability	3,123,091	3,123,091
Subordinated debt	14,000,000	14,000,000
Customer deposits	2,714,981	2,910,875

TOTAL LIABILITIES	45,614,459	47,157,236

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock — $.001 par value, 50,000,000 authorized shares 21,829,142 issued and 21,530,292 outstanding shares as of April 30, 2008 and 21,800,555 issued and 21,606,305 outstanding as of October 31, 2007	21,829	21,800
Additional paid in capital	58,352,178	58,307,395
Treasury stock, at cost, 298,850 shares as of April 30, 2008 and 194,250 shares as of October 31, 2007	(621,871)	(474,441)
Accumulated deficit	(23,201,173)	(24,183,977)
Accumulated other comprehensive loss	(335,581)	(67,136)

TOTAL STOCKHOLDERS’ EQUITY	34,215,382	33,603,641

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$79,829,841	$80,760,877

See notes to the condensed consolidated financial statements.

VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended April 30,		Six months ended April 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
NET SALES	$17,437,650	$15,676,690	$33,822,909	$30,978,879

COST OF GOODS SOLD	7,636,634	7,008,530	14,873,453	13,741,299

GROSS PROFIT	9,801,016	8,668,160	18,949,456	17,237,580

OPERATING EXPENSES:
Selling, general and administrative expenses	7,593,578	6,652,336	14,638,929	13,520,356
Advertising expenses	453,132	324,027	794,132	517,920
Amortization	226,544	210,149	451,719	417,391
Gain on disposal of property and equipment	(50,351)	(7,689)	(59,646)	(15,352)

TOTAL OPERATING EXPENSES	8,222,903	7,178,823	15,825,134	14,440,315

INCOME FROM OPERATIONS	1,578,113	1,489,337	3,124,322	2,797,265

OTHER INCOME (EXPENSE):
Interest expense	(781,814)	(801,730)	(1,562,828)	(1,624,795)

INCOME BEFORE INCOME TAX EXPENSE	796,299	687,607	1,561,494	1,172,470

INCOME TAX EXPENSE	(325,717)	(275,614)	(578,690)	(469,828)

NET INCOME	$470,582	$411,993	$982,804	$702,642

NET INCOME PER SHARE — BASIC	$0.02	$0.02	$0.05	$0.03

NET INCOME PER SHARE — DILUTED	$0.02	$0.02	$0.05	$0.03

WEIGHTED AVERAGE SHARES USED IN COMPUTATION — BASIC	21,623,789	21,635,113	21,618,861	21,628,632

WEIGHTED AVERAGE SHARES USED IN COMPUTATION — DILUTED	21,623,789	21,635,470	21,618,861	21,628,632

See notes to the condensed consolidated financial statements.

VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended April 30,
	2008	2007
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$982,804	$702,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,135,332	2,083,875
Provision for bad debts on accounts receivable	168,418	154,612
Provision for bad debts on notes receivable	516,008	—
Amortization	451,719	417,391
Non cash interest expense	62,811	51,941
Gain on disposal of property and equipment	(59,646)	(15,352)
Changes in assets and liabilities:
Accounts receivable	(878,742)	(337,867)
Inventories	(130,761)	(612,439)
Other current assets	(32,651)	—
Other assets	7,798	(437,210)
Accounts payable	228,084	646,999
Accrued expenses	(985,567)	(1,161,641)
Customer deposits	(242,944)	(88,856)

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,222,663	1,404,095

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(2,672,420)	(1,891,510)
Proceeds from sale of property and equipment	97,567	48,770
Cash used for acquisitions	(317,834)	(186,275)

NET CASH USED IN INVESTING ACTIVITIES	(2,892,687)	(2,029,015)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net line of credit borrowings	674,672	953,757
Principal payments of debt	(1,640,081)	(1,736,653)
Purchase of treasury stock	(147,430)	(6,267)
Proceeds from sale of common stock	44,812	39,239

NET CASH USED IN FINANCING ACTIVITIES	(1,068,027)	(749,924)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,738,051)	(1,374,844)

CASH AND CASH EQUIVALENTS — beginning of period	1,873,385	2,120,111

CASH AND CASH EQUIVALENTS — end of period	$135,334	$745,267

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest	$1,531,440	$1,601,692

Cash payments for income taxes	$1,109,300	$672,962

Notes payable issued in acquisitions	$112,395	$59,000

Property and equipment acquired with debt	$39,344	$—

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

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An amendment of ARB No. 51.” SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which is fiscal 2010 for the Company.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 amends SFAS 133 to require enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Enhanced disclosure requirements include: objectives and strategies for the use of a derivative instrument, the level of a company’s derivative activity, tabular presentation of fair value of derivatives included on the balance sheet and amounts of gains and losses on derivatives reported in the income statement or other comprehensive income, and existence and nature of credit-risk-related contingent features. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently assessing the impact, if any, this pronouncement will have on its reporting and when, if necessary, to implement enhanced reporting.
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

There was no activity related to stock options and outstanding stock option balances or other equity based compensation during the three and six month periods ended April 30, 2008 and 2007. The Company did not grant any equity based compensation during the six months ended April 30, 2008 and 2007.

The following table summarizes information pertaining to outstanding stock options, all of which are exercisable, as of April 30, 2008:

		Weighted
		Average	Weighted	Intrinsic
Exercise	Outstanding	Remaining	Average	Value
Price	Options	Contractual	Exercise	as of
Range	(Shares)	Life	Price	April 30, 2008

$1.80 - $2.60	234,500	6.7	$2.32	$—
$2.81 - $3.38	358,200	2.3	3.24	—
$3.50 - $4.25	70,000	2.2	3.99	—
$4.28 - $4.98	5,000	3.7	4.98	—

	667,700		$3.01	$—

Outstanding options were granted with lives of 10 years and provide for vesting over a term of 0-5 years. Since all outstanding stock options were fully vested as of April 30, 2008 there was no unrecognized share based compensation related to unvested options as of that date. All incentive and non-qualified stock option grants had an exercise price equal to the market value of the underlying common stock on the date of grant.
Employee Stock Purchase Plan
On June 15, 1999, the Company’s stockholders approved the Vermont Pure Holdings, Ltd. 1999 Employee Stock Purchase Plan (“ESPP”). On January 1, 2001, employees commenced participation in the plan. The total number of shares of common stock issued under this plan during the six months ended April 30, 2008 and 2007 was 28,588 and 27,173 for proceeds of $44,812 and $39,239, respectively.
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

As of April 30, 2008, the total notional amount committed to the swap agreement was $13.8 million. On that date, the variable rate on the remaining 25% of the term debt was 4.55%.

Based on the floating rate for respective three month periods ended April 30, 2008 and 2007, the Company paid $65,000 more and $57,000 less in interest, respectively, than it would have without the swaps.
These swaps are considered cash flow hedges under SFAS No. 133 because they are intended to hedge, and are effective as a hedge, against variable cash flows. As a result, the changes in the fair values of the derivatives, net of tax, are recognized as comprehensive income or loss until the hedged item is recognized in earnings.
5.	COMPREHENSIVE INCOME

The following table summarizes comprehensive income for the respective periods:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2008	2007	2008	2007
Net income	$470,582	$411,993	$982,804	$702,642

Other comprehensive income (loss):
Unrealized gain (loss) on derivatives designated as cash flow hedges — net of tax	73,302	(77,853)	(268,445)	(29,957)

Comprehensive income	$543,884	$334,140	$714,359	$672,685

6.	INVENTORIES

Inventories consisted of the following at:

	April 30, 2008	October 31, 2007
Finished Goods	$1,689,315	$1,546,168
Raw Materials	152,812	165,198

Total Inventories	$1,842,127	$1,711,366

7.	OTHER ASSETS

In the second quarter of fiscal year 2008, the Company provided a provision for bad debt expense on an unsecured, subordinated note receivable from Trident LLC. The note, which was due in full in 2011 and had a principal of $475,000, represented the remaining portion of the sales price that was receivable from the sale of its retail operations in March, 2004. The note was considered fully impaired primarily based on advice from Trident that it had closed its principal facility and generally ceased its operations due to cash flow problems. The provision for bad debt expense is reflected in selling, general and administrative expenses during the three and six month periods ended April 30, 2008.

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

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2008	2007	2008	2007
Net Income	$470,582	$411,993	$982,804	$702,642
Denominator:
Basic Weighted Average Shares Outstanding	21,623,789	21,635,113	21,618,861	21,628,632
Dilutive effect of Stock Options	—	357	—	—

Diluted Weighted Average Shares Outstanding	21,623,789	21,635,470	21,618,861	21,628,632

Basic Income Per Share	$.02	$.02	$.05	$.03

Diluted Income Per Share	$.02	$.02	$.05	$.03

There were 667,700 and 724,500 options outstanding as of April 30, 2008 and 2007, respectively. For the three and six month periods ended April 30, 2008 and 2007 there were no options used to calculate the effect of dilution because all of the outstanding options’ exercise prices exceeded the market price of the underlying common shares.
9.	DEBT

As of April 30, 2008 the Company had outstanding balances of $18.4 million on its term loan, $650,000 on its $7.5 million acquisition line of credit and $675,000 on the $6 million revolving line of credit with Bank of America. In addition, there was an outstanding letter of credit for $1,485,000 issued against the revolving line of credit’s availability. As of April 30, 2008 there was $6,850,000 and $3,840,000 available on the acquisition and revolving lines of credit, respectively.

As of April 30, 2008, the Company had approximately $5.9 million of debt subject to variable interest rates. Under the senior credit agreement with Bank of America, interest is paid at a rate of LIBOR plus a margin of 1.75% on term debt and 1.50% on the acquisition line of credit resulting in variable interest rates of 4.55% and 4.30%, respectively at April 30, 2008.

The Company’s credit facility requires the Company to be in compliance with certain financial covenants at the end of each fiscal quarter. The covenants include senior debt service coverage as defined of greater than 1.25 to 1, total debt service coverage as defined of greater than 1 to 1, and senior debt to EBITDA of greater than 2.50 to 1. As of April 30,

2008, the Company was in compliance with these covenants.
As of April 30, 2008, the Company had $14,000,000 of subordinated debt outstanding bearing an interest rate of 12%.
10.	GOODWILL AND OTHER INTANGIBLE ASSETS

Major components of intangible assets at April 30, 2008 and October 31, 2007 consisted of:

	April 30, 2008		October 31, 2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable Intangible
Assets:
Customer Lists and Covenants Not to Compete	$5,811,774	$3,678,699	$5,477,663	$3,227,854
Other Intangibles	535,894	195,901	598,705	195,026

Total	$6,347,668	$3,874,600	$6,076,368	$3,422,880

Amortization expense for the three month periods ending April 30, 2008 and 2007 was $226,544 and $210,149, respectively. Amortization expense for the six month periods ending April 30, 2008 and 2007 was $451,719 and $417,391, respectively.
The changes in the carrying amount of goodwill for the six month period ending April 30, 2008 are as follows:

Balance as of October 31, 2007	$54,423,997
Goodwill acquired during the period	15,066

Balance as of April 30, 2008	$54,439,063

11.	RELATED PARTY TRANSACTIONS

Investment in Voyageur

The Company had an equity position in a software company named Voyageur Software, Inc. (Voyageur) formerly Computer Design Systems, Inc. One of the Company’s directors was a member of the board of directors of Voyageur. On February 29, 2008, Voyageur sold substantially all of its assets to another software company. As a result of the sale, Voyageur ceased its operations and software development and maintenance previously provided by Voyageur to the Company will now be provided by the buyer.

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
Results of Operations
Overview and Trends
Our net income for the first half of our fiscal year increased from the same period last year largely on the strength of increased sales. Our traditional product sales, water and equipment rentals, are substantially unchanged as compared to last year. The sales increase was attributable to single serve-coffee. In addition, we had a large proportionate increase in revenue related to fees to offset increasing energy costs driven by market conditions. These are not allocated to specific products as they are intended to offset increased energy related costs of goods sold and operating costs. Net income for the six month period increased despite the write off of a significant note receivable related to the 2004 divesture of our retail business.
We will be devoting more resources in future quarters to sales support and advertising for our traditional products. In the longer term, operating costs will continue to be adversely affected by outside conditions such as fuel, insurance, and administrative expenses related to regulatory requirements. The SEC has extended the period to comply with Section 404 of the Sarbanes-Oxley Act for certain companies and we have been able to take advantage of this extension. We absorbed some of this compliance cost in fiscal year 2005 and expect that most of the remainder of the anticipated cost to comply will be incurred throughout the current fiscal year.
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
Results of Operations for the Three Months Ended April 30, 2008 (Second Quarter) Compared to the Three Months Ended April 30, 2007
Sales
Sales for the three months ended April 30, 2008 were $17,438,000 compared to $15,677,000 for the corresponding period in 2007, an increase of $1,761,000 or 11%. The increase was primarily the result of coffee sales and sales of non-traditional products which increased at a greater rate than the sales of traditional products. Sales as a result of acquisitions accounted for $135,000 of total sales for the second quarter of 2008. Net of the acquisition related sales growth, sales grew 10% from a year ago.
The comparative breakdown of sales of the product lines for the respective three-month periods ended April 30, 2008 and 2007 is as follows:

Product Line	2008	2007	Difference	% Diff.
(000’s $)
Water	$7,284	$6,992	$292	4%
Coffee and Related	5,535	5,015	520	10%
Equipment Rental	2,216	2,271	(55)	(2%)
Other	2,403	1,399	1,004	72%

Total	$17,438	$15,677	$1,761	11%
Water — Sales of water and related products increased as a result of an increase in the amount of water sold and the higher price compared to the second quarter in the prior year. Volume increased 3% and price increased 1% in the second quarter of 2008 from the same quarter of 2007. The increase in volume for the period was, in part, due to acquisitions which accounted for 1% of sales increase for the quarter.
Coffee and Related Products — The increase in sales in the second quarter of 2008 compared to the comparable period in 2007 was attributable to increased volume of all products in this category but primarily to the growth of single serve coffee, which grew 21%, to $2,419,000 in the second quarter of 2008 compared to $1,998,000 in the same period in fiscal year 2007. Net of the effects of acquisitions, sales for the category increased 9%.
Equipment Rental — Equipment rental revenue decreased slightly in the second quarter of 2008 compared to the comparable period in 2007 primarily as a result of a decrease in the average rental price that more than offset an increase in placements of equipment. Sales were 2% higher in the second quarter of 2008 due to increased equipment placements and 4% lower as a result of lower prices as compared to the second quarter of 2007. Acquisitions had no impact on equipment rental revenue.
Other — The substantial increase in other revenue is reflective of fees that are charged as a result of higher energy costs for delivery and freight, raw materials, and bottling operations. These charges increased to $778,000 in the second quarter of 2008 from $250,000 in the same period in 2007. Sales of other products such as single-serve drinks, cups, and vending items, in aggregate, increased 15% from the second quarter last year to the second quarter of 2008. In addition, the improvement in sales in this category reflects the fact that in the second quarter of 2007, we had a charge of $201,000 because our estimate of container deposit liability from a departing customer was too low. This effect did not recur in 2008.
Gross Profit/Cost of Goods Sold — For the three months ended April 30, 2008, gross profit increased $1,133,000, or 13%, to $9,801,000 from $8,668,000 for the comparable period in 2007. The increase in gross profit was primarily due to higher sales and stable cost of goods sold, as a percentage of sales. As a percentage of sales, gross profit was 56% in the second quarter of 2008 and 55% for the comparable period in 2007.
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
Operating Expenses and Income from Operations
Total operating expenses increased to $8,223,000 in the second quarter of 2008 from $7,179,000 in the comparable period in 2007, an increase of $1,044,000, or 15%.
Selling, general and administrative (SG&A) expenses of $7,594,000 in the second quarter of 2008 increased $942,000, or 14%, from $6,652,000 in the comparable period in 2007. Of total SG&A expenses, (1) route distribution costs increased $69,000, or 2%, as a result of higher fuel and sales-related compensation costs; (2) selling costs increased $142,000, or 27%, as a result of higher sales-related compensation costs; and administration costs increased $731,000, 26%, primarily as a result of higher health insurance costs and the provision for bad debt expense of $475,000 on a note receivable that more than offset a reduction of accounting and computer-related fees. The note, which was due in full in 2011, represented the remaining portion of the sales price that was receivable from the sale of our retail operations in March, 2004. The note was considered fully impaired primarily based on advice from the debtor that it had closed its principal facility and generally ceased its operations due to cash flow problems.
Advertising expenses were $453,000 in the second quarter of 2008 compared to $324,000 in the second quarter of 2007, an increase of $129,000, or 40%. The increase in advertising costs is primarily related to an increase in yellow page advertising due to timing in the specific advertising programs purchased as compared to the previous year.
Amortization was $227,000 in the second quarter of 2008, a $17,000 increase from $210,000 in the comparable quarter in 2007. Amortization is attributable to intangible assets that were acquired as part of acquisitions in recent years.

Income from operations for the three months ended April 30, 2008 was $1,578,000 compared to $1,489,000 in the comparable period in 2007, an increase of $89,000, or 6%. The increase was a result of higher sales and stable cost of goods sold despite higher operating costs.
Interest, Taxes, and Other Expenses — Income from Continuing Operations
Interest expense was $782,000 for the three months ended April 30, 2008 compared to $802,000 in the three months ended April 30, 2007, a decrease of $20,000. The decrease is attributable to lower outstanding debt and lower variable interest rates that more than offset higher fixed interest rates. Higher interest rates were a result of fixing senior debt at a long term rate higher than short term market rates when the debt was re-financed in 2007.
Income before income taxes was $796,000 for the three months ended April 30, 2008 compared to income before income taxes of $687,000 in the corresponding period in 2007, an improvement of $109,000. The tax expense for the second quarter of fiscal year 2008 was $326,000 and was based on the expected effective tax rate of 37% for the full year. This rate increased from the first quarter and resulted in a 41% effective rate for the second quarter as a result of an increase in the valuation allowance related to the write off of the note referenced above. We recorded a tax expense of $276,000 related to income from operations in the second quarter of fiscal year 2007 based on an anticipated effective tax rate of 40%.
Net Income
Net income of $471,000 for the three months ended April 30, 2008 increased from net income of $412,000 in the corresponding period in 2007, an improvement of $59,000. The increase is attributable to higher sales and gross margin despite higher operating costs, based largely on a one-time charge, for the second quarter of 2008 as compared to the same period in fiscal year 2007.
Results of Operations for the Six Months Ended April 30, 2008 (First Half) Compared to the Six Months Ended April 30, 2007
Sales
Sales for the six months ended April 30, 2008 were $33,823,000 compared to $30,979,000 for the corresponding period in 2007, an increase of $2,844,000 or 9%. The increase was primarily the result of coffee sales and sales of non-traditional products. Sales as a result of acquisitions accounted for $253,000 of total sales for the second quarter of 2008. Net of the acquisition related sales growth, sales grew 8% from a year ago.
The comparative breakdown of sales of the product lines for the respective six month periods ended April 30, 2008 and 2007 is as follows:

Product Line	2008	2007	Difference	% Diff.
(000’s $)
Water	$13,905	$13,769	$136	1%
Coffee and Related	10,887	9,798	1,089	11%
Equipment Rental	4,459	4,562	(103)	(2%)
Other	4,572	2,850	1,722	60%

Total	$33,823	$30,979	$2,844	9%

Water — Sales of water and related products increased as a result of the higher price compared to the first half in the prior year. Average selling price increased 1% in the first half of 2008 while volume was substantially unchanged from the same period of 2007. Acquisitions for the first half of the fiscal year accounted for a 1% sales increase so, net of acquisitions, water sales were unchanged from the comparable period in the prior year.
Coffee and Related Products — The increase in sales in the first half of 2008 compared to the comparable period in 2007 was attributable to increased volume of all products in this category but primarily to the growth of single serve coffee, which grew 21%, to $4,747,000 in the first half of 2008 compared to $3,923,000 in the same period in fiscal year 2007. Net of the effects of acquisitions, sales for the category increased 10%.
Equipment Rental — Equipment rental revenue decreased in the first half of 2008 compared to the same period in 2007 primarily as a result of a decrease in the average rental price that more than offset an increase in placements of equipment. Sales were 2% higher in the first half of 2008 due to increased equipment placements and 4% lower as a result of lower prices as compared to the first half of 2007. Acquisitions had no impact on equipment rental revenue.
Other — The substantial increase in other revenue is reflective of fees that are charged as a result of higher energy costs for delivery and freight, raw materials, and bottling operations. These charges increased to $1,462,000 in the first half of 2008 from $449,000 in the same period in 2007. Sales of other products such as single-serve drinks, cups, and vending items, in aggregate, increased 11% from the first half last year to the first half of 2008. In addition, the improvement in sales in this category reflects the fact that in the second quarter of 2007, we had a charge of $201,000 because our estimate of container deposit liability from a departing customer was too low. This effect did not recur in 2008.
Gross Profit/Cost of Goods Sold — For the six months ended April 30, 2008, gross profit increased $1,711,000, or 10%, to $18,949,000 from $17,238,000 for the comparable period in 2007. The increase in gross profit was primarily due to higher sales and stable cost of goods sold, as a percentage of sales. As a percentage of sales, gross profit was 56% in the first half of the year for both 2008 and 2007.
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

Operating Expenses and Income from Operations
Total operating expenses increased to $15,825,000 in the first half of 2008 from $14,440,000 in the comparable period in 2007, an increase of $1,385,000, or 10%.
Selling, general and administrative (SG&A) expenses of $14,639,000 in the first half of 2008 increased $1,119,000, or 8%, from $13,520,000 in the comparable period in 2007. Of total SG&A expenses, (1) route distribution costs increased $240,000, or 4%, as a result of higher fuel and sales-related compensation costs; (2) selling costs increased $160,000, or 13%, as a result of higher sales-related compensation costs; and (3) administration costs increased $718,000, or 13%, as a result of higher health insurance costs and the provision for bad debt of $475,000 on a note receivable that more than offset a reduction of accounting and computer-related fees. The note, which was due in full in 2011, represented the remaining portion of the sales price that was receivable from the sale of our retail operations in March, 2004. The note was considered fully impaired primarily based on advice from the debtor that it had closed its principal facility and generally ceased its operations due to cash flow problems.
Advertising expenses were $794,000 in the first half of 2008 compared to $518,000 in the first half of 2007, an increase of $276,000, or 53%. The increase in advertising costs is primarily related to an increase in yellow page advertising.
Amortization was $452,000 in the first half of 2008, a $35,000 increase from $417,000 in the comparable period in 2007. Amortization is attributable to intangible assets that were acquired as part of acquisitions in recent years.
Income from operations for the six months ended April 30, 2008 was $3,124,000 compared to $2,797,000 in the comparable period in 2007, an increase of $327,000, or 12%. The increase was a result of higher sales and stable cost of goods sold despite higher operating costs.
Interest, Taxes, and Other Expenses — Income from Continuing Operations
Interest expense was $1,563,000 for the six months ended April 30, 2008 compared to $1,625,000 in the six months ended April 30, 2007, a decrease of $62,000. The decrease is attributable to lower outstanding debt and variable interest rates that more than offset higher fixed interest rates. Higher interest rates were a result of fixing senior debt at a long term rate higher than short term market rates when the debt was re-financed in 2007.
Income before income taxes was $1,561,000 for the six months ended April 30, 2008 compared to income before income taxes of $1,172,000 in the corresponding period in 2007, an improvement of $389,000. The tax expense for the first half of fiscal year 2008 was $579,000 and was based on the expected effective tax rate of 37%. We recorded a tax expense of $470,000 related to income from operations in the first half of fiscal year 2007 based on an anticipated effective tax rate of 40%. The decrease in the effective tax rate was primarily a result of the affect of expected tax credits for the installation of solar electricity generating equipment during fiscal year 2008 partially offset by a valuation allowance set up for the write off of the note referenced above.
Net Income
Net income of $983,000 for the six months ended April 30, 2008 increased from net income of $703,000 in the corresponding period in 2007, an improvement of $280,000, or 40%. The increase is attributable to higher sales and gross margin despite higher operating costs, based largely on the charge related to the note receivable, for the first half of 2008 as compared to the same period in fiscal year 2007.
Liquidity and Capital Resources
As of April 30, 2008, we had working capital of $1,480,000 compared to $2,609,000 as of October 31, 2007, a decrease of $1,129,000. The decrease in working capital was primarily attributable to the use of cash during the first six months of the respective fiscal years for capital expenditures, acquisitions and debt reduction. Net cash provided by operating activities increased $819,000 to $2,223,000 in 2008 from $1,404,000 in 2007. The increase was attributable to higher net income, as well as the fact that a material portion of selling, general, and administrative expenses was not a cash item, as noted in more detail below. In addition, we generally used less cash to fund changes in prepaid expenses and inventory which offset greater use of cash for seasonal increases in accounts receivable and accounts payable in the first half of fiscal year 2008 as compared to the first half of fiscal year 2007.
As mentioned above, we use cash provided by operations to repay debt and fund capital expenditures. In the first six months of fiscal year 2008, we used $1,640,000 for scheduled repayments of our term debt. In addition we used $2,672,000 for capital expenditures. Capital expenditures were substantially higher than the same quarter last year because of $1,239,000 expended on our solar electricity generation project and also included routine expenditures for coolers, brewers, bottles and racks related to home and office distribution. The expenditures on the solar project are net of $644,000 received from a grant for the project. The contracted installation price of the project is $2,090,000 and we anticipate receiving $1,288,000 in related grant revenue by the time the project is concluded in June 2008.
In the second quarter of fiscal year 2008, we provided a provision for bad debt expense against the entire balance, plus accrued interest, of an unsecured, subordinated note that was receivable from Trident LLC. The note, which was due in full in 2011 and had a principal of $475,000, represented the remaining portion of the sales price that was receivable from the sale of our retail operations in March, 2004. The note was considered fully impaired primarily based on advice from Trident that it had closed its principal facility and generally ceased its operations due to cash flow problems. Also during the period, we made a provision of $41,000 against another note receivable that represents the portion that we estimate to be uncollectible.
As of April 30, 2008 we had outstanding balances of $18.4 million on our term loan, $650,000 on our $7.5 million acquisition line of credit and $675,000 on our $6 million revolving line of credit with Bank of America. In addition, there was an outstanding letter of credit for $1,485,000 issued against the revolving line of credit’s availability. As of April 30, 2008 there was $6,850,000 and $3,840,000 available on the acquisition and revolving lines of credit, respectively.
Our credit facility requires that we be in compliance with certain financial covenants at the end of each fiscal quarter. The covenants include senior debt service coverage as defined of greater than 1.25 to 1, total debt service coverage as defined of greater than 1 to 1, and senior debt to EBITDA as defined of no greater than 2.5 to 1. As of April 30, 2008, we were in compliance with all of the financial covenants of our credit facility.

As of April 30, 2008, we had an interest rate swap agreement with Bank of America in effect. The intent of the instrument is to fix the interest rate on 75% of the outstanding balance on the Term Loan as required by the credit facility. The swap fixes the interest rate for the swapped amount at 6.62% (4.87% plus the applicable margin, 1.75%).
The net deferred tax liability at April 30, 2008 represents temporary timing differences, primarily attributable to depreciation and amortization, between book and tax calculations. We have used all of our federal net operating loss carryforwards and will have to fund our tax liabilities with cash in the current fiscal year and in the future.
In addition to our senior and subordinated debt commitments, we have significant future cash commitments, primarily in the form of operating leases that are not reported on the balance sheet. The following table sets forth our contractual commitments in future fiscal years:

	Payment due by fiscal year
		Remainder
Contractual Obligations (1)	Total	of 2008	2009-2010	2011-2012	After 2012
Debt	$33,891,000	$1,624,000	$7,520,000	$6,760,000	$17,987,000
Interest on Debt (2)	14,918,000	2,087,000	5,082,000	4,236,000	3,513,000
Operating Leases	14,051,000	1,844,000	6,059,000	3,383,000	2,765,000

Total	$62,860,000	$5,555,000	$18,661,000	$14,379,000	$24,265,000

(1)	Customer deposits have been excluded from the table. Deposit balances vary from period to period with water sales but future increases and decreases in the balances are not accurately predictable. Deposits are excluded because, net of periodic additions and reductions, it is probable that a customer deposit balance will always be outstanding as long as the business operates.

(2)	Interest based on 75% of outstanding senior debt at the hedged interest rate discussed above, 25% of outstanding senior debt at a variable rate of 4.55%, and subordinated debt at a rate of 12%.
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
Changes in Internal Control over Financial Reporting.
During the six months ended April 30, 2008, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
There have been no material developments in our legal proceedings since they were disclosed in our Annual Report on Form 10-K for the period ending October 31, 2007.
Item 1A. Risk Factors.
Recently, various media outlets have reported that a chemical, bisphenol A, used in packaging and other products can possibly have adverse health effects on consumers, particularly on young children. Bisphenol A is contained in the three- and five- gallon polycarbonate plastic bottles that we use to bottle our water. We feel that the scientific evidence suggests that polycarbonate plastic has been, and will continue to be, a safe packing material for all consumers. National and international organizations responsible for consumer safety, including the Food and Drug Administration, have continued to recognize the safety of this packaging. Nonetheless, media reports have prompted concern in our marketplace among customers and potential customers.
To date, this situation has not adversely affected our business. However, it is possible that developments surrounding this issue could lead to adverse effects on our business. Such developments could include:
•	Increased publicity that changes perception regarding packaging that uses bisphenol A, so that significant numbers of consumers stop purchasing products that are packaged in polycarbonate plastic.

•	The emergence of new scientific evidence that proves polycarbonate plastic is unsafe, or interpretations of existing evidence by regulatory agencies that lead to prohibitions on the use of polycarbonate plastic as packaging for consumable products.

•	Inability of sellers of consumable products to find an adequate supply of alternative packaging if polycarbonate plastic becomes an undesirable package.
In such events, or any of them, were to occur, our sales and operating results could be materially adversely affected.
We have begun offering PET plastic as an alternative bottle and have converted customers with a concern about polycarbonate plastic to this container. However, at this point, no assurance can be given that this is an adequate solution if materially adverse developments such as those noted above should occur.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) The following table summarizes the stock repurchases, by month, that were made during the three months ended April 30, 2008.

			Total Number of	Maximum
			Shares	Number of
			Purchased as	Shares that May
			Part of a Publicly	Yet be Purchased
	Total Number of	Average Price	Announced	Under the
	Shares Purchased	Paid per Share	Program (1)	Program (1)
February 1-29	600	$1.57	600	124,700
March 1-31	1,000	$1.56	1,000	123,700
April 1-30	101,000	$1.38	101,000	22,700

Total	102,600	$1.38	102,600

(1)	On June 16, 2006, we announced a program to repurchase up to 250,000 shares of our common stock at the discretion of management. There is no expiration date for the program and the share limit may not be reached.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
On April 1, 2008, we held our annual stockholders meeting at the offices of Lamn, Krielow, Dytrych & Co., 500 University Boulevard, Suite 215, Jupiter, Florida 33458 at 9:00 a.m. local time. There was one matter of business requiring a stockholder vote; to elect seven directors to hold office until the Annual Meeting of Stockholders in 2008 and until their respective successors have been duly elected and qualified.
A total of 17,545,387 votes were cast and the following directors were elected to one year terms with the corresponding vote tally:

		Number of Shares
	Number of Shares	for which Authority
Director	Voted For	was Withheld
Henry E. Baker	16,521,167	1,024,220
John B. Baker	16,491,367	1,054,020
Peter K. Baker	16,503,694	1,041,693
Phillip Davidowitz	17,350,634	194,753
Martin A. Dytrych	17,349,184	196,203
John M. LaPides	17,349,834	195,553
Ross S. Rapaport	16,508,180	1,037,207
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
Dated: June 16, 2008

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