Form 10-Q
period 2008-07-31
VERMONT PURE HOLDINGS LTD/DE
filed 2008-09-15
CIK 1123316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _________
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding at September 8, 2008

Common Stock, $.001 Par Value	21,498,188

VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

Page

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Balance Sheets as of July 31, 2008 and October 31, 2007 (unaudited)	3

Condensed Consolidated Statements of Income for the Three and Nine Months Ended July 31, 2008 and 2007 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended July 31, 2008 and 2007 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6-12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13-20

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	20

Item 4. Controls and Procedures.	20 -21

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.	22

Item 1A. Risk Factors.	22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	22

Item 3. Defaults Upon Senior Securities.	22

Item 4. Submission of Matters to a Vote of Security Holders.	22

Item 5. Other Information.	22

Item 6. Exhibits.	23

SIGNATURE	24
EX-10.1 Fourth Amendment to the Credit Agreement dated April 5, 2005 with Bank of America
EX-31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley act of 2002.
EX-31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley act of 2002.
EX-32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
EX-32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	October 31,
	2008	2007
	(unaudited)	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,426,853	$1,873,385
Accounts receivable — net	8,268,525	7,522,831
Inventories	1,733,145	1,711,366
Deferred tax asset	499,441	499,441
Other current assets	1,081,551	683,212

TOTAL CURRENT ASSETS	13,009,515	12,290,235

PROPERTY AND EQUIPMENT — net	11,500,272	10,697,018

OTHER ASSETS:
Goodwill	54,439,760	54,423,997
Other intangible assets — net	2,284,379	2,653,488
Other assets	162,333	696,139

TOTAL OTHER ASSETS	56,886,472	57,773,624

TOTAL ASSETS	$81,396,259	$80,760,877

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Line of credit	$1,000,000	$—
Current portion of long term debt	3,337,814	3,260,030
Accounts payable	2,521,841	2,101,399
Accrued expenses	2,800,008	3,454,487
Current portion of customer deposits	731,370	755,965
Unrealized loss on derivatives	426,449	109,722

TOTAL CURRENT LIABILITIES	10,817,482	9,681,603

Long term debt, less current portion	15,381,698	17,441,667
Deferred tax liability	3,123,091	3,123,091
Subordinated debt	14,000,000	14,000,000
Customer deposits	2,793,324	2,910,875

TOTAL LIABILITIES	46,115,595	47,157,236

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock — $.001 par value, 50,000,000 authorized shares 21,862,738 issued and 21,498,188 outstanding shares as of July 31, 2008 and 21,800,555 issued and 21,606,305 outstanding as of October 31, 2007	21,863	21,800
Additional paid in capital	58,395,551	58,307,395
Treasury stock, at cost, 364,550 shares as of July 31, 2008 and 194,250 shares as of October 31, 2007	(707,042)	(474,441)
Accumulated deficit	(22,172,536)	(24,183,977)
Accumulated other comprehensive income, net of tax	(257,172)	(67,136)

TOTAL STOCKHOLDERS’ EQUITY	35,280,664	33,603,641

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$81,396,259	$80,760,877

See notes to the condensed consolidated financial statements.

VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended July 31,		Nine months ended July 31,
	2008	2007	2008	2007
	(unaudited)		(unaudited)

NET SALES	$17,986,301	$17,107,306	$51,809,210	$48,086,185

COST OF GOODS SOLD	7,652,486	7,168,897	22,525,939	20,910,196

GROSS PROFIT	10,333,815	9,938,409	29,283,271	27,175,989

OPERATING EXPENSES:
Selling, general and administrative expenses	7,503,559	7,241,166	22,142,488	20,761,521
Advertising expenses	305,604	713,476	1,099,736	1,231,396
Amortization	224,216	213,513	675,935	630,904
Gain on disposal of property and equipment	(65,445)	1,085	(125,091)	(14,267)

TOTAL OPERATING EXPENSES	7,967,934	8,169,240	23,793,068	22,609,554

INCOME FROM OPERATIONS	2,365,881	1,769,169	5,490,203	4,566,435

OTHER EXPENSE:
Interest expense	(731,568)	(818,088)	(2,294,396)	(2,442,883)

INCOME BEFORE INCOME TAXES	1,634,313	951,081	3,195,807	2,123,552

INCOME TAX EXPENSE	(605,676)	(374,284)	(1,184,366)	(844,112)

NET INCOME	$1,028,637	$576,797	$2,011,441	$1,279,440

NET INCOME PER SHARE — BASIC	$0.05	0.03	$0.09	0.06

NET INCOME PER SHARE — DILUTED	$0.05	$0.03	$0.09	$0.06

WEIGHTED AVERAGE SHARES USED IN COMPUTATION — BASIC	21,524,232	21,625,571	21,587,088	21,626,220

WEIGHTED AVERAGE SHARES USED IN COMPUTATION — DILUTED	21,524,232	21,626,050	21,587,088	21,626,220

See notes to the condensed consolidated financial statements.

VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended July 31,
	2008	2007
	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,011,441	$1,279,440
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,050,578	3,049,752
Provision for bad debts on accounts receivable	258,686	240,381
Provision for bad debts on notes receivable	526,008	—
Amortization	675,935	630,904
Non cash interest expense	90,312	77,911
Gain on disposal of property and equipment	(125,091)	(14,267)
Changes in assets and liabilities:
Accounts receivable	(1,004,380)	(655,115)
Inventories	(21,779)	(377,967)
Other current assets	(398,339)	37,714
Other assets	7,798	3,153
Accounts payable	420,442	104,450
Accrued expenses	(527,788)	(406,119)
Customer deposits	(137,146)	134,707

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,826,677	4,104,944

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,470,391)	(3,202,249)
Proceeds from sale of property and equipment	228,705	68,092
Cash used for acquisitions	(427,430)	(290,540)

NET CASH USED IN INVESTING ACTIVITIES	(3,669,116)	(3,424,697)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net line of credit borrowings	1,000,000	47,273
Proceeds from long term debt	—	13,678
Principal payments on long term debt	(2,459,711)	(2,651,486)
Purchase of treasury stock	(232,601)	(50,623)
Sale of common stock	88,219	86,562

NET CASH USED IN FINANCING ACTIVITIES	(1,604,093)	(2,554,596)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(446,532)	(1,874,349)

CASH AND CASH EQUIVALENTS — Beginning of period	1,873,385	2,120,111

CASH AND CASH EQUIVALENTS — End of period	$1,426,853	$245,762

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$2,235,766	$2,401,476

Cash paid for income taxes	$1,722,300	$708,305

Notes payable issued in acquisitions	$56,000	$104,300

Property, plant and equipment financed with proceeds from debt	$71,527	$—

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
In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An amendment of ARB No. 51.” SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which is fiscal 2010 for the Company.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” SFAS No. 161 amends SFAS 133 to require enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Enhanced disclosure requirements include: objectives and strategies for the use of a derivative instrument, the level of a company’s derivative activity, tabular presentation of fair value of derivatives included on the balance sheet and amounts of gains and losses on derivatives reported in the income statement or other comprehensive income, and existence and nature of credit-risk-related contingent features. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently assessing the impact, if any, this pronouncement will have on its reporting and when, if necessary, to implement enhanced reporting.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The FASB does not believe this Statement will result in a change in current practice. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Fairly in Conformity With Generally Accepted Accounting Principles.”
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
In April 2004, the Company’s stockholders approved the 2004 Stock Incentive Plan. The plan provides for issuances of awards of up to 250,000 restricted or unrestricted shares of the Company’s common stock, or incentive or non-statutory stock options to purchase such common stock. Of the total amount of shares authorized under this plan, 149,000 option shares are outstanding, 26,000 restricted shares have been granted, and 75,000 shares are available for grant at July 31, 2008.

The options issued under the plans generally vest in periods up to five years based on the continuous service of the recipient and have 10 year contractual terms. Share awards generally vest over one year. Option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the plan).
There was an option for 30,000 shares stock that expired in the third quarter of 2008. Other than the expiration, there was no activity related to stock options and outstanding stock option balances or other equity based compensation during the three and nine month periods ended July 31, 2008 and 2007. The Company did not grant any equity based compensation during the nine months ended July 31, 2008 and 2007.
The following table summarizes information pertaining to outstanding stock options, all of which are exercisable, as of July 31, 2008:

		Weighted
		Average	Weighted	Intrinsic
Exercise	Outstanding	Remaining	Average	Value
Price	Options	Contractual	Exercise	as of
Range	(Shares)	Life	Price	July 31, 2008
$1.80 — $2.60	234,500	6.5	$2.32	$—
$2.81 — $3.38	358,200	2.0	3.24	—
$3.50 — $4.25	40,000	3.5	3.80	—
$4.28 — $4.98	5,000	3.4	4.98	—

	637,700	3.8	$2.95	$—

Outstanding options were granted with lives of 10 years and provide for vesting over a term of 0-5 years. Since all outstanding stock options were fully vested as of July 31, 2008 there was no unrecognized share based compensation related to unvested options as of that date. All incentive and non-qualified stock option grants had an exercise price equal to the market value of the underlying common stock on the date of grant.
Employee Stock Purchase Plan
On June 15, 1999, the Company’s stockholders approved the Vermont Pure Holdings, Ltd. 1999 Employee Stock Purchase Plan (“ESPP”). On January 1, 2001, employees commenced participation in the plan. The total number of shares of common stock issued under this plan during the nine months ended July 31, 2008 and 2007 was 62,184 and 52,983 for proceeds of $88,219 and $86,562, respectively.
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
As of July 31, 2008, the total notional amount committed to the swap agreement was $13.2 million. On that date, the variable rate on the remaining 25% of the term debt was 4.21%. Based on the floating rate for respective three month periods ended July 31, 2008 and 2007, the Company paid $77,000 more and $83,000 less in interest, respectively, than it would have without the swaps.
These swaps are considered cash flow hedges under SFAS No. 133 because they are intended to hedge, and are effective as a hedge, against variable cash flows. As a result, the changes in the fair values of the derivatives, net of tax, are recognized as comprehensive income or loss until the hedged item is recognized in earnings.
5.	COMPREHENSIVE INCOME
The following table summarizes comprehensive income for the respective periods:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2008	2007	2008	2007
Net income	$1,028,637	$576,797	$2,011,441	$1,279,440
Other comprehensive income (loss):
Unrealized gain (loss) on derivatives designated as cash flow hedges — net of tax	78,409	(8,640)	(190,036)	(38,597)

Comprehensive income	$1,107,046	$568,157	$1,821,405	$1,240,843

6.	INVENTORIES
Inventories consisted of the following at:

	July 31,	October 31,
	2008	2007
Finished Goods	$1,615,074	$1,546,168
Raw Materials	118,071	165,198

Total Inventories	$1,733,145	$1,711,366

7.	OTHER ASSETS
In the second quarter of fiscal year 2008, the Company provided a provision for bad debt expense on an unsecured, subordinated note receivable from Trident LLC. The note, which was due in full in 2011 and had a principal of $475,000, represented the remaining portion of the sales price that was receivable from the sale of our retail operations in March, 2004. The note was considered fully impaired primarily based on advice from Trident that it had closed its principal facility and generally ceased its operations due to cash flow problems. The provision for bad debt expense is reflected in selling, general and administrative expenses during the nine month period ended July 31, 2008.
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

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2008	2007	2008	2007
Net Income	$1,028,637	$576,797	$2,011,441	$1,279,440
Denominator:
Basic Weighted Average Shares Outstanding	21,524,232	21,625,571	21,587,088	21,626,220
Dilutive effect of Stock Options	—	479	—	—

Diluted Weighted Average Shares Outstanding	21,524,232	21,626,050	21,587,088	21,626,220

Basic Income Per Share	$.05	$.03	$.09	$.06

Diluted Income Per Share	$.05	$.03	$.09	$.06

There were 637,700 and 724,500 options outstanding as of July 31, 2008 and 2007, respectively. For the three month period ended July 31, 2008 and the nine month periods ending July 31, 2008 and 2007 there were no options used to calculate the effect of dilution because all of the outstanding options’ exercise prices exceeded the market price of the underlying common shares. For the three month period ended July 31, 2007, there were 20,000 options used to calculate the effect of dilution and 704,500 options not included in the dilution calculation because the options’ exercise prices exceeded the market price of the underlying common shares.

9.	DEBT
As of July 31, 2008 the Company had outstanding balances of $17.6 million on its term loan, $1,000,000 on its $7.5 million acquisition line of credit and $1,000,000 on the $6 million revolving line of credit with Bank of America. In addition, there was an outstanding letter of credit for $1,485,000 issued against the revolving line of credit’s availability. As of July 31, 2008 there was $6,500,000 and $3,515,000 available on the acquisition and revolving lines of credit, respectively.
As of July 31, 2008, the Company had approximately $6.4 million of debt subject to variable interest rates. Under the senior credit agreement with Bank of America, interest is paid at a rate of LIBOR plus a margin of 1.75% on term debt and 1.50% on the acquisition line of credit resulting in variable interest rates of 4.21% and 3.96%, respectively at July 31, 2008.
The Company’s credit facility requires the Company to be in compliance with certain financial covenants at the end of each fiscal quarter. The covenants include senior debt service coverage as defined of greater than 1.25 to 1, total debt service coverage as defined of greater than 1 to 1, and senior debt to EBITDA of greater than 2.50 to 1. As of July 31, 2008, the Company was in compliance with these covenants.
As of July 31, 2008, the Company had $14,000,000 of subordinated debt outstanding bearing an interest rate of 12%.
10.	GOODWILL AND OTHER INTANGIBLE ASSETS
Major components of intangible assets at July 31, 2008 and October 31, 2007 consisted of:

	July 31, 2008		October 31, 2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable Intangible Assets:
Customer Lists and Covenants Not to Compete	$5,874,801	$3,902,478	$5,477,663	$3,227,854
Other Intangibles	508,394	196,338	598,705	195,026

Total	$6,383,195	$4,098,816	$6,076,368	$3,422,880

Amortization expense for the three month periods ending July 31, 2008 and 2007 was $224,216 and $213,513, respectively. Amortization expense for the nine month periods ending July 31, 2008 and 2007 was $675,935 and $630,904, respectively.
The changes in the carrying amount of goodwill for the nine month period ending July 31, 2008 are as follows:

Balance as of October 31, 2007	$54,423,997
Goodwill acquired during the period	15,763

Balance as of July 31, 2008	$54,439,760

11.	RELATED PARTY TRANSACTIONS
Investment in Voyageur
The Company had an equity position in a software company named Voyageur Software, Inc. (Voyageur) formerly Computer Design Systems, Inc. One of the Company’s directors was a member of the board of directors of Voyageur. On February 29, 2008, Voyageur sold substantially all of its assets to another software company. As a result of the sale, Voyageur ceased its operations. Software development and maintenance previously provided by Voyageur to the Company will now be provided by the buyer.

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
Results of Operations
Overview and Trends
Our net income for the first nine months of our fiscal year increased from the same period last year largely on the strength of increased sales. Our traditional product sales, water and equipment rentals, are substantially unchanged as compared to last year. The sales increase was attributable to single serve-coffee. In addition, we had a large proportionate increase in revenue related to fees to offset increasing energy costs driven by market conditions. These are not allocated to specific products as they are intended to offset increased energy related costs of goods sold and operating costs. Net income for the nine month period increased despite the write off of a significant note receivable related to the 2004 divesture of our retail business.
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
We continue to reduce debt through scheduled principal payments of our senior debt. We have used cash from our lines of credit for capital expenditures and to fund seasonal cash needs. In addition, the potential of growth through acquisitions remains viable. We have ample opportunities to acquire businesses through small acquisitions and will take advantage of these opportunities based on price, potential synergies, and access to capital. If we do exploit such opportunities, we would likely increase our outstanding debt.
Results of Operations for the Three Months Ended July 31, 2008 (Third Quarter) Compared to the Three Months Ended July 31, 2007
Sales
Sales for the three months ended July 31, 2008 were $17,986,000 compared to $17,107,000 for the corresponding period in 2007, an increase of $879,000 or 5%. The increase was primarily the result of coffee sales and sales of non-traditional products which increased at a greater rate than the sales of traditional products. Sales as a result of acquisitions accounted for $135,000 of total sales for the third quarter of 2008. Net of the acquisition related sales growth, sales grew 4% from a year ago.
The comparative breakdown of sales of the product lines for the respective three-month periods ended July 31, 2008 and 2007 is as follows:

Product Line	2008	2007	Difference	% Diff.
(000’s $)
Water	$8,005	$8,096	$(91)	(1%)
Coffee and Related	4,978	4,608	370	8%
Equipment Rental	2,233	2,296	(63)	(3%)
Other	2,770	2,107	663	31%

Total	$17,986	$17,107	$879	5%
Water — Sales of water and related products decreased as a result of an decrease in the amount of water sold and the higher price compared to the third quarter in the prior year. Volume decreased 4% and price increased 3% in the third quarter of 2008 from the same quarter of 2007. The decrease in volume for the period was, in part, offset by acquisitions which accounted for 1% of the sales increase for the quarter.
Coffee and Related Products — The increase in sales in the third quarter of 2008 compared to the comparable period in 2007 was attributable to increased volume of all products in this category but primarily to the growth of single serve coffee, which grew 13%, to $2,109,000 in the third quarter of 2008 compared to $1,870,000 in the same period in fiscal year 2007. Net of the effects of acquisitions, sales for coffee and related products increased 12%.
Equipment Rental — Equipment rental revenue decreased in the third quarter of 2008 compared to the same period in 2007 primarily as a result of a decrease in the average rental price that more than offset an increase in placements of equipment. Sales were 1% higher in the third quarter of 2008 due to increased equipment placements and 4% lower as a result of lower prices as compared to the third quarter of 2007. Acquisitions had no impact on equipment rental revenue.
Other — The substantial increase in other revenue is reflective of fees that are charged as a result of higher energy costs for delivery and freight, raw materials, and bottling operations. These charges increased to $930,000 in the third quarter of 2008 from $432,000 in the same period in

2007. Sales of other products such as single-serve drinks, cups, and vending items, in aggregate, increased 6% from the third quarter last year to the third quarter of 2008.
Gross Profit/Cost of Goods Sold — For the three months ended July 31, 2008, gross profit increased $396,000, or 4%, to $10,334,000 from $9,938,000 for the comparable period in 2007. The increase in gross profit was primarily due to higher sales that more than offset higher cost of goods sold, as a percentage of sales. Higher cost of goods sold was largely a result of higher raw material and product costs. As a percentage of sales, gross profit was 57% in the third quarter of 2008 compared to 58% for the third quarter of 2007. The lower gross profit, as a percentage of sales, was largely due to higher sales single serve coffee which increased profitability overall but has lower profit percentage than traditional products.
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
Operating Expenses and Income from Operations
Total operating expenses decreased to $7,968,000 in the third quarter of 2008 from $8,169,000 in the comparable period in 2007, a decrease of $201,000, or 2%.
Selling, general and administrative (SG&A) expenses of $7,504,000 in the third quarter of 2008 increased $263,000, or 4%, from $7,241,000 in the comparable period in 2007. Of total SG&A expenses, (1) route distribution costs increased $51,000, or 1%, as a result of higher fuel costs; (2) selling costs decreased $60,000, or 8%, as a result of lower sales-related compensation costs; and administration costs increased $271,000, or 96%, primarily as a result of higher professional fees related to compliance and litigation.
Advertising expenses were $306,000 in the third quarter of 2008 compared to $713,000 in the third quarter of 2007, a decrease of $407,000, or 57%. The decrease in advertising costs is primarily related to an advertising campaign run in the third quarter of 2007 in southern New England comprised of radio, billboards, and distribution of samples which was not repeated in the third quarter of 2008.
Amortization was $224,000 in the third quarter of 2008, a $10,000 increase from $214,000 in the comparable quarter in 2007. Amortization is attributable to intangible assets that were acquired as part of acquisitions in recent years.
Income from operations for the three months ended July 31, 2008 was $2,366,000 compared to $1,769,000 in the comparable period in 2007, an increase of $597,000, or 34%. The increase was a result of higher sales and gross margin while operating costs decreased slightly.

Interest, Taxes, and Other Expenses — Income from Continuing Operations
Interest expense was $732,000 for the three months ended July 31, 2008 compared to $818,000 in the three months ended July 31, 2007, a decrease of $86,000. The decrease is attributable to lower outstanding debt and lower variable interest rates that more than offset higher fixed interest rates. Higher interest rates were a result of fixing senior debt at a long term rate higher than short term market rates when the debt was re-financed in 2007.
Income before income taxes was $1,634,000 for the three months ended July 31, 2008 compared to income before income taxes of $951,000 in the corresponding period in 2007, an improvement of $683,000, or 72%. The tax expense for the third quarter of fiscal year 2008 was $606,000 and was based on the expected effective tax rate of 37% for the full year. We recorded a tax expense of $374,000 related to income from operations in the second quarter of fiscal year 2007 based on an anticipated effective tax rate of 40%.
Net Income
Net income of $1,029,000 for the three months ended July 31, 2008 increased from net income of $577,000 in the corresponding period in 2007, an improvement of $452,000. The increase is attributable to higher sales and gross margin and lower operating costs and taxes.
Results of Operations for the Nine Months Ended July 31, 2008 Compared to the Nine Months Ended July 31, 2008
Sales
Sales for the nine months ended July 31, 2008 were $51,809,000 compared to $48,086,000 for the corresponding period in 2007, an increase of $3,723,000 or 8%. The increase was primarily the result of coffee sales and sales of non-traditional products. Sales as a result of acquisitions accounted for $391,000 of total sales for the first nine months of 2008. Net of the acquisition related sales growth, sales grew 7% from a year ago.
The comparative breakdown of sales of the product lines for the respective nine month periods ended July 31, 2008 and 2007 is as follows:

Product Line	2008	2007	Difference	% Diff.
(000’s $)
Water	$21,910	$21,866	$44	—
Coffee and Related	15,865	14,405	1,460	10%
Equipment Rental	6,692	6,858	(166)	(2%)
Other	7,342	4,957	2,385	48%

Total	$51,809	$48,086	$3,723	8%
Water — Sales of water increased slightly as a result of the higher price compared to the first nine months of the prior year. Average selling price increased 2% in the first nine months of 2008 while volume almost entirely offset that increase, decreasing 2% as compared to the same period of 2007. Acquisitions for the first nine months of the fiscal year accounted for a 1% sales increase so, net of acquisitions, water sales decreased from the comparable period in the prior year.

Coffee and Related Products — The increase in sales in the first nine months of 2008 compared to the comparable period in 2007 was attributable to increased volume of all products in this category but primarily to the growth of single serve coffee, which grew 18% to $6,856,000 in the first nine months of 2008 compared to $5,793,000 in the same period in fiscal year 2007. Net of the effects of acquisitions, sales for coffee and related products increased 17%.
Equipment Rental — Equipment rental revenue decreased in the first nine months of 2008 compared to the same period in 2007 primarily as a result of a decrease in the average rental price that more than offset an increase in placements of equipment. Sales were 1% higher in the first nine months of 2008 due to increased equipment placements and 3% lower as a result of lower prices as compared to the first nine months of 2007. Acquisitions had no impact on equipment rental revenue.
Other — The substantial increase in other revenue is reflective of fees that are charged as a result of higher energy costs for delivery and freight, raw materials, and bottling operations. These charges increased to $2,392,000 in the first nine months of 2008 from $881,000 in the same period in 2007. Sales of other products such as single-serve drinks, cups, and vending items, in aggregate, increased 9% from the first nine months of last year to the same period of 2008. In addition, the improvement in sales in this category reflects the fact that in the second quarter of 2007, we had a charge of $201,000 because our estimate of container deposit liability from a departing customer was too low. This effect did not recur in 2008.
Gross Profit/Cost of Goods Sold — For the nine months ended July 31, 2008, gross profit increased $2,107,000, or 8%, to $29,283,000 from $27,176,000 for the comparable period in 2007. The increase in gross profit was primarily due to higher sales and stable cost of goods sold, as a percentage of sales. As a percentage of sales, gross profit was 57% in the first nine months of the year for both 2008 and 2007.
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
Operating Expenses and Income from Operations
Total operating expenses increased to $23,793,000 in the first nine months of 2008 from $22,610,000 in the comparable period in 2007, an increase of $1,183,000, or 5%.
Selling, general and administrative (SG&A) expenses of $22,142,000 in the first nine months of 2008 increased $1,380,000, or 7%, from $20,762,000 in the comparable period in 2007. Of total SG&A expenses, (1) route distribution costs increased $291,000, or 3%, as a result of higher fuel and sales-related compensation costs; (2) selling costs increased $100,000, or 5%, as a result of higher sales-related compensation costs; and (3) administration costs increased $989,000, or 11%, as a result of higher health insurance costs, professional fess related to compliance and litigation, and a provision for bad debt of $475,000 on a note receivable that more than offset a reduction of accounting and computer-related fees. The note, which was due in full in 2011, represented the remaining portion of the sales price that was receivable from the sale of our retail operations in March, 2004. The note was considered fully impaired primarily based on advice from the debtor that it had closed its principal facility and generally ceased its operations due to cash flow problems.
Advertising expenses were $1,100,000 in the first nine months of 2008 compared to $1,231,000 in the first nine months of 2007, a decrease of $131,000, or 11%. The decrease in advertising costs is primarily related to the non recurrence of the southern New England advertising campaign that was implemented in the third quarter of 2007.
Amortization was $676,000 in the first nine months of 2008, a $45,000 increase from $631,000 in the comparable period in 2007. Amortization is attributable to intangible assets that were acquired as part of acquisitions in recent years.
Income from operations for the nine months ended July 31, 2008 was $5,490,000 compared to $4,566,000 in the comparable period in 2007, an increase of $924,000, or 17%. The increase was a result of higher sales and stable cost of goods sold despite higher operating costs.
Interest, Taxes, and Other Expenses — Income from Continuing Operations
Interest expense was $2,294,000 for the nine months ended July 31, 2008 compared to $2,443,000 in the nine months ended July 31, 2007, a decrease of $149,000. The decrease is attributable to lower outstanding debt and variable interest rates that more than offset higher fixed interest rates. Higher interest rates were a result of fixing senior debt at a long term rate higher than short term market rates when the debt was re-financed in 2007.
Income before income taxes was $3,196,000 for the nine months ended July 31, 2008 compared to income before income taxes of $2,124,000 in the corresponding period in 2007, an improvement of $1,072,000. The tax expense for the nine months of fiscal year 2008 was $1,184,000 and was based on the expected effective tax rate of 37%. We recorded a tax expense of $844,000 related to income from operations in the first nine months of fiscal year 2007 based on an anticipated effective tax rate of 40%. The decrease in the effective tax rate was primarily a result of the affect of expected tax credits for the installation of solar electricity generating equipment during fiscal year 2008 partially offset by a valuation allowance set up for the write off of the note referenced above.
Net Income
Net income of $2,011,000 for the nine months ended July 31, 2008 increased from net income of $1,279,000 in the corresponding period in 2007, an improvement of $732,000, or 57%. The increase is attributable to higher sales and gross margin despite higher operating costs, based largely on the charge related to the note receivable in the second quarter, for the first nine months of 2008 as compared to the same period in fiscal year 2007.
Liquidity and Capital Resources
As of July 31, 2008, we had working capital of $2,192,000 compared to $2,609,000 as of October 31, 2007, a decrease of $417,000. The decrease in working capital was primarily attributable to the use of cash during the first nine months of the respective fiscal years for capital expenditures, acquisitions and debt reduction. Net cash provided by operating activities increased $722,000 to $4,827,000 in 2008 from $4,105,000 in 2007. The increase was attributable to higher net income, as well as the fact that a material portion of selling, general, and administrative expenses was not a cash item, as noted in more detail below. In addition, we generally used less cash to fund changes in prepaid expenses and inventory which offset greater use of cash for seasonal increases in accounts receivable in the first nine months of fiscal year 2008 as compared to the first nine months of fiscal year 2007.
As mentioned above, we use cash provided by operations to repay debt and fund capital expenditures. In the first nine months of fiscal year 2008, we used $2,460,000 for scheduled repayments of our term debt. In addition, we used $3,470,000 for capital expenditures. Capital expenditures were substantially higher than the same period last year because of $1,239,000 expended on our solar electricity generation project and also included routine expenditures for coolers, brewers, bottles and racks related to home and office distribution. The expenditures on the solar project are net of $644,000 received from a grant for the project through July 31, 2008. The total cost of the project is $2,092,000 and we anticipate receiving an additional $644,000 in related grant revenue in the next six months.
In the second quarter of fiscal year 2008, we provided a provision for bad debt expense against the entire balance, plus accrued interest, of an unsecured, subordinated note that was receivable from Trident LLC. The note, which was due in full in 2011 and had a principal of $475,000, represented the remaining portion of the sales price that was receivable from the sale of our retail operations in March, 2004. The note was considered fully impaired primarily based on advice from Trident that it had closed its principal facility and generally ceased its operations due to cash flow problems. We have also made a provision of $51,000 in the first nine months of 2008 against another note receivable that represents the portion that we estimate to be uncollectible.
As of July 31, 2008 we had outstanding balances of $17.6 million on our term loan, $1,000,000 on our $7.5 million acquisition line of credit and $1,000,000 on our $6 million revolving line of credit with Bank of America. In addition, there was an outstanding letter of credit for $1,485,000 issued against the revolving line of credit’s availability. As of July 31, 2008 there was $6,500,000 and $3,515,000 available on the acquisition and revolving lines of credit, respectively.
Our credit facility requires that we be in compliance with certain financial covenants at the end of each fiscal quarter. The covenants include senior debt service coverage as defined of greater than 1.25 to 1, total debt service coverage as defined of greater than 1 to 1, and senior debt to EBITDA as defined of no greater than 2.5 to 1. As of July 31, 2008, we were in compliance with all of the financial covenants of our credit facility.
As of July 31, 2008, we had an interest rate swap agreement with Bank of America in effect. The intent of the instrument is to fix the interest rate on 75% of the outstanding balance on the Term Loan as required by the credit facility. The swap fixes the interest rate for the swapped amount at 6.62% (4.87% plus the applicable margin, 1.75%).
The net deferred tax liability at July 31, 2008 represents temporary timing differences, primarily attributable to depreciation and amortization, between book and tax calculations. We have used all of our federal net operating loss carryforwards and will have to fund our tax liabilities with cash in the current fiscal year and in the future.
In addition to our senior and subordinated debt commitments, we have significant future cash commitments, primarily in the form of operating leases that are not reported on the balance sheet. The following table sets forth our contractual commitments in future fiscal years:

		Payment due by fiscal year
		Remainder
Contractual Obligations (1)	Total	of 2008	2009-2010	2011-2012	After 2012
Debt	$33,719,000	$811,000	$7,916,000	$6,900,000	$18,092,000
Interest on Debt (2)	14,885,000	2,055,000	5,084,000	4,231,000	3,515,000
Operating Leases	13,281,000	740,000	6,043,000	3,603,000	2,895,000

Total	$61,885,000	$3,606,000	$19,043,000	$14,734,000	$24,502,000

(1) Customer deposits have been excluded from the table. Deposit balances vary from period to period with water sales but future increases and decreases in the balances are not accurately predictable. Deposits are excluded because, net of periodic additions and reductions, it is probable that a customer deposit balance will always be outstanding as long as the business operates.
(2) Interest based on 75% of outstanding senior debt at the hedged interest rate discussed above, 25% of outstanding senior debt at a variable rate of 4.21%, and subordinated debt at a rate of 12%.
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
Changes in Internal Control over Financial Reporting.
During the nine months ended July 31, 2008, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1.      Legal Proceedings.
There have been no material developments in our legal proceedings since they were disclosed in our Annual Report on Form 10-K for the period ending October 31, 2007.
Item 1A.   Risk Factors.
None.
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.
(c) The following table summarizes the stock repurchases, by month, that were made during the three months ended July 31, 2008.

			Total Number of	Maximum
			Shares	Number of
			Purchased as	Shares that May
			Part of a Publicly	Yet be
	Total Number of	Average Price	Announced	Purchased Under
	Shares Purchased	Paid per Share	Program (1)	the Program (1)
May 1-31	3,000	$1.30	3,000	19,700
June 1-30	19,700	1.33	19,700	0
July 1-31	43,000	1.25	43,000	207,000

Total	65,700	$1.29	65,700
(1)	On June 16, 2006, we announced a program to repurchase up to 250,000 shares of our common stock at the discretion of management. We completed the repurchase of 250,000 shares in June 2008. On July 16, 2008 we announced that we would continue to repurchase shares up to an additional 250,000 shares. There is no expiration date for the plan to repurchase additional shares and the share limit may not be reached.
Item 3.      Defaults Upon Senior Securities.
None.
Item 4.      Submission of Matters to a Vote of Security Holders.
None.
Item 5.      Other Information.
None.

Item 6.      Exhibits.

Exhibit Number	Description

10.1	Fourth Amendment to the Credit Agreement dated April 5, 2005 with Bank of America

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit B to Appendix A to our registration statement on Form S-4, File No. 333-45226, filed with the SEC on September 6, 2000)

3.2	Certificate of Amendment of Certificate of Incorporation (Incorporated by reference to Exhibit 4.2 of our current report on Form 8-K, filed with the SEC on October 19, 2000)

3.3	By-laws, as amended (Incorporated by reference to Exhibit 3.3 to our quarterly report on Form 10-Q, filed with the SEC on September 14, 2001)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: September 15, 2008

VERMONT PURE HOLDINGS, LTD.
By:	/s/ Bruce S. MacDonald
Bruce S. MacDonald
Vice President, Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

Exhibits Filed Herewith

Exhibit Number	Description

10.1	Fourth Amendment to the Credit Agreement dated April 5, 2005 with Bank of America

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.