Form 10-K
period 2008-10-31
VERMONT PURE HOLDINGS LTD/DE
filed 2009-01-29
CIK 1123316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 2008.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
Commission File Number 000-31797
VERMONT PURE HOLDINGS, LTD.
(Exact name of registrant as specified in its charter)

Delaware	03-0366218

State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification Number
1050 Buckingham St., Watertown, CT 06795
(Address of principal executive offices and zip code)
Registrant’s telephone number, including area code: (860) 945-0661

Securities registered pursuant to Section 12(b) of the Act:	Common Stock, par value $.001 per share	NYSE Alternext US

	Title of each class	Name of exchange on which registered
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last sale price per share of common stock on April 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the NYSE Alternext US, was $14,768,000.
The number of shares outstanding of the registrant’s Common Stock, $.001 par value, was 21,547,227 on January 9, 2009.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement, to be filed not later than 120 days after the registrant’s fiscal year ended October 31, 2008, and delivered in connection with the registrant’s annual meeting of stockholders, are incorporated by reference into Part III of this Form 10-K.

Note: Items 6 and 7A are not required for smaller reporting companies and therefore are not furnished.
***************
In this annual report on Form 10-K, “Vermont Pure,” the “Company,” “we,” “us” and “our” refer to Vermont Pure Holdings, Ltd. and its subsidiary, taken as a whole, unless the context otherwise requires.
***************
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
***************
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

PART I
ITEM 1. BUSINESS.
Introduction and Company Background
Vermont Pure Holdings, Ltd., incorporated in Delaware in 1990, is engaged in the production, marketing and distribution of bottled water and the distribution of coffee, ancillary products, and other office refreshment products. We operate primarily as a distribution business to homes and offices, using our own trucks for distribution throughout New England, New York, and New Jersey.
Our distribution sales and services evolved from our initial business, sales of bottled water and cooler rentals. We bottle our water and also have it bottled for us. All of our water products are still, non-sparkling waters as opposed to sparkling waters. In addition to water and related services our other significant offerings have grown to include distribution of coffee and ancillary products, and other refreshment products including soft drinks and snacks. To a lesser extent, we distribute these products through third party distributors and directly through vending machines.
Bottled water is a mainstream beverage and the centerpiece of many consumers’ healthy living lifestyles. In addition, we believe that the development and continued growth of the bottled water industry reflects growing public awareness of the potential contamination and unreliability of municipal water supplies. Conversely, bottled water has been the recent focus of publicity regarding concerns about the environmental and health effects of using polycarbonate plastic bottles (these are described in more detail in Item 1A, Risk Factors).
Coffee, a product that is counter seasonal to water, is the second leading product in the distribution channel, accounting for 23% of our total sales in fiscal year 2008. Because coffee is a commodity, coffee sales are affected by volatility in the world commodity markets. An interruption in supply or a dramatic increase in pricing could have an adverse effect on our business.
The increase in coffee sales in recent years has been driven by the market growth of single-serve coffee products. This development has revolutionized the marketplace and, while we expect the growth of these products to continue, innovation and changes in distribution will play a significant role in the profitability of the products.
Water Sources, Treatment, and Bottling Operations
Water from local municipalities is the primary raw source for the Crystal Rock® brand. The raw water is purified through a number of processes beginning with filtration. Utilizing carbon and ion exchange filtration systems, we remove chlorine and other volatile compounds and dissolved solids. After the filtration process, impurities are removed by reverse osmosis and/or distillation. We ozonate our purified water (by injecting ozone into the water as an agent to prohibit the formation of bacteria) prior to storage. Prior to bottling, we add pharmaceutical grade minerals to the water, including calcium and potassium, for taste. The water is again ozonated and bottled in a fully enclosed clean room with a high efficiency particulate air, or HEPA, filtering system designed to prevent any airborne contaminants from entering the bottling area, in order to create a sanitary filling environment.

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
The primary source of our natural spring water (primarily sold under the Vermont Pure® brand) is a spring owned by a third party in Stockbridge, Vermont that is subject to a 50- year water supply contract. We also obtain water, under similar agreements with third parties, from springs in Bennington and Tinmouth, Vermont. These three springs are approved by the State of Vermont as sources for natural spring water. The contractual terms for these springs provide spring water in excess of our current needs and within the apparent capacity of the springs, and accordingly we believe that we can readily meet our bulk water supply needs for the foreseeable future.
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
We have no material contractual commitments to the owners of our outside sources and bottling facilities other than for the products and services we receive.
We use outside trucking companies to transport bulk spring water from the source site to our bottling facilities.

Products
We sell our three major brands in three and five gallon bottles to homes and offices throughout New England, New York, and New Jersey. In general, Crystal Rock® is distributed in southern New England and upstate and western New York, while Vermont Pure® is primarily distributed throughout northern New England and upstate New York and secondarily in southern New England. Hidden Spring® is generally sold to distributors in New England. We rent and sell water coolers to customers to dispense bottled water. Our coolers are available in various consumer preferences such as cold, or hot and cold, dispensing units. In addition, we sell and rent units to commercial accounts that filter water from the existing source on site. We also distribute a variety of coffee, tea and other hot beverage products and related supplies, as well as other consumable products used around the office. We offer vending services in some locations. We rent and sell single-serve coffee brewing equipment to customers. In addition, we supply whole beans and coffee grinders for fresh ground coffee and cappuccino machines to restaurants. We are the exclusive office coffee distributor of Baronet Coffee in New England, New York and New Jersey. In addition to Baronet Coffee, we sell other national brands, most notably, Green Mountain Coffee Roasters.
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
Advertising and Promotion
We advertise our products primarily through Yellow Pages and radio and billboard advertising. Radio and billboard has primarily been used in the southern New England market. We have also actively promoted our products through sponsorship of various local organizations and sporting events to endeavor to be highly visible in the communities that we serve. In recent years, we have sponsored professional minor league baseball and various charitable and cultural organizations, such as Special Olympics and the Multiple Sclerosis Society.
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
We rely on trucking to receive raw materials and transport and deliver our finished products. Consequently, the price of fuel significantly impacts the cost of our products. We purchase our own fuel for our Home and Office delivery and use third parties for transportation of raw materials and finished goods between our warehouses. While volume purchases can help control erratic fuel pricing, market conditions ultimately determine the price. In 2008, we experienced substantial increases in fuel prices as a result of market influences. Continued increases in fuel prices would likely affect our profitability if we are not able to adjust our pricing accordingly without losing sales volume.
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
Seasonality
Our business is seasonal. The period from June to September, when we have our highest water sales, represents the peak period for sales and revenues due to increased consumption of cold beverages during the summer months in our core Northeastern United States market. Conversely, coffee, which represented 23% of our sales in 2008, has a peak sales period from November to March.
Competition
We believe that bottled water historically has been a regional business in the United States. The market includes several large regional brands owned by multi-national companies that operate throughout contiguous states. We also compete with smaller, locally-owned bottlers that operate in specific cities or market areas within single states.
With our Crystal Rock® and Vermont Pure® brands, we compete on the basis of pricing, customer service, quality of our products, attractive packaging, and brand recognition. We consider our trademarks, trade names and brand identities to be very important to our competitive position and defend our brands vigorously. In addition, in 2008 we began offering PET plastic as an alternative bottle and have converted customers with health concerns about polycarbonate plastic to this container.
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
We believe that it has become increasingly important to our competitive advantage to decrease the impact of our business on the environment. We traditionally use five gallon containers that are placed on coolers and are reused many times. Recently we have taken additional steps to “green” our business including:
•	Completed an extensive solar electricity generation installation in our Watertown facility to supply a significant amount of the energy for that facility.

•	Upgraded the lighting in most of our facilities to high efficiency lighting.

•	Instituted no-idling and other driving policies in all of our locations.

•	Upgraded many of our older vehicles to new, more energy efficient vehicles.
Trademarks
We own the trade names of the principal water brands that we sell, Vermont Pure Natural Spring Water® and Crystal Rock®. We own or have rights to other trade names that currently are not a significant part of our business. Our trademarks as well as label designs are, in general, registered with the United States Patent and Trademark Office.
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
Employees
As of January 9, 2009, we had 330 full-time employees and 17 part-time employees. None of the employees belong to a labor union. We believe that our relations with our employees are good.
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

As permitted under the corporate governance rules of the NYSE Alternext US (NYSE Alternext), we have, at the direction of the Baker family group, elected “controlled company” status under those rules. A controlled company is exempted from these NYSE Alternext corporate governance rules: (1) the requirement that a listed company have a majority of independent directors, (2) the requirement that nominations to the company’s board of directors be either selected or recommended by a nominating committee consisting solely of independent directors, and (3) the requirement that officers’ compensation be either determined or recommended by a compensation committee consisting solely of independent directors. We do not currently utilize exemption (3) as we have a compensation committee consisting solely of three independent directors.
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
As mentioned above, the Baker family group owns a majority of our common stock. In addition, in connection with the acquisition of Crystal Rock Spring Water Company in 2000, we issued members of the Baker family group 12% subordinated promissory notes secured by all of our assets. The current balance on these notes is approximately $14,000,000. We also lease important facilities in Watertown and Stamford, Connecticut from Baker family interests. These interests of the Baker family create various conflicts of interest.
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
We believe that the adverse publicity associated with these reports is generally aimed at the retail, small bottle segment of the industry that is now a minimal part of our business, and that our customers can readily distinguish our products from the retail bottles that are currently the basis for concern in some areas. Our customers typically buy their water in reusable five gallon containers that are placed on coolers and are reused many times and only approximately 4% of our total sales is from water sold in single serve packages. In addition, we continue to take steps to “green” our business by means of solar electricity generation, high efficiency lighting, no-idling and other driving policies, and the use of biodiesel.
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
Various media outlets have reported that a chemical, bisphenol A, used in packaging and other products can possibly have adverse health effects on consumers, particularly on young children. Bisphenol A is contained in the three- and five- gallon polycarbonate plastic bottles that we use to bottle our water. Any significant change in perception by our customers or government regulation of polycarbonate plastic in food and beverage products could adversely affect our operations and financial results.
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
If such events, or any of them, were to occur, our sales and operating results could be materially adversely affected.
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
A significant portion of our sales, 23% in fiscal year 2008, is derived from coffee. The supply and price of coffee may be limited by climate, by international political and economic conditions, and by access to transportation, combined with consumer demand. An increase in the wholesale price of coffee could result in a reduction in our profitability. If our ability to purchase coffee were impaired by a market shortage, our sales might decrease, which would also result in a reduction of profitability.
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
Our route accounting system is essential to our overall administrative function and success. An extended interruption in servicing the system could result in the inability to access information. Limited or no access to this information would likely inhibit the distribution of our products and the availability of management information, and could even affect our compliance with public reporting requirements. Our supplier is Innovations in Software, or IIS, which has a limited number of staff that has proprietary information pertaining to the operation of the software. Changes in personnel or ownership in the firm might result in disruption of service. Any of these consequences could have a material adverse impact on our operations and financial condition.
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
Historically, the period from June to September represents the peak period for sales and revenues due to increased consumption of beverages during the summer months in our core Northeastern United States markets. Warmer weather in our geographic markets tends to increase water sales, and cooler weather tends to decrease water sales. To the extent that our quarterly results are affected by these patterns, our stock price may fluctuate to reflect them.

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
We are in the process of finally implementing the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires management to assess the effectiveness of our internal controls over financial reporting and include an assertion in our annual report as to the effectiveness of its controls. The cost to comply with this law will affect our net income adversely. In addition, management’s effort and cost are no assurance that our independent auditors will attest to the effectiveness of our internal controls in its report required by the law. If that is the case, the resulting report from our auditors may have a negative impact on our stock price.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
As part of our Home and Office delivery operations, we have entered into or assumed various lease agreements for properties used as distribution points and office space. The following table summarizes these arrangements and includes our bottling facilities:

Location	Lease expiration	Sq. Ft.	Annual Rent
Williston, VT	June 2009	10,000	$70,936
Southborough, MA	December 2013	15,271	$114,533
Bow, NH	June 2010	9,600	$48,360
Rochester, NY	January 2012	15,000	$60,000
Buffalo, NY	September 2010	10,000	$62,500
Syracuse, NY	December 2010	10,000	$38,333
Halfmoon, NY	October 2011	22,500	$148,500
Plattsburgh, NY	May 2010	5,000	$24,000
Watertown, CT	October 2016	67,000	$414,000
Stamford, CT	October 2010	22,000	$248,400
White River Junction, VT	June 2009	12,000	$76,647
Watertown, CT	May 2013	15,000	$57,960
Groton, CT	June 2009	7,500	$56,375
All locations are used primarily for warehousing and distribution and have limited office space for location managers and support staff. The exception is the Watertown, Connecticut location, which has a substantial amount of office space for sales, accounting, information systems, customer service, and general administrative staff.
In 2000, we entered into 10-year lease agreements to lease the buildings that are utilized for operations in Watertown and Stamford, Connecticut. Subsequently, on August 29, 2007, we finalized an amendment to our existing lease for the Watertown facility. The lease was scheduled to expire in October, 2010. Annual rent payments for the remainder of the original lease were scheduled to be $414,000 annually.
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
ITEM 3. LEGAL PROCEEDINGS.
On May 1, 2006, the Company filed a lawsuit in the Superior Court Department, County of Suffolk, Massachusetts, alleging malpractice and other wrongful acts, seeking damages in an unspecified amount, against three law firms that had been representing the Company in litigation involving Nestlé Waters North America, Inc.: Hagens Berman Sobol Shapiro LLP, Ivey & Ragsdale, and Cozen O’Connor. The case is Vermont Pure Holdings, Ltd. vs. Thomas M. Sobol et al., Massachusetts Superior Court CA No. 06-1814.
Until May 2, 2006, when the Company terminated their engagement, the three defendant law firms represented the Company in litigation in federal district court in Massachusetts known as Vermont Pure Holdings, Ltd. vs. Nestlé Waters North America, Inc. (the Nestlé litigation). The Company filed the Nestlé litigation in early August 2003.
The Company’s lawsuit alleges that the three defendant law firms wrongfully interfered with, and/or negligently failed to take steps to obtain, a proposed June 2003 settlement with Nestlé. The complaint includes counts involving negligence, breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, tortuous interference with economic relations, civil conspiracy, and other counts, and seeks declaratory relief and compensatory and punitive damages.
In July 2006, certain of the defendants filed a counterclaim against the Company seeking recovery of their fees and expenses in the Nestlé litigation. In August 2007, certain of the defendants filed a counterclaim against the Company that includes an abuse of process count in which it is alleged that our claims against them are frivolous and were not advanced in good faith, as well as a quantum meruit count in which these defendants allege that their services were terminated wrongfully and in bad faith and seek approximately $2.2 million in damages.
Discovery of fact witnesses and expert witnesses has been completed. In September 2008, the defendants in the lawsuit filed summary judgment motions seeking dismissal of the Company’s claims in their entirety, which the Company opposed. The Superior Court Judge denied these motions in a ruling dated December 26, 2008. No trial date for this lawsuit has been set.
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
No matter was submitted to a vote of security holders during the quarter ended October 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
NYSE Euronext completed its acquisition of the American Stock Exchange (AMEX) on October 1, 2008. Post merger, the AMEX equities business has been re-branded NYSE Alternext US LLC (NYSE Alternext). Our Common Stock is traded on the NYSE Alternext under the symbol VPS. The table below indicates the range of the high and low daily closing prices per share of Common Stock as reported by the exchange.

	High	Low
Fiscal Year Ended October 31, 2008

First Quarter	$1.72	$1.38
Second Quarter	$1.60	$1.36
Third Quarter	$1.41	$1.27
Fourth Quarter	$1.41	$.94

Fiscal Year Ended October 31, 2007

First Quarter	$1.75	$1.38
Second Quarter	$1.98	$1.75
Third Quarter	$1.94	$1.79
Fourth Quarter	$1.93	$1.61
The last reported sale price of our Common Stock on the NYSE Alternext on January 15, 2009 was $.90 per share.
As of that date, we had 422 record owners and believe that there were approximately 2,000 beneficial holders of our Common Stock.
No dividends have been declared or paid to date on our Common Stock. Our senior credit agreement prohibits us from paying dividends without the prior consent of the lender. It is unlikely that we will pay dividends in the foreseeable future.

Issuer Purchase of Equity Securities
The following table summarizes the stock repurchases, by month, that were made during the fourth quarter of the fiscal year ended October 31, 2008.

			Total Number of	Maximum
			Shares	Number of
			Purchased as	Shares that May
	Total Number of		Part of Publicly	Yet be
	Shares	Average Price	Announced	Purchased Under
Period	Purchased	Paid per Share	Program (1)	the Program (1)
August 1-31	0	$—	0	207,000
September 1-30	0	$—	0	207,000
October 1-31	8,700	$1.16	8,700	198,300

Total	8,700	$1.16	8,700

(1)	On June 16, 2006, we announced a program to repurchase up to 250,000 shares of our common stock at the discretion of management. We completed the repurchase of 250,000 shares in June 2008. On July 16, 2008 we announced that we would continue to repurchase shares up to an additional 250,000 shares. There is no expiration date for the plan to repurchase additional shares and the share limit may not be reached.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following Management’s Discussion and Analysis (MD&A) is intended to help the reader understand our company. The MD&A should be read in conjunction with our consolidated financial statements and the accompanying notes. This overview provides our perspective on the individual sections of the MD&A, as well as a few helpful hints for reading these pages. The MD&A includes the following sections:
•	Business Overview — a brief description of fiscal year 2008.

•	Results of Operations — an analysis of our consolidated results of operations for the three years presented in our consolidated financial statements.

•	Liquidity and Capital Resources — an analysis of cash flows, sources and uses of cash, and contractual obligations and a discussion of factors affecting our future cash flow.

•	Critical Accounting Policies — a discussion of accounting policies that require critical judgments and estimates. Our significant accounting policies, including the critical accounting policies discussed in this section, are summarized in the notes to the accompanying consolidated financial statements.
Business Overview
For our fiscal year ended October 31, 2008, we experienced a goodwill impairment (a non-cash charge) in the amount of $22,359,000, which materially reduced our income from continuing operations and net income. At October 31, 2008, the valuation by which we measure goodwill impairment was significantly affected by the lower value of our stock price which, among other things, was affected by general market conditions. Impairment of goodwill does not affect the Company’s liquidity or indicate its profitability prospects in the future. Nevertheless, it was a substantial component of our Loss from operations of $15,862,000 and Net loss of $19,836,000. But for the impairment of goodwill, all of those line items would have shown income, not losses.
Except for the goodwill impairment charge, the financial performance of our business for fiscal year 2008 improved over fiscal year 2007. The improvement was a result of increased sales and gross profit and a reduction in interest expense, offset by higher selling, general, and administrative expenses. The increase in sales was generated primarily by non-traditional products, most notably single serve coffee and price increases to offset increasing fuel costs and, to a lesser extent, acquisitions. Product margins decreased, as a percentage of sales, as a result of the product mix skewing away from non-water products.
Excluding the non-cash impairment charge to goodwill, the financial performance of our business for fiscal 2008 improved over fiscal 2007. Over the first three quarters, the improvement reflected increased sales, an improved gross margin notwithstanding increased selling, general, and administrative expenses, and lower interest. The sales increase was generated primarily by non-water-related revenue, notably single-serve coffee and price increases to offset increasing fuel costs. To a lesser extent, acquisitions also contributed to revenues. However, the fourth quarter, again excluding the impairment charge, was less profitable than the prior year’s fourth quarter due to slower sales, lower margins, and higher administrative expenses. We believe that our fourth quarter financial performance in large measure reflected the overall softening of the economy. If, as many observers expect, the national and regional economy remains in a recession in 2009, we are likely to experience lower profitability going forward.
Results of Operations
Fiscal Year Ended October 31, 2008 Compared to Fiscal Year Ended October 31, 2007
Sales
Sales for fiscal year 2008 were $69,237,000 compared to $65,231,000 for 2007, an increase of $4,006,000 or 6%. Sales attributable to acquisitions in fiscal year 2008 were $501,000. Net of the acquisitions, sales increased 5%.
The comparative breakdown of sales is as follows:

Product Line	2008	2007	Difference	% Diff.
	(in 000’s $)	(in 000’s $)	(in 000’s $)
Water	$29,250	$29,560	$(310)	(1%)
Coffee and Related	21,197	19,341	1,856	10%
Equipment Rental	8,909	9,143	(234)	(3%)
Other	9,881	7,187	2,694	37%

Total	$69,237	$65,231	$4,006	6%

Water — The aggregate decrease in water sales was a result of 2% increase in price and a 3% decrease in volume. The increase in price was attributable to general increases in list prices. The decrease in volume was primarily a result of lower market demand. Volume was favorably impacted by several small acquisitions completed during the year. Sales increased 1% as a result of these acquisitions. So, net of acquisitions, total water sales decreased 2% in fiscal year 2008.
Coffee — The increase in sales was primarily due to the growth of single serve coffee, which grew 25% to $9,184,000 in fiscal year 2008 compared to $7,328,000 in fiscal year 2007. Traditional coffee products and related products grew 4% in fiscal year 2008 compared to the year earlier. Acquisitions accounted for 1% of the growth in this category.

Equipment Rental — Equipment rental revenue decreased in fiscal year 2008 compared to the prior year primarily as a result of a decrease in the average rental price that more than offset an increase in placements of equipment. Sales were 1% higher in 2008 due to increased equipment placements and 4% lower as a result of lower rental prices as compared to 2007. Acquisitions had no impact on equipment rental revenue.
Other — The substantial increase in other revenue is reflective of fees that are charged as a result of higher energy costs for delivery and freight, raw materials, and bottling operations. These charges increased to $3,207,000 in fiscal year 2008 from $1,444,000 in 2007. Sales of other products such as single-serve drinks, cups, and vending items, in aggregate, increased 5% in 2008 compared to last year. In addition, the improvement in sales in this category reflects the fact that in the second quarter of 2007, we had a charge of $201,000 because our estimate of container deposit liability from a departing customer was too low. This effect did not recur in 2008. Acquisitions had no effect on other sales.
Gross Profit/Cost of Goods Sold
Gross profit increased $1,868,000, or 5% in fiscal year 2008 compared to 2007, from $37,042,000 to $38,910,000. As a percentage of sales, gross profit decreased to 56.2% of sales from 56.8% for the respective period. The dollar increase in gross profit was attributable to higher sales. The decrease in gross profit, as a percentage of sales, was attributable to a change in product sales mix. Product mix was influenced by higher volume growth of single serve coffee which has a lower profit margin than water and traditional coffee products.
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
(Loss) Income from Operations/Operating Expenses
The loss from operations was $15,862,000 in 2008 compared to income from operations of $6,643,000 in 2007, a decrease of $22,505,000. The most significant component of this decrease was goodwill impairment of $22,359,000 in 2008. There was no such impairment in 2007. Total operating expenses increased to $54,773,000 for the year, an increase from $30,399,000 the prior year, an increase of $24,374,000. Once again, the most significant contributor to the higher operating expenses in 2008 was the impairment charge of $22,359,000. Net of impairment, operating expenses increased moderately. The increase was a result of additional expenses due to increased sales as well as higher benefits expense and professional fees.
Selling, general and administrative (SG&A) expenses were $30,132,000 in fiscal year 2008 and $27,969,000 in 2007, an increase of $2,163,000, less than 8%. Of total SG&A expenses:
•	Route sales costs increased 5%, or $669,000, to $14,227,000 in fiscal year 2008 from $13,558,000 in fiscal year 2007, primarily related to labor for commission-based sales from increased sales and higher fuel costs. Total direct distribution related costs increased $596,000, or 5%, to $13,526,000 in fiscal year 2008 from $12,930,000 in fiscal year 2007;

•	Selling costs increased 19%, or $453,000, to $2,825,000 in fiscal year 2008 from $2,732,000 in fiscal year 2007, as a result of an increase in labor for commission-based sales from increased sales; and

•	Administrative costs increased 12%, or $1,401,000, to $13,080,000 in fiscal year 2008 from $11,679,000 in fiscal year 2007, as a result of higher health insurance costs, professional fees related to compliance and litigation, and a provision for bad debts of $532,043 on notes receivable that more than offset a reduction of accounting and computer-related fees.
Advertising expenses decreased to $1,530,000 in fiscal year 2008 from $1,602,000 in 2007, a decrease of $72,000, or 4%. The decrease in advertising costs is primarily related to the non recurrence of the southern New England advertising campaign that was implemented in the third quarter of 2007.
Amortization increased to $888,000 in fiscal year 2008 from $846,000 in 2007. Amortization is attributable to intangible assets that were acquired as part of acquisitions in recent years.
We had a gain from the sale of miscellaneous assets in fiscal year 2008 of $136,000 compared to a gain on the sale of assets of $18,000 in fiscal year 2007. The sales are of miscellaneous assets no longer used in the course of business.
In fiscal year 2008, we incurred an impairment loss of $22,359,000. The impairment loss was a non-cash charge and was a result of the assessment of our goodwill as of October 31, 2008. Goodwill had been recorded for acquisitions from 1996 through 2008. Our assessment concluded that goodwill on our books exceeded the value as prescribed by SFAS No. 142. In determining the impairment, we followed the two step approach provided in paragraphs 19-22 of SFAS 142. In step one and in determining the fair value of the Company (the reporting unit), we used a weighted average of three different market approaches: 1) Quoted stock price (30%); 2) Value comparisons to publicly traded companies (see note 1) believed to have comparable reporting units (20%); and 3) Discounted net cash flow (50%). We believe that this approach, consistent with paragraph 23 of SFAS 142, provided a reasonable estimation of the value of the Company and took into consideration our thin trading volume (which reflects, in part, the fact that Company is a “controlled company” under the governance rules of the NYSE Alternext), market comparable valuations, and expected results of operations. We compared the resulting estimated fair value to the equity value of the Company as of October 31, 2008 and determined that there was an impairment of goodwill. In step two, we then allocated the estimated fair value to all of the assets and liabilities of the Company (including unrecognized intangible assets) as if the Company had been acquired in a business combination and the estimated fair value was the price paid. We then recognized impairment in the amount by which the carrying value of goodwill exceeded the implied value of goodwill as determined in this allocation.

1	These companies were:

Company Name	Exchange	Symbol
Coca Cola Bottling Co. Consolidated	NYSE	COKE
Farmer Bros. Co.	NASDAQ	FARM
Green Mountain Coffee Roasters, Inc.	NASDAQ	GMCR
Hansen Natural, Corp.	NASDAQ	HANS
Coca Cola Inc.	NYSE	CCE
National Beverage Corp.	NASDAQ	FIZZ
PepsiAmericas, Inc.	NYSE	PAS
Pepsi Bottling Group, Inc.	NYSE	PBG

We believe that the impairment was primarily the result of a decline in the quoted market prices of our stock at year-end below our book carrying value, and was not due to any changes in our core business. There was no event or change in circumstance that would more likely than not reduce the fair value of our underlying net assets below their carrying amount prior to the annual impairment test.
We conducted a similar assessment of goodwill as of October 31, 2007 and concluded that goodwill was not impaired as of that date.
Other Income and Expense, Income Taxes, and (Loss) Income from Operations
Interest expense was $3,005,000 for fiscal year 2008 compared to $3,250,000 for fiscal year 2007, a decrease of $245,000. The decrease is attributable to lower outstanding debt and variable interest rates that more than offset higher interest rates. Higher interest rates were a result of fixing senior debt at a long term rate higher than short term market rates when the debt was re-financed in 2007.
Loss before income taxes in fiscal year 2008 was $18,867,000, compared to income before income taxes in fiscal year 2007 of $3,393,000, a decrease of $22,260,000. As noted above, the most significant component of the loss before income taxes in fiscal 2008 was goodwill impairment of $22,359,000. Aside from the impairment charge, operating results improved slightly as a result of higher sales, stable cost of goods sold and lower interest expense offset by higher operating costs. The tax expense for fiscal year 2008 was $969,000 compared to $1,317,000 for fiscal year 2007 and resulted in an effective tax rate of (5%) in 2008 and 39% in 2007. The negative tax rate in 2008 is attributable to the exclusion of the impairment loss from the determination of taxable income. In addition, the effective tax rate was impacted by the affect of expected tax credits for the installation of solar electricity generating equipment during fiscal year 2008 and by a valuation allowance set up for the write off of the notes for $532,043 referenced above. Our total effective tax rate is a combination of federal and state rates for the states in which we operate.
Net Income (Loss)
The net loss in fiscal year 2008 was $(19,836,000) compared to net income of $2,076,000 in 2007, a decrease of $21,912,000. As noted above, the most significant component of the net loss in 2008 was goodwill impairment of $22,359,000. Net income (loss) was completely attributable to continuing operations.
Based on the weighted average number of shares of Common Stock outstanding of 21,564,000 (basic and diluted), loss per share in fiscal year 2008 was ($.92) per share. This was a decrease of $1.02 per share from fiscal year 2007, when the weighted average number of shares of Common Stock outstanding was 21,624,000 (basic and diluted) and we had net income of $.10 per share.
The fair value of our swaps decreased $422,000 during fiscal year 2008 compared to a decrease of $244,000 in 2007. This resulted in unrealized losses of $263,000 and $144,000, net of taxes, respectively, for the fiscal years ended October 31, 2008 and 2007. The decrease during the year has been recognized as an adjustment to net income (loss) to arrive at comprehensive income (loss) as defined by the applicable accounting standards. Further, the cumulative adjustment over the life of the instrument has been recorded as a current liability and accumulated other comprehensive loss on our consolidated balance sheet.

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

Liquidity and Capital Resources
As of October 31, 2008, we had working capital of $3,103,000 compared to $2,608,000 as of October 31, 2007, an increase of $495,000. The increase is primarily a result of an increase in other current assets related to prepaid income taxes. The prepaid income taxes in 2008 reflect an anticipated refund for fiscal year 2008 compared to an expected liability for the previous fiscal year. The difference accounted for a net increase of $1,015,000. This more than offset a decrease in cash of $692,000.
Net cash provided by operating activities decreased $425,000, or 6%, to $6,521,000 from $6,946,000. The decrease was attributable to cash used for the reduction of accrued expenses that more than offset the net loss plus the non-cash goodwill impairment and other non-cash expenses. The usual non-cash expenses also included a provision for bad debt expense for two notes receivable described in more detail below.
We use cash provided by operations to repay debt and fund capital expenditures. In fiscal year 2008, we used $3,282,000 primarily for scheduled repayments of our term debt. We used $3,982,000 for capital expenditures and borrowed $422,000 from our line of credit to finance those expenditures. Capital expenditures were substantially higher than the same period last year because of $933,000 expended on our solar electricity generation project and in addition to routine expenditures for coolers, brewers, bottles and racks related to home and office distribution. The expenditures on the solar project are net of $1,159,000 received from a grant for the project through October 31, 2008. The total cost of the project was $2,092,000 and we anticipate receiving an additional $128,000 in related grant revenue in the next fiscal year. The grant is subject to certain conditions that management anticipates being able to comply with completely.
In the second quarter of fiscal year 2008, we recorded a provision for bad debt expense against the entire balance of an unsecured subordinated note that was receivable from Trident LLC. The note, which was due in full in 2011 and had a principal balance of $475,000, represented the remaining portion of the sales price that was receivable from the sale of our retail operations in March, 2004. The note was considered fully impaired primarily based on information from Trident that it had closed its principal facility and generally ceased its operations due to cash flow problems. We have also made a provision of $57,000 in 2008 against another note receivable that represents the portion that we estimate to be uncollectible.
As of October 31, 2008 we had outstanding balances of $16,800,000 on our term loan, and $1,000,000 on our $10,000,000 acquisition line of credit with Bank of America. As of that date there was no balance outstanding on our $6,000,000 revolving line of credit with Bank of America. In addition, there was an outstanding letter of credit for $1,485,000 issued against the revolving line of credit’s availability. As of October 31, 2008 there was $9,000,000 and $4,515,000 available on the acquisition and revolving lines of credit, respectively.
As of October 31, 2008, we had an interest rate swap agreement with Bank of America in effect. The intent of the instrument is to fix the interest rate on 75% of the outstanding balance on the Term Loan as required by the credit facility. The swap fixes the interest rate for the swapped amount at 6.62% (4.87% plus the applicable margin, 1.75%). As of October 31, 2008, we had approximately $5 million of debt subject to variable interest rates. Under the credit facility with Bank of America, interest is paid at a rate of LIBOR plus a margin of 1.75% on term debt and 1.50% on the line of credit resulting in variable interest rates of 5.56% and 5.31% respectively at October 31, 2008.

Our credit facility requires that we be in compliance with certain financial covenants at the end of each fiscal quarter. The covenants include senior debt service coverage as defined of greater than 1.25 to 1, total debt service coverage as defined of greater than 1 to 1, and senior debt to EBITDA as defined of no greater than 2.5 to 1. As of October 31, 2008, we were in compliance with all of the financial covenants of our credit facility and we expect to be in compliance in the foreseeable future.
We used $243,000 of cash to purchase shares of our common stock on the open market during fiscal year 2008.
The net deferred tax liability at October 31, 2008 represents temporary timing differences, primarily attributable to depreciation and amortization, between book and tax calculations. We have used all of our federal net operating loss carryforwards and will have to fund our tax liabilities with cash in the current fiscal year and in the future.
In addition to our senior and subordinated debt commitments, we have significant future cash commitments, primarily in the form of operating leases that are not reported on the balance sheet. These operating leases are described in Note 16 to our Audited Consolidated Financial Statements.
The following table sets forth our contractual commitments as of October 31, 2008:

	Payment due by Period
Contractual Obligations	Total	2009	2010-2011	2012-2013	After 2013
Debt	$31,877,000	$3,315,000	$6,820,000	$6,900,000	$14,842,000
Interest on Debt (1)	12,961,000	2,686,000	4,716,000	3,862,000	1,697,000
Operating Leases	12,728,000	3,346,000	4,909,000	3,062,000	1,411,000

Total	$57,566,000	$9,347,000	$16,445,000	$13,824,000	$17,950,000

(1)	Interest based on 75% of outstanding senior debt at the hedged interest rate discussed above, 25% of outstanding senior debt at a variable rate of 5.31%, and subordinated debt at a rate of 12%.
As of the date of this Annual Report on Form 10-K, we have no other material contractual obligations or commitments.
Inflation has had no material impact on our performance.
Factors Affecting Future Cash Flow
Generating cash from operating activities and access to credit is integral to the success of our business. We continue to generate cash from operating activities to service scheduled debt repayment and fund capital expenditures. In addition, we have borrowed from our acquisition line of credit for capital expenditures and acquisitions. We also lease a significant amount of our vehicles. Our current revolving and acquisition lines of credit mature in April 2010.
Recent adverse economic conditions nationally have negatively impacted many businesses revenue and profitability and severely restricted credit availability. We began to experience the effect of this environment late in fiscal year 2008. Through the end of the year this impact has not materially jeopardized our cash flow or our credit standing but we expect that it will continue, possibly more severely based on many trends and forecasts, into 2009. Like most businesses, we are taking steps to preserve cash flow but no assurance can be given that the future economic environment will not adversely affect our cash flow and results of operations or that we will have adequate access to credit.

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
Goodwill — Intangible Asset Impairment
We have acquired a significant number of companies. The difference between the value of the assets and liabilities acquired, including transaction costs, and the purchase price is recorded as goodwill. If goodwill is not impaired, it would remain as an asset on our balance sheet at the value acquired. If it is impaired, we would be required to write down the asset to an amount that accurately reflects its estimated value. We completed a valuation of the Company performed as of October 31, 2007, and goodwill was not impaired as of that date. As of October 31, 2008, using a similar valuation process, comparing the fair value to the carrying value of the Company, we determined that goodwill was impaired at that time. As a result of this process, the Company recorded an impairment loss on goodwill of $22,359,000 in 2008. In determining these valuations we relied, in part, on our projections of future cash flows. If these projections change in the future, there may be a material impact on the valuation of the Company, which may result in an additional impairment of goodwill.
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
Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, is an interpretation of FASB Statement 109 (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return in order for those tax positions to be recognized in the financial statements. The Company adopted the provisions of FIN 48 at the beginning of fiscal year 2008.
Stock Based Compensation
At the beginning of fiscal year 2006, we adopted SFAS No. 123(R) “Share-based Payments” (revised 2004), which requires us to recognize the cost of equity issued in exchange for services. The cost of equity is determined using interest rate, volatility, and expected life assumptions. This pronouncement did not have a material impact on our financial position in fiscal years 2006, 2007, or 2008 since we had an immaterial amount of equity (options) issued or vesting during the period.
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
ITEM 9A(T). CONTROLS AND PROCEDURES
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
Internal Control Over Financial Reporting
a) Management’s Annual Report on Internal Control Over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2008. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on our assessment, management concluded that, as of October 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
b) Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting occurred during the fiscal quarter ended October 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item is incorporated by reference to the sections captioned “Directors”, “Our Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our 2009 proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended October 31, 2008.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this Item is incorporated by reference to the sections captioned “Compensation of Executive Officers” and “Compensation of Non-Employee Directors” in our 2009 proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended October 31, 2008.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Securities Authorized for Issuance Under Equity Compensation Plans.
The following table sets forth certain information as of October 31, 2008 about shares of our Common Stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements that were not required to be and were not submitted to our stockholders for approval.
Equity Compensation Plan Information

	(a)	(b)	(c)
Number of Securities remaining available for
	Number of Securities to be	Weighted-average exercise	future issuance under
	issued upon exercise of	price of outstanding	equity compensation plans
	outstanding options,	options, warrants and	(excluding securities
Plan Category	warrants and rights	rights	reflected in column (a)).
Equity compensation plans approved by security holders	592,700	$2.91	1,631,300
Equity compensation plans not approved by security holders	-0-	—	-0-
Total	592,700	$2.91	1,631,300
Additional information required by this Item is incorporated by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in our 2009 proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended October 31, 2008.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item is incorporated by reference to the section captioned “Corporate Governance” in our 2009 proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended October 31, 2008.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item is incorporated by reference to the sections captioned “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policies and Procedures” in our 2009 proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended October 31, 2008.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
a) The following documents are filed as part of this report:
     (2) Schedules
            None
     (3) Exhibits:

			Filed with
Exhibit			this Form	Incorporated by Reference
No.		Description	10-K	Form	Filing Date	Exhibit No.
3.1		Certificate of Incorporation		S-4	September 6, 2000	Exhibit B to Appendix A

3.2		Certificate of Amendment to Certificate of Incorporation		8-K	October 19, 2000	4.2

3.3		By-laws		10-Q	September 14, 2001	3.3

4.1		Registration Rights Agreement with Peter K. Baker, Henry E. Baker, John B. Baker and Ross Rapaport		8-K	October 19, 2000	4.6

10.1	*	1998 Incentive and Non-Statutory Stock Option Plan, as amended		14A	March 10, 2003	A

10.2	*	1999 Employee Stock Purchase Plan		14A	March 15, 1999	A

10.3	*	2004 Stock Incentive Plan		14A	March 9, 2004	B

10.4	*	Instrument of Amendment dated September 22, 2005 amending the 1999 Employee Stock Purchase Plan		8-K	September 28, 2005	10.1

10.5	*	Employment Agreement dated May 2, 2007 with Peter K. Baker		8-K	May 2, 2007	10.1

10.6	*	Employment Agreement dated May 2, 2007 with Bruce S. MacDonald		8-K	May 2, 2007	10.3

10.7	*	Employment Agreement dated May 2, 2007 with John B. Baker		8-K	May 2, 2007	10.2

10.8		Lease of Grounds in Stamford, Connecticut from Henry E. Baker		S-4	September 6, 2000	10.24

10.9		Lease of Buildings and Grounds in Watertown, Connecticut from the Baker’s Grandchildren Trust		S-4	September 6, 2000	10.22

		Filed with
Exhibit		this Form	Incorporated by Reference
No.	Description	10-K	Form	Filing Date	Exhibit No.
10.10	Lease of Building in Stamford, Connecticut from Henry E. Baker		S-4	September 6, 2000	10.23

10.11	First Amendment to the Lease of Buildings and Grounds in Watertown, Connecticut from the Baker’s Grandchildren Trust		10-Q	September 14, 2007	10.4

10.12	Credit Agreement dated April 5, 2005 with Bank of America and Webster Bank		10-Q	July 8, 2005	10.1

10.13	Form of Term Note dated April 5, 2005 issued to Bank of America and Webster Bank		10-Q	July 8, 2005	10.2

10.14	Form of Subordination and Pledge Agreement dated April 5, 2005 between Henry E. Baker, Joan Baker, John B. Baker, Peter K. Baker and Bank of America		10-Q	July 8, 2005	10.3

10.15	Form of Second Amended and Restated Promissory Note dated April 5, 2005 issued to Henry E. Baker, Joan Baker, John B. Baker and Peter K. Baker		10-Q	July 8, 2005	10.4

10.16	Form of Acquisition Note dated April 5, 2005 issued to Bank of America and Webster Bank		10-Q	July 8, 2005	10.5

10.17	Form of Revolving Credit Note dated April 5, 2005 issued to Bank of America and Webster Bank		10-Q	July 8, 2005	10.6

10.18	First Amendment to the Credit Agreement dated April 5, 2005 with Bank of America		10-Q	September 14, 2007	10.1

10.19	Second Amendment to the Credit Agreement dated April 5, 2005 with Bank of America		10-Q	September 14, 2007	10.2

10.20	Third Amendment to the Credit Agreement dated April 5, 2005 with Bank of America		10-Q	September 14, 2007	10.3

10.21	Form of Indemnification Agreement dated November 2, 2005 with each of Henry E. Baker, John B. Baker, Peter K. Baker, Phillip Davidowitz,David Jurasek, Bruce S. MacDonald and Ross S. Rapaport		10-K	January 30, 2006	10.21

10.22	Form of Indemnification Agreement dated November 2, 2005 with each of John M. Lapides and Martin A. Dytrych		10-K	January 30, 2006	10.22

10.23	Purchase and Sale Agreement dated March 1, 2004 with MicroPack Corporation		10-Q	March 16, 2004	10.27

10.24	Supply and License Agreement dated March 1, 2004 with MicroPack Corporation		10-Q	March 16, 2004	10.29

10.25	Agreement dated May 5, 2006 with Nestle Waters of North America Inc. to discontinue the Civil Action Vermont Pure Holdings, Ltd. v. Nestle Waters of North America Inc.		10-Q	June 14, 2006	10.1

10.26	Installation Agreement with American Capital Energy, Inc. dated August 29, 2007		10-K	January 29, 2008	10.29

10.27	Financial Assistance Agreement with Connecticut Innovations dated August 20, 2007		10-K	January 29, 2008	10.30

10.28	Fourth Amendment to the Credit Agreement dated April 5, 2005 with Bank of America		10-Q	September 15, 2008	10.1

21.1	Subsidiary	X

23.1	Consent of Wolf & Company, P.C.	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

Filed with
Exhibit		this Form	Incorporated by Reference
No.	Description	10-K	Form	Filing Date	Exhibit No.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*	Management contract or compensatory plan.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Vermont Pure Holdings, Ltd. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERMONT PURE HOLDINGS, LTD.

	By:	/s/ Peter K. Baker
Dated: January 29, 2009		Peter K. Baker, Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ross S. Rapaport Ross S. Rapaport	Chairman of the Board of Directors	January 29, 2009

/s/ Henry E. Baker Henry E. Baker	Director, Chairman Emeritus	January 29, 2009

/s/ John B. Baker John B. Baker	Executive Vice President and Director	January 29, 2009

/s/ Peter K. Baker Peter K. Baker	Chief Executive Officer and Director	January 29, 2009

/s/ Phillip Davidowitz Phillip Davidowitz	Director	January 29, 2009

/s/ Martin A. Dytrych Martin A. Dytrych	Director	January 29, 2009

/s/ John M. Lapides John M. Lapides	Director	January 29, 2009

/s/ Bruce S. MacDonald Bruce S. MacDonald	Chief Financial Officer, Chief Accounting Officer and Secretary	January 29, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders,
Vermont Pure Holdings, Ltd.
Watertown, Connecticut
We have audited the accompanying consolidated balance sheets of Vermont Pure Holdings, Ltd. and subsidiary as of October 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vermont Pure Holdings, Ltd. and subsidiary as of October 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2008, in conformity with U.S. generally accepted accounting principles.
/s/ Wolf & Company, P.C.
Boston, Massachusetts
January 27, 2009

VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	October 31,	October 31,
	2008	2007

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,181,737	$1,873,385
Accounts receivable, trade — net of reserve of $414,301 and $354,825 for 2008 and 2007, respectively	7,842,819	7,522,831
Inventories	1,669,949	1,711,366
Current portion of deferred tax asset	744,087	499,441
Other current assets	1,612,605	683,212

TOTAL CURRENT ASSETS	13,051,197	12,290,235

PROPERTY AND EQUIPMENT — net	10,563,388	10,697,018

OTHER ASSETS:
Goodwill	32,080,669	54,423,997
Other intangible assets — net	2,084,542	2,653,488
Other assets	152,333	696,139

TOTAL OTHER ASSETS	34,317,544	57,773,624

TOTAL ASSETS	$57,932,129	$80,760,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long term debt	$3,315,079	$3,260,030
Accounts payable	2,542,711	2,101,399
Accrued expenses	2,859,277	3,454,487
Current portion of customer deposits	699,921	755,965
Unrealized loss on derivatives	531,673	109,722

TOTAL CURRENT LIABILITIES	9,948,661	9,681,603

Long term debt, less current portion	28,561,928	31,441,667
Deferred tax liability	3,403,696	3,123,091
Customer deposits	2,666,870	2,910,875

TOTAL LIABILITIES	44,581,155	47,157,236

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock — $.001 par value, 50,000,000 authorized shares, 21,862,739 issued and 21,489,489 outstanding shares as of October 31, 2008 and 21,800,555 issued and 21,606,305 outstanding as of October 31, 2007	21,863	21,800
Additional paid in capital	58,395,551	58,307,395
Treasury stock, at cost, 373,250 shares as of October 31, 2008 and 194,250 shares as of October 31, 2007	(717,301)	(474,441)
Accumulated deficit	(44,019,502)	(24,183,977)
Accumulated other comprehensive (loss) income	(329,637)	(67,136)

TOTAL STOCKHOLDERS’ EQUITY	13,350,974	33,603,641

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$57,932,129	$80,760,877

See the accompanying notes to the consolidated financial statements.

VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended October 31,
	2008	2007	2006

NET SALES	$69,237,456	$65,230,997	$62,773,812

COST OF GOODS SOLD	30,327,137	28,188,533	26,473,269

GROSS PROFIT	38,910,319	37,042,464	36,300,543

OPERATING EXPENSES:
Selling, general and administrative expenses	30,131,964	27,968,022	27,934,390
Advertising expenses	1,530,000	1,602,327	1,082,725
Amortization	887,813	846,160	877,855
Gain on disposal of property and equipment	(136,204)	(17,511)	(74,092)
Impairment loss — goodwill	22,359,091	—	22,950,018

TOTAL OPERATING EXPENSES	54,772,664	30,398,998	52,770,896

INCOME (LOSS) FROM OPERATIONS	(15,862,345)	6,643,466	(16,470,353)

OTHER INCOME (EXPENSE):
Interest	(3,004,626)	(3,249,999)	(3,268,192)
Miscellaneous income (expense)	—	—	750,000

TOTAL OTHER EXPENSE, NET	(3,004,626)	(3,249,999)	(2,518,192)

INCOME (LOSS) BEFORE INCOME TAXES	(18,866,971)	3,393,467	(18,988,545)

INCOME TAX EXPENSE	968,554	1,317,103	1,681,573

NET INCOME (LOSS)	$(19,835,525)	$2,076,364	$(20,670,118)

NET INCOME (LOSS) PER SHARE — BASIC:	$(0.92)	$0.10	$(0.96)

NET INCOME (LOSS) PER SHARE — DILUTED:	$(0.92)	$0.10	$(0.96)

WEIGHTED AVERAGE SHARES USED IN COMPUTATION — BASIC	21,564,384	21,624,381	21,630,739

WEIGHTED AVERAGE SHARES USED IN COMPUTATION — DILUTED	21,564,384	21,624,381	21,630,739

See the accompanying notes to the consolidated financial statements.

VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

								Accumulated
	Common		Additional			Treasury		Other
	Shares	Stock	Paid in	Unearned	Treasury	Stock	Accumulated	Comprehensive		Comprehensive
	Issued	Par Value	Capital	Compensation	Shares	Amount	Deficit	Income (Loss)	Total	Income (Loss)
Balance, October 31, 2005	21,744,817	$21,744	$58,207,645	$(134,250)	71,550	$(264,735)	$(5,590,223)	$168,582	$52,408,763	$936,075

Shares issued under employee stock purchase plan	82,315	82	124,349						124,431
Non cash compensation			14,064						14,064
Restricted stock forfeiture	(75,000)	(75)	(134,175)	134,250					—
Exercise of stock options	5,000	5	8,995						9,000
Share retirements	(9,560)	(9)	9						—
Shares repurchased					67,100	(104,927)			(104,927)
Net loss							(20,670,118)		(20,670,118)	$(20,670,118)
Unrealized loss on derivatives, net of taxes								(91,922)	(91,922)	(91,922)

Balance, October 31, 2006	21,747,572	21,747	58,220,887	—	138,650	(369,662)	(26,260,341)	76,660	31,689,291	$(20,762,040)

Shares issued under employee stock purchase plan	52,983	53	86,508						86,561
Shares repurchased					55,600	(104,779)			(104,779)
Net income							2,076,364		2,076,364	$2,076,364
Unrealized loss on derivatives, net of taxes								(143,796)	(143,796)	(143,796)

Balance, October 31, 2007	21,800,555	21,800	58,307,395	—	194,250	(474,441)	(24,183,977)	(67,136)	33,603,641	$1,932,568

Shares issued under employee stock purchase plan	62,184	63	88,156						88,219
Shares repurchased					179,000	(242,860)			(242,860)
Net loss							(19,835,525)		(19,835,525)	$(19,835,525)
Unrealized loss on derivatives, net of taxes								(262,501)	(262,501)	(262,501)

Balance, October 31, 2008	21,862,739	$21,863	$58,395,551	$—	373,250	$(717,301)	$(44,019,502)	$(329,637)	$13,350,974	$(20,098,026)

See the accompanying notes to the consolidated financial statements.

VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended October 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(19,835,525)	$2,076,364	$(20,670,118)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation	4,063,178	4,118,134	4,041,448
Provision for bad debts	345,812	326,435	300,811
Provision for bad debts on notes receivable	532,043	—	—
Amortization	887,813	846,160	877,855
Impairment loss — goodwill	22,359,091	—	22,950,018
Non cash interest expense	110,450	105,783	103,881
Deferred tax expense	195,408	174,594	1,323,734
Gain on disposal of property and equipment	(136,204)	(17,511)	(74,092)
Non cash compensation	—	—	14,064

Changes in assets and liabilities:
Accounts receivable	(665,800)	(637,212)	(262,427)
Inventories	41,417	(519,080)	(58,971)
Other current assets	(929,392)	200,819	211,454
Other assets	11,763	74,073	—
Accounts payable	441,312	96,116	(576,822)
Accrued expenses	(595,210)	(30,865)	423,907
Customer deposits	(305,049)	132,231	(131,958)

NET CASH PROVIDED BY OPERATING ACTIVITIES	6,521,107	6,946,041	8,472,784

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment — net of debt	(3,560,014)	(3,468,690)	(4,131,441)
Proceeds from sale of property and equipment	253,725	93,722	190,999
Cash used for acquisitions	(429,608)	(290,540)	(409,277)
Cash used for purchase of trademark	(40,000)	—	—

NET CASH USED IN INVESTING ACTIVITIES	(3,775,897)	(3,665,508)	(4,349,719)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(3,282,217)	(3,509,041)	(3,927,268)
Purchase of treasury stock	(242,860)	(104,779)	(104,927)
Proceeds from issuance of common stock	88,219	86,561	133,431

NET CASH USED IN FINANCING ACTIVITIES	(3,436,858)	(3,527,259)	(3,898,764)

NET (DECREASE) INCREASE IN CASH	(691,648)	(246,726)	224,301

CASH AND CASH EQUIVALENTS — beginning of year	1,873,385	2,120,111	1,895,810

CASH AND CASH EQUIVALENTS — end of year	$1,181,737	$1,873,385	$2,120,111

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION, EXCLUDING NON-CASH FINANCING AND INVESTING ACTIVITIES
Cash paid for interest	$2,922,374	$3,297,499	$3,239,583
Cash paid for taxes	$2,354,300	$895,373	$182,758

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Reduction in notes payable for acquisition	$—	$—	$23,668
Notes payable issued in acquisitions	$36,000	$100,407	$167,750
Note receivable for sale of assets	$—	$—	$195,212
Equipment purchased by acquisition line	$421,527	$663,678	$—
See the accompanying notes to the consolidated financial statements.

VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1.	BUSINESS OF THE COMPANY AND BASIS OF PRESENTATION

Vermont Pure Holdings, Ltd. and Subsidiary (collectively, the “Company”) is engaged in the production, marketing and distribution of bottled water and distribution of coffee, ancillary products, and other office refreshment products. The Company operates exclusively as a home and office delivery business, using its own trucks to distribute throughout New England, New York, and New Jersey.

The consolidated financial statements of the Company include the accounts of Vermont Pure Holdings, Ltd. and its wholly-owned subsidiary, Crystal Rock LLC. All inter-company transactions and balances have been eliminated in consolidation.

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

Accounts Receivable — Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. Management establishes the allowance for doubtful accounts by regularly evaluating past due balances, collection history as well as general economic and credit conditions. Individual accounts receivable are written off when deemed uncollectible, with any future recoveries recorded as income when received.

Inventories — Inventories primarily consist of products that are purchased for resale and are stated at the lower of cost or market on a first in, first out basis.

Property and Equipment — Property and equipment are stated at cost net of accumulated depreciation. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets, which range from three to ten years for machinery and equipment, and from seven to thirty years for buildings and improvements, and three to seven years for other fixed assets. Leasehold improvements are depreciated over the shorter of the estimated useful life of the leasehold improvement or the term of the lease.

Goodwill and Other Intangibles — Intangible assets with lives restricted by contractual, legal, or other means are amortized over their useful lives. Based on Statement of

Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the Company defines an asset’s useful life as the period over which the asset is expected to contribute to the future cash flows of the entity. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The amount of impairment for goodwill and other intangible assets is measured as the excess of their carrying values over their implied fair values. The Company conducted assessments of the carrying value of its goodwill as required by SFAS No. 142, using an independent third party valuation as of October 31, 2008 and 2006, and determined that goodwill was impaired. A similar valuation was conducted and concluded that goodwill was not impaired as of October 31, 2007. Other than goodwill, intangible assets consist primarily of customer lists and covenants not to compete, with estimated lives ranging from 3 to 10 years.

Impairment for Long-Lived and Intangible Assets — The Company reviews long-lived assets and certain identifiable intangible assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. Recoverability is assessed based on estimated undiscounted future cash flows. As of October 31, 2008 and 2007, the Company believes that there has been no impairment of its long-lived and intangible assets, other than goodwill as described above.

Stock-Based Compensation — The Company has several stock-based compensation plans under which incentive and non-qualified stock options and restricted shares are granted, and an Employee Stock Purchase Plan (ESPP). Effective November 1, 2005, the Company adopted the provisions of SFAS No. 123, “Share-Based Payments (revised 2004),” (SFAS No. 123R) which requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost is recognized over the period during which an employee is required to provide services in exchange for the award, the requisite service period (usually the vesting period). Under SFAS No. 123R, the Company provides an estimate of forfeitures at initial grant date. The Company elected the modified prospective transition method under SFAS No. 123R and accordingly has not restated periods prior to adoption. The pronouncement had no material impact on the Company’s 2006, 2007, or 2008 results of operations since no options were issued or vested during those years.

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

Net Income (Loss) Per Share — Net income (loss) per share is based on the weighted average number of common shares outstanding during each period. Potential common shares are included in the computation of diluted per share amounts outstanding during each period that income is reported. In periods in which the Company reports a loss, potential common shares are not included in the diluted earnings per share calculation since the inclusion of those shares in the calculation would be anti-dilutive. As required by SFAS No. 128, “Earnings per Share,” the Company considers outstanding “in-the-money” stock options, if any, as potential common stock in its calculation of diluted earnings per share and uses the treasury stock method to calculate the applicable number of shares.

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

Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, is an interpretation of FASB Statement 109 (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return in order for those tax positions to be recognized in the financial statements. The Company adopted the provisions of FIN 48 at the beginning of fiscal year 2008.

Derivative Financial Instruments — The Company accounts for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires that the Company record all derivatives on the balance sheet at fair value.

The Company utilizes interest rate swap agreements to hedge variable rate interest payments on its long-term debt. The interest rate swaps are recognized on the balance sheet at their fair value as stated by the bank and are designated as cash flow hedges. Accordingly, the resulting changes in fair value of the Company’s interest rate swaps are recorded as a component of other comprehensive income. The Company assesses, both at a hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of the related hedged items. Gains and losses that are related to the ineffective portion of a hedge or terminated hedge are recorded in earnings.

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

Revenue Recognition — Revenue is recognized when products are delivered to customers. A certain amount of the Company’s revenue is derived from leasing water coolers and coffee brewers. These leases are generally for the first 12 months of service and are accounted for as operating leases. To open an account that includes the rental of equipment, a customer is required to sign a contract that recognizes the receipt of the equipment, outlines the Company’s ownership rights, the customer’s responsibilities concerning the equipment, and the rental charge for twelve months. In general, the customer does not renew the agreement after twelve months, and the rental continues on a month to month basis until the customer returns the equipment in good condition. The Company recognizes the income ratably over the life of the lease. After the initial lease term expires, rental revenue is recognized monthly as billed.

Shipping and Handling Costs — The Company distributes its home and office products directly to its customers on its own trucks. The delivery costs related to the Company’s route system, which are reported under selling, general, and administrative expenses, were approximately $13,526,000, $12,930,000, and $12,741,000 for fiscal years 2008, 2007, and 2006 respectively.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value. This Statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. Emphasis is placed on fair value being a market-based measurement, not an entity-specific measurement, and therefore a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering these market participant assumptions, a fair value hierarchy has been established to distinguish between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). In February 2008, the FASB issued a Staff Position which delays the effective date of Statement No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008 which is fiscal year 2010 for the Company. The provisions of SFAS No.157 are effective for the Company’s fiscal year commencing after November 15, 2008 which is fiscal 2010 for the Company.

In October, 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective immediately upon issuance and adoption of SFAS No. 157, and includes prior periods for which financial statements have not been issued. The provisions of SFAS No.157 are effective for the Company’s fiscal year commencing November 1, 2009. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 157 will have on its consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. It has the objective of improving financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The pronouncement is expected to expand the use of fair value measurement. An entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may generally be applied instrument by instrument and is irrevocable. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, which is fiscal year 2009 for the Company. The Company is currently reviewing the impact, if any, that this new accounting standard will have on their financial statements.

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“Statement No. 141(R)”). Statement No. 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquired company. Statement No. 141(R) further addresses how goodwill acquired or a gain from a bargain purchase is to be recognized and measured and determines what disclosures are needed to enable users of the financial statements to evaluate the effects of the business combination. Statement No. 141(R) is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is fiscal 2010 for the Company. Earlier application is not permitted.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An amendment of ARB No. 51.” Statement No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which is fiscal 2010 for the Company.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently assessing the impact, if any, this pronouncement will have on its reporting and when, if necessary, to implement enhanced reporting.

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The FASB does not believe this Statement will result in a change in current practice. Statement No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Presents Fairly in Conformity With Generally Accepted Accounting Principles.”

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” This FSP amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying special purpose entity (SPE) that holds a variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE. This FSP was effective upon issuance and did not have a material impact on the Company’s consolidated financial statements.

4.	MERGERS AND ACQUISITIONS

During fiscal years 2008, 2007 and 2006, Vermont Pure Holdings, Ltd. made four acquisitions in each year. The purchase price paid for the acquisitions for the respective years is as follows:

	2008	2007	2006

Cash (including acquisition costs)	$429,608	$290,540	$409,277
Notes Payable	36,000	100,407	167,750

	$465,608	$390,947	$577,027

The allocation of purchase price related to these acquisitions for the respective years is as follows:

	2008	2007	2006
Accounts Receivable	$—	$—	$637
Equipment	65,528	40,161	40,307
Identifiable Intangible Assets	389,317	343,200	523,206
Goodwill	15,763	7,586	12,877
Customer deposits	(5,000)	—	—

Purchase Price	$465,608	$390,947	$577,027

During fiscal year 2007, $5,251 of intangible assets was written off related to price adjustments of previous acquisitions. During fiscal year 2006, $37,317 of intangible assets, and $19,723 of accumulated amortization, was written off related to price adjustments of previous acquisitions.

The following table summarizes the pro forma consolidated condensed results of operations (unaudited) of the Company for the fiscal years ended October 31, 2008, 2007, and 2006 as though all the acquisitions had been consummated at the beginning of fiscal year 2006:

	2008	2007	2006
Net Sales	$69,705,846	$65,805,496	$63,864,511

Net Income (Loss)	$(19,801,096)	$2,113,651	$(20,587,113)

Net Income (Loss) Per Share-Diluted	$(.92)	$.10	$(.95)

Weighted Average Common Shares Outstanding-Diluted	21,564,384	21,624,381	21,630,739

The operating results of the acquired entities have been included in the accompanying statements of operations since their respective dates of acquisition.

5.	EQUIPMENT RENTAL

The carrying cost of the equipment rented to customers, which is included in property and equipment in the consolidated balance sheets, is calculated as follows:

Original Cost	$3,125,883
Accumulated Depreciation	$2,130,685

Carrying Cost	$995,198

We expect to have revenue of $683,000 from the rental of such equipment over the next twelve months.

6.	ACCOUNTS RECEIVABLE

The activity in the allowance for doubtful accounts for the years ended October 31, 2008, 2007, and 2006 is as follows:

	2008	2007	2006
Balance, beginning of year	$354,825	$352,844	$289,837
Provision	345,812	326,435	300,811
Write-offs	(286,336)	(324,454)	(237,804)

Balance, end of year	$414,301	$354,825	$352,844

7.	INVENTORIES

Inventories at October 31 consisted of:

	2008	2007
Finished Goods	$1,557,914	$1,546,168
Raw Materials	112,035	165,198

Total Inventories	$1,669,949	$1,711,366

Finished goods inventory consists of products that the Company sells such as, but not limited to, coffee, cups, soft drinks, and snack foods. Raw material inventory consists primarily of bottle caps.

8.	PROPERTY AND EQUIPMENT, NET

Property and equipment at October 31 consisted of:

	Useful
	Life	2008	2007
Leasehold improvements	Shorter of useful life of	$1,812,689	$813,486
	asset or lease term
Machinery and equipment	3 — 10 yrs.	20,467,805	19,518,020
Bottles, racks and vehicles	3 — 7 yrs.	6,125,618	6,913,808
Furniture, fixtures and office equipment	3 — 7 yrs.	2,235,166	2,029,532
Construction in progress		136,005	330,296

Property and equipment before accumulated depreciation		30,777,283	29,605,142
Less accumulated depreciation		20,213,895	18,908,124

Property and equipment, net of accumulated depreciation		$10,563,388	$10,697,018

During 2008, the Company completed an extensive solar electricity generation installation in its Watertown facility to supply a significant amount of the energy for that facility. The expenditures of the solar project are net of $1,159,000 received from a grant for the project through October 31, 2008. The total cost of the project was $2,092,000 and the Company anticipates receiving an additional $128,000 in related grant revenue in the next fiscal year subject to certain conditions that management anticipates being able to comply with completely.

Depreciation expense for the fiscal years ended October 31, 2008, 2007 and 2006 was $4,063,178, $4,118,134, and $4,041,448, respectively.
9.	GOODWILL AND OTHER INTANGIBLE ASSETS

Components of other intangible assets at October 31 consisted of:

	2008		2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized Intangible Assets:
Customer Lists and Covenants Not to Compete	$5,866,981	$4,113,807	$5,477,663	$3,227,854
Other Identifiable Intangibles	528,254	196,886	598,705	195,026

Total	$6,395,235	$4,310,693	$6,076,368	$3,422,880

Amortization expense for amortizable intangible assets for fiscal years 2008, 2007, and 2006 was $887,813, $846,160, and $877,855, respectively.

Estimated amortization expense for the next five years is as follows:

Fiscal Year Ending	Amount
October 31, 2009	$722,000
October 31, 2010	447,000
October 31, 2011	308,000
October 31, 2012	161,000
October 31, 2013	82,000
The average remaining term of identifiable intangible assets with balances remaining to be amortized is 33 months.

An assessment of the carrying value of goodwill was conducted as of October 31, 2008, 2007, and 2006. In 2008 and 2006, based on the analysis, it was determined at that time that goodwill was impaired. In the second phase of the assessment process it was determined that goodwill on the Company’s books was overvalued by $22,359,091 and $22,950,018 on the assessment date for the respective years, resulting in a non-cash impairment loss of those amounts for the respective years. In 2007 it was determined that goodwill was not impaired. The changes in the carrying amount of goodwill for the fiscal years ended October 31, 2008 and 2007 are as follows:

	2008	2007
Beginning balance	$54,423,997	$54,421,662
Goodwill acquired during the year	15,763	7,586
Goodwill disposed of during the year	—	(5,251)
Impairment loss	(22,359,091)	—

Balance as of October 31	$32,080,669	$54,423,997

The Company recognized an impairment charge for the year ended October 31, 2008 as a result of our annual impairment test of goodwill as of that date. In determining the impairment, it followed the two step approach provided in paragraphs 19-22 of SFAS No.142. In step one and in determining the fair value of the Company, we used a weighted average of three different market approaches — quoted stock price, value comparisons to publicly traded companies believed to have comparable reporting units, and discounted net cash flow. This approach provided a reasonable estimation of the value of the Company and took into consideration the Company’s thinly traded stock, market comparable valuations, and expected results of operations. The Company compared the resulting estimated fair value to it’s equity value as of October 31, 2008 and determined that there was an impairment of goodwill. In step two, the Company then allocated the estimated fair value to all of it’s assets and liabilities (including unrecognized intangible assets) as if the Company had been acquired in a business combination and the estimated fair value was the price paid. It then recognized an impairment in the amount by which the carrying value of goodwill exceeded the implied value of goodwill as determined in this allocation. The company is a single reporting unit as it does not have separate management of product lines and shares sales, purchasing and distribution resources among the lines.

Impairment was primarily the result of a decline in the quoted market prices of the Company’s stock at year-end below its book carrying value, and was not due to any changes in the core business. There was no event or change in circumstance that would more likely than not reduce the fair value of our underlying net assets below their carrying amount prior to the annual impairment test.

10.	OTHER ASSETS

At October 31 the balance of other assets is itemized as follows:

	2008	2007
Note receivable, unsecured, due March 1, 2011	$—	$475,000
Note receivable, unsecured, due August 8, 2011, interest 0% per annum (net of an allowance for bad debt of $57,043 for 2008)	113,333	179,830
Ownership interests	39,000	39,000
Accrued interest	—	2,309

Total	$152,333	$696,139

In fiscal year 2008, the Company recorded a provision for bad debt expense on an unsecured, subordinated note receivable from Trident LLC. The note, which was due in full in 2011 and had a principal balance of $475,000, represented the remaining portion of the sales price that was receivable from the sale of our retail operations in March, 2004. The note was considered fully impaired primarily based on advice from Trident that it had closed its principal facility and generally ceased its operations due to cash flow problems. The provision for bad debt expense is reflected in selling, general and administrative expenses for the year ended October 31, 2008.

11.	ACCRUED EXPENSES

Accrued expenses as of October 31 are as follows:

	2008	2007
Payroll and Vacation	$1,575,787	$1,606,748
Interest	491,875	516,652
Income Taxes	—	557,832
Health Insurance	403,325	341,000
Accounting and Legal	160,500	160,000
Miscellaneous	227,790	272,255

Total	$2,859,277	$3,454,487

12.	DEBT

Senior Debt

The Company has a senior credit facility with Bank of America that provides a Term Loan, a Revolving Credit Loan of $6 million for working capital and letters of credit, and up to $10 million in an Acquisition Loan to be used for acquisitions and capital expenditures. The Term Loan may also provide funds for future principal payment of the Company’s subordinated debt if certain financial covenants are met after the first two years of the loan.

On July 5, 2007 the Company and the Bank amended the facility. The amendment extended the working capital and acquisition lines of credit by changing the Acquisition Loan termination date and Revolving Credit Loan maturity date to April 5, 2010 from April 5, 2008 and extended the Term Loan maturity date to January 5, 2014. In conjunction with the extension of the maturity date, the monthly amortization amount on the Term Loan was fixed at $270,833 for the duration of the loan. Prior to the amendment, the Term Loan maturity date was May 5, 2012 and the remaining amortization was scheduled to be monthly amounts, increasing from year to year, ranging from $312,500 to $395,833. In addition, the amendment increased the Acquisition Loan availability to $10,000,000 and made up to $3,000,000 available from the Revolving Credit Loan for repurchase of Company stock or for repayment of subordinated debt and $2,200,000 available from the Acquisition Loan for installation of solar panels for electricity generation at the Company’s leased property in Watertown, Connecticut. The amendment has provisions for amortization of the additional borrowed amounts over the remaining life of the loans starting approximately two years after disbursement. It also alters some of the financial covenant calculations to provide for the additional borrowing.

Interest on the loans is based on the 30-day LIBOR plus an applicable margin based on the Company’s financial performance. The applicable margin may vary from 125 to 225 basis points for the Acquisition and Revolving Credit Loans and 150 to 250 basis points for the Term Loan based on the level of senior debt to earnings before interest, taxes, depreciation, and amortization (EBITDA). The applicable margins as of October 31, 2008 were 1.75% for the Term Loan and 1.5% for the Acquisition and Revolving Credit Loans, resulting in total variable interest rates of 5.56% and 5.31%, respectively. The facility is secured by substantially all of the Company’s assets. As of October 31, 2008, there was $16,792,000 outstanding on the Term Loan, and $1,000,000 outstanding on the Acquisition Loan. There were no borrowings outstanding but there was an outstanding letter of credit of $1,485,000 issued against the Revolving Credit Loan availability as of the end of the fiscal year.

The facility with Bank of America requires that the Company be in compliance with certain financial covenants at the end of each fiscal quarter. The covenants include senior debt service coverage as defined of greater than 1.25 to 1, total debt service coverage as defined of greater than 1 to 1, and senior debt to EBITDA as defined of no greater than 2.50 to 1. As of October 31, 2008 and 2007, the Company was in compliance with all of the financial covenants of the facility.

Subordinated Debt

As part of the acquisition agreement in 2000 with the former shareholders of Crystal Rock Spring Water Company, the Company issued subordinated notes in the amount of $22,600,000. The notes have an effective date of October 5, 2000, were for an original term of seven years (subsequently extended to 2012 as part of the senior credit facility refinancing described above) and bear interest at 12% per year. Scheduled repayments are made quarterly and are interest only for the life of the note unless specified financial targets are met. In April 2004, the Company repaid $5,000,000 of the outstanding principal. In April, 2005, the Company repaid an additional $3,600,000 of this principal. As of October 31, 2008, payments of interest only of $420,000 are due quarterly with a principal payment of $14,000,000 due at maturity.

The notes are secured by all of the assets of the Company but specifically subordinated, with a separate agreement between the debt holders, to the senior credit facility described above.

Annual Maturities

Annual maturities of debt as of October 31, 2008 are summarized as follows:

	Senior	Credit Lines	Subordinated	Other	Total
Fiscal year ending October 31, 2009	$3,250,000	—	—	$65,000	$3,315,000
2010	3,250,000	100,000	—	20,000	3,370,000
2011	3,250,000	200,000	—	—	3,450,000
2012	3,250,000	200,000	—	—	3,450,000
2013 and after	3,792,000	500,000	$14,000,000	—	18,292,000

Total Debt	$16,792,000	$1,000,000	$14,000,000	$85,000	$31,877,000

13.	INTEREST RATE SWAP AGREEMENTS

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

On October 5, 2007, the Company entered into an interest rate hedge swap agreement in conjunction with an amendment to its facility with Bank of America. The intent of the instrument is to fix the interest rate on 75% of the outstanding balance on the Term Loan with Bank of America as required by the facility. The swap fixes the interest rate for the swapped amount at 6.62% (4.87% plus the applicable margin, 1.75%). Also on October 5, 2007, the Company terminated interest rate hedge agreements that it had consummated on July 5, 2007 (“the July 2007 swap”) and May 3, 2005 (the “May 2005 swap”). On that date, the Company was obligated to pay an amount of $99,200 to terminate both swaps.

The July 2007 swap was structured to fix the interest rate on 75% of the outstanding balance on the Term Loan, as amended on the same date, taking into account the May 2005 swap when the facility was originally entered in to. The July 2007 swap fixed the interest rate at 7.73% (5.98%, plus the applicable margin, 1.75%) for the term debt. The May 2005 swap fixed the interest rate at 6.41% (4.66%, plus the applicable margin,

1.75%) and amortized concurrently with the loan principal to fix the interest rate with respect to 75% of the outstanding principal prior to the July 5, 2007 amendment. As of October 31, 2008, the total notional amount committed to the swap agreement was $12.6 million. On that date, the variable rate on the remaining 25% of the term debt was 5.56%.

Based on the floating rate for respective years ended October 31, 2008 and 2007, the Company paid $208,000 more and $100,000 less in interest, respectively, than it would have without the interest rate swap agreements.

These swaps are considered cash flow hedges under SFAS No. 133 because they are intended to hedge, and are effective as a hedge, against variable cash flows. As a result, the changes in the fair values of the derivatives, net of tax, are recognized as comprehensive income or loss until the hedged item is recognized in earnings.

14.	STOCK BASED COMPENSATION

Stock Option and Incentive Plans

In April 1998, the Company’s shareholders approved the 1998 Incentive and Non Statutory Stock Option Plan (the “1998 Plan”). In April 2003, the Company’s shareholders approved an increase in the authorized number of shares to be issued under the 1998 Plan from 1,500,000 to 2,000,000. This plan provides for issuance of up to 2,000,000 options to purchase the Company’s common stock under the administration of the compensation committee of the Board of Directors. The intent of this plan is to issue options to officers, employees, directors, and other individuals providing services to the Company. Of the total amount of shares authorized under this plan, 443,700 option shares are outstanding and 1,556,300 option shares are available for grant at October 31, 2008.

In April 2004, the Company’s shareholders approved the 2004 Stock Incentive Plan (the “2004 Plan”). This plan provides for issuances of awards of up to 250,000 restricted or unrestricted shares, or incentive or non-statutory stock options, of the Company’s common stock. Of the total amount of shares authorized under this plan, 149,000 option shares are outstanding, 26,000 restricted shares have been granted, and 75,000 shares are available for grant at October 31, 2008.

All incentive and non-qualified stock option grants had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table summarizes the activity related to stock options and outstanding stock option balances during the last three fiscal years:

	Outstanding Options	Weighted Average
	(Shares)	Exercise Price
Balance at October 31, 2005	2,626,490	$2.96
Exercised	(5,000)	1.80
Expired	(1,864,303)	2.96

Balance at October 31, 2006	757,187	2.96
Expired	(97,687)	2.61

Balance at October 31, 2007	659,500	3.01
Expired	(66,800)	3.84

Balance at October 31, 2008	592,700	2.91

In 2008, the 66,800 options that expired related to the 1998 Plan.

The total shares available for grant under all plans are 1,631,300 at October 31, 2008.

The following table summarizes information pertaining to outstanding stock options, all of which are exercisable, as of October 31, 2008:

		Weighted
		Average	Weighted
	Outstanding	Remaining	Average
	Options	Contractual	Exercise	Intrinsic
Exercise Price Range	(Shares)	Life	Price	Value
$1.80 — $2.60	234,500	6.21	$2.32	$—
$2.81 — $3.38	313,200	2.05	3.22	—
$3.50 — $4.25	40,000	3.25	3.80	—
$4.28 — $4.98	5,000	3.17	4.98	—

	592,700	3.79	$2.91	$—

All of the outstanding options as of October 31, 2008 and 2007 were vested.

The intrinsic value of the options exercised during the fiscal year ended October 31, 2006 was $3,230.

Outstanding options were granted with lives of 10 years and provide for vesting over a term of 0-5 years.

Employee Stock Purchase Plan (ESPP)

The Company maintains an ESPP, under which, as originally approved, 500,000 shares of common stock were reserved for issuance. On March 29, 2007 the Company’s stockholders approved an increase in the number of shares available under the plan from 500,000 to 650,000 shares. The ESPP enables eligible employees to subscribe, through payroll deductions, to purchase shares of the Company’s common stock at a purchase price equal to 95% of the fair market value on the last day of the payroll payment period. At October 31, 2008, 552,499 shares have issued since the inception of the plan including 62,184 shares issued for proceeds of $88,219 in fiscal year 2008. In fiscal years 2007 and 2006, respectively, 52,983 and 82,315 shares were issued from the plan for proceeds of $86,561 and $124,431, respectively.

15.	RETIREMENT PLAN

The Company has a defined contribution plan which meets the requirements of Section 401(k) of the Internal Revenue Code. All employees of the Company who are at least twenty-one years of age are eligible to participate in the plan. The plan allows employees to defer a portion of their salary on a pre-tax basis and the Company contributes 25% of amounts contributed by employees up to 6% of their salary. Company contributions to the plan amounted to $145,000, $134,000, and $123,000, for the fiscal years ended October 31, 2008, 2007, and 2006, respectively.

16.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company’s operating leases consist of trucks, office equipment and rental property.

Future minimum rental payments, including related party leases described below, over the terms of various lease contracts are approximately as follows:

Fiscal Year Ending October 31,
2009	$3,346,000
2010	2,858,000
2011	2,051,000
2012	1,574,000
2013	1,488,000
Thereafter	1,411,000

Total	$12,728,000

Rent expense was $3,586,000, $3,004,000, and $2,898,000 for the fiscal years ended October 31, 2008, 2007, and 2006, respectively.

17.	RELATED PARTY TRANSACTIONS

Directors and Officers

The Baker family group, consisting of four current directors Henry Baker (Chairman Emeritus), Peter Baker (CEO), John Baker (Executive Vice President) and Ross Rapaport (Chairman), as trustee, together own a majority of our common stock. In addition, in connection with the acquisition of Crystal Rock Spring Water Company in 2000, we issued members of the Baker family group 12% subordinated promissory notes secured by all of our assets. The current balance on these notes is $14,000,000.

Henry Baker, had an employment contract with the Company through July 1, 2008. His contract entitled him to annual compensation of $47,000 as well as a leased Company vehicle. Since then he has been employed by the Company as an at-will employee at the discretion of management. Mr. Baker’s sons, John Baker and Peter Baker, have employment contracts with the Company through December 31, 2009. They are also directors. The two contracts entitle the respective shareholders to annual compensation of $320,000 each and other bonuses and prerequisites.

The Company leases a 67,000 square foot facility in Watertown, Connecticut and a 22,000 square foot facility in Stamford, Connecticut from a Baker family trust. The lease in Stamford expires in October 2010. On August 29, 2007 the Company finalized an amendment to our existing lease in Watertown which extended that lease to 2016.

Future minimum rental payments under these leases are as follows:

Fiscal year ending October 31,	Stamford	Watertown	Total
2009	$248,400	$414,000	$662,400
2010	248,400	414,000	662,400
2011	—	452,250	452,250
2012	—	452,250	452,250
2013	—	461,295	461,295
2014	—	461,295	461,295
2015	—	475,521	475,521
2016	—	475,521	475,521

Totals	$496,800	$3,606,132	$4,102,932

The Company’s Chairman of the Board, Ross S. Rapaport, who also acts as Trustee in various Baker family trusts is employed by Pepe & Hazard LLP a business law firm that the Company uses from time to time. During fiscal 2008, 2007 and 2006, the Company paid approximately $63,000, $44,000, and $81,000 respectively, for services provided by Pepe & Hazard LLP.

Investment in Voyageur

The Company had an equity position in a software company named Voyageur Software, Inc. (Voyageur) formerly Computer Design Systems, Inc. One of the Company’s directors was a member of the board of directors of Voyageur. The Company’s equity investment in Voyageur represented approximately 24% of the outstanding shares of the company. In 2004, the Company determined that its investment in Voyageur was impaired and wrote off the carrying value of its investment. On February 29, 2008, Voyageur sold substantially all of its assets to another software company and the proceeds were insufficient to provide a return to Voyageurs shareholders. As a result of the sale, Voyageur ceased its operations. Software development and maintenance previously provided by Voyageur to the Company will now be provided by the buyer, an unrelated party.

During fiscal years 2008, 2007, and 2006, the Company paid $45,011, $384,997, and $294,649, respectively, for service, software, and hardware.

18.	INCOME TAXES

The following is the composition of income tax expense:

	Fiscal Year Ended October 31,
	2008	2007	2006
Current:
Federal	$412,009	$960,353	$147,239
State	361,137	182,156	210,600

Total current	773,146	1,142,509	357,839

Deferred:
Federal	183,582	169,588	1,177,739
State	11,826	5,006	145,995

Total deferred	195,408	174,594	1,323,734

Total income tax expense	$968,554	$1,317,103	$1,681,573

Deferred tax assets (liabilities) at October 31, 2008 and October 31, 2007, are as follows:

	October 31,
	2008	2007
Deferred tax assets:
Allowance for doubtful accounts	$157,434	$134,834
Accrued compensation	296,118	304,930
Accrued liabilities and reserves	88,499	17,091
Interest rate swap	202,036	42,586
Capital loss carry forward	83,057	—
Valuation allowance	(83,057)	—

Total deferred tax assets	744,087	499,441

Deferred tax liabilities:
Depreciation	(1,576,065)	(1,603,022)
Amortization	(1,827,631)	(1,520,069)

Total deferred tax liabilities	(3,403,696)	(3,123,091)

Net deferred tax liability	$(2,659,609)	$(2,623,650)

During 2008, the Company established a valuation allowance of $83,057 related to the capital loss carry forward deferred tax asset.

Income tax expense differs from the amount computed by applying the statutory tax rate to net (loss) income before income tax expense as follows:

	Fiscal Year Ended October 31,
	2008	2007	2006
Income tax expense (benefit) computed at the statutory rate	$(6,414,770)	$1,153,778	$(6,456,105)
Goodwill impairment	7,602,091	—	7,803,000
Energy Credit	(508,260)	—	—
Other differences	43,337	39,799	99,326
State income taxes	246,156	123,526	235,352

Income tax expense	$968,554	$1,317,103	$1,681,573

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), at the beginning of the fiscal year ended October 31, 2008. As a result of the implementation of FIN 48, the Company did not recognize an increase to tax liability for uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. Generally, the Company is no longer subject to U.S. federal, state and local tax examinations by tax authorities for years before October 31, 2004.

A reconciliation of the beginning and ending amount of unrecognized tax benefits including interest and penalties is as follows:

Balance at November 1, 2007	$119,000
Increases related to current year tax positions	—
Increases related to the prior year tax positions	17,000
Decreases related to prior year tax positions	—
Settlements	—
Expiration of Statutes	—

Balance at October 31, 2008	$136,000
Included in this balance at October 31, 2008 is a state tax exposure of approximately $118,000. The Company expects a net decrease to its unrecognized tax benefits of approximately $118,000 within the next year.

The Company recognizes interest and penalties related to the unrecognized tax benefits in tax expense. During the year ended October 31, 2008, the Company recognized $17,000 of interest and penalties. The Company had approximately $62,000 of interest and penalties accrued at October 31, 2008.

19.	NET INCOME (LOSS) PER SHARE

The following calculation provides the reconciliation of the denominators used in the calculation of basic and fully diluted earnings per share:

	Fiscal Year Ended October 31,
	2008	2007	2006
Net Income (Loss)	$(19,835,525)	$2,076,364	$(20,670,118)

Denominator:
Basic Weighted Average Shares Outstanding	21,564,384	21,624,381	21,630,739
Effect of Stock Options	—	—	—

Diluted Weighted Average Shares Outstanding	21,564,384	21,624,381	21,630,739

Basic Net Income (Loss) Per Share	$(.92)	$.10	$(.96)

Diluted Net Income (Loss) Per Share	$(.92)	$.10	$(.96)

There were 592,700, 659,500 options, and 757,187 options outstanding for the years ended October 31, 2008, 2007 and 2006, respectively, that were not included in the dilution calculation because the options’ exercise price exceeded the market price of the underlying common shares.

20.	CONCENTRATION OF CREDIT RISK

The Company maintains its cash accounts at various financial institutions. The balances at times may exceed federally insured limits. At October 31, 2008, the Company had cash in deposits exceeding the insured limit by approximately $888,000. On October 3, 2008, President George W. Bush signed the Emergency Economic Stabilization Act of 2008, which temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The temporary increase in deposit insurance coverage became effective immediately upon the President’s signature. The legislation provides that the basic deposit insurance limit will return to $100,000 after December 31, 2009. In addition, the Company’s deposits are maintained in various financial institutions that are participating in the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program. This program provides a full guarantee for all noninterest-bearing transaction accounts maintained at the various financial institutions through December 31, 2009. Accordingly, all of the Company’s cash accounts are fully guaranteed at October 31, 2008.

21.	LITIGATION

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

The Company’s lawsuit alleges that the three defendant law firms wrongfully interfered with, and/or negligently failed to take steps to obtain, a proposed June 2003 settlement with Nestlé. The complaint includes counts involving negligence, breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, tortuous interference with economic relations, civil conspiracy, and other counts, and seeks declaratory relief and compensatory and punitive damages.

In July 2006, certain of the defendants filed a counterclaim against the Company seeking recovery of their fees and expenses in the Nestlé litigation. In August 2007, certain of the defendants filed a counterclaim against the Company that includes an abuse of process count in which it is alleged that our claims against them are frivolous and were not advanced in good faith, as well as a quantum meruit count in which these defendants allege that their services were terminated wrongfully and in bad faith and seek approximately $2.2 million in damages.

Discovery of fact witnesses and expert witnesses has been completed. In September 2008, the defendants in the lawsuit filed summary judgment motions seeking dismissal of the Company’s claims in their entirety, which the Company opposed. The Superior Court Judge denied these motions in a ruling dated December 26, 2008. No trial date for this lawsuit has been set.

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

22.	REPURCHASE OF COMMON STOCK

In January 2006, the Company’s Board of Directors approved the purchase of up to 250,000 of the Company’s common shares at the discretion of management. In May 2008, the Company’s Board of Directors approved the purchase of up to an additional 250,000 of the Company’s common shares at the discretion of management. Subsequently, the Company purchased, in the open market, 67,100 shares from July through October 2006, for an aggregate purchase price of $104,927. In fiscal years 2008 and 2007, the Company purchased an additional 179,000 and 55,600 shares, respectively, for an aggregate purchase price of $242,860 and $104,779, respectively. The Company expects to continue to purchase stock in the open market but total purchases may not ultimately reach the limit established. The Company has used internally generated cash to fund these purchases.

EXHIBITS TO VERMONT PURE HOLDINGS, LTD.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED OCTOBER 31, 2008
Exhibits Filed Herewith

Exhibit
Number	Description

21.1	Subsidiary
23.1	Consent of Wolf & Company, P.C.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.