Form 10-Q
period 2009-01-31
VERMONT PURE HOLDINGS LTD/DE
filed 2009-03-17
CIK 1123316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _________

Commission File Number: 000-31797

VERMONT PURE HOLDINGS, LTD.
(Exact name of registrant as specified in Its charter)

Delaware	03-0366218
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1050 Buckingham St., Watertown, CT	06795
(Address of principal executive offices)	(Zip Code)

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

Yes   X                                                      No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ____                                                                                     Accelerated filer ___

Non-accelerated filer ___                                                                                      Smaller reporting company   X_

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ___                                                      No   X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares outstanding at March 6, 2009
Common Stock, $.001 Par Value	21,540,730

VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

Table of Contents

VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	October 31,
	2009	2008
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$238,863	$1,181,737
Accounts receivable - net	7,460,001	7,842,819
Inventories	2,085,942	1,669,949
Deferred tax asset	744,087	744,087
Other current assets	1,788,927	1,612,605

TOTAL CURRENT ASSETS	12,317,820	13,051,197

PROPERTY AND EQUIPMENT - net	10,080,130	10,563,388

OTHER ASSETS:
Goodwill	32,080,669	32,080,669
Other intangible assets - net	2,114,184	2,084,542
Other assets	142,333	152,333

TOTAL OTHER ASSETS	34,337,186	34,317,544

TOTAL ASSETS	$56,735,136	$57,932,129

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long term debt	$3,352,770	$3,315,079
Accounts payable	2,479,050	2,542,711
Accrued expenses	2,043,306	2,859,277
Current portion of customer deposits	677,844	699,921
Unrealized loss on derivatives	902,578	531,673
TOTAL CURRENT LIABILITIES	9,455,548	9,948,661

Long term debt, less current portion	14,043,468	14,561,928
Deferred tax liability	3,403,696	3,403,696
Subordinated debt	14,000,000	14,000,000
Customer deposits	2,582,963	2,666,870

TOTAL LIABILITIES	43,485,675	44,581,155

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock - $.001 par value, 50,000,000 authorized shares
21,920,478 issued and 21,540,730 outstanding shares as of
January 31, 2009 and 21,862,739 issued and 21,489,489
outstanding as of October 31, 2008	21,920	21,863
Additional paid in capital	58,433,890	58,395,551
Treasury stock, at cost, 379,748 shares as of January 31, 2009	(723,777)
and 373,250 shares as of October 31, 2008		(717,301)
Accumulated deficit	(43,924,977)	(44,019,502)
Accumulated other comprehensive loss	(557,595)	(329,637)
TOTAL STOCKHOLDERS' EQUITY	13,249,461	13,350,974

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$56,735,136	$57,932,129

See the notes to the condensed consolidated financial statements.

VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended January 31,
	2009	2008
	(Unaudited)

NET SALES	$15,551,934	$16,385,259

COST OF GOODS SOLD	7,431,474	7,236,819

GROSS PROFIT	8,120,460	9,148,440

OPERATING EXPENSES:
Selling, general and administrative expenses	6,810,257	7,045,351
Advertising expenses	283,389	341,000
Amortization	200,413	225,175
Gain on disposal of property and equipment	(6,846)	(9,295)

TOTAL OPERATING EXPENSES	7,287,213	7,602,231

INCOME FROM OPERATIONS	833,247	1,546,209

OTHER INCOME (EXPENSE):
Interest expense	(683,064)	(781,014)

INCOME BEFORE INCOME TAX EXPENSE	150,183	765,195

INCOME TAX EXPENSE	(55,658)	(252,973)

NET INCOME	$94,525	$512,222

NET INCOME PER SHARE - BASIC	$-	$0.02

NET INCOME PER SHARE - DILUTED	$-	$0.02

WEIGHTED AVERAGE SHARES USED IN COMPUTATION - BASIC	21,502,483	21,614,040
WEIGHTED AVERAGE SHARES USED IN COMPUTATION - DILUTED	21,502,483	21,614,040

See the notes to the condensed consolidated financial statements.

VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended January 31,
	2009	2008
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$94,525	$512,222
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	966,019	1,059,671
Provision for bad debts on accounts receivable	77,328	81,560
Provision for bad debts on notes receivable	10,000	-
Amortization	200,413	225,175
Non cash interest expense	19,907	31,521
Gain on disposal of property and equipment	(6,846)	(9,295)
Changes in assets and liabilities:
Accounts receivable	326,793	(221,421)
Inventories	(410,966)	20,695
Other current assets	(33,375)	172,169
Other assets	-	4,665
Accounts payable	(63,661)	(101,749)
Accrued expenses	(815,971)	(470,397)
Customer deposits	(105,984)	(173,798)
NET CASH PROVIDED BY OPERATING ACTIVITIES	258,182	1,131,018

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(191,309)	(1,642,176)
Proceeds from sale of property and equipment	43,168	22,803
Cash used for acquisitions	(251,328)	(275,477)
NET CASH USED IN INVESTING ACTIVITIES	(399,469)	(1,894,850)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long term debt	(833,507)	(817,398)
Purchase of treasury stock	(6,476)	(3,374)
Proceeds from sale of common stock	38,396	44,812
NET CASH USED IN FINANCING ACTIVITIES	(801,587)	(775,960)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(942,874)	(1,539,792)

CASH AND CASH EQUIVALENTS - beginning of period	1,181,737	1,873,385

CASH AND CASH EQUIVALENTS - end of period	$238,863	$333,593

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest	$673,265	$795,787

Cash payments for income taxes	$75,000	$540,500

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Reduction in notes payable for acquisition	$22,263	$-

Notes payable issued in acquisitions	$75,000	$96,895

Equipment purchased by acquisition line	$300,000	$39,344

See the notes to the condensed consolidated financial statements.

VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the condensed consolidated financial position, results of operations, and cash flows for the periods presented.  The results have been determined on the basis of generally accepted accounting principles and practices of the United States of America (“GAAP”), applied consistently with the Annual Report on Form 10-K of Vermont Pure Holdings, Ltd. (the “Company”) for the year ended October 31, 2008.

Certain information and footnote disclosures normally included in audited consolidated financial statements presented in accordance with GAAP have been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2008.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

The financial statements herewith reflect the consolidated operations and financial condition of Vermont Pure Holdings Ltd. and its wholly owned subsidiary Crystal Rock, LLC.

2.	RECENT PRONOUNCEMENTS

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations,” and other GAAP. This Statement is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. Early application is not permitted. The Company has not yet determined the impact of the adoption of FSP FAS 142-3 to the Company’s statement of financial position or results of operations.

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

In April 2004, the Company’s stockholders approved the 2004 Stock Incentive Plan.  The plan provides for issuances of awards of up to 250,000 restricted or unrestricted shares of the Company’s common stock, or incentive or non-statutory stock options to purchase such common stock. Of the total amount of shares authorized under this plan, 149,000 option shares are outstanding, 26,000 restricted shares have been granted, and 75,000 shares are available for grant at January 31, 2009.

The options issued under the plans generally vest in periods up to five years based on the continuous service of the recipient and have 10 year contractual terms.  Share awards generally vest over one year.  Option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the plan).

There was an option for 5,000 shares of stock that expired in the first quarter of fiscal 2009.  Other than the expiration, there was no activity related to stock options and outstanding stock option balances or other equity based compensation during the three month periods ended January 31, 2009 and 2008.  The Company did not grant any equity based compensation during the three months ended January 31, 2009 and 2008.

The following table summarizes information pertaining to outstanding stock options, all of which are exercisable, as of January 31, 2009:

Exercise Price Range	Outstanding Options (Shares)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value as of January 31, 2009
$1.80 - $2.60	234,500	5.96	$2.32	$-
$2.81 - $3.38	308,200	1.83	3.22	-
$3.50 - $4.25	40,000	3.00	3.80	-
$4.28 - $4.98	5,000	2.92	4.98	-
	587,700	3.57	$2.91	$-

Outstanding options were granted with lives of 10 years and provide for vesting over a term of 0-5 years.  Since all outstanding stock options were fully vested as of January 31, 2009 there was no unrecognized share based compensation related to unvested options as of that date.  All incentive and non-qualified stock option grants had an exercise price equal to the market value of the underlying common stock on the date of grant.

Employee Stock Purchase Plan

On June 15, 1999, the Company’s stockholders approved the Vermont Pure Holdings, Ltd. 1999 Employee Stock Purchase Plan (“ESPP”).  On January 1, 2001, employees commenced participation in the plan.  The total number of shares of common stock issued under this plan during the three months ended January 31, 2009 and 2008 was 57,739 and 28,588 for proceeds of $38,397 and $44,812, respectively.

On March 29, 2007, the Company’s stockholders approved an increase in the number of shares available under the plan from 500,000 to 650,000 shares.  Effective January 1, 2006, ESPP shares are granted at 95% of the fair market value at the last day of the offering period. Prior to that, ESPP shares were granted at 85% of the fair market value at the lower of the first or last day of the offering period.  As of January 31, 2009 there are 39,762 shares remaining to be purchased under the plan.

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

As of January 31, 2009, the total notional amount committed to the swap agreement was $12 million.  On that date, the variable rate on the remaining 25% of the term debt was 2.13%.  Based on the floating rate for respective three month periods ended January 31, 2009 and 2008, the Company paid $103,000 more and $1,000 less in interest, respectively, than it would have without the swaps.

These swaps are considered cash flow hedges under SFAS No. 133 because they are intended to hedge, and are effective as a hedge, against variable cash flows.  As a result, the changes in the fair values of the derivatives, net of tax, are recognized as comprehensive income or loss until the hedged item is recognized in earnings.

5.           COMPREHENSIVE INCOME

The following table summarizes comprehensive income for the respective periods:

	Three Months Ended January 31,
	2009	2008
Net income	$94,525	$512,222
Other comprehensive income (loss): Unrealized (loss) on derivatives designated as cash flow hedges – net of tax	(227,958)	(341,747)
Comprehensive (loss) income	$(133,433)	$170,475

6.           INVENTORIES

Inventories consisted of the following at:

	January 31, 2009	October 31, 2008

Finished Goods	$1,993,318	$1,557,914
Raw Materials	92,624	112,035
Total Inventories	$2,085,942	$1,669,949

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

	Three Months Ended January 31,
	2009	2008
Net Income	$94,525	$512,222
Denominator:
Basic Weighted Average Shares Outstanding	21,502,483	21,614,040
Dilutive effect of Stock Options	-	-
Diluted Weighted Average Shares Outstanding	21,502,483	21,614,040
Basic Income Per Share	$.00	$.02
Diluted Income Per Share	$.00	$.02

There were 587,700 and 677,700 options outstanding as of January 31, 2009 and 2008, respectively.  For the three month period ended January 31, 2009 and 2008 there were no options used to calculate the effect of dilution because all of the outstanding options’ exercise prices exceeded the market price of the underlying common shares.

8.           DEBT

As of January 31, 2009 the Company had outstanding balances of $15,979,167 on its term loan and $1,300,000 on its $10,000,000 acquisition line of credit with Bank of America.  In addition, there was an outstanding letter of credit for $1,485,000 issued against the $6,000,000 revolving line of credit’s availability.  As of January 31, 2009 there was $8,700,000 and $4,515,000 available on the acquisition and revolving lines of credit, respectively.

As of January 31, 2009, the Company had approximately $5.3 million of debt subject to variable interest rates.  Under the senior credit agreement with Bank of America, interest is paid at a rate of LIBOR plus a margin of 1.75% on term debt and 1.50% on the acquisition line of credit resulting in variable interest rates of 2.13% and 1.88%, respectively at January 31, 2009.

The Company’s credit facility requires the Company to be in compliance with certain financial covenants at the end of each fiscal quarter.  The covenants include senior debt service coverage as defined of greater than 1.25 to 1, total debt service coverage as defined of greater than 1 to 1, and senior debt to EBITDA of greater than 2.50 to 1.  As of January 31, 2009, the Company was in compliance with these covenants.

As of January 31, 2009, the Company had $14,000,000 of subordinated debt outstanding bearing an interest rate of 12% and $117,071 due on term debt related to acquisitions and capital improvements.

9.           GOODWILL AND OTHER INTANGIBLE ASSETS

Major components of intangible assets at January 31, 2009 and October 31, 2008 consisted of:

	January 31, 2009		October 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Customer Lists and Covenants Not to Compete	$6,116,944	$4,313,450	$5,866,981	$4,113,807
Other Identifiable Intangibles	508,347	197,657	528,254	196,886
Total	$6,625,291	$4,511,107	$6,395,235	$4,310,693

Amortization expense for the three month periods ending January 31, 2009 and 2008 was $200,413 and $225,175, respectively.

There were no changes in the carrying amount of goodwill for the three month period ending January 31, 2009.

10.           SUBSEQUENT EVENT

On February 6, 2009 the Company entered into a Severance and Release Agreement with an employee that has worked for the Company 59 years.  Under the agreement the Company is obligated to pay the employee, or his estate, $68,000 a year for the next 4 years.  On the date of the agreement the Company recognized the expense related to this special termination benefit.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto as filed in our Annual Report on Form 10-K for the year ended October 31, 2008 as well as the condensed consolidated financial statements and notes contained herein.

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

Results of Operations

Overview and Trends

Our business was less profitable in the first quarter of fiscal year 2009 than in the same period a year ago.  We believe that the financial performance for the period in large measure reflected the overall softening of the economy which started to affect our business in the fourth quarter of fiscal year 2008.  If, as many observers expect, the national and regional economy remains in a recession in 2009, we are likely to experience lower profitability going forward.

The recessionary economic environment has affected the sales of our more profitable products, water and cooler rentals, the most.  Our single serve coffee business grew for the period over last year but these products are less profitable than our traditional products.  In order to offset the decrease in profitability, we have taken action to reduce our labor, product, selling and administration costs.  We will continue to explore new and existing distribution channels in an effort to identify sales opportunities.

Despite reduced profitability, we continue to invest in our business and service debt.  As of January 31, 2009, we were in compliance with our bank covenants and had substantial borrowing capacity available in our operating and acquisition lines of credit.

Results of Operations for the Three Months Ended January 31, 2009 (First Quarter) Compared to the Three Months Ended January 31, 2008

Sales
Sales for the three months ended January 31, 2009 were $15,552,000 compared to $16,385,000 for the corresponding period in 2008, a decrease of $833,000 or 5%.  The decrease was primarily the result of lower water sales and lower fees that were charged to offset energy costs for delivery and freight, raw materials, and bottling operations.  Sales as a result of acquisitions had no material impact on total sales for the first quarter.

The comparative breakdown of sales of the product lines for the respective three-month periods ended January 31, 2009 and 2008 is as follows:

Product Line	2009	2008	Difference	% Diff.
(000’s $)
Water	$6,217	$6,621	$(404)	(6%)
Coffee and Related	5,499	5,352	147	3%
Equipment Rental	2,142	2,243	(101)	(4%)
Other	1,694	2,169	(475)	(22%)
Total	$15,552	$16,385	$(833)	(5%)

Water – Sales of water decreased compared to the same period in the prior year primarily because volume in the first quarter of 2009 decreased 8% from the first quarter of 2008.  The decrease in volume more than offset a 2% increase in pricing for the first quarter of 2009 compared to the same period a year ago.  We believe the decrease in the amount of water sold was attributable to the weaker economy.

Coffee and Related Products – The increase in sales in the first quarter of 2009 compared to the comparable period in 2008 was attributable to the growth of single serve coffee, which grew 11%, to $2,594,000 in the first quarter of 2008 compared to $2,328,000 in the same period in fiscal year 2008.  Other products in this category declined 4% in the first quarter compared to the same quarter a year ago.

Equipment Rental – Equipment rental revenue decreased in the first quarter of 2009 compared to the comparable period in 2008 as a result of a decrease in average rental prices and placements of equipment.  Sales were 2% lower in the first quarter of 2009 due to decreased equipment placements and 2% lower as a result of lower prices as compared to the first quarter of 2008.

Other – The substantial decrease in other revenue is reflective of fees that are charged to offset energy costs for delivery and freight, raw materials, and bottling operations.  These charges decreased 37% to $427,000 in the first quarter of 2009 from $683,000 in the same period in 2008.   Sales of other products such as single-serve drinks, cups, and vending items, in aggregate, decreased 5% from the first quarter last year to the first quarter of 2009.

Gross Profit/Cost of Goods Sold – For the three months ended January 31, 2009, gross profit was $8,120,000 compared to  $9,148,000 for the comparable period in 2007.  As a percentage of sales, gross profit decreased to 52% in the first quarter of 2009 from 56% in the first quarter of 2008. The decrease in gross profit of $1,028,000, or 11%, was primarily due to lower sales of higher margin products and significant reduction in the fees that are charged to offset energy costs.

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

Operating Expenses and Income from Operations
Total operating expenses decreased to $7,287,000 in the first quarter of 2009 from $7,602,000 in the comparable period in 2008, a decrease of $315,000, or 4%.

Selling, general and administrative (SG&A) expenses of $6,810,000 in the first quarter of 2009 decreased $235,000, or 3%, from $7,045,000 in the comparable period in 2008.  Of total SG&A expenses, route distribution costs decreased $145,000, or 4%, as a result of lower fuel and sales-related compensation costs; selling costs decreased $4,000, or 1% as a result of lower sales-related compensation costs; and administration costs decreased $86,000 as a result of lower professional fees.

Advertising expenses were $283,000 in the first quarter of 2009 compared to $341,000 in the first quarter of 2008, a decrease of $58,000, or 17%. The decrease in advertising costs is primarily related to a decrease in yellow page advertising and other traditional promotional activity that more than offset an increase in internet advertising.

Amortization decreased to $200,000 in the first quarter of 2009 from $225,000 in the comparable quarter in 2008.  Amortization is attributable to intangible assets that were acquired as part of acquisitions in recent years.

Income from operations for the three months ended January 31, 2009 was $833,000 compared to $1,546,000 in the comparable period in 2008, a decrease of $713,000, or 46%.  The decrease was a result of lower sales and product margins despite lower operating costs.

Interest, Taxes, and Other Expenses – Income from Continuing Operations
Interest expense was $683,000 for the three months ended January 31, 2009 compared to $781,000 in the three months ended January 31, 2008, a decrease of $98,000.  The decrease is attributable to lower outstanding debt and lower interest rates.

Income before income taxes was $150,000 for the three months ended January 31, 2009 compared to income before income taxes of $765,000 in the corresponding period in 2008, a decrease of $615,000. The tax expense for the first quarter of fiscal year 2009 was $56,000 and was based on the expected effective tax rate of 37%.  We recorded a tax expense of $253,000 related to income from operations in the first quarter of fiscal year 2008 based on an effective tax rate of 33%.   The lower effective tax rate in 2008 was primarily a result of the affect of tax credits for the installation of solar electricity generating equipment during fiscal year 2008.

Net Income
Net income decreased $418,000 to $94,000 for the three months ended January 31, 2009 from net income of $512,000 in the corresponding period in 2008.  The decrease is attributable to lower sales and product margins despite lower operating and interest expenses for the first quarter of 2009 as compared to the same period in fiscal year 2008.

Liquidity and Capital Resources

As of January 31, 2009, we had working capital of $2,862,000 compared to $3,103,000 as of October 31, 2008, a decrease of $241,000.  The decrease in working capital was primarily attributable to the reduction of cash generated by operation during the first three months of fiscal year 2009 even though less cash was used for capital expenditures and acquisitions in the first quarter of 2009 compared to the first quarter of 2008.  Net cash provided by operating activities decreased $873,000 to $258,000 in 2009 from $1,131,000 in 2008. The decrease was attributable to lower net income, and higher cash usage for inventory and expenses.

As mentioned above, we use cash provided by operations to repay debt and fund capital expenditures.  In the first three months of fiscal year 2009, we used $834,000 for scheduled repayments of our term debt. In addition, we used $191,000 for capital expenditures. Capital expenditures were substantially higher last year for the same period last year because of $706,000 expended on our solar electricity generation project.  We spent less for coolers, brewers, bottles and racks related to home and office distribution in the first quarter of 2009 compared to the respective period in 2008 as a result of lower demand for rental units.

As of January 31, 2009 we had outstanding balances of $15,979,167 on our term loan and $1,300,000 on our $10,000,000 acquisition line of credit with Bank of America.  In addition, there was an outstanding letter of credit for $1,485,000 issued against our $6,000,000 revolving line of credit.  As of January 31, 2009 there was $8,700,000 and $4,515,000 available on the acquisition and revolving lines of credit, respectively.

Our credit facility requires that we be in compliance with certain financial covenants at the end of each fiscal quarter.  The covenants include senior debt service coverage as defined of greater than 1.25 to 1, total debt service coverage as defined of greater than 1 to 1, and senior debt to EBITDA as defined of no greater than 2.5 to 1.  As of January 31, 2009, we were in compliance with all of the financial covenants of our credit facility.

As of January 31, 2009, we had an interest rate swap agreement with Bank of America in effect.  The intent of the instrument is to fix the interest rate on 75% of the outstanding balance on the Term Loan as required by the credit facility.  The swap fixes the interest rate for the swapped amount at 6.62% (4.87% plus the applicable margin, 1.75%).

The net deferred tax liability at January 31, 2009 represents temporary timing differences, primarily attributable to depreciation and amortization, between book and tax calculations. We have used all of our federal net operating loss carryforwards and will have to fund our tax liabilities with cash in the current fiscal year and in the future.

In addition to our senior and subordinated debt commitments, we have significant future cash commitments, primarily in the form of operating leases that are not reported on the balance sheet. The following table sets forth our contractual commitments in future fiscal years:

	Payment due by fiscal year
Contractual Obligations (1)	Total	Remainder of 2009	2010-2011	2012-2013	After 2013
Debt	$31,396,000	$2,534,000	$7,040,000	$7,020,000	$14,802,000
Interest on Debt (2)	12,880,000	2,639,000	4,690,000	3,852,000	1,699,000
Operating Leases	11,888,000	2,441,000	4,990,000	2,880,000	1,577,000
Total	$56,164,000	$7,614,000	$16,720,000	$13,752,000	$18,078,000

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

Item 4(T).  Controls and Procedures.

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

Changes in Internal Control over Financial Reporting.

During the three months ended January 31, 2009, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.                                Legal Proceedings.

There have been no material developments in our legal proceedings since they were disclosed in our Annual Report on Form 10-K for the period ending October 31, 2008.

Item 1A.                             Risk Factors.

There was no change during the three months ended January 31, 2009 from the Risk Factors reported in our Annual Report on Form 10-K for the year ended October 31, 2008.

Item 2.                                Unregistered Sales of Equity Securities and Use of Proceeds.

(c)  The following table summarizes the stock repurchases, by month, that were made during the three months ended January 31, 2009.

Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Maximum Number of Shares that May Yet be Purchased Under the Program (1)
November 1-30	5,298	$1.05	5,298	193,002
December 1-31	1,200	.66	1,200	191,802
January 1-31	-	-	-	191,802
Total	6,498	$.98	6,498
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

VERMONT PURE HOLDINGS, LTD.

March 17, 2009	By:	/s/ Bruce S. MacDonald
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