Form 10-Q
period 2009-04-30
VERMONT PURE HOLDINGS LTD/DE
filed 2009-06-15
CIK 1123316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2009
OR
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
Yes   X                                                      No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes                                                           No ___

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
Yes ___                                                    No   X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                                                       Shares outstanding at June 2, 2009
       Common Stock, $.001 Par Value                                                                   21,540,730

VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	October 31,
	2009	2008
	(unaudited)	(Audited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$349,733	$1,181,737
Accounts receivable - net	7,810,237	7,842,819
Inventories	2,210,445	1,669,949
Deferred tax asset	744,087	744,087
Other current assets	842,758	1,612,605

TOTAL CURRENT ASSETS	11,957,260	13,051,197

PROPERTY AND EQUIPMENT - net	10,563,798	10,563,388

OTHER ASSETS:
Goodwill	32,123,286	32,080,669
Other intangible assets - net	4,913,195	2,084,542
Other assets	132,333	152,333

TOTAL OTHER ASSETS	37,168,814	34,317,544

TOTAL ASSETS	$59,689,872	$57,932,129

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Line of credit	$535,780	$-
Current portion of long term debt	3,816,090	3,315,079
Accounts payable	2,184,014	2,542,711
Accrued expenses	2,350,343	2,859,277
Current portion of customer deposits	683,029	699,921
Unrealized loss on derivatives	863,883	531,673
TOTAL CURRENT LIABILITIES	10,433,139	9,948,661

Long term debt, less current portion	15,743,849	14,561,928
Deferred tax liability	3,403,696	3,403,696
Subordinated debt	14,000,000	14,000,000
Customer deposits	2,603,676	2,666,870

TOTAL LIABILITIES	46,184,360	44,581,155

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock - $.001 par value, 50,000,000 authorized shares
21,920,478 issued and 21,540,730 outstanding shares as of
April 30, 2009 and 21,862,739 issued and 21,489,489
outstanding as of October 31, 2008	21,920	21,863
Additional paid in capital	58,433,890	58,395,551
Treasury stock, at cost, 379,748 shares as of April 30, 2009
and 373,250 shares as of October 31, 2008	(723,777)	(717,301)
Accumulated deficit	(43,692,708)	(44,019,502)
Accumulated other comprehensive loss, net of tax	(533,813)	(329,637)
TOTAL STOCKHOLDERS' EQUITY	13,505,512	13,350,974

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$59,689,872	$57,932,129

See notes to the condensed consolidated financial statements.

VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Three months ended April 30,		Six months ended April 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)

NET SALES	$16,755,568	$17,437,650	$32,307,502	$33,822,909

COST OF GOODS SOLD	7,928,948	7,636,634	15,360,422	14,873,453

GROSS PROFIT	8,826,620	9,801,016	16,947,080	18,949,456

OPERATING EXPENSES:
Selling, general and administrative expenses	7,282,730	7,593,578	14,092,987	14,638,929
Advertising expenses	214,393	453,132	497,782	794,132
Amortization	256,947	226,544	457,360	451,719
Gain on disposal of property and equipment	12,913	(50,351)	6,067	(59,646)

TOTAL OPERATING EXPENSES	7,766,983	8,222,903	15,054,196	15,825,134

INCOME FROM OPERATIONS	1,059,637	1,578,113	1,892,884	3,124,322

OTHER EXPENSE:
Interest expense	(651,771)	(781,814)	(1,334,835)	(1,562,828)

INCOME BEFORE INCOME TAXES	407,866	796,299	558,049	1,561,494

INCOME TAX EXPENSE	(175,597)	(325,717)	(231,255)	(578,690)

NET INCOME	$232,269	$470,582	$326,794	$982,804

NET INCOME PER SHARE - BASIC	$0.01	0.02	$0.02	0.05

NET INCOME PER SHARE - DILUTED	$0.01	$0.02	$0.02	$0.05

WEIGHTED AVERAGE SHARES USED IN COMPUTATION - BASIC	21,540,730	21,623,789	21,521,277	21,618,861
WEIGHTED AVERAGE SHARES USED IN COMPUTATION - DILUTED	21,540,730	21,623,789	21,521,277	21,618,861

See notes to the condensed consolidated financial statements.

VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended April 30,
	2009	2008
	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$326,794	$982,804
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,954,475	2,135,332
Provision for bad debts on accounts receivable	187,577	168,418
Provision for bad debts on notes receivable	14,031	516,008
Amortization	457,360	451,719
Non cash interest expense	39,584	62,811
Loss (gain) on disposal of property and equipment	6,067	(59,646)
Changes in assets and liabilities:
Accounts receivable	223,438	(878,742)
Inventories	(535,469)	(130,761)
Other current assets	897,881	(32,651)
Other assets	5,969	7,798
Accounts payable	(358,697)	228,084
Accrued expenses	(508,934)	(985,567)
Customer deposits	(80,086)	(242,944)
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,629,990	2,222,663

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(953,693)	(2,672,420)
Proceeds from sale of property and equipment	71,026	97,567
Cash used for acquisitions	(1,460,202)	(317,834)
NET CASH USED IN INVESTING ACTIVITIES	(2,342,869)	(2,892,687)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net line of credit borrowings	535,780	674,672
Principal payments on long term debt	(1,686,825)	(1,640,081)
Purchase of treasury stock	(6,476)	(147,430)
Sale of common stock	38,396	44,812
NET CASH USED IN FINANCING ACTIVITIES	(1,119,125)	(1,068,027)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(832,004)	(1,738,051)

CASH AND CASH EQUIVALENTS - Beginning of period	1,181,737	1,873,385

CASH AND CASH EQUIVALENTS - End of period	$349,733	$135,334

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$1,312,260	$1,531,440

Cash (received) paid for income taxes	$(802,800)	$1,109,300

Notes payable issued in acquisitions	$3,039,928	$112,395

Property, plant and equipment financed with proceeds from debt	$329,829	$39,344

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

In April 2004, the Company’s stockholders approved the 2004 Stock Incentive Plan.  The plan provides for issuances of awards of up to 250,000 restricted or unrestricted shares of the Company’s common stock, or incentive or non-statutory stock options to purchase such common stock. Of the total amount of shares authorized under this plan, 149,000 option shares are outstanding, 26,000 restricted shares have been granted, and 75,000 shares are available for grant at April 30, 2009.

The options issued under the plans generally vest in periods up to five years based on the continuous service of the recipient and have 10 year contractual terms.  Share awards generally vest over one year.  Option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the plan).

There was an option for 5,000 shares of stock that expired in the first six months of fiscal 2009.  Other than the expiration, there was no activity related to stock options and outstanding stock option balances or other equity based compensation during the six month periods ended April 30, 2009 and 2008.  The Company did not grant any equity based compensation during the six months ended April 30, 2009 and 2008.

The following table summarizes information pertaining to outstanding stock options, all of which are exercisable, as of April 30, 2009:

Exercise Price Range	Outstanding Options (Shares)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value as of April 30, 2009
$1.80 - $2.60	234,500	5.7	$2.32	$-
$2.81 - $3.38	308,200	1.6	3.22	-
$3.50 - $4.25	40,000	2.8	3.80	-
$4.28 - $4.98	5,000	2.7	4.98	-
	587,700	3.3	$2.91	$-

Outstanding options were granted with lives of 10 years and provide for vesting over a term of 0-5 years.  Since all outstanding stock options were fully vested as of April 30, 2009 there was no unrecognized share based compensation related to unvested options as of that date.  All incentive and non-qualified stock option grants had an exercise price equal to the market value of the underlying common stock on the date of grant.

Employee Stock Purchase Plan

On June 15, 1999, the Company’s stockholders approved the Vermont Pure Holdings, Ltd. 1999 Employee Stock Purchase Plan (“ESPP”).  On January 1, 2001, employees commenced participation in the plan.  The total number of shares of common stock issued under this plan during the six months ended April 30, 2009 and 2008 was 57,739 and 28,588 for proceeds of $38,397 and $44,812, respectively.

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

Termination Benefit

On February 6, 2009 the Company entered into a Severance and Release Agreement with an employee that has worked for the Company 59 years.  Under the agreement the Company is obligated to pay the employee, or his estate, $68,000 a year for the next 4 years.  On the date of the agreement, the Company recognized the full expense related to this special termination benefit.

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

On October 5, 2007, the Company entered into an interest rate hedge swap agreement in conjunction with an amendment to its facility with Bank of America.  The intent of the instrument is to fix the interest rate on 75% of the outstanding balance on the Term Loan with Bank of America as required by the facility.  The swap fixes the interest rate for the swapped amount at 6.37% (4.87% plus the applicable margin, 1.50%).

As of April 30, 2009, the total notional amount committed to the swap agreement was $11.4 million.  On that date, the variable rate on the remaining 25% of the term debt was 1.95%.  Based on the floating rate for respective six month periods ended April 30, 2009 and 2008, the Company paid $228,000 and $65,000 more in interest, respectively, than it would have without the swaps.

These swaps are considered cash flow hedges under SFAS No. 133 because they are intended to hedge, and are effective as a hedge, against variable cash flows.  As a result, the changes in the fair values of the derivatives, net of tax, are recognized as comprehensive income or loss until the hedged item is recognized in earnings.

5.           COMPREHENSIVE INCOME

The following table summarizes comprehensive income for the respective periods:

	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008
Net income	$232,269	$470,582	$326,794	$982,804
Other comprehensive income (loss): Unrealized gain (loss) on derivatives designated as cash flow hedges – net of tax	23,782	73,302	(204,176)	(268,445)
Comprehensive income	$256,051	$543,884	$122,618	$714,359

6.           INVENTORIES

Inventories consisted of the following at:

	April 30, 2009	October 31, 2008

Finished Goods	$2,073,297	$1,557,914
Raw Materials	137,148	112,035
Total Inventories	$2,210,445	$1,669,949

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

	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008
Net Income	$232,269	$470,582	$326,794	$982,804
Denominator:
Basic Weighted Average Shares Outstanding	21,540,730	21,623,789	21,521,277	21,618,861
Dilutive effect of Stock Options	-	-	-	-
Diluted Weighted Average Shares Outstanding	21,540,730	21,623,789	21,521,277	21,618,861
Basic Income Per Share	$.01	$.02	$.02	$.05
Diluted Income Per Share	$.01	$.02	$.02	$.05

There were 587,700 and 667,700 options outstanding as of April 30, 2009 and 2008, respectively.  For the three and six month periods ended April 30, 2009 and 2008 there were no options used to calculate the effect of dilution because all of the outstanding options’ exercise prices exceeded the market price of the underlying common shares.

9.           DEBT

As of April 30, 2009 the Company had outstanding balances of $15,167,000 million on its term loan, $3,800,000 on its $10 million acquisition line of credit and $536,000 on the $6 million revolving line of credit with Bank of America.  In addition, there was an outstanding letter of credit for $1,583,000 issued against the revolving line of credit’s availability.  As of April 30, 2009 there was $6,200,000 and $3,881,000 available on the acquisition and revolving lines of credit, respectively.
As of April 30, 2009, the Company had approximately $8 million of debt subject to variable interest rates.  Under the senior credit agreement with Bank of America, interest is paid at a rate of LIBOR plus a margin of 1.50% on term debt and 1.25% on the acquisition line of credit resulting in variable interest rates of 1.95% and 1.70%, respectively at April 30, 2009.

The Company’s credit facility requires the Company to be in compliance with certain financial covenants at the end of each fiscal quarter.  The covenants include senior debt service coverage as defined of greater than 1.25 to 1, total debt service coverage as defined of greater than 1 to 1, and senior debt to EBITDA of greater than 2.50 to 1.  As of April 30, 2009, the Company was in compliance with these covenants.

Our lines of credit mature on April 5, 2010. On that date, any balance on the acquisition line converts to a term loan with equal annual installments payable over the next five years.  Any balance on the revolving line will be due and payable on April 5, 2010.  We are currently negotiating to renew these facilities.  If we are unable to negotiate acceptable renewal terms, and no alternative funding is available, we may experience a material adverse financial impact.

As of April 30, 2009, the Company had $14,000,000 of subordinated debt outstanding bearing an interest rate of 12% and $593,000 due on term debt related to acquisitions and capital improvements.

10.         GOODWILL AND OTHER INTANGIBLE ASSETS

Major components of intangible assets at April 30, 2009 and October 31, 2008 consisted of:

	April 30, 2009		October 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Customer Lists and Covenants Not to Compete	$9,152,578	$4,569,515	$5,866,981	$4,113,807
Other Intangibles	528,671	198,539	528,254	196,886
Total	$9,681,249	$4,768,054	$6,395,235	$4,310,693

Amortization expense for the three month periods ending April 30, 2009 and 2008 was $256,947 and  $226,544, respectively.  Amortization expense for the six month periods ending April 30, 2009 and 2008 was $457,360 and $451,719, respectively.

The changes in the carrying amount of goodwill for the six month period ending April 30, 2009 are as follows:

Balance as of October 31, 2008	$32,080,669
Goodwill acquired during the period	42,617
Balance as of April 30, 2009	$32,123,286

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

12.           SUBSEQUENT EVENTS

Re-payment of Subordinated Debt
As of May 6, 2009, Vermont Pure Holdings, Ltd. owed subordinated debt to Henry, Peter and John Baker in the aggregate principal amount of $14,000,000.  On May 7, 2009, with the consent of the three subordinated debt holders, the Company paid $500,000 to John B. Baker as a payment of principal on his note.  The following table shows the holder and the corresponding remaining principal amount on May 7, 2009 after the payment.

Related Party	Principal Balance
Henry E. Baker	$4,600,000
John B. Baker	4,200,000
Peter K. Baker	4,700,000
Total	$13,500,000

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

Results of Operations

Overview and Trends

Our business was less profitable in the first half of fiscal year 2009 than in the same period a year ago.  We believe that the financial performance for the period in large measure reflected the overall softening of the economy which started to affect our business in the fourth quarter of fiscal year 2008.  If, as many observers expect, the national and regional economy remains in a recession in 2009, we are likely to experience lower profitability going forward.

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

Despite reduced profitability, we continue to invest in our business and service debt.  As of January 31, 2009, we were in compliance with our bank covenants and had substantial borrowing capacity available in our operating and acquisition lines of credit. In the six months ended April 30, 2009 we used $3,040,000 in bank and seller debt for acquisitions. We evaluate acquisition opportunities, individually, as they arise.

Results of Operations for the Three Months Ended April 30, 2009 (Second Quarter) Compared to the Three Months Ended April 30, 2008

Sales
Sales for the three months ended April 30, 2009 were $16,756,000 and $17,438,000 for the corresponding period in 2008, a decrease of $682,000 or 4%.  The decrease was primarily the result of lower demand for all of the Company’s products and services except for single serve coffee and lower fees that were charged to offset energy costs for delivery and freight, raw materials, and bottling operations.  Sales as a result of acquisitions accounted for $356,000 of total sales for the second quarter of 2009. Net of the acquisition related sales, sales declined 6% from a year ago.

The comparative breakdown of sales of the product lines for the respective three-month periods ended April 30, 2009 and 2008 is as follows:

Product Line	2009	2008	Difference	% Diff.
(000’s $)
Water	$6,910	$7,284	$(374)	(5%)
Coffee and Related	5,653	5,535	118	2%
Equipment Rental	2,221	2,216	5	-
Other	1,972	2,403	(431)	(18%)
Total	$16,756	$17,438	$(682)	(4%)

Water – Sales of water decreased compared to the same period in the prior year because volume in the second quarter of 2009 decreased 3% from the second quarter of 2008 and pricing decreased 2% for the second quarter of 2009 compared to the same period a year ago.  We believe the decrease in the amount of water sold was attributable to the weaker economy and the decrease in price was attributable to resulting competition.

Coffee and Related Products – The increase in sales in the second quarter of 2009 compared to the comparable period in 2008 was attributable to the growth of single serve coffee, which grew 18%, to $2,844,000 in the second quarter of 2009 compared to $2,419,000 in the same period in fiscal year 2008.  Other products in this category decreased 11% over the same periods.  Net of the effects of acquisitions, sales for the category increased 2%.

Equipment Rental – Equipment rental revenue was substantially unchanged in the second quarter of 2009 compared to the comparable period in 2008.  Acquisitions increased placement 2%, so net of acquisitions, which had no significant effects on this category, rental revenue was down due to lower placements.

Other – The substantial decrease in other revenue is reflective of fees that are charged to offset energy costs for delivery and freight, raw materials, and bottling operations.  These charges decreased 56% to $342,000 in the second quarter of 2009 from $779,000 in the same period in 2008.   Sales of other products such as single-serve drinks, cups, and vending items, in aggregate, decreased 3% from the second quarter last year to the second quarter of 2009.

Gross Profit/Cost of Goods Sold – For the three months ended April 30, 2009, gross profit decreased $974,000, or 10%, to $8,827,000 from $9,801,000 for the comparable period in 2008.  As a percentage of sales, gross profit decreased to 53% in the second quarter of 2009 from 56% in the second quarter of 2008.  The decrease in gross profit was primarily due to lower sales of higher margin products and a significant reduction in the fees that are charged to offset energy costs.

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

Operating Expenses and Income from Operations
Total operating expenses decreased to $7,767,000 in the second quarter of 2009 from $8,223,000 in the comparable period in 2008, a decrease of $456,000, or 6%.

Selling, general and administrative (SG&A) expenses of $7,282,000 in the second quarter of 2009 decreased $312,000, or 4%, from $7,594,000 in the comparable period in 2008.  Of total SG&A expenses, (1) route distribution costs decreased $45,000, or 1%, as a result of lower fuel and sales-related compensation costs; (2) selling costs increased $74,000, or 11%, as a result of computer software implementation costs; and (3) administration costs decreased $341,000, 10%,  primarily as a result of  the provision for bad debt expense on a note receivable of $475,000 in the second quarter of 2008 that did not reoccur in 2009 which more than offset a $272,000 charge for a termination arrangement in the second quarter of 2009 .  The note, which was due in full in 2011, represented the remaining portion of the sales price that was receivable from the sale of our retail operations in March, 2004.  The note was considered fully impaired primarily based on advice from the debtor that it had closed its principal facility and generally ceased its operations due to cash flow problems.

Advertising expenses were $214,000 in the second quarter of 2009 compared to $453,000 in the second quarter of 2008, a decrease of $239,000, or 53%. The decrease in advertising costs is primarily related to a decrease in yellow page advertising due to a reduction of exposure in that medium in favor of increased internet advertising which cost less during the period.

Amortization was $257,000 in the second quarter of 2009, a $30,000 increase, or 13%, from $227,000 in the comparable quarter in 2008.  Amortization is attributable to intangible assets that were acquired as part of acquisitions recently.

Income from operations for the three months ended April 30, 2009 was $1,060,000 compared to $1,578,000 in the comparable period in 2008, a decrease of $518,000, or 33%.  The decrease was a result of lower sales and product margins despite lower operating costs.

Interest, Taxes, and Other Expenses – Income from Continuing Operations
Interest expense was $652,000 for the three months ended April 30, 2009 compared to $782,000 in the three months ended April 30, 2008, a decrease of $130,000, or 17%.  The decrease is attributable to lower outstanding debt and lower interest rates during the 2009 quarter compared to the 2nd quarter of 2008.

Income before income taxes was $408,000 for the three months ended April 30, 2009 compared to income before income taxes of $796,000 in the corresponding period in 2008, a decrease of $388,000, or 49%.   The tax expense for the second quarter of fiscal year 2009 was $176,000 and was based on the expected effective tax rate of 43%.  This rate increased from 37% the first quarter of 2009 as a result of an adjustment in the anticipated effective tax rate for the full fiscal year of 2009 of 41%. The adjustment was a reflection of the impact the book-to-tax adjustments have on a smaller taxable income base.  We recorded a tax expense of $326,000 related to income from operations in the second quarter of fiscal year 2008 based on an anticipated effective tax rate of 41%.

Net Income
Net income of $232,000 for the three months ended April 30, 2009 decreased from net income of $471,000 in the corresponding period in 2008, a decrease of $239,000, or 51%.  The decrease is attributable to lower sales and product margins despite lower operating and interest costs for the first quarter of 2009 as compared to the same period in fiscal year 2008.

Results of Operations for the Six Months Ended April 30, 2009 (First Half) Compared to the Six Months Ended April 30, 2008

Sales
Sales for the six months ended April 30, 2009 were $32,308,000 compared to $33,823,000 for the corresponding period in 2008, a decrease of $1,515,000 or 4%.  The decrease was primarily the result of lower water sales and lower fees that were charged to offset energy costs for delivery and freight, raw materials, and bottling operations.  Sales as a result of acquisitions accounted for $415,000 of total sales for the first half of 2009.  Net of the acquisition related sales, total sales declined 6% in the first six months of fiscal year 2009 from the same period a year ago.

The comparative breakdown of sales of the product lines for the respective six month periods ended April 30, 2009 and 2009 is as follows:

Product Line	2009	2008	Difference	% Diff.
(000’s $)
Water	$13,127	$13,905	$(778)	(6%)
Coffee and Related	11,152	10,887	265	2%
Equipment Rental	4,363	4,459	(96)	(2%)
Other	3,666	4,572	(906)	(20%)
Total	$32,308	$33,823	$(1,515)	(4%)

Water – Sales of water and related products decreased as a result of a lower amount of water sold compared to the first half of the prior year.  Volume decreased 6% while price remained substantially the same in the first half of 2009 compared to the same period of 2008.  Net of acquisitions, water sales decreased 8% for the period.

Coffee and Related Products – The increase in sales in the first half of 2009 compared to the comparable period in 2008 was attributable to the growth of single serve coffee, which grew 15%, to $5,438,000 in the first half of 2009 compared to $4,747,000 in the same period in fiscal year 2008. Acquisitions had no significant effects on this category.

Equipment Rental – Equipment rental revenue decreased in the first half of 2009 compared to the same period in 2008 primarily as a result of a decrease in placements of equipment.  Net of acquisitions, equipment rental revenue decreased 3% overall.

Other – The substantial decrease in other revenue is reflective of fees that are charged to offset energy costs for delivery and freight, raw materials, and bottling operations.  These charges decreased $693,000, or 47%, to $769,000 in the first half of 2009 from $1,462,000 in the same period in 2008.   Sales of other products such as single-serve drinks, cups, and vending items, in aggregate, decreased 4% from the first half of 2008 to the first half of 2009.

Gross Profit/Cost of Goods Sold – For the six months ended April 30, 2009, gross profit decreased $2,002,000, or 11%, to $16,947,000 from $18,949,000 for the comparable period in 2008.  The decrease in gross profit was primarily due to lower sales of higher margin products and a significant reduction in the fees that are charged to offset energy costs. As a percentage of sales, gross profit decreased to 52% in the first half of 2009 from 56% in the first half of 2008.

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

Operating Expenses and Income from Operations
Total operating expenses decreased to $15,054,000 in the first half of 2009 from $15,825,000 in the comparable period in 2008, a decrease of $771,000, or 5%.

Selling, general and administrative (SG&A) expenses of $14,093,000 in the first half of 2009 decreased $546,000, or 4%, from $14,639,000 in the comparable period in 2008.  Of total SG&A expenses, (1) route distribution costs decreased $189,000, or 3%, as a result of lower fuel and sales-related compensation costs; (2) selling costs increased $70,000, or 5%, as a result of computer software implementation costs; and (3) administration costs decreased $427,000, or 7%, as a result of the provision for bad debt of $475,000 in the first half of 2008 and did not reoccur in 2009 that did not offset a $272,000 charge for a termination arrangement in the first half of 2009. The note, which was due in full in 2011, represented the remaining portion of the sales price that was receivable from the sale of our retail operations in March, 2004.  The note was considered fully impaired primarily based on advice from the debtor that it had closed its principal facility and generally ceased its operations due to cash flow problems.  In addition outside computer and consulting services declined significantly in the first half of 2009 compared to the same period a year ago.

Advertising expenses were $498,000 in the first half of 2009 compared to $794,000 in the first half of 2008, a decrease of $296,000, or 37%. The decrease in advertising costs is primarily related to a decrease in yellow page advertising due to a reduction of exposure in that medium in favor of increased internet advertising which cost less during the period.

Amortization was $457,000 in the first half of 2009, a $5,000 increase from $452,000 in the comparable period in 2008.  Amortization is attributable to intangible assets that were acquired as part of acquisitions recently.

Income from operations for the six months ended April 30, 2009 was $1,893,000 compared to $3,124,000 in the comparable period in 2008, a decrease of $1,231,000, or 39%.  The decrease was a result of lower sales and product margins despite lower operating costs.

Interest, Taxes, and Other Expenses – Income from Continuing Operations
Interest expense was $1,335,000 for the six months ended April 30, 2009 compared to $1,563,000 in the six months ended April 30, 2008, a decrease of $228,000.  The decrease is attributable to lower outstanding debt and lower interest rates during the first half of 2009 compared to the same period in 2008.

Income before income taxes was $558,000 for the six months ended April 30, 2009 compared to income before income taxes of $1,561,000 in the corresponding period in 2008, a decrease of $1,003,000.   The tax expense for the first half of fiscal year 2009 was $231,000 and was based on the expected effective tax rate of 41%.  We recorded a tax expense of $579,000 related to income from operations in the first half of fiscal year 2008 based on an anticipated effective tax rate of 37%.  The increase in the effective tax rate was a result an increase in the 2009 rate from the impact that the book-to-tax adjustments have on a smaller taxable income base and a decrease in 2008 rate as a consequence of the affect of tax credits for the installation of solar electricity generating equipment during fiscal year. The decrease in the 2008 rate was partially offset by a valuation allowance set up for the write off of the note referenced above.

Net Income
Net income of $327,000 for the six months ended April 30, 2009 decreased from net income of $983,000 in the corresponding period in 2008, a decrease of $656,000.  The decrease is attributable to lower sales and product margins despite lower operating and interest costs.

Liquidity and Capital Resources

As of April 30, 2009, we had working capital of $1,524,000 compared to $3,103,000 as of October 31, 2008, a decrease of $1,579,000.  The decrease in working capital was primarily attributable to the reduction of cash generated by operations and cash used for acquisitions during the first six months of fiscal year 2009 even though less cash was used for capital expenditures and acquisitions in the first half of 2009 compared to the first half of 2008.  Net cash provided by operating activities increased $406,000 to $2,629,000 in 2009 from $2,223,000 in 2008. The decrease was attributable to an income tax refund that more than offset lower net income, and higher cash usage for inventory and expenses.

As mentioned above, we use cash provided by operations to repay debt and fund capital expenditures.  In the first six months of fiscal year 2009, we used $1,687,000 for scheduled repayments of our term debt. In addition, we used $954,000 for capital expenditures. Capital expenditures were substantially higher last year for the same period last year because of $1,028,000 expended on our solar electricity generation project.  We spent less for coolers, brewers, bottles and racks related to home and office distribution in the first six months of 2009 compared to the respective period in 2008 as a result of lower demand for rental units.

During the first six months of fiscal year 2009, we borrowed $2,500,000 from our acquisition line of credit and issued notes to sellers of $540,000 to finance acquisitions. Over the same time, we borrowed $300,000 from our acquisition line of credit to fund capital expenditures and $536,000 from our revolving line of credit to fund seasonal operating cash requirements. As of April 30, 2009 we had outstanding balances of $15,167,000 on our term loan, $3,800,000 on our $10,000,000 acquisition line of credit, and $536,000 on our $6,000,000 revolving line of credit with Bank of America.  In addition, there was an outstanding letter of credit for $1,583,000 issued against our revolving line of credit.  As of April 30, 2009 there was $6,200,000 and $3,881,000 available on the acquisition and revolving lines of credit, respectively.

Our lines of credit mature on April 5, 2010. On that date, any balance on the acquisition line converts to a term loan with equal annual installments payable over the next five years.  Any balance on the revolving line will be due and payable on that April 5, 2010.  We are currently negotiating to renew these facilities.  If we are unable to negotiate acceptable renewal terms, and no alternative funding is available, we may experience a material adverse financial impact.

Our credit facility requires that we be in compliance with certain financial covenants at the end of each fiscal quarter.  The covenants include senior debt service coverage as defined of greater than 1.25 to 1, total debt service coverage as defined of greater than 1 to 1, and senior debt to EBITDA as defined of no greater than 2.5 to 1.  As of April 30, 2009, we were in compliance with all of the financial covenants of our credit facility.

As of April 30, 2009, we had an interest rate swap agreement with Bank of America in effect.  The intent of the instrument is to fix the interest rate on 75% of the outstanding balance on the Term Loan as required by the credit facility.  The swap fixes the interest rate for the swapped amount at 6.37% (4.87% plus the applicable margin, 1.50%).

The net deferred tax liability at April 30, 2009 represents temporary timing differences, primarily attributable to depreciation and amortization, between book and tax calculations. We have used all of our federal net operating loss carryforwards and will have to fund our tax liabilities with cash in the current fiscal year and in the future.

In addition to our senior and subordinated debt commitments, we have significant future cash commitments, primarily in the form of operating leases that are not reported on the balance sheet. The following table sets forth our contractual commitments in future fiscal years:

	Payment due by fiscal year
Contractual Obligations (1)	Total	Remainder of 2009	2010-2011	2012-2013	After 2013
Debt	$34,096,000	$2,169,000	$8,606,000	$8,020,000	$15,301,000
Interest on Debt (2)	12,497,000	2,508,000	4,503,000	3,791,000	1,695,000
Operating Leases	12,044,000	1,653,000	5,366,000	3,323,000	1,702,000
Total	$58,637,000	$6,330,000	$18,475,000	$15,134,000	$18,698,000

(1) Customer deposits have been excluded from the table.  Deposit balances vary from period to period with water sales but future increases and decreases in the balances are not accurately predictable.   Deposits are excluded because, net of periodic additions and reductions, it is probable that a customer deposit balance will always be outstanding as long as the business operates.

(2) Interest based on 75% of outstanding senior debt at the hedged interest rate discussed above, 25% of outstanding senior debt at a variable rate of 1.95%, and subordinated debt at a rate of 12%.

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

Changes in Internal Control over Financial Reporting.

During the six months ended April 30, 2009, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.       Legal Proceedings.

In the quarter ended April 30, 2009, there were no material developments in our legal proceedings from the information disclosed in our 2008 Annual Report on Form 10-K.

Item 1A.    Risk Factors.

There was no change during the six months ended April 30, 2009 from the Risk Factors reported in our Annual Report on Form 10-K for the year ended October 31, 2008.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.       Defaults Upon Senior Securities.

None.

Item 4.       Submission of Matters to a Vote of Security Holders.

On March 30, 2009, we held our annual stockholders meeting at the offices of Lamn, Krielow, Dytrych & Co., 500 University Boulevard, Suite 215, Jupiter, Florida 33458  at 2:00 p.m. local time. There was one matter of business requiring a stockholder vote; to elect seven directors to hold office until the Annual Meeting of Stockholders in 2010 and until their respective successors have been duly elected and qualified.

A total of 18,495,224 votes were cast and the following directors were elected to one year terms with the corresponding vote tally:

Director	Number of Shares Voted For	Number of Shares for which Authority was Withheld
Henry E. Baker	17,395,852	1,099,372
John B. Baker	17,398,952	1,096,272
Peter K. Baker	17,475,652	1,019,572
Phillip Davidowitz	18,321,293	173,931
Martin A. Dytrych	18,303,787	191,437
John M. LaPides	18,312,590	182,634
Ross S. Rapaport	17,424,907	1,070,317

Item 5.                                Other Information.

None.

Item 6.                                Exhibits.

Exhibit Number	Description
3.1	Certificate of Incorporation (Incorporated by reference to Exhibit B to Appendix A to our registration statement on Form S-4, File No. 333-45226, filed with the SEC on September 6, 2000)

3.2	Certificate of Amendment of Certificate of Incorporation (Incorporated by reference to Exhibit 4.2 of our current report on Form 8-K, filed with the SEC on October 19, 2000)

3.3	By-laws, as amended (Incorporated by reference to Exhibit 3.3 to our quarterly report on Form 10-Q, filed with the SEC on September 14, 2001)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERMONT PURE HOLDINGS, LTD.

Dated: June 15, 2009

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