Form 10-Q
period 2009-07-31
VERMONT PURE HOLDINGS LTD/DE
filed 2009-09-14
CIK 1123316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2009
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___                                                 No   X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares outstanding at September 4, 2009
Common Stock, $.001 Par Value	21,549,141

VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

Table of Contents

PART I - FINANCIAL INFORMATION

		Page
Item 1.	Financial Statements.

	Condensed Consolidated Balance Sheets as of July 31, 2009 (unaudited) and October 31, 2008	3

	Condensed Consolidated Statements of Income for the Three Months and Nine Months Ended July 31, 2009 and 2008 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended July 31, 2009 and 2008 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6-14

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	15–22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	22

Item 4 (T).	Controls and Procedures.	22-23

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	24

Item 1A.	Risk Factors.	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
		24
Item 3.	Defaults Upon Senior Securities.	24

Item 4.	Submission of Matters to a Vote of Security Holders.	24

Item 5.	Other Information.	24

Item 6.	Exhibits.	24

SIGNATURE		25-26

VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	October 31,
	2009	2008
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,077,703	$1,181,737
Accounts receivable - net	7,880,015	7,842,819
Inventories	2,374,262	1,669,949
Deferred tax asset	744,087	744,087
Other current assets	715,883	1,612,605

TOTAL CURRENT ASSETS	15,791,950	13,051,197

PROPERTY AND EQUIPMENT - net	10,263,367	10,563,388

OTHER ASSETS:
Goodwill	32,123,294	32,080,669
Other intangible assets - net	4,472,798	2,084,542
Other assets	122,333	152,333

TOTAL OTHER ASSETS	36,718,425	34,317,544

TOTAL ASSETS	$62,773,742	$57,932,129

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long term debt	$3,956,657	$3,315,079
Accounts payable	2,466,608	2,542,711
Accrued expenses	4,303,464	2,859,277
Current portion of customer deposits	689,441	699,921
Unrealized loss on derivatives	744,618	531,673
TOTAL CURRENT LIABILITIES	12,160,788	9,948,661

Long term debt, less current portion	15,208,036	14,561,928
Deferred tax liability	3,403,696	3,403,696
Subordinated debt	13,500,000	14,000,000
Customer deposits	2,631,444	2,666,870

TOTAL LIABILITIES	46,903,964	44,581,155

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock - $.001 par value, 50,000,000 authorized shares
21,951,987 issued and 21,549,141 outstanding shares as of
July 31, 2009 and 21,862,739 issued and 21,489,489
outstanding as of October 31, 2008	21,952	21,863
Additional paid in capital	58,457,807	58,395,551
Treasury stock, at cost, 402,846 shares as of July 31, 2009
and 373,250 shares as of October 31, 2008	(749,692)	(717,301)
Accumulated deficit	(41,399,776)	(44,019,502)
Accumulated other comprehensive loss, net of tax	(460,513)	(329,637)
TOTAL STOCKHOLDERS' EQUITY	15,869,778	13,350,974

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$62,773,742	$57,932,129

See notes to the condensed consolidated financial statements.

VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended July 31,		Nine months ended July 31,
	2009	2008	2009	2008
	(unaudited)		(unaudited)

NET SALES	$17,206,696	$17,986,301	$49,514,198	$51,809,210

COST OF GOODS SOLD	7,735,688	7,652,486	23,096,110	22,525,939

GROSS PROFIT	9,471,008	10,333,815	26,418,088	29,283,271

OPERATING EXPENSES:
Selling, general and administrative expenses	7,341,927	7,503,559	21,434,914	22,142,488
Advertising expenses	288,088	305,604	785,870	1,099,736
Amortization	350,447	224,216	807,807	675,935
Loss/(Gain) on disposal of property and equipment	9,933	(65,445)	16,000	(125,091)

TOTAL OPERATING EXPENSES	7,990,395	7,967,934	23,044,591	23,793,068

INCOME FROM OPERATIONS	1,480,613	2,365,881	3,373,497	5,490,203

OTHER INCOME (EXPENSE):
Interest expense	(649,039)	(731,568)	(1,983,874)	(2,294,396)
Miscellaneous Income	3,000,000	-	3,000,000	-
TOTAL OTHER INCOME (EXPENSE), NET	2,350,961	(731,568)	1,016,126	(2,294,396)

INCOME BEFORE INCOME TAXES	3,831,574	1,634,313	4,389,623	3,195,807

INCOME TAX EXPENSE	(1,538,641)	(605,676)	(1,769,896)	(1,184,366)

NET INCOME	$2,292,933	$1,028,637	$2,619,727	$2,011,441

NET INCOME PER SHARE - BASIC	$0.11	$0.05	$0.12	$0.09

NET INCOME PER SHARE - DILUTED	$0.11	$0.05	$0.12	$0.09

WEIGHTED AVERAGE SHARES USED IN COMPUTATION - BASIC	21,537,702	21,524,232	21,526,820	21,587,088
WEIGHTED AVERAGE SHARES USED IN COMPUTATION - DILUTED	21,537,702	21,524,232	21,526,820	21,587,088

See notes to the condensed consolidated financial statements.

VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended July 31,
	2009	2008
	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,619,727	$2,011,441
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,864,885	3,050,578
Provision for bad debts on accounts receivable	295,389	258,686
Provision for bad debts on notes receivable	22,044	526,008
Amortization	807,807	675,935
Non cash interest expense	59,028	90,312
Loss (gain) on disposal of property and equipment	16,000	(125,091)
Changes in assets and liabilities:
Accounts receivable	45,848	(1,004,380)
Inventories	(699,286)	(21,779)
Other current assets	978,791	(398,339)
Other assets	7,956	7,798
Accounts payable	(76,103)	420,442
Accrued expenses	1,444,187	(527,788)
Customer deposits	(45,906)	(137,146)
NET CASH PROVIDED BY OPERATING ACTIVITIES	8,340,367	4,826,677

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,592,932)	(3,470,391)
Proceeds from sale of property and equipment	90,353	228,705
Cash used for acquisitions	(1,460,210)	(427,430)
NET CASH USED IN INVESTING ACTIVITIES	(2,962,789)	(3,669,116)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net line of credit borrowings	-	1,000,000
Principal payments on long term debt	(2,511,566)	(2,459,711)
Purchase of treasury stock	(32,391)	(232,601)
Sale of common stock	62,345	88,219
NET CASH USED IN FINANCING ACTIVITIES	(2,481,612)	(1,604,093)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,895,966	(446,532)

CASH AND CASH EQUIVALENTS - Beginning of period	1,181,737	1,873,385

CASH AND CASH EQUIVALENTS - End of period	$4,077,703	$1,426,853

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$1,956,214	$2,235,766

Cash (received) paid for income taxes	$(1,044,362)	$1,722,300

Notes payable issued in acquisitions	$2,969,422	$56,000

Property, plant and equipment financed with proceeds from debt	$329,830	$71,527

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

2.	SIGNIFICANT ACCOUNTING POLICIES

Fair Value Hierarchy
The Company groups its financial assets and liabilities, generally measured at fair value, in three levels based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine the fair value.

Level 1 – Valuation is based on quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities generally include debt and equity securities that are traded in an active exchange market.  Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 – Valuation is based on observable inputs other than level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  Level 3 assets and liabilities included financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment, or estimation.

The level of fair value hierarchy in which the fair value measurement falls is determined by the lowest level input that is significant to the fair value measurement.

3.	RECENT PRONOUNCEMENTS

In April 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement of Financial Accounting Standard No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations,” and other GAAP. This Statement is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. Early application is not permitted. The Company has not yet determined the impact of the adoption of FSP FAS 142-3 to the Company’s statement of financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” This statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  In particular, this statement sets forth 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, 2) the circumstance under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). The objective of SFAS 168 is to establish the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative accounting principles in the preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission are also sources of authoritative GAAP for SEC registrants. The effect of the Codification will not change existing GAAP, but will compile authoritative guidance from multiple standard setters into one source for all authoritative guidance. The effect of adoption on the Company’s financial statements is not expected to have a material impact. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009, which is fiscal 2010 for the Company.

4.	COMPENSATION PLANS

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost is recognized over the period during which an employee is required to provide services in exchange for the award, the requisite service period (usually the vesting period).  The Company provides an estimate of forfeitures at the initial date of grant.

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

In April 2004, the Company’s stockholders approved the 2004 Stock Incentive Plan.  The plan provides for issuances of awards of up to 250,000 restricted or unrestricted shares of the Company’s common stock, or incentive or non-statutory stock options to purchase such common stock. Of the total amount of shares authorized under this plan, 149,000 option shares are outstanding, 26,000 restricted shares have been granted, and 75,000 shares are available for grant at July 31, 2009.

The options issued under the plans generally vest in periods up to five years based on the continuous service of the recipient and have 10 year contractual terms.  Share awards generally vest over one year.  Option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the plan).

There was an option for 5,000 shares of stock that expired in the first nine months of fiscal 2009.  Other than the expiration, there was no activity related to stock options and outstanding stock option balances or other equity based compensation during the nine month periods ended July 31, 2009 and 2008.  The Company did not grant any equity based compensation during the nine months ended July 31, 2009 and 2008.

The following table summarizes information pertaining to outstanding stock options, all of which are exercisable, as of July 31, 2009:

Exercise Price Range	Outstanding Options (Shares)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value as of July 31, 2009
$1.80 - $2.60	234,500	5.5	$2.32	$-
$2.81 - $3.38	308,200	1.3	3.22	-
$3.50 - $4.25	40,000	2.5	3.80	-
$4.28 - $4.98	5,000	2.4	4.98	-
	587,700	3.1	$2.91	$-

Outstanding options were granted with lives of 10 years and provide for vesting over a term of 0-5 years.  Since all outstanding stock options were fully vested as of July 31, 2009 there was no unrecognized share based compensation related to unvested options as of that date.  All incentive and non-qualified stock option grants had an exercise price equal to the market value of the underlying common stock on the date of grant.

Employee Stock Purchase Plan

On June 15, 1999, the Company’s stockholders approved the Vermont Pure Holdings, Ltd. 1999 Employee Stock Purchase Plan (“ESPP”).  On January 1, 2001, employees commenced participation in the plan.  The total number of shares of common stock issued under this plan during the nine months ended July 31, 2009 and 2008 was 89,248 and 62,184 for proceeds of $62,345 and $88,219, respectively.

On March 29, 2007, the Company’s stockholders approved an increase in the number of shares available under the plan from 500,000 to 650,000 shares.  Effective January 1, 2006, ESPP shares are granted at 95% of the fair market value at the last day of the offering period. Prior to that, ESPP shares were granted at 85% of the fair market value at the lower of the first or last day of the offering period.  The Company expects all available shares to be issued from the plan by the end of the current offering period which is December 31, 2009.  It does not expect to make more shares available to the plan when the available shares are exhausted.

Termination Benefit

On February 6, 2009 the Company entered into a Severance and Release Agreement with an employee that has worked for the Company 59 years.  Under the agreement the Company is obligated to pay the employee, or his estate, $68,000 a year for the next 4 years.  On the date of the agreement, the Company recognized the full expense related to this special termination benefit.

6.           INTEREST RATE SWAP AGREEMENTS

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

As of July 31, 2009, the total notional amount committed to the swap agreement was $10.8 million.  On that date, the variable rate on the remaining 25% of the term debt was 2.04%.  Based on the floating rate for respective nine month periods ended July 31, 2009 and 2008, the Company paid $355,400 and $77,000 more in interest, respectively, than it would have without the swaps.

These swaps are considered cash flow hedges because they are intended to hedge, and are effective as a hedge, against variable cash flows.  As a result, the changes in the fair values of the derivatives, net of tax, are recognized as comprehensive income or loss until the hedged item is recognized in earnings.

7.           FAIR VALUES OF ASSETS AND LIABILITIES

Fair Value Hierarchy
The Company’s assets and liabilities measured at fair value are as follows:

	July 31, 2009
	Level 1	Level 2	Level 3
Liabilities:
Unrealized loss on derivatives	$-	$744,618	$-

8.           COMPREHENSIVE INCOME

The following table summarizes comprehensive income for the respective periods:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008
Net income	$2,292,933	$1,028,637	$2,619,727	$2,011,441
Other comprehensive income (loss): Unrealized gain (loss) on derivatives designated as cash flow hedges – net of tax	73,300	78,409	(130,876)	(190,036)
Comprehensive income	$2,366,233	$1,107,046	$2,488,851	$1,821,405

9.           INVENTORIES

Inventories consisted of the following at:

	July 31,	October 31,
	2009	2008
Finished Goods	$2,170,425	$1,557,914
Raw Materials	203,837	112,035
Total Inventories	$2,374,262	$1,669,949

10.           OTHER ASSETS

In the second quarter of fiscal year 2008, the Company provided a provision for bad debt expense on an unsecured, subordinated note receivable from Trident LLC.  The note, which was due in full in 2011 and had a principal of $475,000, represented the remaining portion of the sales price that was receivable from the sale of its retail operations in March, 2004.  The note was considered fully impaired primarily based on advice from Trident that it had closed its principal facility and generally ceased its operations due to cash flow problems. The provision for bad debt expense is reflected in selling, general and administrative expenses during the nine month periods ended July 31, 2009.

11.         INCOME PER SHARE AND WEIGHTED AVERAGE SHARES

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

	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008
Net Income	$2,292,933	$1,028,637	$2,619,727	$2,011,441
Denominator:
Basic Weighted Average Shares Outstanding	21,537,702	21,524,232	21,526,820	21,587,088
Dilutive effect of Stock Options	-	-	-	-
Diluted Weighted Average Shares Outstanding	21,537,702	21,524,232	21,526,820	21,587,088
Basic Income Per Share	$.11	$.05	$.12	$.09
Diluted Income Per Share	$.11	$.05	$.12	$.09

There were 587,700 and 637,700 options outstanding as of July 31, 2009 and 2008, respectively.  For the three and nine month periods ended July 31, 2009 and 2008 there were no options used to calculate the effect of dilution because all of the outstanding options’ exercise prices exceeded the market price of the underlying common shares.

12.         DEBT

As of July 31, 2009 the Company had outstanding balances of $14,354,000 on its term loan and $4,300,000 on its $10,000,000 acquisition line of credit with Bank of America. There was no balance on the $6,000,000 revolving line of credit with Bank of America.  In addition, there was an outstanding letter of credit for $1,583,000 issued against the revolving line of credit’s availability.  As of July 31, 2009 there was $5,700,000 and $4,417,000 available on the acquisition and revolving lines of credit, respectively.

As of July 31, 2009, the Company had approximately $7,900,000 of debt subject to variable interest rates.  Under the senior credit agreement with Bank of America, interest is paid at a rate of LIBOR plus a margin of 1.75% on term debt and 1.50% on the acquisition line of credit resulting in variable interest rates of 2.04% and 1.79%, respectively at July 31, 2009.

The Company’s credit facility requires the Company to be in compliance with certain financial covenants at the end of each fiscal quarter.  The covenants include senior debt service coverage as defined of greater than 1.25 to 1, total debt service coverage as defined of greater than 1 to 1, and senior debt to EBITDA of greater than 2.50 to 1.  As of July 31, 2009, the Company was in compliance with these covenants.

The Company’s lines of credit mature on April 5, 2010. On that date, any balance on the acquisition line converts to a term loan with equal annual installments payable over the next five years.  Any balance on the revolving line will be due and payable on April 5, 2010.  We are currently negotiating to renew these facilities.  If we are unable to negotiate acceptable renewal terms, and no alternative funding is available, we may experience a material adverse financial impact.

On May 7, 2009, with the mutual consent of the three subordinated debt holders, the Company paid $500,000 to John B. Baker as a payment of principal on his note. As of July 31, 2009, the Company had $13,500,000 of subordinated debt outstanding bearing an interest rate of 12%.

In addition, $511,000 was due on term debt related to acquisitions and capital improvements as of July 31, 2009.

13.         GOODWILL AND OTHER INTANGIBLE ASSETS

Major components of intangible assets at July 31, 2009 and October 31, 2008 consisted of:

	July 31, 2009		October 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Customer Lists and Covenants Not to Compete	$9,082,073	$4,918,858	$5,866,981	$4,113,807
Other Intangibles	509,226	199,643	528,254	196,886
Total	$9,591,299	$5,118,501	$6,395,235	$4,310,693

Amortization expense for the three month periods ending July 31, 2009 and 2008 was $350,447 and  $224,216, respectively.  Amortization expense for the nine month periods ending July 31, 2009 and 2008 was $807,807 and $675,935, respectively.

The changes in the carrying amount of goodwill for the nine month period ending July 31, 2009 are as follows:

Balance as of October 31, 2008	$32,080,669
Goodwill acquired during the period	42,625
Balance as of July 31, 2009	$32,123,294

14.         RELATED PARTY TRANSACTIONS

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

Re-payment of Subordinated Debt
As of May 6, 2009, Vermont Pure Holdings, Ltd. owed subordinated debt to Henry E., Peter K. and John B. Baker in the aggregate principal amount of $14,000,000.  On May 7, 2009 the Company paid $500,000 to John B. Baker as a payment of principal on his note.  The following table shows the holder and the corresponding remaining principal amount on July 31, 2009.

Related Party	Principal Balance
Henry E. Baker	$4,600,000
John B. Baker	4,200,000
Peter K. Baker	4,700,000
Total	$13,500,000

15.         LEGAL SETTLEMENT

Reference is made to Part I, Item 3, “Legal Proceedings,” in the Company’s Annual Report on Form 10-K filed January 29, 2009, describing the Company’s lawsuit in the Superior Court Department, County of Suffolk, Massachusetts, CA No. 06-1814, against three law firms and individual members thereof that had been representing the Company in litigation involving Nestlé Waters North America, Inc., which item is incorporated by reference.

On July 31, 2009, the Company reached a settlement with all defendants in the action other than Cozen O’Connor and a former partner in that firm, pursuant to which mutual releases have been executed.  The Company has received a one-time payment of $3 million which will be reflected in the quarter ending July 31, 2009.  An evidentiary hearing has been scheduled for October 1, 2009.  No trial date has been set.  Management intends to pursue the Company’s remaining claims, and to the extent of the counterclaims asserted against the Company, to defend the Company vigorously.

16.         SUBSEQUENT EVENTS

Management has evaluated subsequent events through September 14, 2009, which is the date the financial statements were issued.  There were no subsequent events that require adjustment to or disclosure in the consolidated financial statements.

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

Results of Operations

Overview and Trends

Our business operations continued to be less profitable in fiscal year 2009 than 2008.  We believe that the financial performance for the period in large measure reflected the overall softening of the economy which started to affect our business in the fourth quarter of fiscal year 2008.  Fiscal 2009 results were, however, favorably impacted by a one-time legal settlement of $3 million.  If, as many observers expect, the national and regional economy remains in a recession in 2009, we are likely to experience lower profitability going forward.

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

Despite reduced profitability from operations, we continue to invest in our business and service debt. As of July 31, 2009, we were in compliance with our bank covenants and had substantial borrowing capacity available in our operating and acquisition lines of credit. In the nine months ended July 31, 2009 we used cash, bank and seller debt for acquisitions. We evaluate acquisition opportunities, individually, as they arise.

Results of Operations for the Three Months Ended July 31, 2009 (Third Quarter) Compared to the Three Months Ended July 31, 2008

Sales
Sales for the three months ended July 31, 2009 were $17,207,000 compared to $17,986,000 for the corresponding period in 2008, a decrease of $779,000 or 4%.  The decrease was primarily the result of lower demand for all of the Company’s products and services except for single serve coffee and lower fees that were charged to offset energy costs for delivery and freight, raw materials, and bottling operations.  Sales as a result of acquisitions accounted for $914,000 of total sales for the third quarter of 2009. Net of the acquisition-related sales, sales declined 9% from a year ago.

The comparative breakdown of sales of the product lines for the respective three-month periods ended July 31, 2009 and 2008 is as follows:

Product Line	2009	2008	Difference	% Diff.
$(000’s)
Water	$7,567	$8,005	$(438)	(5%)
Coffee and Related	5,079	4,978	101	2%
Equipment Rental	2,273	2,233	40	2%
Other	2,288	2,770	(482)	(17%)
Total	$17,207	$17,986	$(779)	(4%)

Water – Sales of water decreased compared to the same period in the prior year because volume in the third quarter of 2009 decreased 10% from the third quarter of 2008 and pricing increased 5% for the third quarter of 2009 compared to the same period a year ago.  We believe the decrease in the amount of water sold was attributable to the weaker economy.  Net of the effects of acquisitions, sales for the category decreased 12%.

Coffee and Related Products – The increase in sales in the third quarter of 2009 compared to the comparable period in 2009 was attributable to the growth of single serve coffee, which grew 18% to $2,491,000 in the third quarter of 2009, compared to $2,109,000 in the same period in fiscal year 2008.  Other products in this category, traditional coffee ancillary products, decreased 15% over the same periods as a result of lower demand due to the weaker economy.  Net of the effects of acquisitions, sales for the category increased 1%.

Equipment Rental – Equipment rental revenue increased in the third quarter of 2009 compared to the comparable period in 2008 as result of acquisitions, which increased revenue 6%. Net of acquisitions, rental revenue was down 4% due to lower placements. We believe that the decrease in placements, net of acquisitions, was attributable to a weaker economy.

Other – The substantial decrease in other revenue is reflective of fees, such as fuel surcharges, that are charged to offset energy costs for delivery and freight, raw materials, and bottling operations.  These charges decreased 56% to $342,000 in the third quarter of 2009 from $930,000 in the same period in 2008.   Sales of other products such as single-serve drinks, cups, and vending items, in aggregate, decreased 3% from the third quarter last year to the third quarter of 2009.

Gross Profit/Cost of Goods Sold – For the three months ended July 31, 2009, gross profit decreased $862,807, or 8%, to $9,471,000 from $10,334,000 for the comparable period in 2008.  As a percentage of sales, gross profit decreased to 55% in the third quarter of 2009 from 57% in the third quarter of 2008.  The decrease in gross profit was primarily due to lower sales of higher margin products and a significant reduction in the fees that are charged to offset energy costs.

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

Operating Expenses and Income from Operations
Total operating expenses increased to $7,990,000 in the third quarter of 2009 from $7,968,000 in the comparable period in 2008, an increase of $22,000.

Selling, general and administrative (SG&A) expenses of $7,342,000 in the third quarter of 2009 decreased $162,000, or 2%, from $7,504,000 in the comparable period in 2008.  Of total SG&A expenses, (1) route distribution costs decreased $136,000, or 4%, as a result of lower fuel and sales-related compensation costs; (2) selling costs increased $77,000, or 11%, as a result of computer software implementation costs; and (3) administration costs decreased $103,000, or 3%, as a result of lower fees for outside services.

Advertising expenses were $288,000 in the third quarter of 2009 compared to $306,000 in the third quarter of 2008, a decrease of $18,000, or 6%. The decrease in advertising costs is primarily related to a decrease in yellow page advertising due to a reduction of exposure in that medium in favor of increased internet advertising which cost less during the period.

Amortization was $350,000 in the third quarter of 2009, a $126,000 increase, or 56%, from $224,000 in the comparable quarter in 2008.  The increase in amortization is attributable to intangible assets that were acquired as part of acquisitions in the current fiscal year.

Income from operations for the three months ended July 31, 2009 was $1,481,000 compared to $2,366,000 in the comparable period in 2008, a decrease of $885,000, or 37%.  The decrease was a result of lower sales and product margins.

Interest, Taxes, and Other
Interest expense was $649,000 for the three months ended July 31, 2009 compared to $732,000 in the three months ended July 31, 2008, a decrease of $83,000, or 11%.  The decrease is attributable to lower outstanding debt and lower interest rates during the 2009 quarter compared to the third quarter of 2008.

In the third quarter of fiscal year 2009 the Company received a one-time payment of $3 million as a legal settlement.  For additional information about this settlement, see Part II, Item 1 of this Form 10-Q.

Income before income taxes was $3,832,000 for the three months ended July 31, 2009 compared to income before income taxes of $1,634,000 in the corresponding period in 2008, an increase of $2,198,000.   The tax expense for the third quarter of fiscal year 2009 was $1,539,000 and was based on the expected effective tax rate of 40%.  We recorded a tax expense of $606,000 related to income from operations in the third quarter of fiscal year 2008 based on an anticipated effective tax rate of 37%.  The increase in the effective tax rate from 2008 to 2009 was a result of a lower effective tax rate in 2008 due to tax credits for the installation of solar electricity generating equipment during fiscal year 2008.

Net Income
Net income of $2,293,000 for the three months ended July 31, 2009 increased from net income of $1,029,000 in the corresponding period in 2008, an increase of $1,264,000.  The increase is attributable to the legal settlement which more than offset the effect of lower sales and product margins for the third quarter of 2009 as compared to the same period in fiscal year 2008.

Results of Operations for the Nine Months Ended July 31, 2009 Compared to the Nine Months Ended July 31, 2008

Sales
Sales for the nine months ended July 31, 2009 were $49,514,000 compared to $51,809,000 for the corresponding period in 2008, a decrease of $2,295,000 or 4%.  The decrease was primarily the result of lower water sales and lower fees that were charged to offset energy costs for delivery and freight, raw materials, and bottling operations.  Net of the acquisition related sales, which totaled $1,339,000 for the period, sales declined 7% in the first nine months of fiscal year 2009 from the same period a year ago.

The comparative breakdown of sales of the product lines for the respective nine month periods ended July 31, 2009 and 2008 is as follows:

Product Line	2009	2008	Difference	% Diff.
$(000’s)
Water	$20,694	$21,910	$(1,216)	(6%)
Coffee and Related	16,231	15,865	366	2%
Equipment Rental	6,636	6,692	(56)	(1%)
Other	5,953	7,342	(1,389)	(19%)
Total	$49,514	$51,809	$(2,295)	(4%)

Water – Sales of water and related products decreased as a result of a lower volume of water sold compared to the first nine months of the prior year.  Volume decreased 8% while price increased 2% in the first nine months of 2009 compared to the same period of 2008.  Net of acquisitions, water sales decreased 9% for the period.

Coffee and Related Products – The increase in sales in the first nine months of 2009 compared to the comparable period in 2008 was attributable to the growth of single serve coffee, which grew 16%, to $7,929,000 in the first nine months of 2009 compared to $6,856,000 in the same period in fiscal year 2008. Acquisitions had no significant effects on this category.

Equipment Rental – Equipment rental revenue decreased in the first nine months of 2009 compared to the same period in 2008 primarily as a result of a decrease in placements of equipment.  Placements declined 1% while pricing remained substantially the same.  Net of acquisitions, equipment rental revenue decreased 4% overall.

Other – The substantial decrease in other revenue is reflective of fees that are charged to offset energy costs for delivery and freight, raw materials, and bottling operations.  These charges decreased $1,281,000, or 54%, to $1,111,000 in the first nine months of 2009 from $2,392,000 in the same period in 2008.   Sales of other products such as single-serve drinks, cups, and vending items, in aggregate, decreased 2% from the first nine months of 2008 to the first nine months of 2009.

Gross Profit/Cost of Goods Sold – For the nine months ended July 31, 2009, gross profit decreased $2,865,000, or 10%, to $26,418,000 from $29,283,000 for the comparable period in 2008.  The decrease in gross profit was primarily due to lower sales of higher margin products and a significant reduction in the fees that are charged to offset energy costs. As a percentage of sales, gross profit decreased to 53% in the first nine months of 2009 from 57% in the first nine months of 2008.

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

Operating Expenses and Income from Operations
Total operating expenses decreased to $23,045,000 in the first nine months of 2009 from $23,793,000 in the comparable period in 2008, a decrease of $748,000, or 3%.

Selling, general and administrative (SG&A) expenses of $21,435,000 in the first nine months of 2009 decreased $707,000, or 3%, from $22,142,000 in the comparable period in 2008.  Of total SG&A expenses, (1) route distribution costs decreased $324,000, or 3%, as a result of lower fuel and sales-related compensation costs; (2) selling costs increased $147,000, or 7%, as a result of computer software implementation costs; and (3) administration costs decreased $530,000, or 6%, as a result of the provision for bad debt of $475,000 in the second quarter of 2008 and did not reoccur in 2009 that did not offset a $272,000 charge for a termination arrangement in the second quarter of 2009. The note, which was due in full in 2011, represented the remaining portion of the sales price that was receivable from the sale of our retail operations in March, 2004.  The note was considered fully impaired primarily based on advice from the debtor that it had closed its principal facility and generally ceased its operations due to cash flow problems.  In addition, in the first nine months of 2009 compared to the same period a year ago, outside computer expense declined by $50,000 due to lower costs from our primary vendor, the successor to Voyageur Software, Inc.; and consulting services also declined as a result of increased efficiencies in complying with Sarbanes-Oxley section 404 requirements so far in 2009.  Finally, we saved $147,000 in inside labor, travel and registrations as a result of cost cutting measures.

Advertising expenses were $786,000 in the first nine months of 2009 compared to $1,100,000 in the first nine months of 2008, a decrease of $314,000, or 29%. The decrease in advertising costs is primarily related to a decrease in yellow page advertising due to a reduction of exposure in that medium in favor of increased internet advertising which cost less during the period.

Amortization was $808,000 in the first nine months of 2009, a $132,000 increase from $676,000 in the comparable period in 2008.  The increase in amortization is attributable to additional amortization on intangible assets that were acquired as part of acquisitions during the current fiscal year.

Income from operations for the nine months ended July 31, 2009 was $3,373,000 compared to $5,490,000 in the comparable period in 2008, a decrease of $2,117,000, or 39%.  The decrease was a result of lower sales and product margins despite lower operating costs.

Interest, Taxes, and Other
Interest expense was $1,984,000 for the nine months ended July 31, 2009 compared to $2,294,000 in the nine months ended July 31, 2008, a decrease of $310,000.  The decrease is attributable to lower outstanding debt and lower interest rates during the first nine months of 2009 compared to the same period in 2008.

In the third quarter of fiscal year 2009 the Company received a one-time payment of $3 million as a legal settlement.

Income before income taxes was $4,390,000 for the nine months ended July 31, 2009 compared to income before income taxes of $3,196,000 in the corresponding period in 2008, an increase of $1,194,000.   The tax expense for the first nine months of fiscal year 2009 was $1,770,000 and was based on the expected effective tax rate of 40%.  We recorded a tax expense of $1,184,000 related to income from operations in the first nine months of fiscal year 2008 based on an anticipated effective tax rate of 37%.  The increase in the effective tax rate was a result of a decrease in the 2008 rate as a consequence of the affect of tax credits for the installation of solar electricity generating equipment during fiscal year. This decrease was partially offset by a valuation allowance set up for the write off of the note referenced above.

Net Income
Net income of $2,620,000 for the nine months ended July 31, 2009 increased from net income of $2,011,000 in the corresponding period in 2008, an increase of $609,000.  The increase is attributable to the legal settlement which more than offset the effect of lower sales and product margins, despite lower operating costs, for the first nine months of 2009 as compared to the same period in fiscal year 2008.

Liquidity and Capital Resources

As of July 31, 2009, we had working capital of $3,631,000 compared to $3,103,000 as of October 31, 2008, an increase of $528,000.  The increase in working capital was primarily attributable to the increase in net income during the first nine months of fiscal year 2009, which benefited from the legal settlement noted above. Net cash provided by operating activities increased $3,513,000 to $8,340,000 in 2009 from $4,827,000 in 2008. In addition to the increase in net income, the increase was attributable to a significant tax refund for 2008 received in 2009 and an accrual of a large portion of the 2009 taxes that were not due until the fourth quarter.

We use cash provided by operations to repay debt and fund capital expenditures.  In the first nine months of fiscal year 2009, we used $2,512,000 for scheduled repayments of our term debt. In addition, we used $500,000 to pay down a portion of a subordinated note.  We borrowed this amount from our senior credit facility. We also used $1,593,000 for capital expenditures. Capital expenditures were substantially higher for the same period last year because of $1,028,000 expended on our solar electricity generation project.  We spent less for coolers, brewers, and racks related to home and office distribution in the first nine months of 2009 compared to the respective period in 2008 as a result of lower demand for rental units. Our capital expense for bottles was slightly higher for the first nine months of fiscal year 2009 compared to the same period.  We expect this to increase over the next nine months as we convert our polycarbonate bottles to PET plastic.  We expect to spend up to $1.5 million on this conversion over that time.

During the first nine months of fiscal year 2009, we borrowed $2,500,000 from our acquisition line of credit and issued notes to sellers of $604,000 to finance acquisitions. Over the same time, we borrowed $800,000 from our acquisition line of credit to fund capital expenditures and pay down subordinated debt. As of July 31, 2009 we had outstanding balances of $14,354,000 on our term loan, $4,300,000 on our $10,000,000 acquisition line of credit, and no balance on our $6,000,000 revolving line of credit with Bank of America.  In addition, there was an outstanding letter of credit for $1,583,000 issued against our revolving line of credit.  As of July 31, 2009 there was $5,700,000 and $4,417,000 available on the acquisition and revolving lines of credit, respectively.

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

Our credit facility requires that we be in compliance with certain financial covenants at the end of each fiscal quarter.  The covenants include senior debt service coverage as defined of greater than 1.25 to 1, total debt service coverage as defined of greater than 1 to 1, and senior debt to EBITDA as defined of no greater than 2.5 to 1.  As of July 31, 2009, we were in compliance with all of the financial covenants of our credit facility.

As of July 31, 2009, we had an interest rate swap agreement with Bank of America in effect.  The intent of the instrument is to fix the interest rate on 75% of the outstanding balance on the Term Loan as required by the credit facility.  The swap fixes the interest rate for the swapped amount at 6.62% (4.87% plus the applicable margin, 1.75%).

The net deferred tax liability at July 31, 2009 represents temporary timing differences, primarily attributable to depreciation and amortization, between book and tax calculations. We have used all of our federal net operating loss carryforwards and will have to fund our tax liabilities with cash in the current fiscal year and in the future.

In addition to our senior and subordinated debt commitments, we have significant future cash commitments, primarily in the form of operating leases that are not reported on the balance sheet. The following table sets forth our contractual commitments in future fiscal years:

	Payment due by fiscal year
Contractual Obligations (1)	Total	Remainder of 2009	2010-2011	2012-2013	After 2013
Debt	$32,665,000	$1,273,000	$8,270,000	$8,220,000	$14,902,000
Interest on Debt (2)	10,369,000	618,000	4,427,000	3,688,000	1,636,000
Operating Leases	12,649,000	858,000	5,925,000	3,902,000	1,964,000
Total	$55,683,000	$2,749,000	$18,622,000	$15,810,000	$18,502,000

(1) Customer deposits have been excluded from the table.  Deposit balances vary from period to period with water sales but future increases and decreases in the balances are not accurately predictable.   Deposits are excluded because, net of periodic additions and reductions, it is probable that a customer deposit balance will always be outstanding as long as the business operates.

(2) Interest based on 75% of outstanding senior debt at the hedged interest rate discussed above, 25% of outstanding senior debt at a variable rate of 2.04%, and subordinated debt at a rate of 12%.

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

Changes in Internal Control over Financial Reporting.

During the nine months ended July 31, 2009, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.                      Legal Proceedings.

Reference is made to Part I, Item 3, “Legal Proceedings,” in the Company’s Annual Report on Form 10-K filed January 29, 2009, describing the Company’s lawsuit in the Superior Court Department, County of Suffolk, Massachusetts, CA No. 06-1814, against three law firms and individual members thereof that had been representing the Company in litigation involving Nestlé Waters North America, Inc., which item is incorporated by reference.

On July 31, 2009, the Company reached a settlement with all defendants in the action other than Cozen O’Connor and a former partner in that firm, pursuant to which mutual releases have been executed.  The Company has received a one-time payment of $3 million which will be reflected in the quarter ending July 31, 2009.  An evidentiary hearing has been scheduled for October 1, 2009.  No trial date has been set.  Management intends to pursue the Company’s remaining claims, and to the extent of the counterclaims asserted against the Company, to defend the Company vigorously.

Item 1A.                   Risk Factors.

There was no change during the nine months ended July 31, 2009 from the Risk Factors reported in our Annual Report on Form 10-K for the year ended October 31, 2008.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

(c)  The following table summarizes the stock repurchases, by month, that were made during the three months ended July 31, 2009.

Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Maximum Number of Shares that May Yet be Purchased Under the Program (1)
May 1-31	3,900	$1.29	3,900	187,902
June 1-30	19,200	1.06	19,200	168,702
July 1-31	-	-	-	168,702
Total	23,100	$1.10	23,100
(1)
On July 16, 2008 we announced a program to  repurchase up to 250,000 shares of our common stock.  There is no expiration date for the plan to repurchase additional shares and the share limit may not be reached.

Item 3.                      Defaults Upon Senior Securities.

None.

Item 4.                      Submission of Matters to a Vote of Security Holders.

None.

Item 5.                      Other Information.

As of September 10, 2009, the Company entered into Amendment No. 1 to the each of the separate Employment Agreements it has with Peter Baker, its Chief Executive Office and a director, and John Baker, its Executive Vice President and a director.  Amendment No. 1 modifies the criteria for achieving a bonus payment based on earnings before income, taxes, depreciation and amortization so as to exclude from the calculation the effects of non-operating income or loss or goodwill impairment, although such non-operating elements may be considered by the Compensation Committee should it wish to do so.

Item 6.                      Exhibits.

Exhibit Number	Description

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit B to Appendix A to our registration statement on Form S-4, File No. 333-45226, filed with the SEC on September 6, 2000)

3.2	Certificate of Amendment of Certificate of Incorporation (Incorporated by reference to Exhibit

4.2	of our current report on Form 8-K, filed with the SEC on October 19, 2000)

3.3	By-laws, as amended (Incorporated by reference to Exhibit 3.3 to our quarterly report on Form 10-Q, filed with the SEC on September 14, 2001)

10.1	Amendment No. 1 to Employment Agreement, dated as of September 10, 2009 by and between Vermont Pure Holdings and Peter K. Baker

10.2	Amendment No. 1 to Employment Agreement, dated as of September 10, 2009 by and between Vermont Pure Holdings and John B. Baker

10.3	Settlement Agreement and General Release dated as of July 31, 2009 by and between Vermont Pure Holdings, Ltd. and Ivey & Ragsdale, et al.

10.4	Settlement Agreement and General Release dated as of July 31, 2009 by and between Vermont Pure Holdings, et al. and Hagens Berman Sobol Shapiro et al.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERMONT PURE HOLDINGS, LTD.

Dated: September 14, 2009	By:	/s/ Bruce S. MacDonald
Bruce S. MacDonald
Vice President, Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)

Exhibits Filed Herewith

Exhibit Number	Description

10.1	Amendment No. 1 to Employment Agreement, dated as of September 10, 2009 by and between Vermont Pure Holdings and Peter K. Baker

10.2	Amendment No. 1 to Employment Agreement, dated as of September 10, 2009 by and between Vermont Pure Holdings and John B. Baker

10.3	Settlement Agreement and General Release dated as of July 31, 2009 by and between Vermont Pure Holdings, Ltd. and Ivey & Ragsdale, et al.

10.4	Settlement Agreement and General Release dated as of July 31, 2009 by and between Vermont Pure Holdings, et al. and Hagens Berman Sobol Shapiro et al.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002