Form 10-K
period 2009-10-31
VERMONT PURE HOLDINGS LTD/DE
filed 2010-01-25
CIK 1123316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2009.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________.

Commission File Number 000-31797

VERMONT PURE HOLDINGS, LTD.
(Exact name of registrant as specified in its charter)
Delaware	03-0366218
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification Number
1050 Buckingham St., Watertown, CT  06795
(Address of principal executive offices and zip code)

Registrant's telephone number, including area code:  (860) 945-0661

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $.001 per share	NYSE Amex

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  [_]   No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  [_]   No  [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                                                                Accelerated filer [ ]

Non-accelerated filer [ ]                                                                Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last sale price per share of common stock on April 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the NYSE Amex, was $7,337,832.

The number of shares outstanding of the registrant's Common Stock, $.001 par value per share, was 21,472,439 on January 4, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, to be filed not later than 120 days after the registrant’s fiscal year ended October 31, 2009, and delivered in connection with the registrant’s annual meeting of stockholders, are incorporated by reference into Part III of this Form 10-K.

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
***************
Except for historical facts, the statements in this Annual Report on Form 10-K are forward-looking statements.  Forward-looking statements are merely our current predictions of future events.  These statements are inherently uncertain, and actual events could differ materially from our predictions.  Important factors that could cause actual events to vary from our predictions include those discussed in this Annual Report on Form 10-K under the heading “Risk Factors.”  We assume no obligation to update our forward-looking statements to reflect new information or developments.  We urge readers to review carefully the risk factors described in this Annual Report on Form 10-K and in the other documents that we file with the Securities and Exchange Commission.  You can read these documents at www.sec.gov.

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

Coffee, a product that is counter seasonal to water, is the second leading product in the distribution channel, accounting for 24% of our total sales in fiscal year 2009. We sell different brands and sizes of coffee products. Recently, we have re-introduced our Cool Beans® brand coffee in an effort to increase profitability and create brand equity in the coffee category.  Because coffee is a commodity, coffee sales are affected by volatility in the world commodity markets.  An interruption in supply or a dramatic increase in pricing could have an adverse effect on our business.

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

If for any reason the municipal sources for Crystal Rock® water were curtailed or eliminated, we could, though probably at greater expense, purchase water from other sources and have it shipped to our manufacturing facilities.

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

Products

We sell our major brands in three and five gallon bottles to homes and offices throughout New England, New York, and New Jersey. In general, Crystal Rock® is distributed in southern New England and upstate and western New York, while Vermont Pure® is primarily distributed throughout northern New England and upstate New York and secondarily in southern New England. We rent and sell water coolers to customers to dispense bottled water. Our coolers are available in various consumer preferences such as cold, or hot and cold, dispensing units. In addition, we sell and rent units to commercial accounts that filter water from the existing source on site.  We also rent and sell coffee brewing equipment and distribute a variety of coffee, tea and other hot beverage products and related supplies, as well as other consumable products used around the office.  We offer vending services in some locations.  We own the Cool Beans® brand of coffee which we distribute throughout our market area.  In addition to Cool Beans®, we sell other brands of coffee, most notably, Baronet and Green Mountain Coffee Roasters.

Our extensive distribution system and large customer lists afford us the opportunity to introduce new products that may benefit our current customers or appeal to new customers.  From time to time we may capitalize on these opportunities by expanding our product lines or replacing existing products with new ones.  In response to the increasingly competitive sales environment, we will consider distributing new products that we believe may enhance our sales and profitability.

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

We support this sales effort through Yellow Pages and internet advertising, as well as selected radio, television and billboard advertising campaigns.  We also sponsor local area sporting events, participate in trade shows, and endeavor to be highly visible in community and charitable events through donations.

We market our Home and Office delivery service throughout most of New England and New York and parts of New Jersey.  Telemarketers and outside/cold-call sales personnel are used to market our Home and Office delivery.

Advertising and Promotion

We advertise our products primarily through Yellow Pages and internet advertising and, from time to time on radio, television, and billboards.  Radio and billboard has primarily been used in the southern New England market on a selected basis.  We have also actively promoted our products through sponsorship of various local organizations and sporting events to endeavor to be highly visible in the communities that we serve.  In recent years, we have sponsored professional minor league baseball and various charitable and cultural organizations, such as Special Olympics and the Multiple Sclerosis Society donating both products and money.

Sales and Distribution

We sell and deliver products directly to our customers using our own employees and route delivery trucks.  We make deliveries to customers on a regularly scheduled basis.  We bottle our water at our facilities in Watertown, Connecticut, White River Junction, Vermont, and Halfmoon, New York and have water bottled for us in Buffalo and Clayton, New York.  We maintain numerous distribution locations throughout our market area.  From these locations we also distribute dispensing equipment, a variety of coffee, tea and other refreshment products, and related supplies.  We ship between our production and distribution sites using both our own and contracted carriers.

Supplies

We currently source all of our raw materials from outside vendors. As one of the largest Home and Office distributors in the country, we are able to capitalize on volume to continue to reduce costs.

We rely on trucking to receive raw materials and transport and deliver our finished products.  Consequently, the price of fuel significantly impacts the cost of our products.  We purchase our own fuel for our Home and Office delivery and use third parties for transportation of raw materials and finished goods between our warehouses.  While volume purchases can help control erratic fuel pricing, market conditions ultimately determine the price. In 2008, we experienced substantial increases in fuel prices as a result of market influences.  However, we were able to establish a fuel adjustment charge for our customers that covered the incremental rising cost of fuel.  In 2009, prices substantially decreased, but again our aggregate fuel adjustment charge revenue, although it declined, offset the incremental fuel cost over what we considered our “base” level for fuel cost.  However, the risk remains that we may not be able to use fuel price adjustments to cover the cost of fuel increases in a volatile market for petroleum products, which could adversely affect our profitability.

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

Seasonality

Our business is seasonal. The period from June to September, when we have our highest water sales, represents the peak period for sales and revenues due to increased consumption of cold beverages during the summer months in our core Northeastern United States market. Conversely, coffee, which represented 24% of our sales in 2009, has a peak sales period from November to March.

Competition

We believe that bottled water historically has been a regional business in the United States.  The market includes several large regional brands owned by multi-national companies that operate throughout contiguous states. We also compete with smaller, locally-owned bottlers that operate in specific cities or market areas within single states.

With our Crystal Rock® and Vermont Pure® brands, we compete on the basis of pricing, customer service, quality of our products, attractive packaging, and brand recognition.  We consider our trademarks, trade names and brand identities to be very important to our competitive position and defend our brands vigorously.  In addition, we offer PET plastic as an alternative bottle and have converted customers with health concerns about polycarbonate plastic to this container.

We feel that installation of filtration units in the home or commercial setting poses a competitive threat to our business.  To address this, we have continued to develop our plumbed-in filtration business by completing a small acquisition in this line of business in 2009 and actively offering it as an alternative product.

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

As discussed above, coffee is another significant component of our overall sales.  The growth of this product line has been driven by single serve packages.  Increased competition has developed for these products, not only from other food and beverage distributors, but office products distributors as well. In addition, retail and internet availability has increased as well.  Machines to brew these packages are different from traditional machines and packages ideally need to be brewed in machines that accommodate the specific package.  The popularity of a certain machine dictates what products are successful in the marketplace.  Consequently, our success, both from a sales and profitability perspective, may be affected by our access to distribution rights for certain products and machines and our decisions concerning which equipment to invest in.

We believe that it has become increasingly important to our competitive advantage to decrease the impact of our business on the environment.   We traditionally use five gallon containers that are placed on coolers and are reused many times.  In recent years, we have taken additional steps to “green” our business including:

•	Completed an extensive solar electricity generation installation in our Watertown facility to supply a significant amount of the energy for that facility.
•	Upgraded the lighting in most of our facilities to high efficiency lighting.
•	Instituted no-idling and other driving policies in all of our locations.
•	Upgraded many of our older vehicles to new, more energy efficient vehicles.

Trademarks

We own the trade names of the principal water brands that we sell, Vermont Pure Natural Spring Water® and Crystal Rock®.  We also own the Cool Beans® coffee brand and own or have rights to other trade names that currently are not a significant part of our business.   Our trademarks as well as label designs are, in general, registered with the United States Patent and Trademark Office.

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

We are subject to periodic, unannounced inspections by the FDA.  Upon inspection, we must be in compliance with all aspects of the quality standards and good manufacturing practices for bottled water, the Fair Packaging and Labeling Act, and all other applicable regulations that are incorporated in the FDA quality standards.  We believe that we meet the current regulations of the FDA, including the classification as spring water.  All of our plants and distribution locations are registered with the FDA under the 2002 "Public Health Security and Bioterrorism Preparedness and Response Act of 2002". Most recently, the FDA put into effect the Bottled Water Microbial Rule to monitor water sources for E. coli bacteria.  We have been in compliance with the testing requirements for this rule prior to and since its inception in December 2009.

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

In recent years, there has been an increasing amount of proposed legislative and executive action in state and local governments that would ban the use of bottled water in municipal buildings, enact local taxes on bottled water, and limit the sale by municipalities of water supplies to private companies for resale.  Such regulation could adversely affect our business and financial results.  For additional information, see “Risk Factors” below.

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

Employees

As of January 15, 2010, we had 326 full-time employees and 16 part-time employees.   None of the employees belong to a labor union.  We believe that our relations with our employees are good.

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

The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically at www.sec.gov.  You may also read and copy the materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

As permitted under the corporate governance rules of the NYSE Amex, we have, at the direction of the Baker family group, elected “controlled company” status under those rules.  A controlled company is exempted from these NYSE Amex corporate governance rules:  (1) the requirement that a listed company have a majority of independent directors, (2) the requirement that nominations to the company’s board of directors be either selected or recommended by a nominating committee consisting solely of independent directors, and (3) the requirement that officers’ compensation be either determined or recommended by a compensation committee consisting solely of independent directors.  We do not currently utilize exemption (3) as we have a compensation committee consisting solely of three independent directors.

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

As mentioned above, the Baker family group owns a majority of our common stock.  In addition, in connection with the acquisition of Crystal Rock Spring Water Company in 2000, we issued members of the Baker family group 12% subordinated promissory notes secured by all of our assets.  The current balance on these notes is approximately $13,500,000.  We also lease important facilities in Watertown and Stamford, Connecticut from Baker family interests.  These interests of the Baker family create various conflicts of interest.  Transactions between the Company and related parties are subject to review and approval by the Audit Committee, which consists entirely of independent directors.

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

In 2009, Connecticut passed legislation setting a schedule to eventually prohibit use of bisphenol A, in the packaging of food and beverage products.  Other jurisdictions which we operate in are considering such legislation. Bisphenol A is contained in the three- and five- gallon polycarbonate plastic bottles that we use to bottle our water.   Any significant change in perception by our customers or immediate government regulation of polycarbonate plastic in food and beverage products could adversely affect our operations and financial results.

We feel that scientific evidence suggests that polycarbonate plastic has been, and will continue to be, a safe packing material for all consumers. National and international organizations responsible for consumer safety, including the Food and Drug Administration, have continued to recognize the safety of this packaging.  Nonetheless, media reports have prompted concern in our marketplace among customers and potential customers.

To date, this situation has not adversely affected our business. However, it is possible that developments surrounding this issue could lead to adverse effects on our business.  Such developments could include:

•
Increased publicity that changes perception regarding packaging that uses bisphenol A, so that significant numbers of consumers stop purchasing products that are packaged in polycarbonate plastic before we could identify and react to the change.

•
The emergence of new scientific evidence that proves polycarbonate plastic is unsafe, or interpretations of existing evidence by regulatory agencies that lead to prohibitions on the use of polycarbonate plastic as packaging for consumable products faster than we could adapt to the change.

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

Our transportation costs increase as the price of fuel rises.  Because trucks are used extensively in the delivery of our products, the rising cost of fuel has impacted and can be expected to continue to impact the profitability of our operations unless we are able to pass along those costs to our customers.  Further, limitations on the supply or availability of fuel could inhibit our ability to get raw materials and distribute our products, which in turn could have an adverse affect on our business.  In 2008, we experienced substantial increases in fuel prices as a result of market influences.  However, we were able to establish a fuel adjustment charge for our customers that covered the incremental rising cost of fuel.  In 2009, prices substantially decreased, but again our aggregate fuel adjustment charge revenue, although it declined, offset the incremental fuel cost over what we considered our “base” level for fuel cost.  However, the risk remains that we may not be able to use fuel price adjustments to cover the cost of fuel increases in a volatile market for petroleum products, which could adversely affect our profitability.

A significant portion of our sales, 24% in fiscal year 2009, is derived from coffee.  The supply and price of coffee may be limited by climate, by international political and economic conditions, and by access to transportation, combined with consumer demand.  An increase in the wholesale price of coffee could result in a reduction in our profitability.  If our ability to purchase coffee were impaired by a market shortage, our sales might decrease, which would also result in a reduction of profitability.

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

Our route accounting system is essential to our overall administrative function and success.  An extended interruption in servicing the system could result in the inability to access information.  Limited or no access to this information would likely inhibit the distribution of our products and the availability of management information, and could even affect our compliance with public reporting requirements.  Our supplier is Innovations in Software, or IIS, which has a limited number of staff that has proprietary information pertaining to the operation of the software.  Changes in personnel or ownership in the firm might result in disruption of service.  Such changes would be addressed by retaining a new vendor to service the existing software or purchasing a new system. But, any of these consequences could have a material adverse impact on our operations and financial condition.

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

We are required to be in full compliance with Section 404 of the Sarbanes-Oxley Act as of our fiscal year ending October 31, 2010.  Under current regulations, the financial cost of compliance with Section 404 is significant.  Failure to achieve and maintain effective internal control in accordance with Section 404 could have a material adverse effect on our business and our stock price.

In 2010, we will be in the process of implementing the final requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires management to assess the effectiveness of our internal controls over financial reporting, include an assertion in our annual report as to the effectiveness of its controls, and include a report on the effectiveness by our independent auditors.  The cost to comply with this law will affect our net income adversely.  In addition, management’s effort and cost are no assurance that our independent auditors will attest to the effectiveness of our internal controls in its report as required by the law.  If that is the case, the resulting report from our auditors may have a negative impact on our stock price.  As of January 14, 2010, the U.S. House of Representatives had passed legislation, the “Wall Street Reform and Consumer Protection Act of 2009,”  that would permanently exempt small public companies like us from the requirement that our auditor attest to the effectiveness of our internal controls.  However, there is no assurance that the Senate will pass the same bill or that it will become law.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

As part of our Home and Office delivery operations, we have entered into or assumed various lease agreements for properties used as distribution points and office space.  The following table summarizes these arrangements and includes our bottling facilities:

Location	Lease expiration	Sq. Ft.	Annual Rent
Williston, VT	June 2014	10,720	$81,686
Southborough, MA	December 2013	15,271	$114,533
Bow, NH	May 2012	12,800	$57,000
Rochester, NY	January 2012	15,000	$60,000
Buffalo, NY	September 2010	10,000	$62,500
Syracuse, NY	December 2010	10,000	$38,333
Halfmoon, NY	October 2011	22,500	$148,500
Plattsburgh, NY	May 2010	5,000	$24,000
Watertown, CT	October 2016	67,000	$414,000
Stamford, CT	October 2010	22,000	$248,400
White River Junction, VT	May 2014	15,357	$77,706
Watertown, CT	May 2013	15,000	$55,715
Groton, CT	June 2014	7,500	$56,375
Canton, MA	January 2015	23,966	$143,796

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

The amended lease extends the term of the lease six years, to 2016, with an option to extend it an additional five years.  Annual lease payments over the extended term of the lease are as follows:

Years 1-2                                                                           $452,250
Years 3-4                                                                           $461,295
Years 5-6                                                                           $470,521

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

On May 1, 2006, the Company filed a lawsuit in the Superior Court Department, County of Suffolk, Massachusetts, alleging malpractice and other wrongful acts against three law firms that had been representing the Company in litigation involving Nestlé Waters North America, Inc.: Hagens Berman Sobol Shapiro LLP, Ivey & Ragsdale, and Cozen O’Connor. The case is Vermont Pure Holdings, Ltd. vs. Cozen O'Connor et al., Massachusetts Superior Court CA No. 06-1814.

Until May 2, 2006, when the Company terminated their engagement, the three defendant law firms represented the Company in litigation in federal district court in Massachusetts known as Vermont Pure Holdings, Ltd. vs. Nestlé Waters North America, Inc. (the Nestlé litigation). The Company filed the Nestlé litigation in early August 2003.

The Company’s lawsuit alleges that the three defendant law firms wrongfully interfered with, and/or negligently failed to take steps to obtain, a proposed June 2003 settlement with Nestlé. The complaint includes counts involving negligence, breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, tortious interference with economic relations, civil conspiracy, and other counts, and seeks declaratory relief and compensatory and punitive damages.

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

On July 31, 2009, the Company reached a settlement with all defendants in the action other than Cozen O’Connor and a former partner in that firm, pursuant to which mutual releases have been executed. The Company received a one-time payment of $3 million which has been reflected in fiscal year 2009 as miscellaneous income.

An evidentiary hearing took place between October 1 and October 7, 2009, and certain matters relating to that hearing are currently under advisement with the Court. The Court has set a tentative trial date of March 4, 2010. Management intends to pursue the Company’s remaining claims, and to the extent of the counterclaims asserted against the Company, to defend the Company vigorously.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders during the quarter ended October 31, 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Common Stock is traded on the NYSE Amex under the symbol VPS.  The table below indicates the range of the high and low daily closing prices per share of Common Stock as reported by the exchange.

Fiscal Year Ended October 31, 2009
	High	Low
First Quarter	$1.13	$.60
Second Quarter	$.75	$.34
Third Quarter	$1.41	$.54
Fourth Quarter	$.83	$.59

Fiscal Year Ended October 31, 2008

First Quarter	$1.72	$1.38
Second Quarter	$1.60	$1.36
Third Quarter	$1.41	$1.27
Fourth Quarter	$1.41	$.94

The last reported sale price of our Common Stock on the NYSE Amex on January 15, 2010 was $.54 per share.

As of that date, we had 408 record owners and believe that there were approximately 2,000 beneficial holders of our Common Stock.

No dividends have been declared or paid to date on our Common Stock.  Our senior credit agreement prohibits us from paying dividends without the prior consent of the lender.  It is unlikely that we will pay dividends in the foreseeable future.

Issuer Purchases of Equity Securities

The following table summarizes the stock repurchases, by month, that were made during the fourth quarter of the fiscal year ended October 31, 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares that May Yet be Purchased Under the Program (1)
August 1-31	0	$-	0	168,702
September 1-30	76,700	$.71	76,700	92,002
October 1-31	0	$-	0	92,002
Total	76,700	$.71	76,700
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

The following Management's Discussion and Analysis (MD&A) is intended to help the reader understand our company.  The MD&A should be read in conjunction with our consolidated financial statements and the accompanying notes. This overview provides our perspective on the individual sections of the MD&A, as well as a few helpful hints for reading these pages.  The MD&A includes the following sections:

▪	Business Overview — a brief description of fiscal year 2009.

▪	Results of Operations — an analysis of our consolidated results of operations for the two years presented in our consolidated financial statements.

▪	Liquidity and Capital Resources — an analysis of cash flows, sources and uses of cash, and contractual obligations and a discussion of factors affecting our future cash flow.

▪
Critical Accounting Policies — a discussion of accounting policies that require critical judgments and estimates. Our significant accounting policies, including the critical accounting policies discussed in this section, are summarized in the notes to the accompanying consolidated financial statements.

Business Overview

We were profitable in fiscal year 2009.  This was an improvement over the substantial loss that we experienced in fiscal year 2008. However, in our fiscal year ended October 31, 2008, we experienced goodwill impairment (a non-cash charge) in the amount of $22,359,000, which materially reduced our income from continuing operations and net income.  At October 31, 2008, the valuation by which we measure goodwill impairment was significantly affected by the lower value of our stock price which, among other things, was affected by general market conditions.  Impairment of goodwill does not affect the Company’s liquidity or indicate its profitability prospects in the future.  Nevertheless, it was a substantial component of our loss from operations of $15,862,000 and net loss of $19,836,000.  But for the impairment of goodwill, all of those line items would have shown income, not losses.

Fiscal 2009 results were favorably impacted by a one-time legal settlement of $3,000,000. Without consideration of this and the goodwill impairment charge in 2008, the financial performance of our business for fiscal year 2009 declined when compared to fiscal year 2008. The decline was primarily a result of decreased sales and increased cost of sales and the resultant decrease in gross profit and was not offset by lower operating and interest costs.  The decrease in sales was primarily a result of poor general economic conditions in our marketplace and a reduction of fuel adjustment charges which were offset by lower fuel costs.  Product margins decreased, as a percentage of sales, as a result of the product mix skewing more toward single serve coffee and increased competition.

We made a mid-year acquisition that approximately doubles the size of our sales in the Boston market.  Throughout the second half of fiscal 2009 we integrated our new and existing businesses in the market. This created a larger market presence for our Vermont Pure® spring water brand, coffee, and other products.

The generally slower business due to the overall softening of the economy was evident in each of our fiscal quarters.  The recessionary economic environment has affected the sales of our more profitable products, water and cooler rentals, the most.  Our single serve coffee business grew this fiscal year over last year but these products are less profitable than our traditional products.  In order to offset the decrease in profitability, we have taken action to reduce our labor, product, selling and administrative costs.  We will continue to explore new and existing distribution channels and new products in an effort to identify sales opportunities.

Results of Operations

Fiscal Year Ended October 31, 2009 Compared to Fiscal Year Ended October 31, 2008

Sales
Sales for fiscal year 2009 were $66,126,000 compared to $69,237,000 for 2008, a decrease of $3,111,000 or 4%.  Sales attributable to acquisitions in fiscal year 2009 were $2,209,000.  Net of the acquisitions, sales decreased 8%.

The comparative breakdown of sales is as follows:

Product Line	2009 (in 000’s $)	2008 (in 000’s $)	Difference (in 000’s $)	% Diff.
Water	$27,870	$29,250	$(1,380)	(5%)
Coffee and Related	21,490	21,197	293	1%
Equipment Rental	8,903	8,909	(6)	-
Other	7,863	9,881	(2,018)	(20%)
Total	$66,126	$69,237	$3,111	(4%)

Water – The aggregate decrease in water sales was a result of a 1% decrease in price and a 4% decrease in volume.  The increase in price was attributable to general increases in list prices. We believe the decrease in the amount of water sold was attributable to the weaker economy.  Volume was favorably impacted by acquisitions completed during the year. Sales increased 5% as a result of these acquisitions.  So, net of acquisitions, total water sales decreased 9% in fiscal year 2009.

Coffee and Related Products – The small increase in sales was primarily due to the growth of single serve coffee, which grew 14% to $10,452,000 in fiscal year 2009 compared to $9,184,000 in fiscal year 2008.  Otherwise, traditional coffee products and related products decreased 8% in fiscal year 2009 compared to the year earlier.  Acquisitions accounted for less than 1% of the growth in this category.

Equipment Rental – Equipment rental revenue decreased slightly in fiscal year 2009 compared to the prior year primarily as a result of a 1% decrease in the placements, including placements acquired during the year, of equipment that was almost offset by a similar increase in average rental price.  Acquisitions increased equipment rental 4% in fiscal year 2009 compared to 2008.

Other – The substantial decrease in other revenue is reflective of fees that are charged as a result of higher energy costs for delivery and freight, raw materials, and bottling operations.  These charges decreased to $1,448,000 in fiscal year 2009 from $3,207,000 in 2008 after experiencing an increase the prior year when energy costs peaked.   Sales of other products such as single-serve drinks, cups, and vending items, in aggregate, decreased 1% in 2009 compared to last year.  We believe the decrease in the amount of these products was attributable to the weaker economy.

Gross Profit/Cost of Goods Sold
Gross profit decreased $3,605,000, or 9% in fiscal year 2009 compared to 2008, from $38,910,000 to $35,305,000. As a percentage of sales, gross profit decreased to 53% of sales from 56% for the respective period.  The decrease in gross profit was attributable to lower sales and a change in product sales mix.   Lower overall sales reduced the absolute dollar amount of gross profit. This included lower fuel adjustment charges, which are mostly offset by lower fuel costs in selling, general, and administrative expenses, and therefore adversely affecting gross profit. Increased costs that we were not able to pass onto customers and a change in the product mix of sales, influenced primarily by higher volume growth of single serve coffee, resulted in a lower gross profit margin, as a percentage of sales.

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

Income (Loss) from Operations/Operating Expenses
The income from operations was $4,385,000 in 2009 compared to a loss from operations of $15,862,000 in 2008, an improvement of $20,247,000.  The most significant component of this increase was goodwill impairment of $22,359,000 in 2008, which did not recur in 2009.  There was no such impairment in 2009.  Total operating expenses decreased to $30,920,000 for the year, from $54,773,000 the prior year, a decrease of $23,853,000.  Once again, the most significant contributor to the higher operating expenses in 2008 was the impairment charge of $22,359,000 which did not occur in 2009.  Net of impairment, operating expenses decreased.  The decrease was a result of lower commission based compensation expenses due to lower sales as well as decreased professional fees.

Selling, general and administrative (SG&A) expenses were $28,599,000 in fiscal year 2009 and $30,132,000 in 2008, a decrease of $1,533,000, or 5%.  Of total SG&A expenses:

•
Route sales costs decreased 5%, or $737,000, to $13,490,000 in fiscal year 2009 from $14,227,000 in fiscal year 2008, primarily related to lower labor costs on commission-based sales due to decreased sales and lower fuel costs.  Included as a component of route sales costs are total direct distribution related costs which decreased $741,000, or 5%, to $12,785,000 in fiscal year 2009 from $13,526,000 in fiscal year 2008 primarily as a result of lower fuel costs;

•	Selling costs increased 2%, or $69,000, to $2,894,000 in fiscal year 2009 from $2,825,000 in fiscal year 2009 as a result of computer software implementation costs and;

•
Administrative costs decreased 7%, or $865,000, to $12,215,000 in fiscal year 2009 from $13,080,000 in fiscal year 2008, as a result of lower labor costs, professional fees related to compliance and litigation, and non recurrence of a provision for bad debts of $532,043 on notes receivable in 2008.

Advertising expenses decreased to $1,138,000 in fiscal year 2009 from $1,530,000 in 2008, a decrease of $392,000, or 26%. The decrease in advertising costs is primarily related to a decrease in Yellow Page advertising due to a reduction of exposure in that medium in favor of increased internet advertising which cost less during the year.

Amortization increased to $1,113,000 in fiscal year 2009 from $888,000 in 2008.  The increase of $225,000 in amortization is attributable to intangible assets that were acquired as part of acquisitions in fiscal year 2009.

We had a loss from the sale of miscellaneous assets in fiscal year 2009 of $70,000 compared to a gain on the sale of assets of $136,000 in fiscal year 2008. The sales were of miscellaneous assets no longer used in the course of business.

We conducted an assessment of goodwill as of October 31, 2009 and 2008, using essentially the same step one valuation process for both years.  We concluded that goodwill was not impaired as of October 31, 2009 since the assessment concluded that the Company’s fair value exceeded the Company’s equity at the valuation date.  In fiscal year 2008, we incurred an impairment loss of $22,359,000.  The impairment loss was a non-cash charge and was a result of the assessment of our goodwill as of October 31, 2008.  Goodwill had been recorded for acquisitions from 1996 through 2008.  Our 2008 assessment concluded that goodwill on our books was impaired when we determined the Company’s fair value was less than the Company’s equity as of the valuation date.  In determining the amount of the impairment, we followed a two step approach. In step one, and in determining the fair value of the Company (the reporting unit), we used a weighted average of three different market approaches as shown below:

	Percentages for Weighted Average
	2009	2008
Quoted stock price	30%	30%
Value comparisons to publicly traded companies (see note1)	10%	20%
Discounted net cash flow	60%	50%

We believe that this approach provided a reasonable estimation of the value of the Company and took into consideration our thin trading volume (which reflects, in part, the fact that the Company is a “controlled company” under the governance rules of the NYSE Amex), market comparable valuations, and expected results of operations. We compared the resulting estimated fair value to the equity value of the Company as of October 31, 2008 and determined that there was an impairment of goodwill. In step two, we then allocated the estimated fair value to all of the assets and liabilities of the Company (including unrecognized intangible assets) as if the Company had been acquired in a business combination and the estimated fair value was the price paid. We then recognized impairment in the amount by which the carrying value of goodwill exceeded the implied value of goodwill as determined in this allocation.

  1 These were the companies used in the year marked:

Company Name	Exchange	Symbol	2009	2008
Coca-Cola Bottling Co., Consolidated	NYSE	COKE	X	X
Farmer Bros. Co.	NASDAQ	FARM	X	X
Green Mountain Coffee Roasters, Inc.	NASDAQ	GMCR	X	X
Hansen Natural, Corp.	NASDAQ	HANS	X	X
Coca-Cola Enterprises, Inc.	NYSE	CCE	X	X
National Beverage Corp.	NASDAQ	FIZZ	X	X
PepsiAmericas, Inc.	NYSE	PAS		X
Pepsi Bottling Group, Inc.	NYSE	PBG		X

We believe that the impairment was primarily the result of a decline in the quoted market prices of our stock at October 31, 2008 below our book carrying value, and was not due to any changes in our core business. There was no event or change in circumstance that would more likely than not reduce the fair value of our underlying net assets below their carrying amount prior to the annual impairment test.

Other Income and Expense, Income Taxes, and (Loss) Income from Operations
Interest expense was $2,619,000 for fiscal year 2009 compared to $3,005,000 for fiscal year 2008, a decrease of $386,000.  The decrease is attributable to lower outstanding debt, on average, and lower variable interest rates.

Income before income taxes in fiscal year 2009 was $4,766,000, compared to a loss before income taxes in fiscal year 2008 of $18,867,000, an improvement of $23,633,000.  As noted above, the most significant items in reconciling the improvement are the $3,000,000 legal settlement received in 2009 and goodwill impairment of $22,359,000 in 2008. Aside from those two items, operating results declined as a result of lower sales and gross profit that was not completely offset by lower operating and interest expenses.  The tax expense for fiscal year 2009 was $1,746,000 compared to $969,000 for fiscal year 2008 and resulted in an effective tax rate of 37% in 2009 and (5%) in 2008. The increase in the effective tax rate from 2008 to 2009 was a result of a lower effective tax rate in 2008 due to tax credits for the installation of solar electricity generating equipment during fiscal year 2008. The negative tax rate in 2008 is attributable to the exclusion of the impairment loss from the determination of taxable income. In addition to the effective tax rate being impacted by the affect of expected tax credits for the installation of solar electricity generating equipment during fiscal year 2008 it was also affected by a bad debt allowance set up for the write off of the notes receivable of $532,043 referenced above.  Our total effective tax rate is a combination of federal and state rates for the states in which we operate.

Net Income (Loss)
The net income in fiscal year 2009 was $3,020,000 compared to a net loss of $(19,836,000) in 2008, an improvement of $22,856,000.  As noted above, the most significant items when considering the improvement are the $3,000,000 legal settlement received in 2009 and goodwill impairment of $22,359,000 in 2008. Net income (loss) was completely attributable to continuing operations.

Based on the weighted average number of shares of Common Stock outstanding of 21,526,000 (basic and diluted), income per share in fiscal year 2009 was $.14 per share.  This was an increase of $1.06 per share from fiscal year 2008, when the weighted average number of shares of Common Stock outstanding was 21,564,000 (basic and diluted) and we had net loss of $(.92) per share.

The fair value of our swaps decreased $194,000 during fiscal year 2009 compared to a decrease of $422,000 in 2008. This resulted in unrealized losses of $119,000 and $263,000, net of taxes, respectively, for the fiscal years ended October 31, 2009 and 2008.  The decrease during the year has been recognized as an adjustment to net income (loss) to arrive at comprehensive income (loss) as defined by the applicable accounting standards.  Further, the cumulative adjustment over the life of the instrument has been recorded as a current liability and reflected as accumulated other comprehensive loss, net of deferred taxes in the equity section on our consolidated balance sheet.

Liquidity and Capital Resources

As of October 31, 2009, we had working capital of $4,088,000 compared to $3,103,000 as of October 31, 2008, an increase of $985,000.  The increase in working capital was primarily attributable to the increase in net income in fiscal year 2009, which benefited from the legal settlement noted above. Net cash provided by operating activities increased $2,740,000 to $9,261,000 in 2009 from $6,521,000 in 2008. In addition to the increase in net income, the increase was attributable to a significant tax refund for 2008 received in 2009.

We use cash provided by operations to repay debt and fund capital expenditures.  In fiscal year 2009, we used $3,722,000 for scheduled repayments of our term debt. In addition, we used $500,000 to pay down a portion of a subordinated note.  We also used $2,276,000 for capital expenditures. Capital expenditures were substantially higher for the same period last year because of $722,000 expended on our solar electricity generation project.  We spent less for coolers, brewers, and racks related to home and office distribution in 2009 compared to 2008 as a result of lower demand for rental units. We expect to increase our spending for bottles in the next year as we convert our polycarbonate bottles to PET plastic.  We also expect to spend up to $1,500,000 next year on the conversion.

During fiscal year 2009, we borrowed $2,500,000 to complete an acquisition and $800,000 to fund capital expenditures and pay down subordinated debt from our acquisition line of credit. As of October 31, 2009, we had outstanding balances of $13,542,000 on our term loan, $4,300,000 on our $10,000,000 acquisition line of credit, and no balance on our $6,000,000 revolving line of credit with Bank of America.  In addition, there was an outstanding letter of credit for $1,583,000 issued against our revolving line of credit.  As of October 31, 2009, there was $5,700,000 and $4,417,000 available on the acquisition and revolving lines of credit, respectively. As of October 31, 2009, we had $13,500,000 of debt subordinated to our senior credit facility.

As of October 31, 2009, we had an interest rate swap agreement with Bank of America in effect.  The intent of the instrument is to fix the interest rate on 75% of the outstanding balance on the Term Loan as required by the credit facility.  The swap fixes the interest rate for the swapped amount at 6.62% (4.87% plus the applicable margin of 1.75%). As of October 31, 2009, we had approximately $7,700,000 million of debt subject to variable interest rates.  Under the credit facility with Bank of America, interest is paid at a rate of LIBOR plus a margin of 1.75% on term debt and 1.50% on the line of credit resulting in variable interest rates of 2.00% and 1.75%, respectively, at that date.

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

2. Our credit facility requires that we be in compliance with certain financial covenants at the end of each fiscal quarter.  The covenants include senior debt service coverage as defined of greater than 1.25 to 1, total debt service coverage as defined of greater than 1 to 1, and senior debt to EBITDA as defined of no greater than 2.5 to 1.  As of October 31, 2009, we were in compliance with all of the financial covenants of our credit facility and we expect to be in compliance in the foreseeable future.

We used $86,848 of cash to purchase shares of our common stock on the open market during fiscal year 2009.

The net deferred tax liability at October 31, 2009 represents temporary timing differences, primarily attributable to depreciation and amortization, between book and tax calculations. We have used all of our federal net operating loss carryforwards and will have to fund our tax liabilities with cash in the current fiscal year and in the future.

In addition to our senior and subordinated debt commitments, we have significant future cash commitments, primarily in the form of operating leases that are not reported on the balance sheet.  These operating leases are described in Note 17 to our Audited Consolidated Financial Statements.

The following table sets forth our contractual commitments as of October 31, 2009:

	Payment due by Period
Contractual Obligations	Total	2010	2011-2012	2013-2014	After 2014
Debt	$31,342,000	$3,680,000	$21,720,000	$5,942,000	$-
Interest on Debt (1)	6,504,000	2,305,000	4,048,000	151,000	-
Operating Leases	11,798,000	3,358,000	4,721,000	2,727,000	992,000
Total	$49,644,000	$9,343,000	$30,489,000	$8,820,000	$992,000

(1)  Interest based on 75% of outstanding senior debt at the hedged interest rate discussed above, 25% of outstanding senior debt at a variable rate of 2.00%, and subordinated debt at a rate of 12%.

As of the date of this Annual Report on Form 10-K, we have no other material contractual obligations or commitments.

Inflation has had no material impact on our performance.

3. Factors Affecting Future Cash Flow

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

Recent adverse economic conditions nationally have negatively impacted many businesses revenue and profitability and severely restricted credit availability.  We experienced the effect of this environment throughout fiscal year 2009. We do not feel this has materially jeopardized our cash flow or our credit standing but we expect that it will continue into 2010.  Like most businesses, we are taking steps to preserve cash flow but no assurance can be given that the future economic environment will not adversely affect our cash flow and results of operations or that we will have adequate access to credit.

4. Factors Affecting Quarterly Performance

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

Goodwill – Intangible Asset Impairment
We have acquired a significant number of companies.  The excess of the purchase price over the fair value of the assets and liabilities acquired has been recorded as goodwill.  If goodwill is not impaired, it would remain as an asset on our balance sheet at the value assigned in the acquisitions.  If it is impaired, we would be required to write down the asset to an amount that accurately reflects its estimated value.  We completed a valuation of the Company performed as of October 31, 2009, and goodwill was not impaired as of that date.  As of October 31, 2008, using a similar valuation process, comparing the fair value to the carrying value of the Company, we determined that goodwill was impaired at that time.  As a result of this process, the Company recorded an impairment loss on goodwill of $22,359,000 in 2008.  In determining these valuations we relied, in part, on our projections of future cash flows.  If these projections change in the future, there may be a material impact on the valuation of the Company, which may result in an additional impairment of goodwill.

Income Taxes
We recognize deferred tax assets and liabilities based on temporary differences between the financial statement carrying amount of assets and liabilities and their corresponding tax basis.  The valuation of these deferred tax assets and liabilities is based on estimates that are dependent on rate and time assumptions.  If these estimates do not prove to be correct in the future, we may have over or understated income tax expense and, as a result, earnings.

Financial Accounting Standards Board (“FASB”) guidance clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. The guidance prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return in order for those tax positions to be recognized in the financial statements. The Company adopted these provisions at the beginning of fiscal year 2008.

Stock Based Compensation
When a situation arises, we recognize the cost of employee services received in exchange for an award under our stock option plans based on the fair value of the award.  The cost of equity is determined using interest rate, volatility, and expected life assumptions. We estimate a risk free rate of return based on current (at the time of option issuance) U. S. Treasury bonds and calculate the volatility of its stock price over the past twelve months from the option issuance date.  The fluctuations in the volatility assumption used in the calculation over the years reported is a direct result of the increases and decreases in the stock price over that time.  All other factors being equal, a 10% increase in the volatility percentage results in approximately a 12% increase in the fair value of the options, net of tax.

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

Internal Control Over Financial Reporting

a) Management's Annual Report on Internal Control Over Financial Reporting

 The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

• pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

• provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

• provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of October 31, 2009. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of October 31, 2009, the Company's internal control over financial reporting is effective based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

b) Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended October 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to the sections captioned “Directors”, “Our Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our 2010 proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended October 31, 2009.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to the sections captioned “Compensation of Executive Officers” and “Compensation of Non-Employee Directors” in our 2010 proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended October 31, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table sets forth certain information as of October 31, 2009 about shares of our Common Stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements that were not required to be and were not submitted to our stockholders for approval.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)).
Equity compensation plans approved by security holders	574,500	$2.91	1,649,500
Equity compensation plans not approved by security holders	-0-	-	-0-
Total	574,500	$2.91	1,649,500

Additional information required by this Item is incorporated by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in our 2010 proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended October 31, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to the section captioned “Corporate Governance” in our 2010 proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended October 31, 2009.

ITEM 14.           PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated by reference to the sections captioned “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policies and Procedures” in our 2010 proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended October 31, 2009.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

a)	The following documents are filed as part of this report:

(1) Financial Statements

(2) Schedules

None

(3) Exhibits:

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Certificate of Incorporation		S-4	September 6, 2000	Exhibit B to Appendix A
3.2	Certificate of Amendment to Certificate of Incorporation		8-K	October 19, 2000	4.2
3.3	By-laws		10-Q	September 14, 2001	3.3
4.1	Registration Rights Agreement with Peter K. Baker, Henry E. Baker, John B. Baker and Ross Rapaport		8-K	October 19, 2000	4.6
10.1*	1998 Incentive and Non-Statutory Stock Option Plan, as amended		14A	March 10, 2003	A
10.2*	1999 Employee Stock Purchase Plan		14A	March 15, 1999	A
10.3*	2004 Stock Incentive Plan		14A	March 9, 2004	B
10.4*	Instrument of Amendment dated September 22, 2005 amending the 1999 Employee Stock Purchase Plan		8-K	September 28, 2005	10.1
10.5*	Employment Agreement dated May 2, 2007 with Peter K. Baker		8-K	May 2, 2007	10.1
10.6*	Employment Agreement dated May 2, 2007 with Bruce S. MacDonald		8-K	May 2, 2007	10.3
10.7*	Employment Agreement dated May 2, 2007 with John B. Baker		8-K	May 2, 2007	10.2
10.8	Lease of Grounds in Stamford, Connecticut from Henry E. Baker		S-4	September 6, 2000	10.24
10.9	Lease of Buildings and Grounds in Watertown, Connecticut from the Baker’s Grandchildren Trust		S-4	September 6, 2000	10.22

10.10	Lease of Building in Stamford, Connecticut from Henry E. Baker		S-4	September 6, 2000	10.23
10.11	First Amendment to the Lease of Buildings and Grounds in Watertown, Connecticut from the Baker’s Grandchildren Trust		10-Q	September 14, 2007	10.4
10.12	Credit Agreement dated April 5, 2005 with Bank of America and Webster Bank		10-Q	July 8, 2005	10.1
10.13	Form of Term Note dated April 5, 2005 issued to Bank of America and Webster Bank		10-Q	July 8, 2005	10.2
10.14	Form of Subordination and Pledge Agreement dated April 5, 2005 between Henry E. Baker, Joan Baker, John B. Baker, Peter K. Baker and Bank of America		10-Q	July 8, 2005	10.3
10.15	Form of Second Amended and Restated Promissory Note dated April 5, 2005 issued to Henry E. Baker, Joan Baker, John B. Baker and Peter K. Baker		10-Q	July 8, 2005	10.4
10.16	Form of Acquisition Note dated April 5, 2005 issued to Bank of America and Webster Bank		10-Q	July 8, 2005	10.5
10.17	Form of Revolving Credit Note dated April 5, 2005 issued to Bank of America and Webster Bank		10-Q	July 8, 2005	10.6
10.18	First Amendment to the Credit Agreement dated April 5, 2005 with Bank of America		10-Q	September 14, 2007	10.1
10.19	Second Amendment to the Credit Agreement dated April 5, 2005 with Bank of America		10-Q	September 14, 2007	10.2
10.20	Third Amendment to the Credit Agreement dated April 5, 2005 with Bank of America		10-Q	September 14, 2007	10.3
10.21	Form of Indemnification Agreement dated November 2, 2005 with each of Henry E. Baker, John B. Baker, Peter K. Baker, Phillip Davidowitz,David Jurasek, Bruce S. MacDonald and Ross S. Rapaport		10-K	January 30, 2006	10.21
10.22	Form of Indemnification Agreement dated November 2, 2005 with each of John M. Lapides and Martin A. Dytrych		10-K	January 30, 2006	10.22
10.23	Installation Agreement with American Capital Energy, Inc. dated August 29, 2007		10-K	January 29, 2008	10.29
10.24	Financial Assistance Agreement with Connecticut Innovations dated August 20, 2007		10-K	January 29, 2008	10.30
10.25	Fourth Amendment to the Credit Agreement dated April 5, 2005 with Bank of America		10-Q	September 15, 2008	10.1
10.26*	Amendment No. 1 to Employment Agreement with Peter K. Baker dated September 10, 2009.		10-Q	September 14, 2009	10.1
10.27*	Amendment No. 1 to Employment Agreement with John B. Baker dated September 10, 2009.		10-Q	September 14, 2009	10.2
10.28	Settlement Agreement and General Release dated as of July 31, 2009 by and between Vermont Pure Holdings, Ltd. and Ivey & Ragsdale, et al.		10-Q	September 14, 2009	10.3
10.29	Settlement Agreement and General Release dated as of July 31, 2009 by and between Vermont Pure Holdings, et al. and Hagens Berman Sobol Shapiro et al.		10-Q	September 14, 2009	10.4
21.1	Subsidiary	X
23.1	Consent of Wolf & Company, P.C.	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Vermont Pure Holdings, Ltd. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
VERMONT PURE HOLDINGS, LTD.

Dated: January 25, 2010	By:	/s/ Peter K. Baker
Peter K. Baker, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Ross S. Rapaport Ross S. Rapaport	Chairman of the Board of Directors	January 25, 2010
/s/ Henry E. Baker Henry E. Baker	Director, Chairman Emeritus	January 25, 2010
/s/ John B. Baker John B. Baker	Executive Vice President and Director	January 25, 2010
/s/ Peter K. Baker Peter K. Baker	Chief Executive Officer and Director	January 25, 2010
/s/ Phillip Davidowitz Phillip Davidowitz	Director	January 25, 2010
/s/ Martin A. Dytrych Martin A. Dytrych	Director	January 25, 2010
/s/ John M. Lapides John M. Lapides	Director	January 25, 2010

/s/ Bruce S. MacDonald Bruce S. MacDonald	Chief Financial Officer, Chief Accounting Officer and Secretary	January 25, 2010

EXHIBITS TO VERMONT PURE HOLDINGS, LTD.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED OCTOBER 31, 2009
Exhibits Filed Herewith

Exhibit
Number	Description
21.1	Subsidiary
23.1	Consent of Wolf & Company, P.C.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE
Report of the Independent Registered Public Accounting Firms	F-1

Financial Statements:

Consolidated Balance Sheets October 31, 2009 and 2008	F-2

Consolidated Statements of Operations Fiscal Years Ended October 31, 2009 and 2007	F-3

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) Fiscal Years Ended October 31, 2009 and 2008	F-4

Consolidated Statements of Cash Flows, Fiscal Years Ended October 31, 2009 and 2007	F-5

Notes to the Consolidated Financial Statements	F-6 - F-26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Vermont Pure Holdings, Ltd. and subsidiary as of October 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the two years in the period ended October 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vermont Pure Holdings, Ltd. and subsidiary as of October 31, 2009 and 2008, and the results of their operations and their cash flows for each of the two years in the period ended October 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ Wolf & Company, P.C.
Boston, Massachusetts
January 25, 2010

VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	October 31,	October 31,
	2009	2008

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,095,307	$1,181,737
Accounts receivable, trade - net of reserve of $435,790 and	7,426,530	7,842,819
$414,301 for 2009 and 2008, respectively
Inventories	2,171,812	1,669,949
Current portion of deferred tax asset	751,082	744,087
Other current assets	721,468	1,612,605

TOTAL CURRENT ASSETS	14,166,199	13,051,197

PROPERTY AND EQUIPMENT - net	9,857,414	10,563,388

OTHER ASSETS:
Goodwill	32,123,294	32,080,669
Other intangible assets - net	4,035,194	2,084,542
Other assets	112,333	152,333

TOTAL OTHER ASSETS	36,270,821	34,317,544

TOTAL ASSETS	$60,294,434	$57,932,129

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long term debt	$3,680,000	$3,315,079
Accounts payable	2,427,157	2,542,711
Accrued expenses	2,548,764	2,859,277
Current portion of customer deposits	696,779	699,921
Unrealized loss on derivatives	725,473	531,673

TOTAL CURRENT LIABILITIES	10,078,173	9,948,661

Long term debt, less current portion	27,661,667	28,561,928
Deferred tax liability	3,666,779	3,403,696
Customer deposits	2,660,585	2,666,870

TOTAL LIABILITIES	44,067,204	44,581,155

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock - $.001 par value, 50,000,000 authorized shares,
21,951,987 issued and 21,472,439 outstanding shares as of
October 31, 2009 and 21,862,739 issued and 21,489,489
outstanding as of October 31, 2008	21,952	21,863
Additional paid in capital	58,457,807	58,395,551
Treasury stock, at cost, 479,548 shares as of October 31, 2009
and 373,250 shares as of October 31, 2008	(804,149)	(717,301)
Accumulated deficit	(40,999,634)	(44,019,502)
Accumulated other comprehensive loss	(448,746)	(329,637)
TOTAL STOCKHOLDERS' EQUITY	16,227,230	13,350,974

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$60,294,434	$57,932,129

See the accompanying notes to the consolidated financial statements.

VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended October 31
	2009	2008

NET SALES	$66,125,827	$69,237,456

COST OF GOODS SOLD	30,820,655	30,327,137

GROSS PROFIT	35,305,172	38,910,319

OPERATING EXPENSES:
Selling, general and administrative expenses	28,599,190	30,131,964
Advertising expenses	1,137,878	1,530,000
Amortization	1,113,396	887,813
Loss (gain) on disposal of property and equipment	69,882	(136,204)
Impairment loss - goodwill	-	22,359,091

TOTAL OPERATING EXPENSES	30,920,346	54,772,664

INCOME (LOSS) FROM OPERATIONS	4,384,826	(15,862,345)

OTHER INCOME (EXPENSE):
Interest	(2,618,847)	(3,004,626)
Miscellaneous income	3,000,000	-

TOTAL OTHER INCOME (EXPENSE), NET	381,153	(3,004,626)

INCOME (LOSS) BEFORE INCOME TAXES	4,765,979	(18,866,971)

INCOME TAX EXPENSE	1,746,111	968,554

NET INCOME (LOSS)	$3,019,868	$(19,835,525)

NET INCOME (LOSS) PER SHARE - BASIC:	$0.14	$(0.92)

NET INCOME (LOSS) PER SHARE - DILUTED:	$0.14	$(0.92)

WEIGHTED AVERAGE SHARES USED IN COMPUTATION - BASIC	21,525,932	21,564,384
WEIGHTED AVERAGE SHARES USED IN COMPUTATION - DILUTED	21,525,932	21,564,384

See the accompanying notes to the consolidated financial statements.

VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)

							Accumulated
	Common		Additional		Treasury		Other
	Shares	Stock	Paid in	Treasury	Stock	Accumulated	Comprehensive		Comprehensive
	Issued	Par Value	Capital	Shares	Amount	Deficit	Loss	Total	Income (Loss)
Balance, October 31, 2007	21,800,555	$21,800	$58,307,395	194,250	$(474,441)	$(24,183,977)	$(67,136)	$33,603,641

Shares issued under employee
stock purchase plan	62,184	63	88,156					88,219

Shares repurchased				179,000	(242,860)			(242,860)

Net loss						(19,835,525)		(19,835,525)	$(19,835,525)

Unrealized loss on derivatives, net of taxes							(262,501)	(262,501)	(262,501)

Balance, October 31, 2008	21,862,739	21,863	58,395,551	373,250	(717,301)	(44,019,502)	(329,637)	13,350,974	$(20,098,026)

Shares issued under employee stock purchase plan	89,248	89	62,256					62,345

Shares repurchased				106,298	(86,848)			(86,848)

Net income						3,019,868		3,019,868	$3,019,868

Unrealized loss on derivatives, net of taxes							(119,109)	(119,109)	(119,109)

Balance, October 31, 2009	21,951,987	$21,952	$58,457,807	479,548	$(804,149)	$(40,999,634)	$(448,746)	$16,227,230	$2,900,759

See the accompanying notes to the consolidated financial statements.

VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended October 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,019,868	$(19,835,525)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation	3,853,864	4,063,178
Provision for bad debts	394,825	345,812
Provision for bad debts on notes receivable	30,893	532,043
Amortization	1,113,396	887,813
Impairment loss - goodwill	-	22,359,091
Non cash interest expense	78,242	110,450
Deferred tax expense	330,779	195,408
Loss (gain) on disposal of property and equipment	69,882	(136,204)

Changes in assets and liabilities:
Accounts receivable	397,932	(665,800)
Inventories	(495,379)	41,417
Other current assets	891,137	(929,392)
Other assets	9,107	11,763
Accounts payable	(115,554)	441,312
Accrued expenses	(310,513)	(595,210)
Customer deposits	(153,777)	(305,049)
NET CASH PROVIDED BY OPERATING ACTIVITIES	9,114,702	6,521,107

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment - net of debt	(2,306,192)	(3,560,014)
Proceeds from sale of property and equipment	136,876	253,725
Cash used for acquisitions	(1,694,236)	(429,608)
Cash used for purchase of trademark	-	(40,000)
NET CASH USED IN INVESTING ACTIVITIES	(3,863,552)	(3,775,897)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(3,313,077)	(3,282,217)
Purchase of treasury stock	(86,848)	(242,860)
Proceeds from issuance of common stock	62,345	88,219
NET CASH USED IN FINANCING ACTIVITIES	(3,337,580)	(3,436,858)

NET INCREASE (DECREASE) IN CASH	1,913,570	(691,648)

CASH AND CASH EQUIVALENTS - beginning of year	1,181,737	1,873,385

CASH AND CASH EQUIVALENTS - end of year	$3,095,307	$1,181,737

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION,
EXCLUDING NON-CASH FINANCING AND INVESTING ACTIVITIES
Cash paid for interest	$2,575,652	$2,922,374

Cash paid for taxes	$483,553	$2,354,300

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Notes payable issued in acquisitions	$2,500,000	$36,000
Equipment purchased by acquisition line	$300,000	$421,527

See the accompanying notes to the consolidated financial statements.

VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS OF THE COMPANY AND BASIS OF PRESENTATION

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

Accounts Receivable - Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. Management establishes the allowance for doubtful accounts by regularly evaluating past due balances, collection history as well as general economic and credit conditions. Individual accounts receivable are written off when deemed uncollectible, with any future recoveries recorded as income when received.

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

Goodwill and Other Intangibles – Intangible assets with lives restricted by contractual, legal, or other means are amortized over their useful lives. The Company defines an asset’s useful life as the period over which the asset is expected to contribute to the future cash flows of the entity.  Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The amount of impairment for goodwill and other intangible assets is measured as the excess of their carrying values over their implied fair values.  The Company conducted assessments of the carrying value of its goodwill using an independent third party valuation as of October 31, 2009 and determined that goodwill was not impaired.  A similar valuation was conducted and concluded that goodwill was impaired as of October 31, 2008. Other than goodwill, intangible assets consist primarily of customer lists and covenants not to compete, with estimated lives ranging from 3 to 10 years.

Impairment for Long-Lived and Intangible Assets – The Company reviews long-lived assets and certain identifiable intangible assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.  Recoverability is assessed based on estimated undiscounted future cash flows.  As of October 31, 2009 and 2008, the Company believes that there has been no impairment of its long-lived and intangible assets, other than goodwill as described above.

Stock-Based Compensation – The Company has several stock-based compensation plans under which incentive and non-qualified stock options and restricted shares may be granted, and an Employee Stock Purchase Plan (ESPP).  The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost is recognized over the period during which an employee is required to provide services in exchange for the award, the requisite service period (usually the vesting period). The Company provides an estimate of forfeitures at initial grant date. This policy had no material impact on the Company’s 2009 and 2008 results of operations since no options were issued or vested during those years.

Net Income (Loss) Per Share – Net income (loss) per share is based on the weighted average number of common shares outstanding during each period. Potential common shares are included in the computation of diluted per share amounts outstanding during each period that income is reported.  In periods in which the Company reports a loss, potential common shares are not included in the diluted earnings per share calculation since the inclusion of those shares in the calculation would be anti-dilutive. The Company considers outstanding “in-the-money” stock options, if any, as potential common stock in its calculation of diluted earnings per share and uses the treasury stock method to calculate the applicable number of shares.

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

Income Taxes – When calculating its tax expense and the value of tax related assets and liabilities the Company considers the tax impact of future events when determining the value of assets and liabilities in its financial statements and tax returns.  Accordingly, a deferred tax asset or liability is calculated and reported based upon the tax effect of the differences between the financial statement and tax basis of assets and liabilities as measured by the enacted rates that will be in effect when these differences reverse.  A valuation allowance is recorded if realization of the deferred tax assets is not likely.

Beginning at the start of fiscal year 2008, the Company adopted new accounting guidance on the accounting for uncertainty in income taxes. The Company uses a more-likely-than-not measurement attribute for all tax positions taken or expected to be taken on a tax return in order for those tax positions to be recognized in the financial statements.

Derivative Financial Instruments - The Company records all derivatives on the balance sheet at fair value. The Company utilizes interest rate swap agreements to hedge variable rate interest payments on its long-term debt.  The interest rate swaps are recognized on the balance sheet at their fair value as stated by the bank and are designated as cash flow hedges. Accordingly, the resulting changes in fair value of the Company’s interest rate swaps are recorded as a component of other comprehensive income (loss).  The Company assesses, both at a hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of the related hedged items. Gains and losses that are related to the ineffective portion of a hedge or terminated hedge are recorded in earnings.

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

Level 3 – Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment, or estimation.

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

Shipping and Handling Costs – The Company distributes its home and office products directly to its customers on its own trucks.  The delivery costs related to the Company’s route system, which are reported under selling, general, and administrative expenses, were approximately $12,785,000 and $13,526,000 for fiscal years 2009 and 2008, respectively.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued guidance that establishes principles and requirements for how the acquirer in a business combination recognizes and measures identifiable assets acquired, liabilities assumed, and non-controlling interests in the acquiree.  This guidance further addresses how goodwill acquired or a gain from a bargain purchase is to be recognized and measured and determines what disclosures are needed to enable users of the financial statements to evaluate the effects of the business combination.  This guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 which is fiscal 2010 for the Company.

In March of 2008, the FASB issued guidance that changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This guidance is effective for fiscal years and interim periods beginning after November 15, 2008.  The Company is currently assessing the impact, if any, this pronouncement will have on its reporting and when, if necessary, to implement enhanced reporting.

In April 2009, the FASB issued a statement that provides guidance on how to determine the fair value of assets and liabilities in an environment where the volume and level of activity for the asset or liability have significantly decreased and re-emphasizes that the objective of a fair value measurement remains an exit price. The statement is effective for periods ending after June 15, 2009, with earlier adoption permitted.   Accordingly, the Company adopted this statement as of August 1, 2009 and this adoption did not have a material impact on the consolidated financial statements.

In April 2009, the FASB issued a statement that requires companies to disclose the fair value of financial instruments within interim financial statements, adding to the current requirement to provide those disclosures annually. The statement is effective for periods ending after June 15, 2009, with earlier adoption permitted.  Accordingly, the Company adopted this statement as of July 31, 2009.

In May 2009, the FASB issued an accounting pronouncement establishing general standards of accounting for and disclosure of subsequent events, which are events occurring after the balance sheet date but before the date the financial statements are issued or available to be issued.  In particular, the pronouncement requires entities to recognize in the financial statements the effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process.  Entities may not recognize the impact of subsequent events that provide evidence about conditions that did not exist at the balance sheet date but arose after that date.  This pronouncement also requires entities to disclose the date through which subsequent events have been evaluated.  This pronouncement was effective for interim and annual reporting periods ending after June 15, 2009.  The Company adopted the provisions of this pronouncement for the interim period ended July 31, 2009, as required, and adoption did not have a material impact on the Company’s consolidated financial statements taken as a whole.

In June 2009, the FASB issued two related accounting pronouncements changing the accounting principles and disclosures requirements related to securitizations and special-purpose entities.  Specifically, these pronouncements eliminate the concept of a “qualifying special-purpose entity”, change the requirements for derecognizing financial assets and change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  These pronouncements also expand existing disclosure requirements to include more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  These pronouncements will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The recognition and measurement provisions regarding transfers of financial assets shall be applied to transfers that occur on or after the effective date.  The Company will adopt these new pronouncements on November 1, 2010, as required.  Management has not yet determined the impact adoption may have on the Company’s consolidated financial statements.

In June 2009, the FASB approved the FASB Accounting Standards Codification (Codification) as the single source of authoritative nongovernmental U.S. Generally Accepted Accounting Principles (U.S. GAAP).  The Codification does not change current U.S. GAAP but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative.  The Codification is effective for interim and annual periods ending after September 15, 2009.  The Codification was effective for the Company during its interim period ending September 30, 2009 and it did not have an impact on its financial condition or results of operations.

In August 2009, the FASB issued guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available.  In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles for measuring fair value, such as an income approach or market approach. The new guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The guidance is effective November 1, 2009. The Company is currently reviewing the impact, if any, that this new accounting standard will have on their consolidated financial statements.

4.	MERGERS AND ACQUISITIONS

During fiscal years 2009 and 2008, Vermont Pure Holdings, Ltd. made four acquisitions in each year.  The purchase price paid for the acquisitions for the respective years is as follows:

	2009	2008
Cash (including acquisition costs)	$1,694,236	$429,608
Issuance of debt	2,500,000	36,000
Other	1,965	-
	$4,196,201	$465,608

The allocation of purchase price related to these acquisitions for the respective years is as follows:

	2009	2008
Accounts Receivable, net	$378,433	$-
Equipment	748,456	65,528
Identifiable Intangible Assets	3,164,552	389,317
Goodwill	42,626	15,763
Inventory	6,484	-
Customer deposits	(144,350)	(5,000)
Purchase Price	$4,196,201	$465,608

The following table summarizes the pro forma consolidated condensed results of operations (unaudited) of the Company for the fiscal years ended October 31, 2009 and 2008 as though all the acquisitions had been consummated at the beginning of fiscal year 2008:

	2009	2008
Net Sales	$67,514,475	$72,854,493
Net Income (Loss)	$3,060,777	$(19,725,199)
Net Income (Loss) Per Share-Diluted	$.14	$(.91)
Weighted Average Common Shares Outstanding-Diluted	21,525,932	21,564,384

The operating results of the acquired entities have been included in the accompanying statements of operations since their respective dates of acquisition.

5.	EQUIPMENT RENTAL

The carrying cost of the equipment rented to customers, which is included in property and equipment in the consolidated balance sheets, is calculated as follows:

	2009	2008
Original Cost	$2,815,877	$3,125,883
Accumulated Depreciation	2,007,121	2,130,685
Carrying Cost	$808,756	$995,198

We expect to have revenue of $661,000 from the rental of such equipment over the next twelve months.

6.	ACCOUNTS RECEIVABLE

The activity in the allowance for doubtful accounts for the years ended October 31, 2009, and 2008 is as follows:

	2009	2008
Balance, beginning of year	$414,301	$354,825
Provision	489,434	345,812
Write-offs	(467,945)	(286,336)
Balance, end of year	$435,790	$414,301

7.	INVENTORIES

Inventories at October 31 consisted of:

	2009	2008
Finished Goods	$2,015,395	$1,557,914
Raw Materials	156,417	112,035
Total Inventories	$2,171,812	$1,669,949

Finished goods inventory consists of products that the Company sells such as, but not limited to, coffee, cups, soft drinks, and snack foods.  Raw material inventory consists primarily of bottle caps.

8.	PROPERTY AND EQUIPMENT, NET

Property and equipment at October 31 consisted of:

	Useful Life	2009	2008

Leasehold improvements	Shorter of useful life of asset or lease term	$1,637,482	$1,812,689
Machinery and equipment	3 - 10 yrs.	20,477,139	20,467,805
Bottles, racks and vehicles	3 - 7 yrs.	4,693,090	6,125,618
Furniture, fixtures and office equipment	3 - 7 yrs.	2,324,425	2,235,166
Construction in progress		164,771	136,005
Property and equipment before accumulated depreciation		29,296,907	30,777,283
Less accumulated depreciation		19,439,493	20,213,895
Property and equipment, net of accumulated depreciation		$9,857,414	$10,563,388

During 2008, the Company completed an extensive solar electricity generation installation in its Watertown facility to supply a significant amount of the energy for that facility.  The expenditures of the solar project are net of $1,311,000 received from a grant for the project through October 31, 2009.  The total cost of the project was $2,092,000.

Depreciation expense for the fiscal years ended October 31, 2009 and 2008 was $3,853,864, and $4,063,178, respectively.

9.	GOODWILL AND OTHER INTANGIBLE ASSETS

Components of other intangible assets at October 31 consisted of:

	2009		2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets:
Customer Lists and Covenants Not to Compete	$8,969,270	$5,223,343	$5,866,981	$4,113,807
Other Identifiable Intangibles	490,013	200,746	528,254	196,886
Total	$9,459,283	$5,424,089	$6,395,235	$4,310,693

Amortization expense for amortizable intangible assets for fiscal years 2009 and 2008, was $1,113,396, and $887,813, respectively.

Estimated amortization expense for the next five years is as follows:

Fiscal Year Ending	Amount
October 31, 2010	$1,065,000
October 31, 2011	926,000
October 31, 2012	779,000
October 31, 2013	702,000
October 31, 2014	296,000

The average remaining term of identifiable intangible assets with balances remaining to be amortized is 33 months.

An assessment of the carrying value of goodwill was conducted as of October 31, 2009, and 2008.  In 2009 it was determined that goodwill was not impaired.  In 2008, based on the analysis, it was determined at that time that goodwill was impaired.  In the second phase of the assessment process it was determined that goodwill on the Company’s books was overvalued by $22,359,091 on the assessment date, resulting in a non-cash impairment loss of that amount for 2008.  The changes in the carrying amount of goodwill for the fiscal years ended October 31, 2009 and 2008 are as follows:

	2009	2008
Beginning balance	$32,080,669	$54,423,997
Goodwill acquired during the year	42,625	15,763
Goodwill disposed of during the year	-	-
Impairment loss	-	(22,359,091)
Balance as of October 31	$32,123,294	$32,080,669

The assessment of the carrying value of goodwill is a two step process. In step one, the fair value of the Company is determined, using a weighted average of three different market approaches – quoted stock price, value comparisons to publicly traded companies believed to have comparable reporting units, and discounted net cash flow.  This approach provided a reasonable estimation of the value of the Company and took into consideration the Company’s thinly traded stock and concentrated holdings, market comparable valuations, and expected results of operations. The Company compared the resulting estimated fair value to its equity value as of October 31, 2009 and 2008 and determined no impairment of goodwill at October 31, 2009 and that there was an impairment of goodwill at October 31, 2008. Based on that finding for 2008, the assessment proceeded to step two, where the estimated fair value of the Company’s assets and liabilities (including unrecognized intangible assets) were allocated as if it had been acquired in a business combination and the estimated fair value was the price paid. An impairment was recognized as of October 31, 2008 in the amount by which the carrying value of goodwill exceeded the implied value of goodwill as determined in this allocation.  The Company is a single reporting unit as it does not have separate management of product lines and shares its sales, purchasing and distribution resources among the lines.

Impairment recorded in 2008 was primarily the result of a decline in the quoted market prices of the Company’s stock at year-end below its book carrying value, and was not due to any changes in the core business. There was no event or change in circumstance that would more likely than not reduce the fair value of our underlying net assets below their carrying amount prior to the annual impairment test.

10.	OTHER ASSETS

At October 31 the balance of other assets is itemized as follows:

	2009	2008
Note receivable, unsecured, due August 8, 2011, interest 0% per annum (net of an allowance for bad debt of $87,936 in 2009 and $57,043 for 2008)	$73,333	$113,333
Ownership interests	39,000	39,000
Total	$112,333	$152,333

In fiscal year 2008, the Company recorded a provision for bad debt expense on an unsecured, subordinated note receivable from Trident LLC.  The note, which was due in full in 2011 and had a principal balance of $475,000, represented the remaining portion of the sales price that was receivable from the sale of our retail operations in March, 2004.  The note was considered fully impaired primarily based on advice from Trident that it had closed its principal facility and generally ceased its operations due to cash flow problems. The provision for bad debt expense is reflected in selling, general and administrative expenses for the year ended October 31, 2008.  The Trident note and related provision were both written off in fiscal year 2009.

11.	ACCRUED EXPENSES

Accrued expenses as of October 31 are as follows:

	2009	2008
Payroll and Vacation	$1,002,147	$1,575,787
Interest	457,123	491,875
Health Insurance	392,293	403,325
Accounting and Legal	159,000	160,500
Termination Benefit	221,000	-
Miscellaneous	317,201	227,790
Total	$2,548,764	$2,859,277

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

On July 5, 2007 the Company and the Bank amended the facility.  The amendment extended the working capital and acquisition lines of credit by changing the Acquisition Loan termination date and Revolving Credit Loan maturity date to April 5, 2010 from April 5, 2008 and extended the Term Loan maturity date to January 5, 2014.  In conjunction with the extension of the maturity date, the monthly amortization amount on the Term Loan was fixed at $270,833 for the duration of the loan.  Prior to the amendment, the Term Loan maturity date was May 5, 2012 and the remaining amortization was scheduled to be monthly amounts, increasing from year to year, ranging from $312,500 to $395,833.  In addition, the amendment increased the Acquisition Loan availability to $10,000,000 and made up to $3,000,000 available from the Revolving Credit Loan for repurchase of Company stock or for repayment of subordinated debt and $2,200,000 available from the Acquisition Loan for installation of solar panels for electricity generation at the Company’s leased property in Watertown, Connecticut.  The amendment has provisions for amortization of the additional borrowed amounts over the remaining life of the loans starting approximately two years after disbursement.  It also altered some of the financial covenant calculations to provide for the additional borrowing.

Interest on the loans is based on the 30-day LIBOR plus an applicable margin based on the Company’s financial performance.  The applicable margin may vary from 125 to 225 basis points for the Acquisition and Revolving Credit Loans and 150 to 250 basis points for the Term Loan based on the level of senior debt to earnings before interest, taxes, depreciation, and amortization (EBITDA).  The applicable margins as of October 31, 2009 were 1.75% for the Term Loan and 1.5% for the Acquisition and Revolving Credit Loans, resulting in total variable interest rates of 2.00% and 1.75%, respectively.  The facility is secured by substantially all of the Company’s assets.  As of October 31, 2009, there was $13,542,000 outstanding on the Term Loan, and $4,300,000 outstanding on the Acquisition Loan.  There were no borrowings outstanding on the Revolving Credit Loan but there was an outstanding letter of credit of $1,563,000 issued against the Revolving Credit Loans availability as of the end of the fiscal year.

The facility with Bank of America requires that the Company be in compliance with certain financial covenants at the end of each fiscal quarter.  The covenants include senior debt service coverage as defined of greater than 1.25 to 1, total debt service coverage as defined of greater than 1 to 1, and senior debt to EBITDA as defined of no greater than 2.50 to 1.  As of October 31, 2009 and 2008, the Company was in compliance with all of the financial covenants of the facility.

On April 5, 2010 any balance on the Acquisition Loan converts to a term loan with equal annual installments payable over the next five years.  Any balance on the Revolving Loan will be due and payable on April 5, 2010.  We are currently negotiating to renew these facilities.  If we are unable to negotiate acceptable renewal terms, and no alternative funding is available, the Company’s business and its results of operations may be materially affected.

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

On May 7, 2009, with the mutual consent of the three subordinated debt holders, the Company paid $500,000 to John B. Baker as a payment of principal on his note. As of October 31, 2009, the Company had $13,500,000 of subordinated debt outstanding bearing an interest rate of 12%.

The notes are secured by all of the assets of the Company but specifically subordinated, with a separate agreement between the debt holders, to the senior credit facility described above.

Annual Maturities
Annual maturities of debt as of October 31, 2009 are summarized as follows:

	Term	Credit Lines	Subordinated	Total
Fiscal year ending October 31,
2010	$3,250,000	$430,000	$-	$3,680,000
2011	3,250,000	860,000	-	4,110,000
2012	3,250,000	860,000	13,500,000	17,610,000
2013	3,250,000	860,000	-	4,110,000
2014 and after	542,000	1,290,000	-	1,832,000
Total Debt	$13,542,000	$4,300,000	$13,500,000	$31,342,000

13.	INTEREST RATE SWAP AGREEMENTS

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

As of October 31, 2009, the total notional amount committed to the swap agreement was $10.2 million.  On that date, the variable rate on the remaining 25% of the term debt was 1.99%.

Based on the floating rate for respective years ended October 31, 2009 and 2008, the Company paid $477,542 more and $208,000 more in interest, respectively, than it would have without the interest rate swap agreements.

These swaps are considered cash flow hedges because they are intended to hedge, and are effective as a hedge, against variable cash flows.  As a result, the unrealized loss on derivative in connection with the interest rate swap agreement, recorded as a current liability, was $725,473 and $531,673 at October 31, 2009 and 2008.  The changes in the fair values of the derivatives, net of tax, are recognized as comprehensive income or loss until the hedged item is recognized in earnings.

14.	FAIR VALUES OF ASSETS AND LIABILITIES

Fair Value Hierarchy
The Company’s assets and liabilities measured at fair value are as follows:

	October 31, 2009
	Level 1	Level 2	Level 3
Liabilities:
Unrealized loss on derivatives	$-	$725,473	$-

15.	STOCK BASED COMPENSATION

Stock Option and Incentive Plans
In April 1998, the Company’s shareholders approved the 1998 Incentive and Non Statutory Stock Option Plan (the “1998 Plan”).  In April 2003, the Company’s shareholders approved an increase in the authorized number of shares to be issued under the 1998 Plan from 1,500,000 to 2,000,000.  This plan provides for issuance of up to 2,000,000 options to purchase the Company’s common stock under the administration of the compensation committee of the Board of Directors.  The intent of this plan is to issue options to officers, employees, directors, and other individuals providing services to the Company.  Of the total amount of shares authorized under this plan, 425,500 option shares are outstanding and 1,574,500 option shares are available for grant at October 31, 2009.

In April 2004, the Company’s shareholders approved the 2004 Stock Incentive Plan (the “2004 Plan”).  This plan provides for issuances of awards of up to 250,000 restricted or unrestricted shares, or incentive or non-statutory stock options, of the Company’s common stock. Of the total amount of shares authorized under this plan, 149,000 option shares are outstanding, 26,000 restricted shares have been granted, and 75,000 shares are available for grant at October 31, 2009.

All incentive and non-qualified stock option grants had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table summarizes the activity related to stock options and outstanding stock option balances during the last two fiscal years:

	Outstanding Options (Shares)	Weighted Average Exercise Price
Balance at October 31, 2007	659,500	$3.01
Expired	(66,800)	3.84
Balance at October 31, 2008	592,700	2.91
Expired	(18,200)	3.13
Balance at October 31, 2009	574,500	2.91

In 2009 and 2008, the 18,200 and 66,800 respective options that expired related to the 1998 Plan.

The total shares available for grant under all plans are 1,649,500 at October 31, 2009.

The following table summarizes information pertaining to outstanding stock options, all of which are exercisable, as of October 31, 2009:

Exercise Price Range	Outstanding Options (Shares)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value
$1.80 - $2.60	234,500	5.24	$2.32	$-
$2.81 - $3.38	295,000	1.13	3.22	-
$3.50 - $4.25	40,000	2.27	3.80	-
$4.28 - $4.98	5,000	2.17	4.98	-
	574,500	2.89	$2.91	$-

All of the outstanding options as of October 31, 2009 and 2008 were vested.

Outstanding options were granted with lives of 10 years and provide for vesting over a term of 0-5 years.

Employee Stock Purchase Plan (ESPP)

The Company maintains an ESPP, under which, as originally approved, 500,000 shares of common stock were reserved for issuance. On March 29, 2007 the Company’s stockholders approved an increase in the number of shares available under the plan from 500,000 to 650,000 shares.  The ESPP enables eligible employees to subscribe, through payroll deductions, to purchase shares of the Company's common stock at a purchase price equal to 95% of the fair market value on the last day of the payroll payment period.  At October 31, 2009, 641,747 shares have issued since the inception of the plan including 89,248 shares issued for proceeds of $62,345 in fiscal year 2009.  In fiscal year 2008 62,184 shares for proceeds of $88,219 were issued from the plan.  The plan reached its limit of shares in the option period ending December 31, 2009. There are no plans to increase the limit or create a similar plan.

16.	RETIREMENT PLAN

The Company has a defined contribution plan which meets the requirements of Section 401(k) of the Internal Revenue Code. All employees of the Company who are at least twenty-one years of age are eligible to participate in the plan. The plan allows employees to defer a portion of their salary on a pre-tax basis and the Company contributes 25% of amounts contributed by employees up to 6% of their salary. Company contributions to the plan amounted to $97,000, and $145,000, for the fiscal years ended October 31, 2009 and 2008, respectively.

17.	COMMITMENTS AND CONTINGENCIES

Operating Leases
The Company’s operating leases consist of trucks, office equipment and rental property.

Future minimum rental payments, including related party leases described below, over the terms of various lease contracts are approximately as follows:

Fiscal Year Ending October 31,
2010	$3,358,000
2011	2,629,000
2012	2,092,000
2013	1,810,000
2014	917,000
Thereafter	992,000
Total	$11,798,000

Rent expense was $3,665,000 and $3,586,000 for the fiscal years ended October 31, 2009 and 2008, respectively.

18.	RELATED PARTY TRANSACTIONS

Directors and Officers
The Baker family group, consisting of four current directors Henry Baker (Chairman Emeritus), Peter Baker (CEO), John Baker (Executive Vice President) and Ross Rapaport (Chairman), as trustee, together own a majority of our common stock.  In addition, in connection with the acquisition of Crystal Rock Spring Water Company in 2000, we issued members of the Baker family group 12% subordinated promissory notes secured by all of our assets.  The current balance on these notes is $13,500,000.

Henry Baker, had an employment contract with the Company through July 1, 2008. His contract entitled him to annual compensation of $47,000 as well as a leased Company vehicle. Since then he has been employed by the Company as an at-will employee at the discretion of management. Mr. Baker’s sons, John Baker and Peter Baker, have employment contracts with the Company through December 31, 2010.  They are also directors. The two contracts entitle the respective shareholders to annual compensation of $320,000 each and other bonuses and perquisites.

The Company leases a 67,000 square foot facility in Watertown, Connecticut and a 22,000 square foot facility in Stamford, Connecticut from a Baker family trust.  The lease in Stamford expires in October 2010.  On August 29, 2007 the Company finalized an amendment to our existing lease in Watertown which extended that lease to October 2016.

Future minimum rental payments under these leases are as follows:

Fiscal year ending October 31,	Stamford	Watertown	Total
2010	$248,400	$414,000	$662,400
2011	-	452,250	452,250
2012	-	452,250	452,250
2013	-	461,295	461,295
2014	-	461,295	461,295
2015	-	470,521	470,521
2016	-	470,521	470,521
Totals	$248,400	$3,182,132	$3,430,532

The Company’s Chairman of the Board, Ross S. Rapaport, who also acts as Trustee in various Baker family trusts is employed by Pepe & Hazard LLP a business law firm that the Company uses from time to time.  During fiscal 2009 and 2008 the Company paid approximately $69,000 and $63,000, respectively, for services provided by Pepe & Hazard LLP.

As of October 31, 2009, the Company had accrued $120,000 to pay Mr. Rapaport for work in 2009 that consumed more time than would routinely be required by his duties as chair of the Board.  Payment of this amount occurred after October 31, 2009 and was approved by the Company’s compensation committee.

Investment in Voyageur
The Company had an equity position in a software company named Voyageur Software, Inc. (Voyageur) formerly Computer Design Systems, Inc. One of the Company’s directors was a member of the board of directors of Voyageur.  The Company’s equity investment in Voyageur represented approximately 24% of the outstanding shares of the company.  In 2004, the Company determined that its investment in Voyageur was impaired and wrote off the carrying value of its investment.  On February 29, 2008, Voyageur sold substantially all of its assets to another software company and the proceeds were insufficient to provide a return to Voyageurs shareholders.  As a result of the sale, Voyageur ceased its operations. Software development and maintenance previously provided by Voyageur to the Company may now be provided by the buyer, an unrelated party.

During fiscal year 2008 the Company paid $45,011 for service, software, and hardware from Voyageur.  There were no payments to Voyageur in fiscal year 2009.

19.	INCOME TAXES

The following is the composition of income tax expense:

	2009	2008
Current:
Federal	$1,217,515	$412,009
State	197,818	361,137
Total current	1,415,333	773,146

Deferred:
Federal	295,844	183,582
State	34,934	11,826
Total deferred	330,778	195,408
Total income tax expense	$1,746,111	$968,554

Deferred tax assets (liabilities) at October 31, 2009 and October 31, 2008, are as follows:

	October 31,
	2009	2008
Deferred tax assets:
Allowance for doubtful accounts	$165,600	$157,434
Accrued compensation	229,506	296,118
Accrued liabilities and reserves	79,249	88,499
Interest rate swap	276,727	202,036
Capital loss carry forward	81,959	83,057
Valuation allowance	(81,959)	(83,057)
Total deferred tax assets	751,082	744,087

Deferred tax liabilities:
Depreciation	(1,639,881)	(1,576,065)
Amortization	(2,026,898)	(1,827,631)
Total deferred tax liabilities	(3,666,779)	(3,403,696)

Net deferred tax liability	$(2,915,697)	$(2,659,609)

During 2009 and 2008, the Company established a valuation allowance of $81,959 and $83,057, respectively, related to the capital loss carry forward deferred tax asset.

Income tax expense differs from the amount computed by applying the statutory tax rate to net (loss) income before income tax expense as follows:

	2009	2008
Income tax expense (benefit) computed at the statutory rate	$1,620,434	$(6,414,770)
Goodwill impairment	-	7,602,091
Energy Credit	-	(508,260)
Other differences	(27,939)	43,337
State income taxes	153,616	246,156
Income tax expense	$1,746,111	$968,554

The Company did not recognize an increase to tax liability for uncertain tax positions.   The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. Generally, the Company is no longer subject to U.S. federal, state and local tax examinations by tax authorities for years before October 31, 2005.

A reconciliation of the beginning and ending amount of unrecognized tax benefits including interest and penalties is as follows:

Balance at November 1, 2007	$119,000
Increases related to current year tax positions	-
Increases related to the prior year tax positions	17,000
Decreases related to prior year tax positions	-
Settlements	-
Expiration of Statutes	-
Balance at October 31, 2008	$136,000
Increases related to current year tax positions	-
Increases related to the prior year tax positions	34,000
Decreases related to prior year tax positions	-
Settlements	-
Expiration of Statutes	118,000
Balance at October 31, 2009	$52,000

The Company recognizes interest and penalties related to the unrecognized tax benefits in tax expense.  During the year ended October 31, 2009 the Company reduced interest and penalties by $27,000. In the year ended October 31, 2008, it recognized $17,000 of interest and penalties. The Company had approximately $35,000 and $62,000 of interest and penalties accrued at October 31, 2009 and 2008, respectively.

20.	NET INCOME (LOSS) PER SHARE

The following calculation provides the reconciliation of the denominators used in the calculation of basic and fully diluted earnings per share:

	2009	2008
Net Income (Loss)	$3,019,868	$(19,835,525)
Denominator:
Basic Weighted Average Shares Outstanding	21,525,932	21,564,384
Effect of Stock Options	-	-
Diluted Weighted Average Shares Outstanding	21,525,932	21,564,384

Basic Net Income (Loss) Per Share	$.14	$(.92)

Diluted Net Income (Loss) Per Share	$.14	$(.92)

There were 574,500 and 592,700 options outstanding for the years ended October 31, 2009 and 2008, respectively, that were not included in the dilution calculation because the options’ exercise price exceeded the market price of the underlying common shares.

21.	CONCENTRATION OF CREDIT RISK

The Company maintains its cash accounts at various financial institutions.  The balances at times may exceed federally insured limits.  At October 31, 2009, the Company had cash in deposits exceeding the insured limit by approximately $3,472,000.  Effective October 3, 2008, the Emergency Economic Stabilization Act temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The legislation provides that the basic deposit insurance limit will return to $100,000 after December 31, 2013.   In addition, the Company’s deposits are maintained in various financial institutions that are participating in the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program.  This program provides a full guarantee for all noninterest-bearing transaction accounts maintained at the various financial institutions through December 31, 2009.  Accordingly, all of the Company’s cash accounts are fully guaranteed at October 31, 2009.

22.	LITIGATION

On May 1, 2006, the Company filed a lawsuit in the Superior Court Department, County of Suffolk, Massachusetts, alleging malpractice and other wrongful acts against three law firms that had been representing the Company in litigation involving Nestlé Waters North America, Inc.: Hagens Berman Sobol Shapiro LLP, Ivey & Ragsdale, and Cozen O’Connor. The case is Vermont Pure Holdings, Ltd. vs. Cozen O'Connor et al., Massachusetts Superior Court CA No. 06-1814.

Until May 2, 2006, when the Company terminated their engagement, the three defendant law firms represented the Company in litigation in federal district court in Massachusetts known as Vermont Pure Holdings, Ltd. vs. Nestlé Waters North America, Inc. (the Nestlé litigation). The Company filed the Nestlé litigation in early August 2003.

The Company’s lawsuit alleges that the three defendant law firms wrongfully interfered with, and/or negligently failed to take steps to obtain, a proposed June 2003 settlement with Nestlé. The complaint includes counts involving negligence, breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, tortious interference with economic relations, civil conspiracy, and other counts, and seeks declaratory relief and compensatory and punitive damages.

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

On July 31, 2009, the Company reached a settlement with all defendants in the action other than Cozen O’Connor and a former partner in that firm, pursuant to which mutual releases have been executed. The Company received a one-time payment of $3 million which has been reflected in fiscal year 2009 as miscellaneous income.

An evidentiary hearing took place between October 1 and October 7, 2009, and certain matters relating to that hearing are currently under advisement with the Court. The Court has set a tentative trial date of March 4, 2010. Management intends to pursue the Company’s remaining claims, and to the extent of the counterclaims asserted against the Company, to defend the Company vigorously.

23.	REPURCHASE OF COMMON STOCK

In January 2006, the Company’s Board of Directors approved the purchase of up to 250,000 of the Company’s common shares at the discretion of management.  In May 2008, the Company’s Board of Directors approved the purchase of up to an additional 250,000 of the Company’s common shares at the discretion of management. In fiscal years 2009 and 2008, the Company purchased an additional 106,298 and 179,000 shares, respectively, for an aggregate purchase price of $86,848 and $242,860, respectively. Since the inception of the purchases, 407,998 shares, for a total of $539,455, have been purchased. The Company expects to continue to purchase stock in the open market but total purchases may not ultimately reach the limit established.  The Company has used internally generated cash to fund these purchases.

24.	SUBSEQUENT EVENTS

Management has evaluated subsequent events through January 25, 2010, which is the date the financial statements were issued.  There were no subsequent events that require adjustment to or disclosure in the consolidated financial statements.