Form 10-Q
period 2010-01-31
VERMONT PURE HOLDINGS LTD/DE
filed 2010-03-17
CIK 1123316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010
OR

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
Yes ☒                                                  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐                                                      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                    Accelerated filer ☐
Non-accelerated filer ☐                                                                                      Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes ☐                                                 No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares outstanding at March 9, 2010
Common Stock, $.001 Par Value	21,480,681

VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

Table of Contents

PART I - FINANCIAL INFORMATION

VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	October 31,
	2010	2009
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,258,266	$3,095,307
Accounts receivable - net	7,529,208	7,426,530
Inventories	2,129,975	2,171,812
Deferred tax asset	751,082	751,082
Other current assets	670,057	721,468

TOTAL CURRENT ASSETS	13,338,588	14,166,199

PROPERTY AND EQUIPMENT - net	9,362,023	9,857,414

OTHER ASSETS:
Goodwill	32,123,294	32,123,294
Other intangible assets - net	3,742,280	4,035,194
Other assets	102,333	112,333

TOTAL OTHER ASSETS	35,967,907	36,270,821

TOTAL ASSETS	$58,668,518	$60,294,434

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long term debt	$3,895,000	$3,680,000
Accounts payable	1,773,004	2,427,157
Accrued expenses	2,257,625	2,548,764
Current portion of customer deposits	691,472	696,779
Unrealized loss on derivatives	674,481	725,473
TOTAL CURRENT LIABILITIES	9,291,582	10,078,173

Long term debt, less current portion	13,134,167	14,161,667
Deferred tax liability	3,666,779	3,666,779
Subordinated debt	13,500,000	13,500,000
Customer deposits	2,636,547	2,660,585

TOTAL LIABILITIES	42,229,075	44,067,204

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock - $.001 par value, 50,000,000 authorized shares
21,960,229 issued and 21,480,681 outstanding shares as of
January 31, 2010 and 21,951,987 issued and 21,472,439
outstanding as of October 31, 2009	21,960	21,952
Additional paid in capital	58,462,447	58,457,807
Treasury stock, at cost, 479,548 shares as of January 31, 2010
and October 31, 2009	(804,149)	(804,149)
Accumulated deficit	(40,822,083)	(40,999,634)
Accumulated other comprehensive loss, net of tax	(418,732)	(448,746)
TOTAL STOCKHOLDERS' EQUITY	16,439,443	16,227,230

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$58,668,518	$60,294,434

See the notes to the condensed consolidated financial statements.

VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Three months ended January 31,
	2010	2009
	(Unaudited)

NET SALES	$16,184,915	$15,551,934

COST OF GOODS SOLD	7,667,469	7,431,474

GROSS PROFIT	8,517,446	8,120,460

OPERATING EXPENSES:
Selling, general and administrative expenses	6,920,640	6,810,257
Advertising expenses	356,688	283,389
Amortization	273,932	200,413
Loss (Gain) on disposal of property and equipment	50,189	(6,846)

TOTAL OPERATING EXPENSES	7,601,449	7,287,213

INCOME FROM OPERATIONS	915,997	833,247

OTHER EXPENSE:
Interest expense	615,063	683,064

INCOME BEFORE INCOME TAX EXPENSE	300,934	150,183

INCOME TAX EXPENSE	123,383	55,658

NET INCOME	$177,551	$94,525

NET INCOME PER SHARE - BASIC	$0.01	$-

NET INCOME PER SHARE - DILUTED	$0.01	$-

WEIGHTED AVERAGE SHARES USED IN COMPUTATION - BASIC	21,475,127	21,502,483
WEIGHTED AVERAGE SHARES USED IN COMPUTATION - DILUTED	21,475,127	21,502,483

See the notes to the condensed consolidated financial statements.

VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended January 31,
	2010	2009
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$177,551	$94,525
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	993,907	966,019
Provision for bad debts on accounts receivable	96,465	77,328
Provision for bad debts on notes receivable	8,203	10,000
Amortization	273,932	200,413
Non cash interest expense	18,982	19,907
Loss (gain) on disposal of property and equipment	50,189	(6,846)
Changes in assets and liabilities:
Accounts receivable	(199,143)	326,793
Inventories	41,837	(410,966)
Other current assets	30,433	(33,375)
Other assets	1,797	-
Accounts payable	(654,153)	(63,661)
Accrued expenses	(291,139)	(815,971)
Customer deposits	(29,345)	(105,984)
NET CASH PROVIDED BY OPERATING ACTIVITIES	519,516	258,182

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(648,982)	(191,309)
Proceeds from sale of property and equipment	100,277	43,168
Cash used for acquisitions	-	(251,328)
NET CASH USED IN INVESTING ACTIVITIES	(548,705)	(399,469)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long term debt	(812,500)	(833,507)
Purchase of treasury stock	-	(6,476)
Proceeds from sale of common stock	4,648	38,396
NET CASH USED IN FINANCING ACTIVITIES	(807,852)	(801,587)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(837,041)	(942,874)

CASH AND CASH EQUIVALENTS - beginning of period	3,095,307	1,181,737

CASH AND CASH EQUIVALENTS - end of period	$2,258,266	$238,863

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest	$597,340	$673,265

Cash payments for income taxes	$75,022	$75,000

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Reduction in notes payable for acquisition	$-	$22,263

Notes payable issued in acquisitions	$-	$75,000

Equipment purchased by acquisition line	$-	$300,000

See the notes to the condensed consolidated financial statements.

VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the condensed consolidated financial position, results of operations, and cash flows for the periods presented.  The results have been determined on the basis of generally accepted accounting principles and practices of the United States of America (“GAAP”), applied consistently with the Annual Report on Form 10-K of Vermont Pure Holdings, Ltd. (the “Company”) for the year ended October 31, 2009.

Certain information and footnote disclosures normally included in audited consolidated financial statements presented in accordance with GAAP have been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2009.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

The financial statements herewith reflect the consolidated operations and financial condition of Vermont Pure Holdings Ltd. and its wholly owned subsidiary Crystal Rock, LLC.

2.             GOODWILL AND OTHER INTANGIBLE ASSETS

Major components of intangible assets at January 31, 2010 and October 31, 2009 consisted of:

	January 31, 2010		October 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Customer Lists and Covenants Not to Compete	$8,969,270	$5,496,170	$8,969,270	$5,223,343
Other Identifiable Intangibles	471,031	201,851	490,013	200,746
Total	$9,440,301	$5,698,021	$9,459,283	$5,424,089

Amortization expense for the three month periods ending January 31, 2010 and 2009 was $273,932 and $200,413, respectively.

There were no changes in the carrying amount of goodwill for the three month period ending January 31, 2010.

3.             DEBT

As of January 31, 2010 the Company had outstanding balances of $12,729,000 on its term loan and $4,300,000 on its $10,000,000 acquisition line of credit with Bank of America.  In addition, there was an outstanding letter of credit for $1,583,000 issued against the $6,000,000 revolving line of credit’s availability.  As of January 31, 2010 there was $5,700,000 and $4,417,000 available on the acquisition and revolving lines of credit, respectively.

As of January 31, 2010, the Company had approximately $7,500,000 of debt subject to variable interest rates.  Under the senior credit agreement with Bank of America, interest is paid at a rate of LIBOR plus a margin of 1.75% on term debt and 1.50% on the acquisition line of credit resulting in variable interest rates of 1.98% and 1.73%, respectively at January 31, 2010.

The Company’s credit facility requires the Company to be in compliance with certain financial covenants at the end of each fiscal quarter.  The covenants include senior debt service coverage as defined of greater than 1.25 to 1, total debt service coverage as defined of greater than 1 to 1, and senior debt to EBITDA of greater than 2.50 to 1.  As of January 31, 2010, the Company was in compliance with these covenants.

As of January 31, 2010, the Company had $13,500,000 of subordinated debt outstanding bearing an interest rate of 12%.

On April 5, 2010 any balance on the acquisition line converts to a term loan with equal annual installments payable over the next five years.  Any balance on the revolving line will be due and payable on April 5, 2010.

4.             INVENTORIES

Inventories consisted of the following at:

	January 31, 2010	October 31, 2009
Finished Goods	$1,981,242	$2,015,395
Raw Materials	148,733	156,417
Total Inventories	$2,129,975	$2,171,812

5.             ON-BALANCE SHEET DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Derivative Financial Instruments
The Company has a stand-alone derivative financial instrument in the form of an interest rate swap agreement, which derives its value from underlying interest rates. This transaction involves both credit and market risk.  The notional amount is an amount on which calculations, payments, and the value of the derivative are based.  The notional amount does not represent direct credit exposures.  Direct credit exposure is limited to the net difference between the calculated amount to be received and paid, if any. Such difference, which represents the fair value of the derivative instrument, is reflected on the Company’s balance sheet as an unrealized gain or loss on derivatives.

The Company is exposed to credit-related losses in the event of nonperformance by the counterparties to these agreements.  The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures, and currently has no reason to believe that any counterparties will fail to fulfill their obligations.

Risk Management Policies - Hedging Instruments
The primary focus of the Company’s asset/liability management program is to monitor the sensitivity of the Company’s interest rate swap and its related value and the resulting assets and liabilities and net income or loss under varying interest rate scenarios and to take steps to control its risks.  On a quarterly basis, the Company simulates the net portfolio value and net income expected to be earned over a twelve-month period following the date of simulation.  The simulation is based on a projection of market interest rates at varying levels and estimates the impact of such market rates on the levels of interest-earning assets and interest-bearing liabilities during the simulation or measurement period.  Based upon the outcome of the simulation analysis, the Company considers the use of derivatives as a means of reducing the volatility of the net portfolio value and projected net income within certain ranges of projected changes in interest rates.  The Company evaluates the effectiveness of entering into any derivative instrument agreement by measuring the cost of such an agreement in relation to the changes in net portfolio value and net income volatility within an assumed range of interest rates.

The Company uses long-term variable rate debt as a source of funds for use in the Company’s general business purposes.  These debt obligations expose the Company to variability in interest payments due to changes in interest rates.  If interest rates increase, interest expense increases.  Conversely, if interest rates decrease, interest expense decreases.  Management believes it is prudent to limit the variability of a portion of its interest payments and, therefore, generally hedges a portion of its variable-rate interest obligations.  To meet this objective, management enters into interest rate swap agreements whereby the Company receives variable interest rate payments and makes fixed interest rate payments on a portion of its debt.

On October 5, 2007, the Company entered into an interest rate hedge swap agreement in conjunction with an amendment to its facility with Bank of America.  The intent of the instrument is to fix the interest rate on 75% of the outstanding balance on the Term Loan with Bank of America as required by the facility.  The swap fixes the interest rate for the swapped amount at 6.62% (4.87% plus the applicable margin, 1.75%) and matures in January 2014.

As of January 31, 2010, the total notional amount committed to the swap agreement was $9,500,000.  On that date, the variable rate on the remaining 25% of the term debt was 1.98%.  This agreement provided for the Company to receive payments at a variable rate determined by a specified index (30-day LIBOR) in exchange for making payments at a fixed rate.

At January 31, 2010 and 2009, the unrealized loss relating to interest rate swaps was recorded in current liabilities.  For the effective portion of the hedge, changes in the fair value of interest rate swaps designated as hedging instruments to mitigate the variability of cash flows associated with long-term debt are reported in other comprehensive income or loss net of tax effects.  Any ineffective portion of the hedge is recognized in earnings.  The cash flow hedge is 100% effective for the quarters ending January 31, 2010 and 2009.  These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the long-term debt affects earnings.  There was no other comprehensive income or loss reclassified into interest expense during the quarters ended January 31, 2010 and 2009.

As a result of the interest rate swap, the Company incurred and paid $115,000 of additional interest expense in the quarter ended January 31, 2010.  Additionally in the quarter ended January 31, 2010 the fair value of the swap changed from an unrealized loss on derivative liability at the beginning of the period of $725,473 to $674,481, resulting in an increase in other comprehensive income before taxes of $50,992.  The net unrealized gain after taxes for the period, which is recorded in stockholders’ equity as an adjustment to other comprehensive income, was $30,014.

6.             FAIR VALUES OF ASSETS AND LIABILITIES

Fair Value Hierarchy
The Company’s assets and liabilities measured at fair value under the levels of the fair value hierarchy are as follows:

	January 31, 2010
	Level 1	Level 2	Level 3
Liabilities:
Unrealized gain on derivatives	$-	$674,481	$-

7.              COMPREHENSIVE INCOME (LOSS)

The following table summarizes comprehensive income (loss) for the respective periods:

	Three Months Ended January 31,
	2010	2009
Net income	$177,551	$94,525
Other comprehensive income (loss): Unrealized gain (loss) on derivatives designated as cash flow hedges – net of tax	30,014	(227,958)
Comprehensive income (loss)	$207,565	$(133,433)

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

	Three Months Ended January 31,
	2010	2009
Net Income	$177,525	$94,525
Denominator:
Basic Weighted Average Shares Outstanding	21,475,127	21,502,483
Dilutive effect of Stock Options	-	-
Diluted Weighted Average Shares Outstanding	21,475,127	21,502,483
Basic Income Per Share	$.01	$.00
Diluted Income Per Share	$.01	$.00

There were 569,500 and 587,700 options outstanding as of January 31, 2010 and 2009, respectively.  For the three month period ended January 31, 2010 and 2009 there were no options used to calculate the effect of dilution because all of the outstanding options’ exercise prices exceeded the market price of the underlying common shares.

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

In April 2004, the Company’s stockholders approved the 2004 Stock Incentive Plan.  The plan provides for issuances of awards of up to 250,000 restricted or unrestricted shares of the Company’s common stock, or incentive or non-statutory stock options to purchase such common stock. Of the total amount of shares authorized under this plan, 149,000 option shares are outstanding, 26,000 restricted shares have been granted, and 75,000 shares are available for grant at January 31, 2010.

The options issued under the plans generally vest in periods up to five years based on the continuous service of the recipient and have 10 year contractual terms.  Share awards generally vest over one year.  Option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the plans).

There was an option for 5,000 shares of stock that expired in the first three months in each of fiscal years 2010 and 2009.  Other than the expirations, there was no activity related to stock options and outstanding stock option balances or other equity based compensation during the three month periods ended January 31, 2010 and 2009.  The Company did not grant any equity based compensation during the three months ended January 31, 2010 and 2009.

The following table summarizes information pertaining to outstanding stock options, all of which are exercisable, as of January 31, 2010:

Exercise Price Range	Outstanding Options (Shares)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value as of January 31, 2010
$1.80 - $2.60	234,500	5.0	$2.32	$-
$2.81 - $3.38	290,000	.9	3.23	-
$3.50 - $4.25	40,000	2.0	3.80	-
$4.28 - $4.98	5,000	1.9	4.98	-
	569,500	2.7	$2.91	$-

Outstanding options were granted with lives of 10 years and provide for vesting over a term of 0-5 years.  Since all outstanding stock options were fully vested as of January 31, 2010 there was no unrecognized share based compensation related to unvested options as of that date.  All incentive and non-qualified stock option grants had an exercise price equal to the market value of the underlying common stock on the date of grant.

Employee Stock Purchase Plan

On June 15, 1999, the Company’s stockholders approved the Vermont Pure Holdings, Ltd. 1999 Employee Stock Purchase Plan (“ESPP”).  On January 1, 2001, employees commenced participation in the plan.  The total number of shares of common stock issued under this plan during the three months ended January 31, 2010 and 2009 was 8,242 and 57,739 for proceeds of $4,648 and $38,397, respectively.

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

Termination Benefit

On February 6, 2009 the Company entered into a Severance and Release Agreement with an employee that has worked for the Company 59 years.  Under the agreement the Company is obligated to pay the employee, or his estate, $68,000 a year for 4 years starting at the date of the agreement.  On the date of the agreement, the Company recognized the full expense related to this special termination benefit.

10.           RECENT PRONOUNCEMENTS

The Financial Accounting Standards Board released an update to guidance for fair value measurements and disclosures. This update requires new disclosures for significant transfers in and out of Level 1 and Level 2 fair value measurements and separate presentation of certain information in the reconciliation for fair value measurements using significant unobservable inputs. In addition, the updated guidance clarifies the requirements of existing disclosures. The update is effective for interim and annual reporting periods beginning after December 15, 2009, which is the second quarter of fiscal 2010 for the Company. The Company does not expect this update to have a material impact on its consolidated financial statements

11.           SUBSEQUENT EVENT

Debt Restructuring
The Company is in the process of negotiating an amendment to its existing credit facility with Bank of America to renew its revolving line of credit and re-finance the balance on its term loan and acquisition line of credit. The Company expects to finalize the proposed amendment to the facility to by April 5, 2010, when its current lines of credit expire, but no assurance can be given that this will be the case.  The Company expects that this proposed amendment will provide adequate access to capital to fund future operations but if it is unable to amend its facility to extend its lines of credit, and no alternative funding is available, its business and its results of operations may be materially affected.  It is also expected that the terms of the maturity of the Company’s subordinated debt will change to be consistent with the proposed senior debt restructuring.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto as filed in our Annual Report on Form 10-K for the year ended October 31, 2009 as well as the condensed consolidated financial statements and notes contained herein.

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

Results of Operations

Overview and Trends

Our sales were higher and our business was more profitable in the first quarter of fiscal year 2010 than in the same period a year ago. The increase in sales and profit was largely due to acquisitions completed in fiscal year 2009.  Although, technically, the national economy is not in a recession, we believe that the economy is still soft in the markets in which we operate.  As a result, although we are hopeful that we can sustain the first quarter growth over the remainder of the fiscal year, there is no assurance we can do so. Accordingly, we continue to explore ways to leverage our distribution channels and operate our business efficiently.

Despite uncertainty in the regional economy, our business remains healthy.  We have conserved cash while reducing debt. We also have reduced capital spending while upgrading the quality of our bottles.  We continue to have borrowing capacity available on our lines of credit.  Although our lines of credit expire on April 5, 2010 we are negotiating with Bank of America to renew the lines by the expiration date in a restructured arrangement that includes our senior term debt.

Results of Operations for the Three Months Ended January 31, 2010 (First Quarter) Compared to the Three Months Ended January 31, 2009

Sales
Sales for the three months ended January 31, 2010 were $16,185,000 compared to $15,552,000 for the corresponding period in 2009, an increase of $633,000 or 4%.  The increase was primarily the result of sales from acquisitions that were consummated after the first quarter in fiscal year 2009. Sales related to those acquisitions totaled $718,000 in the first quarter of fiscal year 2010. Without including sales from acquisitions, total sales decreased by 1% in the first quarter of 2010 compared to the same period in 2009.

The comparative breakdown of sales of the product lines for the respective three-month periods ended January 31, 2010 and 2009 is as follows:

Product Line	2010	2009	Difference	% Diff.
(000's $)
Water	$6,620	$6,217	$403	6%
Coffee and Related	5,595	5,499	96	2%
Equipment Rental	2,243	2,142	101	5%
Other	1,727	1,694	33	2%
Total	$16,185	$15,552	$633	4%

Water – Sales of water increased compared to the same period in the prior year because volume in the first quarter of 2010 increased 4% and the average selling price increased 2% from the first quarter of 2009.  The increase in sales is related to acquisitions.  Acquisitions accounted for $427,000 of sales, or 6%, in fiscal year 2010.  Net of acquisitions, sales for the category decreased slightly.

Coffee and Related Products – The increase in sales in the first quarter of 2010 compared to the comparable period in 2009 was attributable to the growth of single serve coffee, which grew 10%, to $2,850,000 in the first quarter of 2010 compared to $2,594,000 in the same period in fiscal year 2008.  Other products in this category, traditional coffee and ancillary refreshment products declined 6% in the first quarter compared to the same quarter a year ago. The decrease in traditional coffee products is a result of lower demand in our market because of the appeal of single serve products.  Acquisitions had no significant affect on this category.

Equipment Rental – Equipment rental revenue increased in the first quarter of 2010 compared to the comparable period in 2009 as a result of an increase in both average rental prices and placements of equipment.  Sales were 1% higher in the first quarter of 2010 due to increased equipment placements and 4% higher as a result of an increase in prices as compared to the first quarter of 2009. Sales increased $127,000, or 6%, as a result of acquisitions. Net of acquisitions, sales decreased slightly for the category.

Other – The increase in other revenue is attributable to higher sales of other products, including single serve beverages, cups, and vending, in the first quarter of 2010 compared to the same period a year ago. Sales in this category increased $61,000 as a result of acquisitions. Net of acquisitions, sales decreased 2%.

Gross Profit/Cost of Goods Sold – For the three months ended January 31, 2010, gross profit was $8,517,000 compared to  $8,120,000 for the comparable period in 2009.  As a percentage of sales, gross profit increased to 53% in the first quarter of 2010 from 52% in the first quarter of 2009. The increase in gross profit of $397,000, or 5%, was primarily due to higher sales, primarily as a result of acquisitions.  The improvement in gross profit percentage was due to the change in product sales mix including an increase in higher margin water sales.

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

Operating Expenses and Income from Operations
Total operating expenses increased to $7,601,000 in the first quarter of 2010 from $7,287,000 in the comparable period in 2009, an increase of $314,000, or 4%.

Selling, general and administrative (SG&A) expenses of $6,920,000 in the first quarter of 2010 increased $110,000, or 2%, from $6,810,000 in the comparable period in 2009.  Of total SG&A expenses, route distribution costs increased $80,000, or 1%, as a result of higher fuel and sales-related compensation costs; selling costs increased $49,000, or 1% as a result of higher sales-related compensation costs; and administration costs decreased $19,000 as a result of lower labor costs.

Advertising expenses were $357,000 in the first quarter of 2010 compared to $283,000 in the first quarter of 2009, an increase of $74,000, or 26%. The increase in advertising costs is primarily related to an increase in agency costs and internet advertising.

Amortization increased to $274,000 in the first quarter of 2010 from $200,000 in the comparable quarter in 2009.  Amortization is attributable to intangible assets that were acquired as part of acquisitions in recent years.

Income from operations for the three months ended January 31, 2010 was $916,000 compared to $833,000 in the comparable period in 2009, an increase of $83,000, or 10%.  The increase was a result of higher sales and product margins which were partially offset by increased operating expenses.

Interest, Taxes, and Other Expenses
Interest expense was $615,000 for the three months ended January 31, 2010 compared to $683,000 in the three months ended January 31, 2009, a decrease of $68,000.  The decrease is attributable to lower outstanding debt and lower interest rates during the first quarter of 2010 compared to the first quarter of 2009.

Income before income taxes was $301,000 for the three months ended January 31, 2010 compared to income before income taxes of $150,000 in the corresponding period in 2009, an increase of $151,000. The tax expense for the first quarter of fiscal year 2010 was $123,000 and was based on the expected effective tax rate of 41%.  We recorded a tax expense of $56,000 related to income from operations in the first quarter of fiscal year 2009 based on an effective tax rate of 37%.   The lower effective tax rate in 2009 was primarily a result of a reduction of our tax reserves in 2009 and estimated increases in non-deductible items in 2010 as compared to 2009.

Net Income
Net income increased to $178,000 for the three months ended January 31, 2010 from $95,000 in the corresponding period in 2009.  The increase is attributable to higher sales and product margins, and proportionately similar operating expenses for the first quarter of 2010 as compared to the same period in fiscal year 2009.

Liquidity and Capital Resources

As of January 31, 2010, we had working capital of $4,047,000 compared to $4,088,000 as of October 31, 2009, a decrease of $41,000.  The relatively stable working capital balance was reflective of the consistent working capital sources and uses in the first quarter of 2010. Net cash provided by operating activities increased $262,000 to $520,000 in 2010 from $258,000 in 2009. The increase was primarily attributable to higher net income and lower cash usage for inventory.

In the first three months of fiscal year 2010, we used $812,000 for scheduled repayments of our senior term debt. In addition, we used $649,000 for capital expenditures. Cash expenditures for capital additions were $458,000 higher than for the same period last year because of higher outlays for water bottles and coolers.  In addition, we borrowed $300,000 from our line of credit in the first quarter of 2009 to pay for capital expenditures.

As of January 31, 2010 we had outstanding balances of $12,729,000 on our term loan and $4,300,000 on our $10,000,000 acquisition line of credit with Bank of America.  In addition, there was no balance outstanding but an outstanding letter of credit for $1,583,000 issued against our $6,000,000 revolving line of credit.  As of January 31, 2010 there was $5,700,000 and $4,417,000 available on the acquisition and revolving lines of credit, respectively.

We are in the process of negotiating an amendment to our existing credit facility with Bank of America to renew our revolving line of credit and re-finance the balance on our term loan and acquisition line of credit. We expect to finalize the proposed amendment to the facility to by April 5, 2010, when our current lines of credit expire, but no assurance can be given that this will be the case. Further, we expect that this proposed amendment will provide adequate access to capital to fund future operations but if we are unable to amend our facility to extend our lines of credit, and no alternative funding is available, our business and results of operations may be materially affected.  It is also expected that the terms of the maturity of our subordinated debt will change to be consistent with the proposed senior debt restructuring.
Our credit facility requires that we be in compliance with certain financial covenants at the end of each fiscal quarter.  The covenants include senior debt service coverage as defined of greater than 1.25 to 1, total debt service coverage as defined of greater than 1 to 1, and senior debt to EBITDA as defined of no greater than 2.5 to 1.  As of January 31, 2010, we were in compliance with all of the financial covenants of our credit facility.

As of January 31, 2010, we had an interest rate swap agreement with Bank of America in effect.  The intent of the instrument is to fix the interest rate on 75% of the outstanding balance on the Term Loan as required by the credit facility.  The swap fixes the interest rate for the swapped amount at 6.62% (4.87% plus the applicable margin, 1.75%). The amendment to our bank facility referenced above will require that we will have a minimum of 75% of the term loan at a fixed interest rate at any point in time. This will result in an increase in our interest rate swap(s) if the amendment closes.

The net deferred tax liability at January 31, 2010 represents future tax consequences of temporary differences, primarily attributable to depreciation and amortization, that will result in future taxable income.

In addition to our senior and subordinated debt commitments, we have significant future cash commitments, primarily in the form of operating leases that are not reported on the balance sheet. The following table sets forth our contractual commitments in future fiscal years:

	Payment due by fiscal year
Contractual Obligations (1)	Total	Remainder of 2010	2011-2012	2013-2014	After 2015
Debt	$30,529,000	$2,867,000	$21,720,000	$5,512,000	$430,000
Interest on Debt (2)	7,618,000	1,740,000	4,088,000	1,787,000	3,000
Operating Leases	11,098,000	2,509,000	4,787,000	2,821,000	981,000
Total	$49,245,000	$7,116,000	$30,595,000	$10,120,000	$1,414,000

(1) Customer deposits have been excluded from the table.  Deposit balances vary from period to period with water sales but future increases and decreases in the balances are not accurately predictable.   Deposits are excluded because, net of periodic additions and reductions, it is probable that a customer deposit balance will always be outstanding as long as the business operates.

(2) Interest based on 75% of outstanding senior debt at the hedged interest rate discussed above, 25% of outstanding senior debt at a variable rate of 1.98%, and subordinated debt at a rate of 12%.

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

Changes in Internal Control over Financial Reporting.

During the three months ended January 31, 2010, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings.

With respect to the Company’s lawsuit filed in May 2006 in Massachusetts Superior Court against its former legal counsel (Vermont Pure Holdings, Ltd. vs. Cozen O’Connor et al., CA No. 06-1814), as more fully described in Part I, Item 3 of our Annual Report on Form 10-K for the Year Ended October 31, 2009, the following developments occurred subsequent to the evidentiary hearing that took place between October 1 and October 7, 2009.

On February 8, 2010, the Court made certain rulings in favor of the Company based on the evidence submitted at the hearing, and denied a further motion by the remaining defendants to dismiss the case. The Court has set a tentative trial date of May 26, 2010. Management intends to pursue the Company’s remaining claims, and to the extent of the counterclaims asserted against the Company, to defend the Company vigorously.

Item 1A.    Risk Factors.

There was no change in the three months ended January 31, 2010 from the Risk Factors reported in our Annual Report on Form 10-K for the year ended October 31, 2009.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Other Information.

None.

Item 5.     Exhibits.

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

Dated: March 17, 2010	VERMONT PURE HOLDINGS, LTD.

	By:	/s/ Bruce S. MacDonald
Bruce S. MacDonald
Vice President, Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

Exhibits Filed Herewith
Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002