Form 10-Q
period 2010-04-30
Crystal Rock Holdings, Inc.
filed 2010-06-14
CIK 1123316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2010
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _________

Commission File Number: 000-31797

CRYSTAL ROCK HOLDINGS, INC.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___                                                 No   X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares outstanding at June 9, 2010
Common Stock, $.001 Par Value	21,480,681

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CRYSTAL ROCK HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	October 31,
	2010	2009
	(unaudited)	(Audited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,310,553	$3,095,307
Accounts receivable - net	7,985,918	7,426,530
Inventories	2,072,001	2,171,812
Deferred tax asset	751,082	751,082
Other current assets	778,809	721,468

TOTAL CURRENT ASSETS	12,898,363	14,166,199

PROPERTY AND EQUIPMENT - net	9,173,495	9,857,414

OTHER ASSETS:
Goodwill	32,123,294	32,123,294
Other intangible assets - net	3,607,003	4,035,194
Other assets	92,333	112,333

TOTAL OTHER ASSETS	35,822,630	36,270,821

TOTAL ASSETS	$57,894,488	$60,294,434

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long term debt	$2,221,895	$3,680,000
Accounts payable	1,824,789	2,427,157
Accrued expenses	2,510,037	2,548,764
Current portion of customer deposits	684,061	696,779
Unrealized loss on derivatives	752,338	725,473
TOTAL CURRENT LIABILITIES	7,993,120	10,078,173

Long term debt, less current portion	13,286,000	14,161,667
Deferred tax liability	3,666,779	3,666,779
Subordinated debt	13,500,000	13,500,000
Customer deposits	2,602,898	2,660,585

TOTAL LIABILITIES	41,048,797	44,067,204

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock - $.001 par value, 50,000,000 authorized shares
21,960,229 issued and 21,480,681 outstanding shares as of
April 30, 2010 and 21,951,987 issued and 21,472,439
outstanding shares as of October 31, 2009	21,960	21,952
Additional paid in capital	58,462,448	58,457,807
Treasury stock, at cost, 479,548 shares as of April 30, 2010
and October 31, 2009	(804,149)	(804,149)
Accumulated deficit	(40,370,009)	(40,999,634)
Accumulated other comprehensive loss, net of tax	(464,559)	(448,746)
TOTAL STOCKHOLDERS' EQUITY	16,845,691	16,227,230

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$57,894,488	$60,294,434

See notes to the condensed consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended April 30,		Six months ended April 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)

NET SALES	$17,158,643	$16,755,568	$33,343,558	$32,307,502

COST OF GOODS SOLD	7,905,250	7,928,948	15,572,719	15,360,422

GROSS PROFIT	9,253,393	8,826,620	17,770,839	16,947,080

OPERATING EXPENSES:
Selling, general and administrative expenses	7,269,632	7,282,730	14,190,272	14,092,987
Advertising expenses	355,845	214,393	712,533	497,782
Amortization	275,491	256,947	549,423	457,360
Loss on disposal of property and equipment	2,389	12,913	52,578	6,067

TOTAL OPERATING EXPENSES	7,903,357	7,766,983	15,504,806	15,054,196

INCOME FROM OPERATIONS	1,350,036	1,059,637	2,266,033	1,892,884

OTHER EXPENSE:
Interest expense	607,401	651,771	1,222,464	1,334,835

INCOME BEFORE INCOME TAXES	742,635	407,866	1,043,569	558,049

INCOME TAX EXPENSE	290,561	175,597	413,944	231,255

NET INCOME	$452,074	$232,269	$629,625	$326,794

NET INCOME PER SHARE - BASIC	$0.02	0.01	$0.03	0.02

NET INCOME PER SHARE - DILUTED	$0.02	$0.01	$0.03	$0.02

WEIGHTED AVERAGE SHARES USED IN COMPUTATION - BASIC	21,480,681	21,540,730	21,477,858	21,521,277
WEIGHTED AVERAGE SHARES USED IN COMPUTATION - DILUTED	21,480,681	21,540,730	21,477,858	21,521,277

See notes to the condensed consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended April 30,
	2010	2009
	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$629,625	$326,794
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,995,135	1,954,475
Provision for bad debts on accounts receivable	180,933	187,577
Provision for bad debts on notes receivable	17,055	14,031
Amortization	549,423	457,360
Non cash interest expense	36,177	39,584
Loss on disposal of property and equipment	52,578	6,067
Changes in operating assets and liabilities:
Accounts receivable	(740,321)	223,438
Inventories	99,811	(535,469)
Other current assets	(46,289)	897,881
Other assets	2,945	5,969
Accounts payable	(602,368)	(358,697)
Accrued expenses	(38,727)	(508,934)
Customer deposits	(70,405)	(80,086)
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,065,572	2,629,990

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,541,452)	(953,693)
Proceeds from sale of property and equipment	185,075	71,026
Cash used for acquisitions	(66,931)	(1,460,202)
NET CASH USED IN INVESTING ACTIVITIES	(1,423,308)	(2,342,869)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net line of credit borrowings	-	535,780
Principal payments on long term debt	(2,341,667)	(1,686,825)
Payments of debt issuance costs	(90,000)	-
Purchase of treasury stock	-	(6,476)
Sale of common stock	4,649	38,396
NET CASH USED IN FINANCING ACTIVITIES	(2,427,018)	(1,119,125)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,784,754)	(832,004)

CASH AND CASH EQUIVALENTS - Beginning of period	3,095,307	1,181,737

CASH AND CASH EQUIVALENTS - End of period	$1,310,553	$349,733

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$1,177,979	$1,312,260

Cash paid (received) for income taxes	$383,172	$(802,800)

Notes payable issued in acquisitions	$7,895	$3,039,928

Property, plant and equipment financed with proceeds from debt	$-	$329,829

See notes to the condensed consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

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

On May 1, 2010, the Company changed its name to Crystal Rock Holdings, Inc.

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

The financial statements herewith reflect the consolidated operations and financial condition of Crystal Rock Holdings, Inc. and its wholly owned subsidiary Crystal Rock LLC.

2.           GOODWILL AND OTHER INTANGIBLE ASSETS

Major components of intangible assets at April 30, 2010 and October 31, 2009 consisted of:

	April 30, 2010		October 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Customer Lists and Covenants Not to Compete	$9,036,680	$5,770,559	$8,969,270	$5,223,343
Other Identifiable Intangibles	543,836	202,954	490,013	200,746
Total	$9,580,516	$5,973,513	$9,459,283	$5,424,089

Amortization expense for the three month periods ending April 30, 2010 and 2009 was $275,491 and $256,947, and for the six month periods ending the time was $549,423 and $457,360, respectively.

There were no changes in the carrying amount of goodwill for the six month period ending April 30, 2010.

3.           DEBT

On April 5, 2010, the Company and its subsidiaries amended its Credit Agreement (“the New Agreement”) with Bank of America to provide a senior financing facility consisting of term debt and a revolving line of credit.  Under the New Agreement, Bank of America is the Company’s sole lender. Webster Bank, a participating lender prior to the amendment, is no longer party to the agreement.

The New Agreement has a total loan capacity of $20,500,000 and obligates the Company to a $15,500,000 term note and access to a $5,000,000 revolving line of credit. The term note is to refinance its previous senior term debt and acquisition line of credit. The revolving line of credit can be used for the purchase of fixed assets, to fund acquisitions, to collateralize letters of credit, and for operating capital.  There was no balance on the line of credit but it collateralized a letter of credit of $1,583,000 as of April 30, 2010.  So, as of April 30, 2010 there was $3,417,000 available to borrow from the revolving line of credit. There was $15,500,000 outstanding on the term note as of April 30, 2010.

The New Agreement amortizes the term note over a five year period with 59 equal monthly installments of $184,500, commencing May 5, 2010, and a final payment of $4,614,500 due at the end of five years. The revolving line of credit matures in three years.   The Company is subject to various restrictive covenants under the agreement, and is prohibited from entering into other debt agreements without the bank’s consent.

Under the New Agreement, interest is paid at a rate of one-month LIBOR plus a margin determined by certain leverage ratios specified in the agreement which, as of April 30, 2010, is 2.25% for the term note and 2.00% for the revolving line of credit. The Company is required to fix the interest rate on 75% of the outstanding balance of the term note and accomplishes this by entering into interest rate swap agreements.  As of April 30, 2010, the Company had $3,875,000 of the term debt subject to variable interest rates.  The one-month LIBOR was .26% resulting in total variable interest rates of 2.51% and 2.26%, for the term note and the revolving line of credit as of April 30, 2010.

In conjunction with the New Agreement, the maturity date of the subordinated debt owed to Henry, Peter and Jack Baker in the aggregate principal amount of $13,500,000 was extended to October 5, 2015.  As of April 30 2010, the Company had $7,895 of debt outstanding related to an acquisition in addition to the bank and subordinated debt.

The New Agreement requires the Company to be in compliance with certain financial covenants at the end of each fiscal quarter.  The covenants include senior debt service coverage as defined of greater than 1.25 to 1, total debt service coverage as defined of greater than 1 to 1, and senior debt to EBITDA of greater than 2.50 to 1.  As of April 30, 2010, the Company was in compliance with these covenants.

4.           INVENTORIES

Inventories consisted of the following at:

	April 30, 2010	October 31, 2009

Finished Goods	$1,945,073	$2,015,395
Raw Materials	126,928	156,417
Total Inventories	$2,072,001	$2,171,812

5.         ON-BALANCE SHEET DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Derivative Financial Instruments
The Company has stand-alone derivative financial instruments in the form of interest rate swap agreements, which derive their value from underlying interest rates. These transactions involve both credit and market risk.  The notional amount is an amount on which calculations, payments, and the value of the derivative are based.  The notional amount does not represent direct credit exposure.  Direct credit exposure is limited to the net difference between the calculated amount to be received and paid, if any. Such difference, which represents the fair value of the derivative instrument, is reflected on the Company’s balance sheet as an unrealized gain or loss on derivatives.

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

On October 5, 2007, the Company entered into an interest rate hedge swap agreement (old swap) in conjunction with an amendment to its credit facility with Bank of America.  The intent of the instrument was to fix the interest rate on 75% of the outstanding balance on the term loan (the swapped amount) with Bank of America as required by the facility.  The swap fixed the interest rate for the swapped amount at 4.87% and matures in January 2014.

On April 5, 2010, in conjunction with the New Agreement, the Company entered into an interest rate swap agreement (offsetting swap) to offset the old swap for which it receives 1.30% of the scheduled balance of the old term loan. In addition, it entered into a swap agreement (new swap) to fix the interest rate of 75% of the outstanding balance of the new term note at 4.26% (2.01% plus the applicable margin, 2.25%) maturing May 2015.

The offsetting swap effectively removed any exposure to change in the fair value of the old swap and set a fixed net payment schedule based on the scheduled balance of the old term loan until January 2014 when both swaps mature.

As of April 30, 2010, the total notional amount committed to the new swap agreement was $11,625,000.  On that date, the variable rate on the remaining 25% of the term note ($3,875,000) was 2.51%.  This agreement provided for the Company to receive payments at a variable rate determined by a specified index (one-month LIBOR) in exchange for making payments at a fixed rate of 4.26%.

At April 30, 2010 and 2009, the net unrealized loss relating to interest rate swaps was recorded in current liabilities.  For the effective portion of the hedges, which is the new swap, changes in the fair value of interest rate swaps designated as hedging instruments to mitigate the variability of cash flows associated with long-term debt are reported in other comprehensive income or loss net of tax effects.    The new swap is effective for the quarter and six months ending April 30, 2010. The old swap, which had the credit agreement with Bank America underlying at the time, was effective during  the quarter and six months ended April 30, 2010 through the date of the New Agreement and for six months ending April 30, 2009.  The amounts relating to the old swap previously reflected in accumulated other comprehensive income is amortized to earnings over the remaining term of the undesignated cash flow hedge.  Payments on the old swap and receipt of income on the offsetting swap is now reported as net interest expense and an adjustment to other comprehensive income or loss net of tax effects.

As a result of the interest rate swaps, the Company incurred and paid $113,000 and $229,000 of additional interest expense for the three and six months ended April 30, 2010, respectively.  Additionally in the six months ended April 30, 2010 the fair value of the swaps changed from an unrealized loss on derivative liability at the beginning of the period of $725,473 to $752,338.

6.           FAIR VALUES OF ASSETS AND LIABILITIES

Fair Value Hierarchy
The Company’s assets and liabilities measured at fair value under the levels of the fair value hierarchy are as follows:

	April 30, 2010
	Level 1	Level 2	Level 3
Liabilities:
Unrealized loss on derivatives	$-	$752,338	$-

7.           COMPREHENSIVE INCOME

The following table summarizes comprehensive income for the respective periods:

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009
Net income	$452,074	$232,269	$629,625	$326,794
Other comprehensive income (loss):
Amortization of loss on derivative undesignated as cash flow hedge – net of tax	15,257	-	15,257	-
Unrealized gain (loss) on derivatives designated as cash flow hedges – net of tax	(61,084)	23,782	(31,070)	(204,176)
Comprehensive income	$406,247	$256,051	$613,812	$122,618

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

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009
Net Income	$452,074	$232,269	$629,625	$326,794
Denominator:
Basic Weighted Average Shares Outstanding	21,480,681	21,540,730	21,477,858	21,521,277
Dilutive effect of Stock Options	-	-	-	-
Diluted Weighted Average Shares Outstanding	21,480,681	21,540,730	21,477,858	21,521,277
Basic Income Per Share	$.02	$.01	$.03	$.02
Diluted Income Per Share	$.02	$.01	$.03	$.02

There were 569,500 and 587,700 options outstanding as of April 30, 2010 and 2009, respectively.  For the three month period ended April 30, 2010 and 2009 there were no options used to calculate the effect of dilution because all of the outstanding options’ exercise prices exceeded the market price of the underlying common shares.

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

In April 2004, the Company’s stockholders approved the 2004 Stock Incentive Plan.  The plan provides for issuances of awards of up to 250,000 restricted or unrestricted shares of the Company’s common stock, or incentive or non-statutory stock options to purchase such common stock. Of the total amount of shares authorized under this plan, 149,000 option shares are outstanding, 26,000 restricted shares have been granted, and 75,000 shares are available for grant at April 30, 2010.

The options issued under the plans generally vest in periods up to five years based on the continuous service of the recipient and have 10 year contractual terms.  Share awards generally vest over one year.  Option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the plans).

There was an option for 5,000 shares of stock that expired in the first six months in each of fiscal years 2010 and 2009.  Other than the expirations, there was no activity related to stock options and outstanding stock option balances or other equity based compensation during the six month periods ended April 30, 2010 and 2009 and no activity for the three months ended the same time.  The Company did not grant any equity based compensation during the three or six months ended April 30, 2010 and 2009.

The following table summarizes information pertaining to outstanding stock options, all of which are exercisable, as of April 30, 2010:

Exercise Price Range	Outstanding Options (Shares)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value as of April 30, 2010
$1.80 - $2.60	234,500	4.7	$2.32	$-
$2.81 - $3.38	290,000	.6	3.23	-
$3.50 - $4.25	40,000	1.8	3.80	-
$4.28 - $4.98	5,000	1.7	4.98	-
	569,500	2.4	$2.91	$-

Outstanding options were granted with lives of 10 years and provide for vesting over a term of 0-5 years.  Since all outstanding stock options were fully vested as of April 30, 2010 there was no unrecognized share based compensation related to unvested options as of that date.  All incentive and non-qualified stock option grants had an exercise price equal to the market value of the underlying common stock on the date of grant.

Employee Stock Purchase Plan

On June 15, 1999, the Company’s stockholders approved the 1999 Employee Stock Purchase Plan (“ESPP”).  On January 1, 2001, employees commenced participation in the plan.  The total number of shares of common stock issued under this plan during the six months ended April 30, 2010 and 2009 was 8,242 and 57,739 for proceeds of $4,648 and $38,397, respectively.

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

10.           SUBSEQUENT EVENT

Reference is made to the Company’s lawsuit filed in May 2006 in the Superior Court Department, County of Suffolk, Massachusetts, CA No. 06-1814, against three law firms and individual members thereof that had been representing the Company in litigation, as more fully described in Part I, Item 3 of its Annual Report on Form 10-K for the Year Ended October 31, 2009, and Part II, Item 1 of its Quarterly Report on Form 10-Q for the Quarter Ended January 31, 2010.

On May 6, 2010, the Company reached a settlement with all of the remaining defendants in the action, pursuant to which mutual releases have been executed.  The case is now concluded.  Pursuant to the settlement, the Company received a one-time payment of $3.5 million, which will be reflected in the Company’s financial statements in the quarter ending July 31, 2010.

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

Results of Operations

Overview and Trends

Operating trends were similar to the first quarter of the fiscal year compared to the previous comparable periods in the previous year. Our sales were higher and our business was more profitable in the six months of fiscal year 2010 than in the same period a year ago. The increase in sales and profit was largely due to acquisitions completed in fiscal year 2009.  Although technically the national economy is not in a recession, we believe that the economy is still soft in the markets in which we operate.  As a result, although we are hopeful that we can sustain the first half growth over the remainder of the fiscal year, there is no assurance we can do so. Accordingly, we continue to explore ways to leverage our distribution channels and operate our business more efficiently.

Despite uncertainty in the regional economy, our business remains healthy.  We continue to have adequate cash on hand while reducing debt. We also have reduced capital spending over the past two years while upgrading the quality of our bottles.  On April 5, 2010 we consummated an amendment to restructure our term loan repayment and renew our line of credit. We continue to have borrowing capacity available on our new line of credit. Subsequent to April 30, 2010, our cash has increased as a result of a legal settlement, improving our financial position in the third quarter.

Results of Operations for the Three Months Ended April 30, 2010 (Second Quarter) Compared to the Three Months Ended April 30, 2009

Sales
Sales for the three months ended April 30, 2010 were $17,159,000 compared to $16,756,000 for the corresponding period in 2009, an increase of $403,000 or 2%.  The increase was primarily the result of sales from acquisitions that were consummated during the second quarter of fiscal year 2009 and an increase in fees that are charged to offset energy costs for delivery and freight, raw materials, and bottling operations. Sales related to those acquisitions totaled $467,000 in the second quarter of fiscal year 2010. Without including sales from acquisitions, total sales decreased slightly, less than 1%, in the second quarter of 2010 compared to the same period in 2009.

The comparative breakdown of sales of the product lines for the respective three-month periods ended April 30, 2010 and 2009 is as follows:

Product Line	2010	2009	Difference	% Diff.
$(000’s)
Water	$7,221	$6,910	$311	4%
Coffee and Related	5,584	5,653	(69)	(1%)
Equipment Rental	2,218	2,221	(3)	-
Other	2,136	1,972	164	8%
Total	$17,159	$16,756	$403	2%

Water – Of the total 4% increase in sales in the second quarter of 2010 compared to the second quarter of 2009, 1% was attributable to volume and 3% was attributable an increase in the average price. Acquisition related volume, which more than offset lower distributor sales accounted for the increase in volume.  Acquisitions accounted for $286,000 of sales, or 4%, in fiscal year 2010.  Net of acquisitions, sales for the category increased slightly.

Coffee and Related Products – The decrease in sales in the second quarter of 2010 compared to the comparable period in 2009 was attributable to the decrease in traditional coffee and ancillary refreshment products which declined 6% in the second quarter compared to the same quarter a year ago. The decrease in traditional coffee products is a result of lower demand in our market because of the appeal of single serve products. This decrease more than offset the growth of single serve coffee, which grew 2%, to $2,900,000 in the second quarter of 2010 compared to $2,846,000 in the same period in fiscal year 2009.  Acquisitions had no significant effect on this category.

Equipment Rental – Equipment rental revenue was substantially unchanged in the second quarter of 2010 compared to the comparable period in 2009.  Both average rental price and placements remained unchanged from the second quarter a year ago.  Sales increased $77,000, or 3%, as a result of acquisitions. As a result, net of acquisitions, sales decreased 3% for the category.

Other – The increase in other revenue attributable to higher sales of other products, most notably single serve beverages, other than coffee, and cups due to acquisitions. It is also is reflective of an increase in fees that are charged to offset energy costs for delivery and freight, raw materials, and bottling operations as a result of higher fuel prices in the second quarter. These charges increased 38% in the second quarter of 2010 from the same period in 2009.   Sales of other products, including single-serve drinks and cups, decreased 8% from the second quarter of 2009 to the second quarter of 2010.   Sales in this category increased $93,000 as a result of acquisitions. Net of acquisitions, sales increased 4%.

Gross Profit/Cost of Goods Sold – For the three months ended April 30, 2010, gross profit was $9,254,000 compared to  $8,827,000 for the comparable period in 2009.  As a percentage of sales, gross profit increased to 54% in the second quarter of 2010 from 53% in the second quarter of 2009. The increase in gross profit of $427,000, or 5%, was primarily due to higher sales and lower service costs.  The improvement in gross profit percentage was due to the change in product sales mix including an increase in higher margin water sales and is reflective of an increase in fees that are charged to offset energy costs for delivery and freight, raw materials, and bottling operations.

Cost of goods sold includes all costs to bottle water, costs of purchasing and receiving products for resale, including freight, as well as costs associated with product quality, warehousing and handling costs (including internal transfers), and the repair and service of rental equipment, but does not include the costs of distributing our product to our customers.  We include distribution costs in selling, general, and administrative expense, and the amount is reported below.  The reader should be aware that other companies may include distribution costs in their cost of goods sold, in which case, on a comparative basis, such other companies may have a lower gross margin as a result.

Operating Expenses and Income from Operations
Total operating expenses increased to $7,903,000 in the second quarter of 2010 from $7,767,000 in the comparable period in 2009, an increase of $136,000, or 2%.

Selling, general and administrative (SG&A) expenses of $7,270,000 decreased by $13,000 in the second quarter of 2010 from $7,283,000 in the comparable period in 2009.  Of total SG&A expenses, route distribution costs increased $42,000, or 1%, as a result of sales-related compensation costs; selling costs increased $93,000, or 1% as a result of higher sales-related compensation costs; and administration costs decreased $148,000, or 2%, as a result of lower labor costs.

Advertising expenses were $356,000 in the second quarter of 2010 compared to $214,000 in the second quarter of 2009, an increase of $142,000, or 66%. The increase in advertising costs is primarily related to an increase in agency costs and internet advertising.

Amortization increased to $275,000 in the second quarter of 2010 from $257,000 in the comparable quarter in 2009.  Amortization is attributable to intangible assets that were acquired as part of acquisitions in recent years.

Income from operations for the three months ended April 30, 2010 was $1,350,000 compared to $1,060,000 in the comparable period in 2009, an increase of $290,000, or 27%.  The increase was a result of higher sales and product margins which were partially offset by increased operating expenses.

Interest, Taxes, and Other Expenses
Interest expense was $607,000 for the three months ended April 30, 2010 compared to $652,000 in the three months ended April 30, 2009, a decrease of $45,000.  The decrease is attributable to lower outstanding debt and lower interest rates on variable rate debt during the second quarter of 2010 compared to the second quarter of 2009.

Income before income taxes was $743,000 for the three months ended April 30, 2010 compared to income before income taxes of $408,000 in the corresponding period in 2009, an increase of $335,000. The tax expense for the second quarter of fiscal year 2010 was $291,000 and was based on the expected effective tax rate of 40%.  We recorded a tax expense of $176,000 related to income from operations in the first quarter of fiscal year 2009 based on an effective tax rate of 43%.   The higher effective tax rate in 2009, compared to the same period of 2010, was primarily a result of the impact that book-to-tax adjustments have on a smaller expected taxable income base.

Net Income
Net income increased to $452,000 for the three months ended April 30, 2010 from $232,000 in the corresponding period in 2009.  The increase is attributable to higher sales and product margins, and proportionately similar operating expenses for the second quarter of 2010 as compared to the same period in fiscal year 2009.

Results of Operations for the Six Months Ended April 30, 2010 (First Half) Compared to the Six Months Ended April 30, 2009

Sales
Sales for the six months ended April 30, 2010 were $33,334,000 compared to $32,308,000 for the corresponding period in 2009, an increase of $1,036,000 or 3%.  The increase was primarily the result of sales from acquisitions that were consummated during the second quarter of fiscal year 2009 and an increase in fees that are charged to offset energy costs for delivery and freight, raw materials, and bottling operations.  Sales as a result of acquisitions accounted for $1,185,000 of total sales for the first half of 2010.  Net of the acquisition related sales, total sales declined slightly, less than 1%, in the first six months of fiscal year 2010 from the same period a year ago.

The comparative breakdown of sales of the product lines for the respective six month periods ended April 30, 2010 and 2009 is as follows:

Product Line	2010	2009	Difference	% Diff.
$(000’s)
Water	$13,841	$13,127	$714	5%
Coffee and Related	11,179	11,152	27	-
Equipment Rental	4,461	4,363	98	2%
Other	3,863	3,666	197	5%
Total	$33,344	$32,308	$1,036	3%

Water – Sales of water and related products increased as a result of acquisitions and higher prices.  Volume increased 2%, despite lower distributor sales, while price increased 3% compared to last quarter. Price increased as a result of selected price increases and a lower mix of distributor sales. Volume increased as a result of acquisitions. Sales attributable to acquisitions were $713,000, or 5% of total sales. Net of acquisitions, water sales were the same as last year.

Coffee and Related Products – The slight increase in sales in the first half of 2010 compared to the comparable period in 2009 was attributable to the growth of single serve coffee, which grew 6%, to $5,750,000 in the first half of 2010 compared to $5,438,000 in the same period in fiscal year 2009. This was almost completely offset by a 5% decrease in traditional coffee products in the same comparative periods. Acquisitions had no significant effect on this category.

Equipment Rental – Equipment rental revenue increased in the first half of 2010 compared to the same period in 2009 as a result of acquisitions. Average rental prices increased 2% from the comparable six month period a year ago. Rental revenue attributable to acquisitions was $206,000, or 5%.  Net of acquisitions, equipment rental revenue decreased 3%.

Other – The increase in other revenue attributable to higher sales of other products, most notably single serve beverages, other than coffee, and cups due to acquisitions. It is also is reflective of an increase in fees that are charged to offset energy costs for delivery and freight, raw materials, and bottling operations as a result of higher fuel price in the second quarter.  These charges increased 10% in the first half of 2010 from the same period in 2009.   Sales of other products, including single-serve drinks and cups, decreased 7% from the first half of 2009 to the first half of 2010.  Net of acquisitions, other revenue declined 1%.

Gross Profit/Cost of Goods Sold – For the six months ended April 30, 2010, gross profit increased $824,000, or 5%, to $17,771,000 from $16,947,000 for the comparable period in 2009.  The increase in gross profit was primarily due to higher sales and lower service costs. As a percentage of sales, gross profit increased to 53% in the first half of 2010 from 52% in the first half of 2009. The improvement in gross profit percentage was due to the change in product sales mix including an increase in higher margin water sales and is reflective of an increase in fees that are charged to offset energy costs for delivery and freight, raw materials, and bottling operations.

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

Operating Expenses and Income from Operations
Total operating expenses increased to $15,505,000 in the first half of 2010 from $15,054,000 in the comparable period in 2009, an increase of $451,000, or 3%.

Selling, general and administrative (SG&A) expenses of $14,190,000 in the first half of 2010 increased $97,000, or 1%, from $14,093,000 in the comparable period in 2009.  Of total SG&A expenses, route distribution costs increased $122,000, or 1%, as a result of sales-related compensation costs; selling costs increased $142,000, or 1%, as a result of computer software implementation costs; and administration costs decreased $167,000, or 1%, as a result of lower labor costs.

Advertising expenses were $713,000 in the first half of 2010 compared to $498,000 in the first half of 2009, an increase of $215,000, or 43%. The increase in advertising costs is primarily related to an increase in agency costs and internet advertising.

Amortization was $549,000 in the first half of 2010, a $92,000 increase from $457,000 in the comparable period in 2009.  Amortization is attributable to intangible assets that were acquired as part of acquisitions recently.

Income from operations for the six months ended April 30, 2010 was $2,266,000 compared to $1,893,000 in the comparable period in 2009, an increase of $373,000, or 20%.  The increase was a result of higher sales and product margins offset by slightly higher operating costs.

Interest, Taxes, and Other Expenses – Income from Continuing Operations
Interest expense was $1,222,000 for the six months ended April 30, 2010 compared to $1,335,000 in the six months ended April 30, 2009, a decrease of $113,000.  The decrease is attributable to lower outstanding debt and lower interest rates on variable interest debt during the first half of 2010 compared to the same period in 2009.

Income before income taxes was $1,044,000 for the six months ended April 30, 2010 compared to income before income taxes of $558,000 in the corresponding period in 2009, an increase of $486,000, or 46%.   The tax expense for the first half of fiscal year 2010 was $414,000 and was based on the expected effective tax rate of 40%.  We recorded a tax expense of $231,000 related to income from operations in the first half of fiscal year 2009 based on an anticipated effective tax rate of 41%.  The decrease in the effective tax rate was a result of the impact that the book-to-tax adjustments have on a smaller taxable income base in fiscal year 2009.

Net Income
Net income of $630,000 for the six months ended April 30, 2010 increased from net income of $327,000 in the corresponding period in 2009, an increase of $303,000.  The increase is attributable to higher sales and product margins, and proportionately similar operating expenses for the first half of 2010 as compared to the same period in fiscal year 2009.

Liquidity and Capital Resources

On April 5, 2010, we amended our Credit Agreement (“the New Agreement”) with Bank of America to provide a senior financing facility consisting of term debt and a revolving line of credit.  The New Agreement has a total loan capacity of $20,500,000 and obligates us to a $15,500,000 term note and access to a $5,000,000 revolving line of credit. The term note is to refinance its previous senior term debt and acquisition line of credit. The revolving line of credit can be used for the purchase of fixed assets, to fund acquisitions, to collateralize letters of credit, and for operating capital.  There was no balance on the line of credit but it collateralized a letter of credit of $1,583,000 as of April 30, 2010.  Accordingly, as of April 30, 2010, there was $3,417,000 available to borrow from the line of credit.

The New Agreement amortizes the term debt over a five year period with 59 equal monthly installments of $184,500, commencing May 5, 2010, and a final payment of $4,614,500 due at the end of five years. The revolving line of credit matures in three years.   The Company is subject to various restrictive covenants under the agreement, and is prohibited from entering into other debt agreements without the bank’s consent.

Under the New Agreement, interest is paid at a rate of one-month LIBOR plus a margin determined by certain leverage ratios specified in the agreement which, as of April 30, 2010, is 2.25% for the term loan and 2.00% for the line of credit. The Company is required to fix the interest rate on 75% of the outstanding balance of the term debt and accomplishes this by entering into interest rate swap agreements.  As of April 30, 2010, the Company had $3,875,000 of debt subject to variable interest rates.  The one-month LIBOR was .26% resulting in total variable interest rates of 2.51% and 2.26%, for the term loan and the line of credit as of April 30, 2010.

In conjunction with the New Agreement, the maturity date of the subordinated debt owed to Henry, Peter and Jack Baker in the aggregate principal amount of $13,500,000 was extended to October 5, 2015.

Our current debt obligation decreased because the amortization of principal of the term loan pursuant to the New Agreement decreased the monthly payments to the bank, despite adding the outstanding balances on expiring lines of credit. This reduction more than offset a decrease in cash used to  reduce the term loan principal balance and increased working capital as of April 30, 2010 to $4,905,000 compared to $4,088,000 as of October 31, 2009, an increase of $817,000.  Net cash provided by operating activities decreased $564,000 in the first half of 2010 from the comparable period in 2009. The decrease was primarily attributable to higher accounts receivable as a result of a seasonal increase in sales.

In the first six months of 2010, we used $2,342,000 for repayment of our senior term debt. In addition, we used $1,542,000 for capital expenditures. Cash expenditures for capital additions were $588,000 higher than for the same period last year because of higher outlays for water bottles and coolers.

Our credit facility requires that we be in compliance with certain financial covenants at the end of each fiscal quarter.  The covenants include senior debt service coverage as defined of greater than 1.25 to 1, total debt service coverage as defined of greater than 1 to 1, and senior debt to EBITDA as defined of no greater than 2.5 to 1.  As of April 30, 2010, we were in compliance with all of the financial covenants of our credit facility.

As of April 30, 2010, we had three interest rate swap agreements with Bank of America in effect.  The intent of one swap, entered into on April 5, 2010, is to fix the interest rate on 75% of the outstanding balance on the new term loan as required by the credit facility.  The swap fixes the interest rate for the swapped amount at 4.26% (2.01% plus the applicable margin, 2.25%).  An additional swap entered into on the same date offsets the swap that fixed the interest on a portion of the term loan and became ineffective under the New Agreement.

The net deferred tax liability at April 30, 2010 represents future tax consequences of temporary differences, primarily attributable to depreciation and amortization, that will result in future taxable income.

In addition to our senior and subordinated debt commitments, we have significant future cash commitments, primarily in the form of operating leases that are not reported on the consolidated balance sheet. The following table sets forth our contractual commitments in future fiscal years:

	Payment due by fiscal year
Contractual Obligations (1)	Total	Remainder of 2010	2011-2012	2013-2014	After 2015
Debt	$29,008,000	$1,115,000	$4,428,000	$4,428,000	$19,037,000
Interest on Debt (2)	11,500,000	1,268,000	4,544,000	3,894,000	1,794,000
Operating Leases	10,879,000	1,717,000	5,022,000	3,052,000	1,088,000
Total	$51,387,000	$4,100,000	$13,994,000	$11,374,000	$21,919,000

(1) Customer deposits have been excluded from the table.  Deposit balances vary from period to period with water sales but future increases and decreases in the balances are not accurately predictable.   Deposits are excluded because, net of periodic additions and reductions, it is probable that a customer deposit balance will always be outstanding as long as the business operates.

(2) Interest based on 75% of outstanding senior debt at the hedged interest rate discussed above, 25% of outstanding senior debt at a variable rate of 2.26%, and subordinated debt at a rate of 12%.

We have no other material contractual obligations or commitments.

Subsequent to the end of the second quarter, we have received $3.5 million related to a legal settlement that concluded an ongoing suit. Prior to the end of the fiscal year we expect to pay approximately $1.4 million in federal and state estimated income tax payments related to this settlement.  Currently, we do not have specific plans for use of the proceeds after taxes.

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

Changes in Internal Control over Financial Reporting.

During the six months ended April 30, 2010, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.           Legal Proceedings.

We refer to the Company’s lawsuit filed in May 2006 in the Superior Court Department, County of Suffolk, Massachusetts, CA No. 06-1814, against three law firms and individual members thereof that had been representing the Company in litigation, as more fully described in Part I, Item 3 of our Annual Report on Form 10-K for the Year Ended October 31, 2009, and Part II, Item 1 of our Quarterly Report on Form 10-Q for the Quarter Ended January 31, 2010.  We incorporate both of those Items by reference here.

As previously reported, in July 2009 we entered into settlement agreements with some of the defendants in the lawsuit and settled the case in part, receiving at that time a payment of $3 million.

On May 6, 2010, the Company reached a settlement with all of the remaining defendants in the action, pursuant to which mutual releases have been executed.  The case is now concluded.  Pursuant to the settlement, the Company will receive a one-time payment of $3.5 million, which will be reflected in the Company’s financial statements in the quarter ending July 31, 2010.

Item 1A.        Risk Factors.

There was no change in the six months ended April 30, 2010 from the Risk Factors reported in our Annual Report on Form 10-K for the year ended October 31, 2009.

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

3.3
Certificate of Ownership and Merger of Crystal Rock Holdings, Inc. with and into Vermont Pure Holdings, Ltd. (Incorporated by reference to Exhibit 3.1 to our current report on Form 8-K, filed with the SEC on May 6, 2010)

3.4	By-laws, as amended (Incorporated by reference to Exhibit 3.2 to our report on Form 8-K, filed with the SEC on April 2, 2010)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

10.1	Settlement Agreement and General Release dated as of May 6, 2010 by and between Vermont Pure Holdings, et al. and Cozen et al

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRYSTAL ROCK HOLDINGS, INC.

Dated: June 14, 2010	By:	/s/ Bruce S. MacDonald
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

3.3
Certificate of Ownership and Merger of Crystal Rock Holdings, Inc. with and into Vermont Pure Holdings, Ltd. (Incorporated by reference to Exhibit 3.1 to our current report on Form 8-K, filed with the SEC on May 6, 2010)

3.4	By-laws, as amended (Incorporated by reference to Exhibit 3.2 to our report on Form 8-K, filed with the SEC on April 2, 2010)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

10.1	Settlement Agreement and General Release dated as of May 6, 2010 by and between Vermont Pure Holdings, et al. and Cozen et al