Form 10-Q
period 2010-07-31
Crystal Rock Holdings, Inc.
filed 2010-09-14
CIK 1123316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010
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

Yes ☐                                                     No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding at
Class	September 6, 2010
Common Stock, $.001 Par Value	21,480,681

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

Table of Contents

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.	3

	Condensed Consolidated Balance Sheets as of July 31, 2010 (unaudited) and October 31, 2009	3

	Condensed Consolidated Statements of Income for the Three and Nine Months Ended July 31, 2010 and 2009 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended July 31, 2010 and 2009 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6-13

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	14–21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	21

Item 4 (T).	Controls and Procedures.	21-22

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	23

Item 1A.	Risk Factors.	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
		23
Item 3.	Defaults Upon Senior Securities.

Item 4.	[Reserved.]

Item 5.	Other Information.	23

Item 6.	Exhibits.	23

SIGNATURE		24

CRYSTAL ROCK HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	October 31,
	2010	2009
	(unaudited)	(Audited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,724,908	$3,095,307
Accounts receivable - net	8,437,446	7,426,530
Inventories	2,051,369	2,171,812
Deferred tax asset	751,082	751,082
Other current assets	713,990	721,468

TOTAL CURRENT ASSETS	17,678,795	14,166,199

PROPERTY AND EQUIPMENT - net	9,312,041	9,857,414

OTHER ASSETS:
Goodwill	32,123,294	32,123,294
Other intangible assets - net	3,328,807	4,035,194
Other assets	82,333	112,333

TOTAL OTHER ASSETS	35,534,434	36,270,821

TOTAL ASSETS	$62,525,270	$60,294,434

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long term debt	$2,221,895	$3,680,000
Accounts payable	1,809,068	2,427,157
Accrued expenses	4,600,777	2,548,764
Current portion of customer deposits	715,897	696,779
Unrealized loss on derivatives	817,519	725,473
TOTAL CURRENT LIABILITIES	10,165,156	10,078,173

Long term debt, less current portion	12,732,500	14,161,667
Deferred tax liability	3,666,779	3,666,779
Subordinated debt	13,500,000	13,500,000
Customer deposits	2,727,664	2,660,585

TOTAL LIABILITIES	42,792,099	44,067,204

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock - $.001 par value, 50,000,000 authorized shares
21,960,229 issued and 21,480,681 outstanding shares as of
July 31, 2010 and 21,951,987 issued and 21,472,439
outstanding shares as of October 31, 2009	21,960	21,952
Additional paid in capital	58,462,448	58,457,807
Treasury stock, at cost, 479,548 shares as of July 31, 2010
and October 31, 2009	(804,149)	(804,149)
Accumulated deficit	(37,445,725)	(40,999,634)
Accumulated other comprehensive loss, net of tax	(501,363)	(448,746)
TOTAL STOCKHOLDERS' EQUITY	19,733,171	16,227,230

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$62,525,270	$60,294,434

See notes to the condensed consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three months ended July 31,		Nine months ended July 31,
	2010	2009	2010	2009
	(unaudited)		(unaudited)

NET SALES	$17,527,711	$17,206,696	$50,871,269	$49,514,198

COST OF GOODS SOLD	7,619,389	7,735,688	23,192,108	23,096,110

GROSS PROFIT	9,908,322	9,471,008	27,679,161	26,418,088

OPERATING EXPENSES:
Selling, general and administrative expenses	7,147,487	7,341,927	21,337,759	21,434,914
Advertising expenses	355,530	288,088	1,068,063	785,870
Amortization	273,469	350,447	822,892	807,807
(Gain)/Loss on disposal of property and equipment	(340)	9,933	52,238	16,000

TOTAL OPERATING EXPENSES	7,776,146	7,990,395	23,280,952	23,044,591

INCOME FROM OPERATIONS	2,132,176	1,480,613	4,398,209	3,373,497

OTHER INCOME (EXPENSE):
Interest expense	(629,878)	(649,039)	(1,852,342)	(1,983,874)
Loss on Derivatives	(11,606)	-	(11,606)	-
Miscellaneous Income	3,500,000	3,000,000	3,500,000	3,000,000

TOTAL OTHER INCOME, NET	2,858,516	2,350,961	1,636,052	1,016,126

INCOME BEFORE INCOME TAXES	4,990,692	3,831,574	6,034,261	4,389,623

INCOME TAX EXPENSE	2,066,408	1,538,641	2,480,352	1,769,896

NET INCOME	$2,924,284	$2,292,933	$3,553,909	$2,619,727

NET INCOME PER SHARE - BASIC	$0.14	0.11	$0.17	0.12

NET INCOME PER SHARE - DILUTED	$0.14	$0.11	$0.17	$0.12

WEIGHTED AVERAGE SHARES USED IN COMPUTATION - BASIC	21,480,681	21,537,702	21,478,809	21,526,820
WEIGHTED AVERAGE SHARES USED IN COMPUTATION - DILUTED	21,480,681	21,537,702	21,478,809	21,526,820

See notes to the condensed consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended July 31,
	2010	2009
	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,553,909	$2,619,727
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,799,424	2,864,885
Provision for bad debts on accounts receivable	267,889	295,389
Provision for bad debts on notes receivable	25,104	22,044
Amortization	822,892	807,807
Non cash interest expense	50,028	59,028
Loss on Derivatives	11,606	-
Loss on disposal of property and equipment	52,238	16,000
Changes in operating assets and liabilities:
Accounts receivable	(1,278,805)	45,848
Inventories	120,443	(699,286)
Other current assets	35,301	978,791
Other assets	4,896	7,956
Accounts payable	(618,089)	(76,103)
Accrued expenses	2,052,013	1,444,187
Customer deposits	86,197	(45,906)
NET CASH PROVIDED BY OPERATING ACTIVITIES	7,985,046	8,340,367

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,500,177)	(1,592,932)
Proceeds from sale of property and equipment	201,305	90,353
Cash used for acquisitions	(76,055)	(1,460,210)
NET CASH USED IN INVESTING ACTIVITIES	(2,374,927)	(2,962,789)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long term debt	(2,895,167)	(2,511,566)
Payments of debt issuance costs	(90,000)	-
Purchase of treasury stock	-	(32,391)
Sale of common stock	4,649	62,345
NET CASH USED IN FINANCING ACTIVITIES	(2,980,518)	(2,481,612)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,629,601	2,895,966

CASH AND CASH EQUIVALENTS - Beginning of period	3,095,307	1,181,737

CASH AND CASH EQUIVALENTS - End of period	$5,724,908	$4,077,703

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$1,801,103	$1,956,214

Cash paid (received) for income taxes	$440,943	$(1,044,362)

Notes payable issued in acquisitions	$7,895	$2,969,422

Property, plant and equipment financed with proceeds from debt	$-	$329,829

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

2.              GOODWILL AND OTHER INTANGIBLE ASSETS

Major components of intangible assets at July 31, 2010 and October 31, 2009 consisted of:

	July 31, 2010		October 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Customer Lists and Covenants Not to Compete	$9,045,803	$6,042,924	$8,969,270	$5,223,343
Other Identifiable Intangibles	529,986	204,058	490,013	200,746
Total	$9,575,789	$6,246,982	$9,459,283	$5,424,089

Amortization expense for the three month periods ending July 31, 2010 and 2009 was $273,469 and $350,447, and for the nine month periods ending the same time was $822,892 and $807,807, respectively.    There were no changes in the carrying amount of goodwill for the nine month period ending July 31, 2010.

3.              DEBT

On April 5, 2010, the Company and its subsidiary amended its Credit Agreement (“the New Agreement”) with Bank of America to provide a senior financing facility consisting of term debt and a revolving line of credit.  Under the New Agreement, Bank of America is the Company’s sole lender. Webster Bank, a participating lender prior to the amendment, is no longer party to the agreement.

The New Agreement has a total loan capacity of $20,500,000 and obligates the Company to a $15,500,000 term note and access to a $5,000,000 revolving line of credit. The term note is to refinance its previous senior term debt and acquisition line of credit. The revolving line of credit can be used for the purchase of fixed assets, to fund acquisitions, to collateralize letters of credit, and for operating capital.  There was no balance on the line of credit but it collateralized a letter of credit of $1,569,000 as of July 31, 2010.  Consequently, as of July 31, 2010, there was $3,417,000 available to borrow from the revolving line of credit. There was $14,946,500 outstanding on the term note as of July 31, 2010.

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

Under the New Agreement, interest is paid at a rate of one-month LIBOR plus a margin of 2.25% for the term note and 2.00% for the revolving line of credit as long as the Company is in compliance with the terms of the agreement. The Company is required to fix the interest rate on 75% of the outstanding balance of the term note and accomplishes this by entering into interest rate swap agreements.  As of July 31, 2010, the Company had $3,737,000 of the term debt subject to variable interest rates.  The one-month LIBOR was .35% resulting in total variable interest rates of 2.60% and 2.35%, for the term note and the revolving line of credit as of July 31, 2010.

In conjunction with the New Agreement, the maturity date of the subordinated debt owed to Henry, Peter and Jack Baker in the aggregate principal amount of $13,500,000 was extended to October 5, 2015.

The New Agreement requires the Company to be in compliance with certain financial covenants at the end of each fiscal quarter.  The covenants include senior debt service coverage as defined of greater than 1.25 to 1, total debt service coverage as defined of greater than 1 to 1, and senior debt to EBITDA of greater than 2.50 to 1.  As of July 31, 2010, the Company was in compliance with these covenants and terms of the agreement.

4.              INVENTORIES

Inventories consisted of the following at:

	July 31, 2010	October 31, 2009

Finished Goods	$1,896,096	$2,015,395
Raw Materials	155,273	156,417
Total Inventories	$2,051,369	$2,171,812

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

On October 5, 2007, the Company entered into an interest rate hedge swap agreement (old swap) in conjunction with an amendment to its credit facility with Bank of America.  The intent of the instrument was to fix the interest rate on 75% of the outstanding balance on the term loan (the swapped amount) with Bank of America as required by the facility.  The old swap fixed the interest rate for the swapped amount at 4.87% and matures in January 2014.

On April 5, 2010, in conjunction with the New Agreement, the Company entered into an interest rate swap agreement (offsetting swap) to offset the old swap for which it receives 1.40% of the scheduled balance of the old term loan. The offsetting swap effectively removed any exposure to change in the fair value of the old swap and set a fixed net payment schedule based on the scheduled balance of the old term loan until January 2014 when both swaps mature.   In addition, it entered into a swap agreement (new swap) to fix the interest rate of 75% of the outstanding balance of the new term note at 4.26% (2.01% plus the applicable margin, 2.25%) maturing May 2015.

As of July 31, 2010, the total notional amount committed to the new swap agreement was $11,210,000.  On that date, the variable rate on the remaining 25% of the term note ($3,737,000) was 2.60%.  This agreement provided for a monthly settlement in which the Company would make or receive payments at a variable rate determined by a specified index (one-month LIBOR) in exchange for making payments at a fixed rate of 4.26%.

At July 31, 2010 and 2009, the net unrealized loss relating to interest rate swaps was recorded in current liabilities.  For the effective portion of the hedges, which is the new swap, changes in the fair value of interest rate swaps designated as hedging instruments to mitigate the variability of cash flows associated with long-term debt are reported in other comprehensive income or loss net of tax effects.    The new swap is effective for the quarter and nine months ending July 31, 2010. The old swap, which had the credit agreement with Bank America underlying at the time, was effective during the quarter and for fiscal 2010 through the date of the New Agreement (April 5, 2010) and for nine months ending July 31, 2009.  The amounts relating to the old swap previously reflected in accumulated other comprehensive income is amortized to earnings over the remaining term of the undesignated cash flow hedge.  Payments on the old swap, and receipt of income on the offsetting swap, are now reported as gain or loss on derivatives and an adjustment to other comprehensive income or loss net of tax effects.

As a result of the interest rate swaps, the Company incurred and paid $125,000 and $353,000 of additional interest expense for the three and nine months ended July 31, 2010, respectively.  Additionally, in the nine months ended July 31, 2010 the fair value of the swaps changed from an unrealized loss on derivative liability at the beginning of the period of $725,473 to $817,519.

6.              LEGAL SETTLEMENT

Reference is made to the Company’s lawsuit filed in May 2006 in the Superior Court Department, County of Suffolk, Massachusetts, CA No. 06-1814, against three law firms and individual members thereof that had been representing the Company in litigation, as more fully described in Part I, Item 3 of the Company’s Annual Report on Form 10-K for the Year Ended October 31, 2009, and Part II, Item 1 of the Company’s Quarterly Report on Form 10-Q for the Quarters Ended January 31, 2010 and April 30, 2010 which are incorporated by reference here.

In July 2009 the Company entered into settlement agreements with some of the defendants in the lawsuit and settled the case in part, receiving at that time a payment of $3 million.

On May 6, 2010, the Company reached a settlement with all of the remaining defendants in the action, pursuant to which mutual releases have been executed.  The case is now concluded.  Pursuant to the settlement, the Company received a one-time payment of $3.5 million.

7.             FAIR VALUES OF ASSETS AND LIABILITIES

Fair Value Hierarchy
The Company’s assets and liabilities measured at fair value under the levels of the fair value hierarchy are as follows:

	July 31, 2010
	Level 1	Level 2	Level 3
Liabilities:
Unrealized loss on derivatives	$-	$817,519	$-

8.             COMPREHENSIVE INCOME

The following table summarizes comprehensive income for the respective periods:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009	2010	2009
Net income	$2,924,284	$2,292,933	$3,553,909	$2,619,727
Other comprehensive income (loss):
Amortization of loss on derivative undesignated as cash flow hedge – net of tax	44,655	-	59,912	-
Unrealized gain (loss) on derivatives designated as cash flow hedges – net of tax	(81,459)	73,300	(112,529)	(130,866)
Comprehensive income	$2,887,480	$2,366,233	$3,501,292	$2,488,861

9.           INCOME PER SHARE AND WEIGHTED AVERAGE SHARES

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

	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009	2010	2009
Net Income	$2,924,284	$2,292,933	$3,553,909	$2,619,727
Denominator:
Basic Weighted Average Shares Outstanding	21,480,681	21,537,702	21,478,809	21,526,820
Dilutive effect of Stock Options	-	-	-	-
Diluted Weighted Average Shares Outstanding	21,480,681	21,537,702	21,478,809	21,526,820
Basic Income Per Share	$.14	$.11	$.17	$.12
Diluted Income Per Share	$.14	$.11	$.17	$.12

There were 569,500 and 587,700 options outstanding as of July 31, 2010 and 2009, respectively.  For the three month and nine month periods ended July 31, 2010 and 2009 there were no options used to calculate the effect of dilution because all of the outstanding options’ exercise prices exceeded the market price of the underlying common shares.

10.            COMPENSATION PLANS

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

In April 2004, the Company’s stockholders approved the 2004 Stock Incentive Plan.  The plan provides for issuances of awards of up to 250,000 restricted or unrestricted shares of the Company’s common stock, or incentive or non-statutory stock options to purchase such common stock. Of the total amount of shares authorized under this plan, 149,000 option shares are outstanding, 26,000 restricted shares have been granted, and 75,000 shares are available for grant at July 31, 2010.

The options issued under the plans generally vest in periods up to five years based on the continuous service of the recipient and have 10 year contractual terms.  Share awards generally vest over one year.  Option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the plans).

There was an option for 5,000 shares of stock that expired in the first nine months in each of fiscal years 2010 and 2009.  Other than the expirations, there was no activity related to stock options and outstanding stock option balances or other equity based compensation during the nine month period ended July 31, 2010 and 2009 and no activity for the three months ended the same time.  The Company did not grant any equity based compensation during the three or nine months ended July 31, 2010 and 2009.

The following table summarizes information pertaining to outstanding stock options, all of which are exercisable, as of July 31, 2010:

Exercise Price Range	Outstanding Options (Shares)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value as of July 31, 2010
$1.80 - $2.60	234,500	4.5	$2.32	$-
$2.81 - $3.38	290,000	.4	3.23	-
$3.50 - $4.25	40,000	1.5	3.80	-
$4.28 - $4.98	5,000	1.4	4.98	-
	569,500	2.2	$2.91	$-

Outstanding options were granted with lives of 10 years and provide for vesting over a term of 0-5 years.  Since all outstanding stock options were fully vested as of July 31, 2010 there was no unrecognized share based compensation related to unvested options as of that date.  All incentive and non-qualified stock option grants had an exercise price equal to the market value of the underlying common stock on the date of grant.

Employee Stock Purchase Plan

On June 15, 1999, the Company’s stockholders approved the 1999 Employee Stock Purchase Plan (“ESPP”).  On January 1, 2001, employees commenced participation in the plan.  The total number of shares of common stock issued under this plan during the nine months ended July 31, 2010 and 2009 was 8,242 and 89,248 for proceeds of $4,648 and $62,345, respectively.

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

Results of Operations

Overview and Trends

Sales trended similarly to the first two quarters of the fiscal year compared to the comparable periods in the previous year. However profit margins trended higher as a result of a more favorable sales mix. Our sales were higher and our business was more profitable in the nine months of fiscal year 2010 than in the same period a year ago. The increase in sales and profit was largely due to acquisitions completed in fiscal year 2009 and warmer than normal weather during the spring and summer in our market area.  Warmer weather resulted in higher water sales which have a higher margin. From a non-operating perspective, we received a one-time legal settlement of $3.5 million which favorably impacted our financial results in the third quarter.

Despite uncertainty in the regional economy, our business remains healthy.  We continue to have adequate cash on hand while reducing debt.  On April 5, 2010 we consummated an amendment to restructure our term loan repayment and renew our line of credit. We continue to have borrowing capacity available on our new line of credit.

We also are continuing to explore ways to leverage our distribution channels and operate our business more efficiently and evaluate acquisition scenarios as they arise.  Accordingly, these activities may require us to use more cash and increase debt to take advantage of future sales growth and profit margin opportunities.

Results of Operations for the Three Months Ended July 31, 2010 (Third Quarter) Compared to the Three Months Ended July 31, 2009

Sales
Sales for the three months ended July 31, 2010 were $17,528,000 compared to $17,207,000 for the corresponding period in 2009, an increase of $321,000 or 2%.  The increase was primarily the result of an increase in water sales from the Company’s distribution system. Sales related to acquisitions did not materially impact sales in the third quarter either in aggregate or for any particular sales category.

The comparative breakdown of sales of the product lines for the respective three-month periods ended July 31, 2010 and 2009 is as follows:

Product Line	2010	2009	Difference	% Diff
(000’s $)
Water	$8,035	$7,567	$468	6%
Coffee and Related	4,747	5,079	(332)	(7%)
Equipment Rental	2,232	2,273	(41)	(2%)
Other	2,514	2,288	226	10%
Total	$17,528	$17,207	$321	2%

Water – The 6% increase in sales in the third quarter of 2010 compared to the third quarter of 2009, was attributable to a 5% increase in volume and a 1% increase in the average price for the period compared to a year ago. The increase in volume from route sales was result of warmer than normal weather in the Company’s market area during the third quarter of 2010.

Coffee and Related Products – The decrease in sales in the third quarter of 2010 compared to the comparable period in 2009 was attributable to the decrease in traditional coffee and ancillary refreshment products which declined 17% and 4% in the third quarter compared to the same quarter a year ago. In addition, single serve coffee sales declined 2% compared to the third quarter in fiscal year 2009.  The decrease in coffee sales was result of economic conditions and greater competition.

Equipment Rental – Equipment rental revenue decreased primarily as a result of a decrease in both average rental price and placements, each decreased 1% from the same period last year.

Other – The increase in other revenue is attributable to higher sales of other products, which increased 2%, most notably water in single serve containers. It is also is reflective of an increase in fees that are charged to offset energy costs for delivery and freight, raw materials, and bottling operations as a result of higher fuel prices in the second quarter. These charges increased 57% in the third quarter of 2010 from the same period in 2009.

Gross Profit/Cost of Goods Sold – For the three months ended July 31, 2010, gross profit was $9,908,000 compared to  $9,471,000 for the comparable period in 2009.  As a percentage of sales, gross profit increased to 57% in the third quarter of 2010 from 55% in the third quarter of 2009. The increase in gross profit of $437,000, or 5%, was primarily due to higher sales and lower service costs.  The improvement in gross profit percentage was due to the change in product sales mix including an increase in higher margin water sales and an increase in fees that are charged to offset energy costs for delivery and freight, raw materials, and bottling operations.

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

Operating Expenses and Income from Operations
Total operating expenses decreased to $7,776,000 in the third quarter of 2010 from $7,990,000 in the comparable period in 2009, a decrease of $214,000, or 3%.

Selling, general and administrative (SG&A) expenses of $7,147,000 decreased by $195,000 in the third quarter of 2010 from $7,342,000 in the comparable period in 2009.  Of total SG&A expenses, route distribution costs decreased $153,000, or 4%, as a result of a decline in sales-related compensation costs due to route consolidation; selling costs increased $126,000, or 16% as a result of higher sales-related compensation and computer support costs; and administration costs decreased $168,000, or 5%, primarily as a result of lower legal costs.

Advertising expenses were $356,000 in the third quarter of 2010 compared to $288,000 in the third quarter of 2009, an increase of $68,000, or 23%. The increase in advertising costs is primarily related to an increase in agency costs and internet advertising.

Amortization decreased to $273,000 in the third quarter of 2010 from $350,000 in the comparable quarter in 2009.  Amortization is attributable to intangible assets that were acquired as part of acquisitions in recent years.

Income from operations for the three months ended July 31, 2010 was $2,132,000 compared to $1,481,000 in the comparable period in 2009, an increase of $651,000, or 44%.  The increase was a result of higher sales and product margins and lower operating costs.

Interest, Taxes, and Other Income/Expenses
Interest expense was $630,000 for the three months ended July 31, 2010 compared to $649,000 in the three months ended July 31, 2009, a decrease of $19,000.  The decrease is attributable to lower outstanding debt and lower interest rates on variable rate debt during the third quarter of 2010 compared to the third quarter of 2009.

In the third quarter of fiscal year 2010 the Company received a one-time payment of $3,500,000 as a legal settlement compared to similar non-recurring settlement amount of $3,000,000 in the third quarter of 2009.

Income before income taxes was $4,991,000 for the three months ended July 31, 2010 compared to income before income taxes of $3,832,000 in the corresponding period in 2009, an increase of $1,159,000, or 30%. The tax expense for the third quarter of fiscal year 2010 was $2,066,000 and was based on the expected effective tax rate of 41%.  We recorded a tax expense of $1,539,000 related to income from operations in the third quarter of fiscal year 2009 based on an effective tax rate of 40%.   The higher effective tax rate in 2010, compared to the same period a year ago, was primarily a result of a relatively small difference in book-to-tax adjustments.

Net Income
Net income increased to $2,924,000 for the three months ended July 31, 2010 from $2,293,000 in the corresponding period in 2009. This was an increase of $631,000, or 28%.  The increase is attributable to higher operating income as well as a larger legal settlement in the third quarter of 2010 compared to the same period in 2009, net of a higher income tax provision.

Results of Operations for the Nine Months Ended July 31, 2010 Compared to the Nine Months Ended July 31, 2009

Sales
Sales for the nine months ended July 31, 2010 were $50,871,000 compared to $49,514,000 for the corresponding period in 2009, an increase of $1,357,000 or 3%.  The increase was the result of sales from acquisitions that were consummated during the second quarter of fiscal year 2009, higher third quarter water sales, and an increase in fees that are charged to offset energy costs for delivery and freight, raw materials, and bottling operations.  Sales as a result of acquisitions accounted for $1,201,000 of total sales for the first nine months of 2010.  Net of the acquisition related sales, total sales increased slightly, less than 1%, in the first nine months of fiscal year 2010 from the same period a year ago.

The comparative breakdown of sales of the product lines for the respective nine month periods ended July 31, 2010 and 2009 is as follows:

Product Line	2010	2009	Difference	% Diff.
(000’s $)
Water	$21,876	$20,693	$1,183	6%
Coffee and Related	15,926	16,232	(306)	(2%)
Equipment Rental	6,693	6,636	57	1%
Other	6,376	5,953	423	7%
Total	$50,871	$49,514	$1,357	3%

Water – Sales of water and related products increased as a result of acquisitions, higher prices, and higher demand.  Volume increased 4%, despite lower distributor sales, while price increased 2% compared to the nine month period last year. Price increased as a result of selected price increases and a lower mix of distributor sales. Volume increased as a result of acquisitions and warmer weather in the Company’s market area in the third quarter of 2010. Sales attributable to acquisitions were $725,000, or 3% of total sales.

Coffee and Related Products – The decrease in sales in the first nine months of 2010 compared to the comparable period in 2009 was attributable to the 7% decrease in traditional coffee products in the first nine months of 2010 compared to the same quarter a year ago.  This was partially offset by the growth of single serve coffee, which grew 3% in the first nine months of 2010 compared to the same period in fiscal year 2009.   Acquisitions had no significant effect on this category.

Equipment Rental – Equipment rental revenue increased in the nine months of 2010 compared to the same period in 2009 as a result of acquisitions. Average rental prices increased 2% from the comparable nine month period a year ago. Rental revenue attributable to acquisitions was $206,000, or 3%.  Net of acquisitions, equipment rental revenue decreased 2%.

Other – The increase in other revenue attributable to higher sales of other products, most notably single serve beverages, other than coffee, and cups due to acquisitions. It is also is reflective of an increase in fees that are charged to offset energy costs for delivery and freight, raw materials, and bottling operations as a result of higher fuel price in the second quarter.  These charges increased 24% in the first nine months of 2010 from the same period in 2009.   Sales of other products, including single-serve drinks and cups, increased 5% from the first nine months of 2010 as compared to the first nine months of 2009.  Net of acquisitions, other revenue increased 3%.

Gross Profit/Cost of Goods Sold – For the nine months ended July 31, 2010, gross profit increased $1,261,000, or 5%, to $27,679,000 from $26,418,000 for the comparable period in 2009.  The increase in gross profit was primarily due to higher sales and lower service costs. As a percentage of sales, gross profit increased to 54% in the first nine months of 2010 from 53% in the first nine months of 2009. The improvement in gross profit percentage was due to the change in product sales mix including an increase in higher margin water sales and is reflective of an increase in fees that are charged to offset energy costs for delivery and freight, raw materials, and bottling operations.

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

Operating Expenses and Income from Operations
Total operating expenses increased to $23,281,000 in the first nine months of 2010 from $23,045,000 in the comparable period in 2009, an increase of $236,000, or 1%.

Selling, general and administrative (SG&A) expenses of $21,338,000 in the first nine months of 2010 decreased $97,000 from $21,435,000 in the comparable period in 2009.  Of total SG&A expenses, route distribution costs decreased $30,000, as a result of a decline in sales-related compensation due to route consolidation and administrative costs that more than offset higher fuel costs; selling costs increased $268,000, or 12%, as a result of higher sales related compensation costs and computer software implementation costs; and administration costs decreased $335,000, or 4%, primarily as a result of lower legal costs.

Advertising expenses were $1,068,000 in the first nine months of 2010 compared to $786,000 in the first nine months of 2009, an increase of $282,000, or 36%. The increase in advertising costs is primarily related to an increase in agency costs and internet advertising.

Amortization was $823,000 in the first nine months of 2010, a $15,000 increase from $808,000 in the comparable period in 2009.  Amortization is attributable to intangible assets that were acquired as part of acquisitions recently.

Income from operations for the nine months ended July 31, 2010 was $4,398,000 compared to $3,373,000 in the comparable period in 2009, an increase of $1,025,000, or 30%.  The increase was a result of higher sales and product margins offset by slightly higher operating costs.

Interest, Taxes, and Other Income/Expenses – Income from Continuing Operations
Interest expense was $1,852,000 for the nine months ended July 31, 2010 compared to $1,984,000 in the nine months ended July 31, 2009, a decrease of $132,000.  The decrease is attributable to lower outstanding debt and lower interest rates on variable interest debt during the first nine months of 2010 compared to the same period in 2009.

In the third quarter of fiscal year 2010 the Company received a one-time payment of $3,500,000 as a legal settlement compared to similar non-recurring settlement amount of $3,000,000 in the third quarter of 2009.

Income before income taxes was $6,034,000 for the nine months ended July 31, 2010 compared to income before income taxes of $4,390,000 in the corresponding period in 2009, an increase of $1,644,000, or 37%.   The tax expense for the first nine months of fiscal year 2010 was $2,480,000 and was based on the expected effective tax rate of 41%.  We recorded a tax expense of $1,770,000 related to income from operations in the first nine months of fiscal year 2009 based on an anticipated effective tax rate of 40%.  The increase in the effective tax rate was a result of a relatively small difference in the book-to-tax adjustments.

Net Income
Net income of $3,554,000 for the nine months ended July 31, 2010 increased from net income of $2,620,000 in the corresponding period in 2009, an increase of $934,000.  The increase is attributable to higher sales and product margins, and a higher legal settlement in first nine months of 2010 as compared to the same period in 2009, net of a higher income tax provision.

Liquidity and Capital Resources

As of July 31, 2010, we had working capital of $7,514,000 compared to $4,088,000 as of October 31, 2009, an increase of $3,426,000.  The increase in working capital is attributable to higher operating income, the legal settlement, and less current debt obligation. The increase in cash as a result of the settlement, net of taxes which are accounted for in accrued expenses as of July 31, 2010, was approximately $2,100,000.  In conjunction with our amended credit agreement (see more detail below), our senior debt repayment decreased $1,036,000 a year.

Net cash provided by operating activities decreased $355,000 to $7,985,000 in 2010 from $8,340,000 in 2009. The decrease was primarily a result of higher seasonal sales resulting in higher accounts receivable which more than offset the favorable affect of higher operating income and the incremental income, $500,000 before taxes, from the increase in the legal settlement in fiscal year 2010 compared to 2009.

On April 5, 2010, we amended our Credit Agreement (“the New Agreement”) with Bank of America to provide a senior financing facility consisting of term debt and a revolving line of credit.  The New Agreement has a total loan capacity of $20,500,000 and obligates us to a $15,500,000 term note and access to a $5,000,000 revolving line of credit. The term note is to refinance its previous senior term debt and acquisition line of credit. As of July 31, 2010 there was $14,496,000 outstanding on the term loan. The revolving line of credit can be used for the purchase of fixed assets, to fund acquisitions, to collateralize letters of credit, and for operating capital.  There was no balance on the line of credit but it collateralized a letter of credit of $1,569,000 as of July 31, 2010.  Accordingly, as of July 31, 2010, there was $3,417,000 available to borrow from the line of credit.

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

Under the New Agreement, interest is paid at a rate of one-month LIBOR plus a margin determined by certain leverage ratios specified in the agreement which, as of July 31, 2010, is 2.25% for the term loan and 2.00% for the line of credit. The Company is required to fix the interest rate on 75% of the outstanding balance of the term debt and accomplishes this by entering into interest rate swap agreements.  As of July 31, 2010, the Company had $3,875,000 of debt subject to variable interest rates.  The one-month LIBOR was .35% resulting in total variable interest rates of 2.60% and 2.35%, for the term loan and the line of credit as of July 31, 2010.

In conjunction with the New Agreement, the maturity date of the subordinated debt owed to Henry, Peter and Jack Baker in the aggregate principal amount of $13,500,000 was extended to October 5, 2015.

In the first nine months of 2010, we used $2,895,000 for repayment of our senior term debt. In addition, we used $2,500,000 for capital expenditures. Cash expenditures for capital additions were $907,000 higher than for the same period last year because of higher outlays for water bottles, coolers, and brewers.

Our credit facility requires that we be in compliance with certain financial covenants at the end of each fiscal quarter.  The covenants include senior debt service coverage as defined of greater than 1.25 to 1, total debt service coverage as defined of greater than 1 to 1, and senior debt to EBITDA as defined of no greater than 2.5 to 1.  As of July 31, 2010, we were in compliance with all of the financial covenants of our credit facility.

As of July 31, 2010, we had three interest rate swap agreements with Bank of America in effect.  The intent of one swap, entered into on April 5, 2010, is to fix the interest rate on 75% of the outstanding balance on the new term loan as required by the credit facility.  The swap fixes the interest rate for the swapped amount at 4.26% (2.01% plus the applicable margin, 2.25%).  An additional swap entered into on the same date offsets the swap that fixed the interest on a portion of the term loan and became ineffective under the New Agreement.

The net deferred tax liability at July 31, 2010 represents future tax consequences of temporary differences, primarily attributable to depreciation and amortization, that will result in future taxable income.

In addition to our senior and subordinated debt commitments, we have significant future cash commitments, primarily in the form of operating leases that are not reported on the consolidated balance sheet. The following table sets forth our contractual commitments in future fiscal years:

	Payment due by fiscal year
Contractual Obligations (1)	Total	Remainder of 2010	2011-2012	2013-2014	After 2015
Debt	$28,454,000	$561,000	$4,428,000	$4,428,000	$19,037,000
Interest on Debt (2)	10,874,000	616,000	4,549,000	3,897,000	1,812,000
Operating Leases	10,250,000	842,000	5,137,000	3,154,000	1,117,000
Total	$49,578,000	$2,019,000	$14,114,000	$11,479,000	$21,966,000

(1) Customer deposits have been excluded from the table.  Deposit balances vary from period to period with water sales but future increases and decreases in the balances are not accurately predictable.   Deposits are excluded because, net of periodic additions and reductions, it is probable that a customer deposit balance will always be outstanding as long as the business operates.

(2) Interest based on 75% of outstanding senior debt at the hedged interest rate discussed above, 25% of outstanding senior debt at a variable rate of 2.35%, and subordinated debt at a rate of 12%.

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

Changes in Internal Control over Financial Reporting.

During the nine months ended July 31, 2010, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.                          Legal Proceedings.

None.

Item 1A.                      Risk Factors.

There was no change in the nine months ended July 31, 2010 from the Risk Factors reported in our Annual Report on Form 10-K for the year ended October 31, 2009.

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                          Defaults Upon Senior Securities.

None.

Item 4                           [Reserved.]

Item 5.                          Other Information.

None.

Item 6.                         Exhibits.

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

CRYSTAL ROCK HOLDINGS, INC.

Dated: September 14, 2010	By:	/s/ Bruce S. MacDonald
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