Form 10-K
period 2010-10-31
Crystal Rock Holdings, Inc.
filed 2011-01-27
CIK 1123316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2010.

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
Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last sale price per share of common stock on April 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the NYSE Amex, was $7,084,909.

The number of shares outstanding of the registrant's Common Stock, $.001 par value per share, was 21,388,681 on January 12, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, to be filed not later than 120 days after the registrant’s fiscal year ended October 31, 2010, and delivered in connection with the registrant’s annual meeting of stockholders, are incorporated by reference into Part III of this Form 10-K.

Note: Items 6 and 7A are not required for smaller reporting companies and therefore are not furnished.

***************

In this Annual Report on Form 10-K, “Crystal Rock,” the “Company,” “we,” “us” and “our” refer to Crystal Rock Holdings, Inc. and its subsidiary, taken as a whole, unless the context otherwise requires.

***************

This Annual Report on Form 10-K contains references to trade names, label design, trademarks and registered marks of Crystal Rock Holdings, Inc. and its subsidiary and other companies, as indicated.  Unless otherwise provided in this Annual Report on Form 10-K, trademarks identified by (R) are registered trademarks or trademarks, respectively, of Crystal Rock Holdings, Ltd. or its subsidiary.  All other trademarks are the properties of their respective owners.

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

PART I

ITEM 1.                  BUSINESS.

Introduction and Company Background

Crystal Rock Holdings, Inc., incorporated in Delaware in 1990, is engaged in the production, marketing and distribution of bottled water (the Crystal Rock® and Vermont Pure® brands)  and the distribution of coffee (including our Cool Beans® brand), ancillary products, and other office refreshment products as well as office products (the Crystal Rock Office® brand). We operate primarily as a distribution business to homes and offices, using our own trucks for distribution throughout New England, New York, and New Jersey.

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

Bottled water is a mainstream beverage and the centerpiece of many consumers’ healthy living lifestyles.  Sales of bottled water accounted for 44% of our total sales in fiscal 2010, compared to 42% in fiscal 2009. In addition, we believe that the development of the bottled water industry reflects growing public awareness of the potential contamination and unreliability of some municipal water supplies.  Conversely, bottled water has been the recent focus of publicity regarding concerns about the environmental effects of using plastic bottles, as well as the effect on the environment of water extraction and the production and disposal of plastic bottles (see Item 1A, Risk Factors).

Coffee, a product that is counter seasonal to water, is the second leading product in the distribution channel, accounting for 23% of our total sales in fiscal year 2010 and 24% of our total sales in 2009. We sell different brands and sizes of coffee products. We continue to promote our Cool Beans® brand coffee in an effort to increase profitability and create brand equity in the coffee category.  Because coffee is a commodity, coffee sales are affected by volatility in the world commodity markets.  An interruption in supply or a dramatic increase in pricing could have an adverse effect on our business.

The increase in coffee sales in recent years has been driven by the market growth of single-serve coffee products.   This development has revolutionized the marketplace and, while we expect the growth of these products to continue, innovation and changes in distribution are likely to play a significant role in the profitability of these products.

Water Sources, Treatment, and Bottling Operations

Water from local municipalities is the primary raw source for the Crystal Rock® brand.  This accounts for 41% of our water bottled. Municipal water is purified through a number of processes beginning with filtration.  Utilizing carbon and ion exchange filtration systems, we remove chlorine and other volatile compounds and dissolved solids. After the filtration process, impurities are removed by reverse osmosis and/or distillation.  We ozonate our purified water (by injecting ozone into the water as an agent to prohibit the formation of bacteria) prior to storage.  Prior to bottling, we add pharmaceutical grade minerals to the water, including calcium and potassium, for taste. The water is again ozonated and bottled in a fully enclosed clean room with a high efficiency particulate air, or HEPA, filtering system designed to prevent any airborne contaminants from entering the bottling area, in order to create a sanitary filling environment.

If for any reason the municipal sources for Crystal Rock® water were curtailed or eliminated, we could, though probably at greater expense, purchase water from other sources and have it shipped to our manufacturing facilities.

In conjunction with our acquisition of their Home and Office distribution assets, we entered into a contract with Mayer Brothers of Buffalo, New York to bottle our Crystal Rock® brand in that market.  They, as well as other contract bottlers, account for 17% of our total water bottled.

The primary source of our natural spring water (primarily sold under the Vermont Pure® brand) is a spring owned by a third party in Stockbridge, Vermont that is subject to a 50- year water supply contract.  We also obtain water, under similar agreements with third parties, from springs in Bennington and Tinmouth, Vermont.  These three springs are approved by the State of Vermont as sources for natural spring water.  The contractual terms for these springs provide spring water in excess of our current needs and within the apparent capacity of the springs, and accordingly we believe that we can readily meet our bulk water supply needs for the foreseeable future. Water from these springs account for 42% of our total water bottled.

Percolation through the earth's surface is nature's best filter of water.  We believe that the age and extended percolation period of our natural spring water provides the natural spring water with certain distinct attributes: a purer water, noteworthy mineral characteristics (including the fact that the water is sodium free and has a naturally balanced pH), and a light, refreshing taste.

An interruption in or contamination of any of our spring sites would materially affect our business. We believe that we could find adequate supplies of bulk spring water from other sources, but that we might suffer inventory shortages or inefficiencies, such as increased purchase or transportation costs, in obtaining such supplies.

We are highly dependent on the integrity of the sources and processes by which we derive our products.  Natural occurrences beyond our control, such as drought, earthquake or other geological changes, a change in the chemical or mineral content or purity of the water, or environmental pollution may affect the amount and quality of the water available from the springs or municipal sources that we use.  There is a possibility that characteristics of the product could be changed either inadvertently or by tampering before consumption.  Even if such an event were not attributable to us, the product’s reputation could be irreparably harmed.  Consequently, we would experience economic hardship.  Occurrence of any of these events could have an adverse impact on our business. We are also dependent on the continued functioning of our bottling processes.  An interruption could result in an inability to meet market demand and/or negatively impact the cost to bottle the products.

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

During 2010 we announced that we would augment our product lines in the future by offering a full line of office products using our Crystal Rock Office® brand. In conjunction with this strategy, in November 2010 we acquired the assets of a small office products company in Hartford, Connecticut. This acquisition is intended to provide us with a customer base and proven product line from which to expand in central Connecticut.  Subsequently, we plan to introduce our office products line on a region by region basis throughout our entire market area in 2011 and thereafter.

Marketing and Sales of Branded Products

Crystal Rock products are marketed and distributed under four house brands - Crystal Rock Waters, Vermont Pure Natural Spring Water, Cool Beans Coffee and Crystal Rock Office. Through this combination of brands - and resale of other manufactured brands - we provide a choice of high quality products and value-added services to homes and offices.

Both our water brands feature three and five gallon premium bottled water in addition to a variety of small pack case offerings. Our coffee line includes over 70 varieties in fractional, pod and beans in bags, additionally, we also re-sell other coffee and tea selections.  The new office products line will feature over 40,000 products for supplying small and medium-sized business.

We support this marketing and sales effort through a number of methods, including: e-commerce, direct mail, internet advertising, traditional advertising, social media, sales collateral, email marketing, digital/internet technologies, referrals and public relations.  We also sponsor local area sporting events, participate in trade shows, maintain high community visibility, and donate to large amount of charitable events.

We market our home and office delivery service throughout most of New England, New York and parts of New Jersey.  A combination of telemarketers and sales personnel sell our products and services, and a professional marketing agency develops and manages our brands and market position. Our goal is to optimize our marketing and sales returns through efficient technology investments, personal customer interactions and maintaining consistent visibility.

Advertising and Promotion

We advertise our products through a digital, online strategy focused on promoting expanded product and services, and we look to collect customer data in order to engage and market customer relationships both on and offline. Through a combination of websites, social platforms and internet advertising, we are centralizing and transitioning our marketing efforts to offer and incentivize current and new customers through a larger online presence while providing customers direct purchasing capability. In addition to Yellow Page advertising, we also promote our products through sales collateral, direct mail, various public relations and sponsorship opportunities.

We endeavor to be highly visible in the communities that we serve. In recent years, we have sponsored professional minor league baseball and various charitable and cultural organizations, such as Special Olympics and the Multiple Sclerosis Society, by donating both product and money. In 2011, we are sponsoring a United Way giving campaign to support Live United through the Greater Waterbury Connecticut United Way and featuring local giving options to support the United Way throughout our entire region.

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

We rely on trucking to receive raw materials and transport and deliver our finished products.  Consequently, the price of fuel significantly impacts the cost of our products.  We purchase our own fuel for our Home and Office delivery and use third parties for transportation of raw materials and finished goods between our warehouses.  While volume purchases can help control erratic fuel pricing, market conditions ultimately determine the price. In the past, we have experienced substantial market fluctuation of fuel prices.  However, when fuel prices have increased, we have been able to establish a fuel adjustment charge for our customers that covered the incremental rising cost of fuel.  When fuel prices have decreased, they have not decreased enough to offset the incremental fuel cost over what we considered our “base” level for fuel cost.  The risk remains that we may not be able to use fuel price adjustments to cover the cost of fuel increases in a volatile market for petroleum products, which could adversely affect our profitability.

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

Seasonality

Our business is seasonal. The period from June to September, when we have our highest water sales, represents the peak period for sales and revenues due to increased consumption of cold beverages during the summer months in our core Northeastern United States market. Conversely, coffee has a peak sales period from November to March.

Competition

We believe that bottled water historically has been a regional business in the United States.  The market includes several large regional brands owned by multi-national companies that operate throughout contiguous states. We also compete with smaller, locally-owned bottlers that operate in specific cities or market areas within single states.

With our Crystal Rock® and Vermont Pure® brands, we compete on the basis of pricing, customer service, the quality of our products, attractive packaging, and brand recognition.  We consider our trademarks, trade names and brand identities to be very important to our competitive position and defend our brands vigorously.  In addition, we offer polyethylene terephthalate (“PET”) plastic as an alternative bottle and have converted customers with health concerns about polycarbonate plastic to this container.

We feel that installation of filtration units in the home or commercial setting poses a competitive threat to our business.  To address this, we have continued to develop our plumbed-in filtration business expanding it internally and through acquisitions and actively offering it as an alternative product to our bottled water.

Over the years, cheaper water coolers available from retail outlets have become more prevalent, making customer purchasing a more viable alternative to leasing.  Traditionally, the rental of water coolers for offices and homes has been a very profitable business for us.  As coolers have become cheaper and more readily available at retail outlets, our cooler rental revenue has declined.  Although this rental revenue is very profitable for us, it may continue to decline or become less profitable in the future as a result of retail competition.

As discussed above, coffee is another significant component of our overall sales.  The growth of this product line has been driven by single serve packages.  Increased competition has developed for these products, not only from other food and beverage distributors, but office products distributors as well. In addition, retail and internet availability has increased.  Machines to brew these packages are different from traditional machines and packages ideally need to be brewed in machines that accommodate the specific package.  As a result, the popularity of a certain machine often dictates what products are successful in the marketplace.  Consequently, our success, both from a sales and profitability perspective, may be affected by our access to distribution rights for certain products and machines and our decisions concerning which equipment to invest in.

We believe that it has become increasingly important to our competitive advantage to decrease the impact of our business on the environment.   We traditionally use five gallon containers that are placed on coolers and are reused many times.  To further “green” our business we generate solar electricity in our Watertown, Connecticut facility, use high efficiency lighting and vehicles and have instituted no-idling and other driving policies in all of our locations.

Trademarks

We own the trade names of the principal water brands that we sell, Vermont Pure Natural Spring Water® and Crystal Rock®.  We also own the Cool Beans® coffee brand, Crystal Rock Office® products brand and own or have rights to other trade names that currently are not a significant part of our business.   Our trademarks as well as label designs are, in general, registered with the United States Patent and Trademark Office.

Government Regulation

The Federal Food and Drug Administration (FDA) regulates bottled water as a “food.”  Accordingly, our bottled water must meet FDA requirements of safety for human consumption, of processing and distribution under sanitary conditions and of production in accordance with the FDA “good manufacturing practices.”  To assure the safety of bottled water, the FDA has established quality standards that address the substances that may be present in water which may be harmful to human health as well as substances that affect the smell, color and taste of water.  These quality standards also require public notification whenever the microbiological, physical, chemical or radiological quality of bottled water falls below standard.  The labels affixed to bottles and other packaging of the water is subject to FDA restrictions on health and nutritional claims for foods under the Fair Packaging and Labeling Act.  In addition, all drinking water must meet Environmental Protection Agency standards established under the Safe Drinking Water Act for mineral and chemical concentration and drinking water quality and treatment that are enforced by the FDA.

We are subject to the food labeling regulations required by the Nutritional Labeling and Education Act of 1990.  We believe we are in compliance with these regulations.

We are subject to periodic, unannounced inspections by the FDA.  Upon inspection, we must be in compliance with all aspects of the quality standards and good manufacturing practices for bottled water, the Fair Packaging and Labeling Act, and all other applicable regulations that are incorporated in the FDA quality standards.  We believe that we meet the current regulations of the FDA, including the classification as spring water.  All of our plants and distribution locations are registered with the FDA under the "Public Health Security and Bioterrorism Preparedness and Response Act of 2002". Most recently, the FDA put into effect the Bottled Water Microbial Rule to monitor water sources for E. coli bacteria.  We have been in compliance with the testing requirements for this rule prior to and since its inception in December 2009.

We also must meet state regulations in a variety of areas to comply with purity, safety, and labeling standards.  From time to time, our facilities and sources are inspected by various state departments and authorities.

Our product labels are subject to state regulation (in addition to federal requirements) in each state where the water products are sold.  These regulations set standards for the information that must be provided and the basis on which any therapeutic claims for water may be made.

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

Employees

As of January 12, 2011, we had 330 full-time employees and 15 part-time employees.   None of the employees belong to a labor union.  We believe that our relationships with our employees are good.

Additional Available Information

Our principal website is www.crystalrock.com.  We make our annual, quarterly and current reports, and amendments to those reports, available free of charge on www.crystalrock.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC).  Reports of beneficial ownership of our common stock, and changes in that ownership, by directors, officers and greater-than-10% shareholders on Forms 3, 4 and 5, are likewise available free of charge on our website.

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

We operate in a competitive business environment that is influenced by conditions some of which are controllable and other are beyond our control.  These conditions include, but are not limited to, the regional economy, monetary policy, and the political and regulatory environment.  The following summarizes important risks and uncertainties that may materially affect our business in the future.

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

The personal interests of our directors and officers create conflicts.

As mentioned above, the Baker family group owns a majority of our common stock.  In addition, in connection with the acquisition of the Crystal Rock Spring Water Company in 2000, we issued members of the Baker family group 12% subordinated promissory notes secured by all of our assets. The current principal balance on these notes is $13,000,000.  We also lease important facilities in Watertown and Stamford, Connecticut from Baker family interests.  These interests of the Baker family create various conflicts of interest.  Transactions between the Company and related parties are subject to review and approval by the Audit Committee, which consists entirely of independent directors.

Our success depends on the continued services of key personnel.

Our continued success will depend in large part upon the expertise of our senior management and their ability to execute our strategic planning.  Peter Baker, our Chief Executive Officer and President, John Baker, our Executive Vice President, and Bruce MacDonald, our Chief Financial Officer, Treasurer and Secretary, have entered into employment agreements with Crystal Rock Holdings, Inc.  These “at will” employment agreements do not prevent these employees from resigning.  The departure or loss of any of these executives individually could have an adverse effect on our business and operations.

We depend upon maintaining the integrity of our water sources and manufacturing process.   If our water sources or bottling processes were contaminated for any reason, our business would be seriously harmed.

Our ability to retain customers and the goodwill associated with our brands is dependent upon our ability to maintain the integrity of our water resources and to guard against defects in, or tampering with, our manufacturing process.  The loss of integrity in our water sources or manufacturing process could lead to product recalls and/or customer illnesses that could materially adversely affect our goodwill, market share and revenues.  Because we rely upon natural spring sites for sourcing some of our water supply, acts of God, such as earthquakes, could alter the geologic formation of the spring sites, constricting or even contaminating water flow.

In addition, we do not own any of our water sources.  Although we believe the long term rights to our spring and municipal sources are well secured, any dispute over these rights that resulted in prolonged disruption in supply could cause an increase in cost of our product or shortages that would not allow us to meet the market demand for our product.

Our Company is significantly leveraged.  Over the years, we have borrowed substantial amounts of money to finance acquisitions.  If we are unable to meet our debt service obligations to our senior and subordinated lenders, we would be in default under those obligations, and that could hurt our business or even result in foreclosure, reorganization or bankruptcy.

At October 31, 2010 and 2009, respectively, our outstanding senior debt was $14,393,000 and $17,842,000, and our outstanding subordinated debt was $13,000,000 and $13,500,000.  The underlying loans are secured by substantially all of our assets.  If we do not repay our indebtedness in a timely fashion, our secured creditors could declare a default and foreclose upon our assets, which would result in harmful disruption to our business, the sale of assets for less than their fully realizable value, and possible bankruptcy.  We must generate enough cash flow to service this indebtedness until maturity.

Fluctuations in interest rates could significantly increase our expenses.  We will have significant interest expense for the foreseeable future, which in turn may increase or decrease due to interest rate fluctuations.  To partially mitigate this risk, we have used swaps to establish fixed interest rates on 75% of our outstanding senior term debt.

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

We operate in highly competitive markets.  The principal methods of competition in the markets in which we compete are distribution capabilities, brand recognition, quality, reputation, and price.   We have a significant number of competitors in our traditional water market, some of which have far greater resources than us.  Among our principal competitors are Nestlé Waters North America, large regional brands owned by private groups, and local competitors in the markets that we serve.  As we have expanded our product lines, most notably single serve coffee, we have become competitive with other businesses.  These include large national and regional office supply companies and retail store chains.  Price reductions and the introduction of new products by our competitors can adversely affect our revenues, gross margins, and profits.

Our industry has also been affected by the increasing availability of water coolers in discount retail outlets.  This has negatively affected our rental revenue stream in recent years as more customers choose to purchase coolers rather than rent them.  The reduction of rental revenue has been somewhat offset by the increase in coolers that we sell, although not to the extent that rentals have declined. We do not expect retail sales to replace rentals completely because we believe that the purchase option does not provide the quality and service that many customers want.  However, third party retail cooler sales may continue to negatively impact our rental revenues in the future.

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

Recent initiatives have taken place in several major cities regarding bottled water, principally the smaller sizes sold in stores to retail consumers.  Regulations have been proposed in some localities that would ban the use of public funds to purchase bottled water, enact local taxes on bottled water or water extraction, and restrict the withdrawal of water from public and private sources.  These actions are purportedly designed to discourage the use of bottled water due in large part to concerns about the environmental effects of producing and discarding large numbers of plastic bottles.  In developing these stories, local and national media have reported on the growth of the bottled water industry and on the pros and cons of consuming bottled water as it relates to solid waste disposal and energy consumption in manufacturing, as well as conserving the supply of water available to the public.

We believe that the adverse publicity associated with these reports is generally aimed at the retail, small bottle segment of the industry that is now a minimal part of our business, and that our customers can readily distinguish our products from the retail bottles that are currently the basis for concern in some areas.  Our customers typically buy their water in reusable five-gallon containers that are placed on coolers and reused many times.  Only approximately 4% of our total sales is from water sold in single serve packages.  In addition, we continue to take steps to “green” our business by means of solar electricity generation, high efficiency lighting, no-idling and other driving policies, and the use of biodiesel.

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

We rely upon plastic as a raw material, a commodity that is subject to fluctuations in price and supply, for manufacturing our bottles.  Bottle manufacturers also use petroleum-based products.  Increases in the cost of petroleum will likely have an impact on our bottle costs.

We rely on trucking to receive raw materials and transport and deliver our finished products.  Consequently, the price of fuel significantly impacts the cost of our products.  We purchase our own fuel for our Home and Office delivery and use third parties for transportation of raw materials and finished goods between our warehouses.  While volume purchases can help control erratic fuel pricing, market conditions ultimately determine the price. In the past, we have experienced substantial market fluctuation of fuel prices.  However, when fuel prices have increased, we have been able to establish a fuel adjustment charge for our customers that covered the incremental rising cost of fuel.  When fuel prices have decreased, they have not decreased enough to offset the incremental fuel cost over what we considered our “base” level for fuel cost.  The risk remains that we may not be able to use fuel price adjustments to cover the cost of fuel increases in a volatile market for petroleum products, which could adversely affect our profitability.  Further, limitations on the supply or availability of fuel could inhibit our ability to get raw materials and distribute our products, which in turn could have an adverse affect on our business.

A significant portion of our sales is derived from coffee.  The supply and price of coffee may be limited by climate, by international political and economic conditions, and by access to transportation, combined with consumer demand.  An increase in the wholesale price of coffee could result in a reduction in our profitability.  If our ability to purchase coffee were impaired by a market shortage, our sales might decrease, which would also result in a reduction of profitability.

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

Our route accounting system is essential to our overall administrative function and success.  An extended interruption in servicing the system could result in the inability to access information.  Limited or no access to this information would likely inhibit the distribution of our products and the availability of management information, and could even affect our compliance with public reporting requirements.  Our software vendor has a limited number of staff possessing the proprietary information pertaining to the operation of the software.  Changes in personnel or ownership in the firm might result in disruption of service.  Such changes would be addressed by retaining a new vendor to service the existing software or purchasing a new system.  However, any of these events could have a material adverse impact on our operations and financial condition.

Our customer base is located in New England, New York and New Jersey.  If there were to be a material decline in the economy in these regions, our business would likely be adversely affected.

Essentially all of our sales are derived from New England, New York and New Jersey.  We believe that the economic recession experienced in these areas, particularly in 2008 and 2009, adversely affected our financial results, and these regions are still experiencing a variety of adverse effects from the recession.  Continued adverse effects in the regional economies, or a significant negative change in the economy of any of these regions, changes in consumer spending in these regions, or the entry of new competitors into these regional markets, among other factors, could result in a decrease in our sales and, as a result, reduced profitability.

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

We regularly evaluate opportunities to acquire other businesses.  The expenses we incur evaluating and pursuing acquisitions could have a material adverse effect on our results of operations.  If we acquire a business, we may be unable to manage it profitably or successfully integrate its operations with our own.  Moreover, we may be unable to realize the financial, operational, and other benefits we anticipate from these acquisitions.  Competition for future acquisition opportunities in our markets could increase the price we pay for businesses we acquire and could reduce the number of potential acquisition targets.  Further, acquisitions may involve a number of special financial and business risks, such as:

•	charges related to any potential acquisition from which we may withdraw;

•	diversion of our management’s time, attention, and resources;

•	decreased utilization during the integration process;

•	loss of key acquired personnel;

•	increased costs to improve or coordinate managerial, operational, financial, and administrative systems, including compliance with the Sarbanes-Oxley Act of 2002;

•	dilutive issuances of equity securities, including convertible debt securities;

•	the assumption of legal liabilities;

•	amortization of acquired intangible assets;

•	potential write-offs related to the impairment of goodwill;

•	difficulties in integrating diverse corporate cultures; and

•	additional conflicts of interests.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

As part of our Home and Office delivery operations, we have entered into or assumed various lease agreements for properties used as distribution points and office space.  The following table summarizes these arrangements and includes our bottling facilities:

Location	Lease expiration	Sq. Ft.	Annual Rent
Williston, VT	June 2014	10,720	$81,686
Southborough, MA	December 2013	15,271	114,533
Bow, NH	May 2012	12,800	57,000
Rochester, NY	January 2012	15,000	60,000
Buffalo, NY	September 2011	10,000	62,500
Syracuse, NY	December 2015	10,000	38,333
Halfmoon, NY	October 2011	22,500	148,500
Plattsburgh, NY	Month-to-month	5,000	24,000
Watertown, CT	October 2016	67,000	452,250
Stamford, CT	October 2020	22,000	248,400
White River Junction, VT	May 2014	15,357	77,706
Watertown, CT	May 2013	15,000	55,715
Groton, CT	June 2014	7,500	56,375
Canton, MA	January 2015	23,966	143,796

All locations are used primarily for warehousing and distribution and have limited office space for location managers and support staff.  The exception is our Watertown, Connecticut location, which has a substantial amount of office space for sales, accounting, information systems, customer service, and general administrative staff.

The landlord for the buildings in Stamford and Watertown, Connecticut is a trust with which Henry, John, and Peter Baker, and Ross Rapaport are affiliated.  We believe that the rent charged under these leases is not more than fair market rental value.

We expect that these facilities will meet our needs for the next several years.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	Reserved.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Common Stock is traded on the NYSE Amex under the symbol CRVP.  The table below indicates the range of the high and low daily closing prices per share of Common Stock as reported by the exchange.

Fiscal Year Ended October 31, 2010
	High	Low
First Quarter	$ .67	$.50
Second Quarter	$ .81	$.57
Third Quarter	$ .89	$.64
Fourth Quarter	$ .84	$.60

Fiscal Year Ended October 31, 2009

First Quarter	$1.13	$.60
Second Quarter	$ .75	$.34
Third Quarter	$1.41	$.54
Fourth Quarter	$ .83	$.59

The last reported sale price of our Common Stock on the NYSE Amex on January 12, 2010 was $.78 per share.

As of that date, we had 426 record owners and believe that there were approximately 2,000 beneficial holders of our Common Stock.

No dividends have been declared or paid to date on our Common Stock.  Our senior credit agreement prohibits us from paying dividends without the prior consent of the lender.  It is unlikely that we will pay dividends in the foreseeable future.

Issuer Purchases of Equity Securities

The following table summarizes the stock repurchases, by month, that were made during the fourth quarter of the fiscal year ended October 31, 2010.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares that May Yet be Purchased Under the Program (1)
August 1-31	0	$-	0	92,000
September 1-30	0	$-	0	92,000
October 1-31	92,000	$.72	92,000	-
Total	92,000	$.72	92,000
(1)	On July 16, 2008 we announced a program to repurchase up to 250,000 shares of our common stock. The purchases completed in fiscal year 2010 fulfilled the total shares approved for the program.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management's Discussion and Analysis (MD&A) is intended to help the reader understand our Company.  The MD&A should be read in conjunction with our consolidated financial statements and the accompanying notes. This overview provides our perspective on the individual sections of the MD&A, as well as a few helpful hints for reading these pages.  The MD&A includes the following sections:

▪	Business Overview — a brief description of fiscal year 2010.

▪	Results of Operations — an analysis of our consolidated results of operations for the two years presented in our consolidated financial statements.

▪	Liquidity and Capital Resources — an analysis of cash flows, sources and uses of cash, and contractual obligations and a discussion of factors affecting our future cash flow.

▪
Critical Accounting Policies — a discussion of accounting policies that require critical judgments and estimates. Our significant accounting policies, including the critical accounting policies discussed in this section, are summarized in the notes to the accompanying consolidated financial statements.

Business Overview

Our sales were higher and our business was more profitable for fiscal year 2010 than in the same period a year ago. The increase in sales and profit was largely due to acquisitions completed in fiscal year 2009 and warmer than normal weather during the spring and summer in our market area.  Warmer weather resulted in higher water sales which have a higher margin. From a non-operating perspective, we received a one-time legal settlement of $3.5 million, compared to a similar $3 million settlement in 2009, which favorably impacted our financial results in the year.

Despite uncertainty in the regional economy, our business remains healthy.  We continue to have adequate cash on hand while reducing debt.  On April 5, 2010 we consummated an amendment to restructure our term loan repayment and renew our line of credit. We continue to have borrowing capacity available on our new line of credit.

We also are continuing to explore ways to leverage our distribution channels and operate our business more efficiently and evaluate acquisition scenarios as they arise. In fiscal 2010, we announced a plan to sell office supplies in the future.  Accordingly, these activities may require us to use more cash and increase debt to take advantage of future sales growth and profit margin opportunities.

Results of Operations

Fiscal Year Ended October 31, 2010 Compared to Fiscal Year Ended October 31, 2009

Sales
Sales for fiscal year 2010 were $67,781,000 compared to $66,126,000 for 2009, an increase of $1,655,000 or 3%.  Sales attributable to acquisitions in fiscal year 2010 were $1,241,000.  Net of the acquisitions, sales increased 1%.

The comparative breakdown of sales is as follows:

Product Line	2010 (in 000’s $)	2009 (in 000’s $)	Difference (in 000’s $)	% Diff.
Water	$29,661	$27,870	$1,791	6%
Coffee and Related	20,895	21,490	(595)	(3%)
Equipment Rental	8,912	8,903	9	-
Other	8,313	7,863	450	6%
Total	$67,781	$66,126	$1,655	3%

Water – The aggregate increase in water sales was a result of a 2% increase in price and a 4% increase in volume.  The increase in price was attributable to general increases in list prices. The increase in the amount of water sold was attributable to an acquisition completed in April 2009 and to warmer than normal weather in the Company’s market area during the third quarter of 2010. Sales increased 3% as a result of acquisitions so, net of acquisitions, total water sales increased 3% in fiscal year 2010.

Coffee and Related Products – The decrease in sales was primarily due to a 7% decline of traditional coffee and ancillary refreshment products combined sales, despite 2% growth in sales of single serve coffee. The largest decrease was in traditional coffee sales which declined as a result of economic conditions and greater competition.  Single serve coffee sales increased to $10,679,000 in 2010 from $10,452,000 in 2009. Acquisitions did not materially affect this category in 2010.

Equipment Rental – Equipment rental revenue increased slightly, but was substantially unchanged, in fiscal year 2010 compared to the prior year. Equipment placements decreased 2% while the average rental price increased 2%.  Acquisitions increased equipment rental revenue 2% in fiscal year 2010 compared to 2009.

Other – The increase in other revenue is attributable to higher sales of other products, which increased 4%, most notably water in single serve containers and cups. The increase also reflects an increase in fuel adjustment fees that are charged to offset energy costs for delivery and freight, raw materials, and bottling operations as a result of higher fuel prices. Fuel adjustment charges increased 26% in the 2010 from 2009.

Gross Profit/Cost of Goods Sold
Gross profit increased $1,674,000, or 5%, in fiscal year 2010 compared to 2009, to $36,979,000 from $35,305,000. As a percentage of sales, gross profit increased to 55% of sales from 53% for the respective periods.  The increase in gross profit was attributable to changes in product sales mix including an increase in higher margin water sales and an increase in fuel adjustment charges that are charged to offset energy costs for delivery and freight, raw materials, and bottling operations.

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

Income from Operations/Operating Expenses
Income from operations was $6,133,000 in 2010 compared to $4,385,000 in 2009, an increase of $1,748,000.  Total operating expenses decreased to $30,846,000 for the year, from $30,920,000 the prior year, a decrease of $74,000.

Selling, general and administrative (SG&A) expenses were $28,254,000 in fiscal year 2010 and $28,599,000 in 2009, a decrease of $345,000, or 1%.  Of total SG&A expenses:

•
Route sales costs decreased 1%, or $127,000, to $13,364,000 in fiscal year 2010 from $13,491,000 in fiscal year 2009, primarily related to lower labor costs on commission-based sales due to increased route efficiency.  Included as a component of route sales costs are total direct distribution related costs which decreased $75,000, or 1%, to $12,710,000 in fiscal year 2010 from $12,785,000 in fiscal year 2009, primarily as a result of lower labor costs;

•	Selling costs increased 10%, or $303,000, to $3,197,000 in fiscal year 2010 from $2,894,000 in fiscal year 2009 as a result of higher sales-related compensation and computer support costs and;

•
Administrative costs decreased 4%, or $521,000, to $11,693,000 in fiscal year 2010 from $12,214,000 in fiscal year 2009, as a result of lower labor costs, professional fees related to compliance and litigation.

Advertising expenses increased to $1,450,000 in fiscal year 2010 from $1,138,000 in 2009, an increase of $312,000, or 27%. The increase in advertising costs is primarily related to an increase in agency costs and internet advertising.

Amortization decreased $33,000 to $1,080,000 in fiscal year 2010 from $1,113,000 in 2009.  Amortization is attributable to intangible assets that were acquired as part of acquisitions in recent years.

We had a loss from the sale of miscellaneous assets in fiscal year 2010 of $63,000 compared to a loss on the sale of assets of $70,000 in fiscal year 2009. These were sales of miscellaneous assets no longer used in the course of business.

We conducted an assessment of goodwill as of October 31, 2010 and 2009. The assessment of the carrying value of goodwill is a two step process. In step one, the fair value of the Company is determined, using a weighted average of three different market approaches – quoted stock price, value comparisons to publicly traded companies (see note1)  believed to have comparable reporting units, and discounted net cash flow.  These approaches provide a reasonable estimation of the value of the Company and takes into consideration the Company’s thinly traded stock and concentrated holdings, market comparable valuations, and expected results of operations.  We used a weighted average of the three different market approaches as shown below:

	Percentages for Weighted Average
	2010	2009
Quoted stock price	20%	30%
Value comparisons to publicly traded companies	20%	10%
Discounted net cash flow	60%	60%

The weightings remained very similar from year to year. The quoted stock price method was decreased slightly because of the lower volume, a limited number of outstanding shares changed hands, and price on the market which encourages speculation. The comparison method increased slightly because the quality of the comparisons increased somewhat though none are ideal.

The resulting estimated fair value is then compared to its equity value. The assessments concluded that the Company’s fair value exceeded the Company’s equity, therefore goodwill was not impaired as of the respective valuation dates.  Since step one indicated no impairment, step two was not necessary. If impairment had been indicated, we would have then allocated the estimated fair value to all of the assets and liabilities of the Company (including unrecognized intangible assets) as if the Company had been acquired in a business combination and the estimated fair value was the price paid. We then would have recognized impairment in the amount by which the carrying value of goodwill exceeded the implied value of goodwill as determined in this allocation.

Other Income and Expense, Income Taxes, and Income from Operations
Interest expense was $2,450,000 for fiscal year 2010 compared to $2,619,000 for fiscal year 2009, a decrease of $169,000.  The decrease is attributable to lower outstanding debt, on average, and lower variable interest rates.

1 These were the companies used in the year marked:

Company Name	Exchange	Symbol	2010	2009
Coca-Cola Bottling Co., Consolidated	NYSE	COKE	X	X
Farmer Bros. Co.	NASDAQ	FARM	X	X
Green Mountain Coffee Roasters, Inc.	NASDAQ	GMCR	X	X
Hansen Natural, Corp.	NASDAQ	HANS	X	X
Coca-Cola Enterprises, Inc.	NYSE	CCE	X	X
National Beverage Corp.	NASDAQ	FIZZ	X	X
Cott Corporation	Toronto	BCB	X

In fiscal year 2010 the Company received a one-time payment of $3,500,000 as a legal settlement compared to a similar non-recurring settlement amount of $3,000,000 in 2009.

Income before income taxes in fiscal year 2010 was $7,166,000 compared to $4,766,000 in fiscal year 2009, an improvement of $2,400,000.   In addition to the settlement referred to above, operating results improved as a result of higher sales and gross profit combined with lower operating and interest expenses.

Tax expense for fiscal year 2010 was $2,910,000 compared to $1,746,000 for fiscal year 2009 and resulted in an effective tax rate of 41% in 2010 and 37% in 2009. The increase in the effective tax rate from 2009 to 2010 was primarily a result of the difference in book-to-tax adjustments.  Our total effective tax rate is a combination of federal and state rates for the states in which we operate.

Net Income
Net income in fiscal year 2010 was $4,256,000 compared to net income of $3,020,000 in 2009, an increase of $1,236,000.  The increase was primarily attributable to higher income from operations and non-operating legal settlement, net of a higher tax provision. Net income was completely attributable to continuing operations.

Based on the weighted average number of shares of Common Stock outstanding of 21,477,000 (basic and diluted), income per share in fiscal year 2010 was $.20 per share.  This was an increase of $.06 per share from fiscal year 2009, when the weighted average number of shares of Common Stock outstanding was 21,526,000 (basic and diluted) and we had net income of $.14 per share.

The fair value of our interest rate hedge swap agreements decreased $53,000 during fiscal year 2010 compared to a decrease of $194,000 in 2009. This resulted in unrealized losses of $29,000 and $119,000, net of reclassification adjustments and taxes, respectively, for the fiscal years ended October 31, 2010 and 2009.  The decrease during the year has been recognized as an adjustment to net income to arrive at comprehensive income as defined by the applicable accounting standards.

Liquidity and Capital Resources

As of October 31, 2010, we had working capital of $8,425,000 compared to $7,817,000 as of October 31, 2009, an increase of $608,000.  The increase in working capital was primarily attributable to the increase in net income in fiscal year 2010, which benefited from the legal settlement noted above. Net cash provided by operating activities increased slightly by $15,000 to $9,130,000 in 2010 from $9,115,000 in 2009. In 2009, we received a significant tax refund that increased cash provided from operating activities. We did not have a similar refund in 2010.

We use cash provided by operations to repay debt and fund capital expenditures.  In fiscal year 2010, we used $3,949,000 for repayment of debt. Although our scheduled payments of senior debt decreased in 2010, we paid $636,000 more than 2009 because of a $1,000,000 one-time payment. We repaid $500,000 on our subordinated debt in each year. We also used $893,000 more for capital expenditures in 2010 than in 2009. We spent more on water bottles and coolers as well as computers and software in 2010 compared to 2009. In addition, we completed smaller acquisitions in 2010 resulting in $1,454,000 less cash used than in 2009.

In 2010, we funded cash usage from operations and did not borrow additional funds. We amended our Credit Agreement (“the New Agreement”) with Bank of America to provide a senior financing facility consisting of term debt and a revolving line of credit. The New Agreement has a total loan capacity of $20,500,000 and obligates the Company to a $15,500,000 term note and access to a $5,000,000 revolving line of credit. The purpose of the term note is to refinance its previous senior term debt and acquisition line of credit. The revolving line of credit can be used for the purchase of fixed assets, to fund acquisitions, to collateralize letters of credit, and for operating capital.  There was no balance on the line of credit but it collateralized a letter of credit of $1,569,000 as of October 31, 2010.  Consequently, as of October 31, 2010, there was $3,431,000 available to borrow from the revolving line of credit. There was $14,393,000 outstanding on the term note as of October 31, 2010.  In addition, as of that date, we had $13,000,000 of debt subordinated to our senior credit facility.

As of the end of fiscal year 2010, we had three interest rate hedge swap agreements. A 2007 agreement (old swap) fixed the interest rate on 75% of the outstanding balance on the term loan (the swapped amount) with Bank of America as required by the previous facility.  The old swap fixed the interest rate for the swapped amount related to the previous facility at 4.87% and matures in January 2014.  We entered into an agreement (offsetting swap) when the previous facility was amended to offset the old swap, for which we receive 1.40% of the scheduled balance of the old term loan effectively limited any exposure to change in the fair value of the old swap and set a fixed net payment schedule based on the scheduled balance of the old term loan until January 2014 when both the old and offsetting swaps mature.   Finally, we entered into an agreement (new swap) to fix the interest rate of 75% of the outstanding balance of the new term note at 4.26% (2.01% plus the applicable margin, 2.25%) maturing May 2015.

As of October 31, 2010, the total notional amount committed to the new swap agreement was $10,795,000.  This agreement provides for a monthly settlement in which the Company would make or receive payments at a variable rate determined by a specified index (one-month LIBOR) in exchange for making payments at a fixed rate of 4.26%. On that date, the variable rate on the remaining 25% of the term note ($3,598,000) was 2.51%.

The New Agreement requires that we be in compliance with certain financial covenants at the end of each fiscal quarter.  The covenants include senior debt service coverage as defined of greater than 1.25 to 1, total debt service coverage as defined of greater than 1 to 1, and senior debt to EBITDA as defined of no greater than 2.5 to 1.  As of October 31, 2010, we were in compliance with all of the financial covenants of our credit facility and we expect to be in compliance in the foreseeable future. The New Agreement also prohibits us from paying dividends without prior consent of the lender.

We used $66,242 of cash to purchase shares of our common stock on the open market during fiscal year 2010.

In addition to our senior and subordinated debt commitments, we have significant future cash commitments, primarily in the form of operating leases that are not reported on the balance sheet.  These operating leases are described in Note 14 to our Audited Consolidated Financial Statements.

The following table sets forth our contractual commitments as of October 31, 2010:

	Payment due by Period
Contractual Obligations	Total	2011	2012-2013	2014-2015	After 2015
Debt	$27,443,000	$2,264,000	$4,428,000	$20,751,000	$-
Interest on Debt (1)	8,425,000	588,000	4,257,000	3,580,000	-
Operating Leases	12,658,000	3,573,000	5,513,000	2,863,000	709,000
Total	$48,526,000	$6,425,000	$14,198,000	$27,194,000	$709,000

(1)	Interest based on 75% of outstanding senior debt at the hedged interest rate discussed above, 25% of outstanding senior debt at a variable rate of 2.59%, and subordinated debt at a rate of 12%.

(2)
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

Factors Affecting Future Cash Flow

Generating cash from operating activities and access to credit is integral to the success of our business.  We continue to generate cash from operating activities to service scheduled debt repayment and fund capital expenditures.  In addition, we have capacity to borrow from our acquisition line of credit for capital expenditures and acquisitions.  We also lease a significant amount of our vehicles.

Recent adverse economic conditions nationally have negatively impacted many businesses revenue and profitability and severely restricted credit availability.  We experienced the effect of this environment throughout fiscal year 2009 which resulted in decreased sales and operating profitability. Although our organic sales experienced very limited growth and profitability improved in 2010 we do not think that the economy in our region has fully recovered.  Like most businesses, we are taking steps to preserve cash flow but no assurance can be given that the future economic environment will not adversely affect our cash flow and results of operations or that we will have adequate access to credit.

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

Goodwill – Intangible Asset Impairment
We have acquired a significant number of companies.  The excess of the purchase price over the fair value of the assets and liabilities acquired has been recorded as goodwill.  If goodwill is not impaired, it would remain as an asset on our balance sheet at the value assigned in the acquisitions.  If it is impaired, we would be required to write down the asset to an amount that accurately reflects its estimated value.  We completed a valuation of the Company performed as of October 31, 2010 and 2009, and goodwill was not impaired as of those dates.

The assessment of the carrying value of goodwill is a two step process. In step one, the fair value of the Company is determined, using a weighted average of three different market approaches – quoted stock price, value comparisons to publicly traded companies believed to have comparable reporting units, and discounted net cash flow.  This approach provides a reasonable estimation of the value of the Company and takes into consideration the Company’s thinly traded stock and concentrated holdings, market comparable valuations, and expected results of operations. The resulting estimated fair value is then compared to its equity value. On October 31, 2010 the step one assessment yielded the following fair value:

	Determined	Controlling
	Minority	Interest
	Value	Value (a)	Weighting	Contribution
Quoted Stock Price	$15,000,000	$19,500,000	20%	$3,900,000
Guideline Companies	$22,045,000	$29,099,500	20%	$5,819,900
Discounted Net Cash Flow	$20,200,000	$27,070,000	60%	$16,242,000
Concluded Fair Value				$25,961,900
(a) Reflects application of 30% control premium under all approaches and addition of Cash balance under guideline approach.

As of October 31, 2010 the fair value exceeded the equity value by 27%. If the equity value exceeds the fair value in step one then step two estimates the fair value of the Company’s assets and liabilities (including unrecognized intangible assets). This value is then allocated among the assets and liabilities as if they had been acquired in a business combination and the estimated fair value was the price paid.

We relied, in part, on certain assumptions in making the valuation conclusion.  If some or all of these assumptions change in the future, there may be a material impact on the valuation of the Company, which may result in an additional impairment of goodwill.  These assumptions include, but are not limited to, the following:

▪
We made certain assumptions in the calculation of discount rates, risk premiums, and capital structure weightings. However, changes in capital markets may significantly change these assumptions in the future.

▪
We used our knowledge of the business, industry and economy to assemble financial projections. Unforeseen events that dramatically change such influential factors as the economy, environment, and weather may positively or negatively affect the accuracy of these projections.

▪
Calculation of a control premium is a significant component in the assessment of goodwill. This is a common valuation technique that relies on assumptions based on equity markets, credit markets and the merger and acquisition environment and the availability of buyers.

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

Off-Balance Sheet Arrangements
We lease various facilities and equipment under cancelable and non-cancelable short and long term operating leases, which are described in Item 2 of this Annual Report on Form 10-K.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our Consolidated Financial Statements and their footnotes are set forth on pages F-1 through F-26.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, and other members of our senior management team, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were adequate and effective to provide reasonable assurance that information required to be disclosed by us, including our consolidated subsidiary, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive and Chief Financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of October 31, 2010. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of October 31, 2010, the Company's internal control over financial reporting is effective based on those criteria.

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

b) Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended October 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to the sections captioned “Directors,” “Our Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance” and “Committees of the Board of Directors” in our 2011 proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended October 31, 2010.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to the sections captioned “Compensation of Executive Officers” and “Compensation of Non-Employee Directors” in our 2011 proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended October 31, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table sets forth certain information as of October 31, 2010 about shares of our Common Stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements that were not required to be and were not submitted to our stockholders for approval.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)).
Equity compensation plans approved by security holders	304,500	$2.63	1,919,500
Equity compensation plans not approved by security holders	-0-	-	-0-
Total	304,500	$2.63	1,919,500

Additional information required by this Item is incorporated by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in our 2011 proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended October 31, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to the section captioned “Corporate Governance” in our 2011 proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended October 31, 2010.

ITEM 14.                PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated by reference to the sections captioned “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policies and Procedures” in our 2011 proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended October 31, 2010.

PART IV

ITEM 15.                EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

a)	The following documents are filed as part of this report:

(1) Financial Statements

(2) Schedules

None

(3) Exhibits:

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Certificate of Incorporation		S-4	September 6, 2000	Exhibit B to Appendix A
3.2	Certificate of Amendment to Certificate of Incorporation		8-K	October 19, 2000	4.2
3.3	Amended and Restated By-Laws as adopted March 29, 2010		8-K	April 2, 2010	3.2
3.4	Certificate of Ownership and Merger of Crystal Rock Holdings, Inc. with and into Vermont Pure Holdings, Ltd.		8-K	April 30, 2010	3.1
4.1	Registration Rights Agreement with Peter K. Baker, Henry E. Baker, John B. Baker and Ross Rapaport		8-K	October 19, 2000	4.6
10.1*	1998 Incentive and Non-Statutory Stock Option Plan, as amended		14A	March 10, 2003	A
10.2*	1999 Employee Stock Purchase Plan		14A	March 15, 1999	A
10.3*	2004 Stock Incentive Plan		14A	March 9, 2004	B
10.4*	Employment Agreement dated May 2, 2007 with Peter K. Baker		8-K	May 2, 2007	10.1
10.5*	Employment Agreement dated May 2, 2007 with Bruce S. MacDonald		8-K	May 2, 2007	10.3
10.6*	Employment Agreement dated May 2, 2007 with John B. Baker		8-K	May 2, 2007	10.2
10.7	Lease of Buildings and Grounds in Watertown, Connecticut from the Baker’s Grandchildren Trust		S-4	September 6, 2000	10.22
10.8	First Amendment to the Lease of Buildings and Grounds in Watertown, Connecticut from the Baker’s Grandchildren Trust		10-Q	September 14, 2007	10.4
10.9	Amended and Restated Credit Agreement dated April 5, 2010 with Bank of America.		8-K	April 9, 2010	10.1
10.10	Form of Amended and Restated Term Note dated April 5, 2010 to Bank of America.		8-K	April 9, 2010	10.2
10.11	Form of Amended and Restated Subordination and Pledge Agreement dated April 5, 2010 between Henry E. Baker and Bank of America.		8-K	April 9, 2010	10.3
10.12	Form of Amended and Restated Subordination and Pledge Agreement dated April 5, 2010 between John B. Baker and Peter K. Baker and Bank of America.		8-K	April 9, 2010	10.4
10.13	Form of Amended and Restated Promissory Note dated April 5, 2010 issued to Henry E. Baker, John B. Baker and Peter K. Baker		8-K	April 9, 2010	10.5
10.14	Form of Indemnification Agreement dated November 2, 2005 with each of Henry E. Baker, John B. Baker, Peter K. Baker, Phillip Davidowitz,David Jurasek, Bruce S. MacDonald and Ross S. Rapaport		10-K	January 30, 2006	10.21
10.15	Form of Indemnification Agreement dated November 2, 2005 with each of John M. Lapides and Martin A. Dytrych		10-K	January 30, 2006	10.22
10.16	Installation Agreement with American Capital Energy, Inc. dated August 29, 2007		10-K	January 29, 2008	10.29
10.17	Financial Assistance Agreement with Connecticut Innovations dated August 20, 2007		10-K	January 29, 2008	10.30
10.18*	Amendment No. 1 to Employment Agreement with Peter K. Baker dated September 10, 2009.		10-Q	September 14, 2009	10.1
10.19*	Amendment No. 1 to Employment Agreement with John B. Baker dated September 10, 2009.		10-Q	September 14, 2009	10.2
10.20	Settlement Agreement and General Release dated as of July 31, 2009 by and between Crystal Rock Holdings, Inc. and Ivey & Ragsdale, et al.		10-Q	September 14, 2009	10.3
10.21	Settlement Agreement and General Release dated as of July 31, 2009 by and between Vermont Pure Holdings, et al. and Hagens Berman Sobol Shapiro et al.		10-Q	September 14, 2009	10.4
10.22	Settlement Agreement and General Release dated as of May 6, 2010 by and between Vermont Pure Holdings, et al. and Cozen et al.		10-Q	June 14, 2010	10.1
10.23	Letter of Waiver and Consent dated September 15, 2010 signed by Martin Dytrych, Henry Baker, Peter Baker, and John Baker.		8-K	October 1,2010	10.1
10.24	First Amendment to the Credit Agreement dated September 28, 2010 with Bank of America.		8-K	October 1,2010	10.2
10.25	Letter from Henry E., Peter K., and John B. Baker and Ross S. Rapaport, as trustee, to Bank America, as agreed to, to amend Subordination Agreements.		8-K	October 1,2010	10.3
10.26	Lease of Building and Land in Stamford, Connecticut from Henry E. Baker dated September 30, 2010.		8-K	October 1,2010	10.4
21.1	Subsidiary	X
23.1	Consent of Wolf & Company, P.C.	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Crystal Rock Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRYSTAL ROCK HOLDINGS, INC.

Dated: January 27, 2011	By:	/s/ Peter K. Baker,
Peter K. Baker, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ross S. Rapaport	Chairman of the Board of Directors	January 27, 2011
Ross S. Rapaport

/s/ Henry E. Baker	Director, Chairman Emeritus	January 27, 2011
Henry E. Baker

/s/ John B. Baker	Executive Vice President and Director	January 27, 2011
John B. Baker

/s/ Peter K. Baker	Chief Executive Officer and Director	January 27, 2011
Peter K. Baker

/s/ Phillip Davidowitz	Director	January 27, 2011
Phillip Davidowitz

/s/ Martin A. Dytrych	Director	January 27, 2011
Martin A. Dytrych

/s/ John M. Lapides	Director	January 27, 2011
John M. Lapides

/s/ Bruce S. MacDonald	Chief Financial Officer, Chief Accounting Officer and Secretary	January 27, 2011
Bruce S. MacDonald

EXHIBITS TO CRYSTAL ROCK HOLDINGS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED OCTOBER 31, 2010
Exhibits Filed Herewith

Exhibit
Number                      Description

21.1	Subsidiary
23.1	Consent of Wolf & Company, P.C.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE

Report of the Independent Registered Public Accounting Firms	F-1

Financial Statements:

Consolidated Balance Sheets, October 31, 2010 and 2009	F-2

Consolidated Statements of Income, Fiscal Years Ended October 31, 2010 and 2009	F-3

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income Fiscal Years Ended October 31, 2010 and 2009	F-4

Consolidated Statements of Cash Flows, Fiscal Years Ended October 31, 2010 and 2009	F-5

Notes to the Consolidated Financial Statements	F-6 - F-26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Crystal Rock Holdings, Inc. and subsidiary as of October 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crystal Rock Holdings, Inc. and subsidiary as of October 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ Wolf & Company, P.C.

Boston, Massachusetts
January 27, 2011

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	October 31,	October 31,
	2010	2009

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,892,379	$3,095,307
Accounts receivable, trade - net of reserve of $493,610 and	7,448,044	7,426,530
$435,790 for 2010 and 2009, respectively
Inventories	2,448,500	2,171,812
Current portion of deferred tax asset	804,362	751,082
Other current assets	757,964	721,468

TOTAL CURRENT ASSETS	16,351,249	14,166,199

PROPERTY AND EQUIPMENT - net	9,111,114	9,857,414

OTHER ASSETS:
Goodwill	32,123,294	32,123,294
Other intangible assets - net	3,232,051	4,035,194
Other assets	39,000	112,333

TOTAL OTHER ASSETS	35,394,345	36,270,821

TOTAL ASSETS	$60,856,708	$60,294,434

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long term debt	$2,264,000	$3,680,000
Accounts payable	1,732,426	2,427,157
Accrued expenses	3,044,515	2,548,764
Current portion of customer deposits	710,654	696,779
Current portion of unrealized loss on derivatives	174,228	485,667

TOTAL CURRENT LIABILITIES	7,925,823	9,838,367

Long term debt, less current portion	12,179,000	14,161,667
Deferred tax liability	4,045,745	3,666,779
Subordinated debt	13,000,000	13,500,000
Customer deposits	2,704,716	2,660,585
Long term portion of unrealized loss on derivatives	608,072	239,806

TOTAL LIABILITIES	40,463,356	44,067,204

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock - $.001 par value, 50,000,000 authorized shares,
21,960,229 issued and 21,388,681 outstanding shares as of
October 31, 2010 and 21,951,987 issued and 21,472,439
outstanding as of October 31, 2009	21,960	21,952
Additional paid in capital	58,462,497	58,457,807
Treasury stock, at cost, 571,548 shares as of October 31, 2010
and 479,548 shares as of October 31, 2009	(870,391)	(804,149)
Accumulated deficit	(36,743,413)	(40,999,634)
Accumulated other comprehensive loss	(477,301)	(448,746)
TOTAL STOCKHOLDERS' EQUITY	20,393,352	16,227,230

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$60,856,708	$60,294,434

See the accompanying notes to the consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended October 31
	2010	2009

NET SALES	$67,780,639	$66,125,827

COST OF GOODS SOLD	30,801,309	30,820,655

GROSS PROFIT	36,979,330	35,305,172

OPERATING EXPENSES:
Selling, general and administrative expenses	28,253,658	28,599,190
Advertising expenses	1,449,902	1,137,878
Amortization	1,079,746	1,113,396
Loss on disposal of property and equipment	63,004	69,882

TOTAL OPERATING EXPENSES	30,846,310	30,920,346

INCOME FROM OPERATIONS	6,133,020	4,384,826

OTHER INCOME (EXPENSE):
Interest	(2,449,512)	(2,618,847)
Loss on derivatives	(17,027)	-
Miscellaneous income	3,500,000	3,000,000

TOTAL OTHER INCOME, NET	1,033,461	381,153

INCOME BEFORE INCOME TAXES	7,166,481	4,765,979

INCOME TAX EXPENSE	2,910,260	1,746,111

NET INCOME	$4,256,221	$3,019,868

NET INCOME PER SHARE - BASIC	$0.20	$0.14

NET INCOME PER SHARE - DILUTED	$0.20	$0.14

WEIGHTED AVERAGE SHARES USED IN COMPUTATION - BASIC	21,476,760	21,525,932
WEIGHTED AVERAGE SHARES USED IN COMPUTATION - DILUTED	21,476,760	21,525,932

See the accompanying notes to the consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME

							Accumulated
	Common		Additional		Treasury		Other
	Shares	Stock	Paid in	Treasury	Stock	Accumulated	Comprehensive		Comprehensive
	Issued	Par Value	Capital	Shares	Amount	Deficit	Loss	Total	Income (Loss)
Balance, October 31, 2008	21,862,739	$21,863	$58,395,551	373,250	$(717,301)	$(44,019,502)	$(329,637)	$13,350,974	$(20,098,026)

Shares issued under employee stock purchase plan	89,248	89	62,256					62,345

Shares repurchased				106,298	(86,848)			(86,848)

Net income						3,019,868		3,019,868	$3,019,868

Unrealized loss on derivatives, net of reclassification adjustment, amortization, and taxes							(119,109)	(119,109)	(119,109)

Balance, October 31, 2009	21,951,987	$21,952	$58,457,807	479,548	$(804,149)	$(40,999,634)	$(448,746)	$16,227,230	$2,900,759

Shares issued under employee stock purchase plan	8,242	8	4,690					4,698

Shares repurchased				92,000	(66,242)			(66,242)

Net income						4,256,221		4,256,221	$4,256,221

Unrealized loss on derivatives, net of reclassification adjustment, amortization, and taxes							(28,555)	(28,555)	(28,555)

Balance, October 31, 2010	21,960,229	$21,960	$58,462,497	571,548	$(870,391)	$(36,743,413)	$(477,301)	$20,393,352	$4,227,666

See the accompanying notes to the consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended October 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,256,221	$3,019,868
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,712,381	3,853,864
Provision for bad debts on accounts receivable	351,836	394,825
Provision for bad debts on notes receivable	57,323	30,893
Amortization	1,079,746	1,113,396
Non cash interest expense	63,647	78,242
Loss on derivatives	17,027	-
Deferred tax expense	325,686	330,779
Loss on disposal of property and equipment	63,004	69,882

Changes in operating assets and liabilities:
Accounts receivable	(370,155)	397,932
Inventories	(276,688)	(495,379)
Other current assets and liabilities	(25,251)	891,137
Other assets	16,010	9,107
Accounts payable	(694,731)	(115,554)
Accrued expenses	495,751	(310,513)
Customer deposits	58,006	(153,777)
NET CASH PROVIDED BY OPERATING ACTIVITIES	9,129,813	9,114,702

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment - net of debt	(3,198,877)	(2,606,192)
Proceeds from sale of property and equipment	206,429	136,876
Cash used for acquisitions	(240,082)	(1,694,236)
NET CASH USED IN INVESTING ACTIVITIES	(3,232,530)	(4,163,552)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit borrowings	-	300,000
Principal payments on debt	(3,948,667)	(3,313,077)
Payments of debt issuance costs	(90,000)	-
Purchase of treasury stock	(66,242)	(86,848)
Sale of common stock	4,698	62,345
NET CASH USED IN FINANCING ACTIVITIES	(4,100,211)	(3,037,580)

NET INCREASE IN CASH	1,797,072	1,913,570

CASH AND CASH EQUIVALENTS - Beginning of year	3,095,307	1,181,737

CASH AND CASH EQUIVALENTS - End of year	$4,892,379	$3,095,307

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION,
EXCLUDING NON-CASH FINANCING AND INVESTING ACTIVITIES:
Cash paid for interest	$2,391,407	$2,575,652

Cash paid for taxes	$2,619,464	$483,553

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Notes payable issued in acquisitions	$50,000	$2,500,000

See the accompanying notes to the consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS OF THE COMPANY AND BASIS OF PRESENTATION

On May 1, 2010, the Company changed its name to Crystal Rock Holdings, Inc.

Crystal Rock Holdings, Inc. and Subsidiary (collectively, the “Company”) is engaged in the production, marketing and distribution of bottled water and the distribution of coffee, ancillary products, various other refreshment products as well as office products. The Company operates exclusively as a home and office delivery business, using its own trucks to distribute throughout New England, New York, and New Jersey.

The consolidated financial statements of the Company include the accounts of Crystal Rock Holdings, Inc. and its wholly-owned subsidiary, Crystal Rock, LLC.  All inter-company transactions and balances have been eliminated in consolidation.

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

Goodwill and Other Intangibles – Intangible assets with lives restricted by contractual, legal, or other means are amortized over their useful lives. The Company defines an asset’s useful life as the period over which the asset is expected to contribute to the future cash flows of the entity.  Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The amount of impairment for goodwill and other intangible assets is measured as the excess of their carrying values over their implied fair values.  The Company conducted assessments of the carrying value of its goodwill as of October 31, 2010 and 2009 and determined that goodwill was not impaired.  Other than goodwill, intangible assets consist primarily of customer lists and covenants not to compete, with estimated lives ranging from 3 to 10 years.

Impairment for Long-Lived and Intangible Assets – The Company reviews long-lived assets and certain identifiable intangible assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.  Recoverability is assessed based on estimated undiscounted future cash flows.  As of October 31, 2010 and 2009, the Company believes that there has been no impairment of its long-lived and intangible assets.

Stock-Based Compensation – The Company has several stock-based compensation plans under which incentive and non-qualified stock options and restricted shares may be granted. It also has an Employee Stock Purchase Plan (ESPP) which reached its approved share limit during fiscal year 2010.  The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost is recognized over the period during which an employee is required to provide services in exchange for the award, the requisite service period (usually the vesting period). The Company provides an estimate of forfeitures at initial grant date. This policy had no material impact on the Company’s 2010 and 2009 results of operations since no options were issued or vested during those years.

Net Income Per Share – Net income per share is based on the weighted average number of common shares outstanding during each period. Potential common shares are included in the computation of diluted per share amounts outstanding during each period that income is reported.  In periods in which the Company reports a loss, potential common shares are not included in the diluted earnings per share calculation since the inclusion of those shares in the calculation would be anti-dilutive. The Company considers outstanding “in-the-money” stock options, if any, as potential common stock in its calculation of diluted earnings per share and uses the treasury stock method to calculate the applicable number of shares.

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

In accordance with the guidance pertaining to the accounting for uncertainty in income taxes, the Company uses a more-likely-than-not measurement attribute for all tax positions taken or expected to be taken on a tax return in order for those tax positions to be recognized in the financial statements.

Derivative Financial Instruments - The Company records all derivatives on the balance sheet at fair value. The Company utilizes interest rate swap agreements to hedge variable rate interest payments on its long-term debt.  The interest rate swaps are recognized on the balance sheet at their fair value as stated by the bank and are designated as cash flow hedges. Accordingly, the resulting changes in fair value of the Company’s interest rate swaps are recorded as a component of other comprehensive income (loss).  The Company assesses, both at a hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of the related hedged items. Gains and losses that are related to the ineffective portion of a hedge or de-designated hedge are recorded in earnings.

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

Shipping and Handling Costs – The Company distributes its home and office products directly to its customers on its own trucks.  The delivery costs related to the Company’s route system, which are reported under selling, general, and administrative expenses, were approximately $12,710,000 and $12,785,000 for fiscal years 2010 and 2009, respectively.

3.	MERGERS AND ACQUISITIONS

The Company purchased assets from three water distributors in small transactions in fiscal year 2010:  Frontenac Crystal Springs Water, Inc., New York; Linekin’s Inc. d/b/a Arrowood Spring Water, New York; and Massasoit Distributing, Inc., Massachusetts.  Similarly, we purchased assets in four separate transactions in fiscal year 2009:  Blue Hills Spring Water Co., Massachusetts; Diamond Distributors, Massachusetts; Cavanagh Spring Water LLC, Connecticut;  and Cooler Waters, LLC, Connecticut.  The purchase price paid for the acquisitions for the respective years is as follows:

Fiscal Year 2010	Frontenac	Arrowood	Massasoit	Price Adjustment	Total
Month Acquired	04/10	04/10	09/10
Cash (including acquisition costs)	$39,701	$33,714	$153,694	$12,973	$240,082
Issuance of debt	-	-	50,000	-	50,000
Purchase Price	$39,701	$33,714	$203,694	$12,973	$290,082

Fiscal Year 2009	Cavanagh	Diamond	Blue Hills	Cooler Waters	Total
Month Acquired	01/09	02/09	04/09	04/09
Cash (including acquisition costs)	$288,206	$183,335	$1,046,238	$176,457	$1,694,236
Issuance of debt	-	-	2,500,000	-	2,500,000
Other	-	-	-	1,965	1,965
Purchase Price	$288,206	$183,335	$3,546,238	$178,422	$4,196,201

The allocation of purchase price to the corresponding line item on the financial statements related to these acquisitions for the respective years is as follows:

	2010	2009
Accounts Receivable, net	$3,195	$378,433
Property and Equipment, net	36,637	748,456
Other Intangible Assets, net	250,250	3,164,553
Goodwill	-	42,625
Inventories	-	6,484
Customer Deposits	-	(144,350)
Purchase Price	$290,082	$4,196,201

The following table summarizes the pro forma consolidated condensed results of operations (unaudited) of the Company for the fiscal years ended October 31, 2010 and 2009 as though all the acquisitions had been consummated at the beginning of fiscal year 2009:

	2010	2009
Net Sales	$68,107,772	$67,911,475
Net Income	$4,282,435	$2,957,662
Net Income Per Share-Diluted	$.20	$.14
Weighted Average Common Shares Outstanding-Diluted	21,476,760	21,525,932

The operating results of the acquired entities have been included in the accompanying statements of operations since their respective dates of acquisition.

4.	ACCOUNTS RECEIVABLE

The activity in the allowance for doubtful accounts for the years ended October 31, 2010 and 2009 is as follows:

	2010	2009
Balance, beginning of year	$435,790	$414,301
Provision	351,836	489,434
Write-offs	(294,016)	(467,945)
Balance, end of year	$493,610	$435,790

5.	INVENTORIES

Inventories at October 31 consisted of:

	2010	2009
Finished Goods	$2,265,019	$2,015,395
Raw Materials	183,481	156,417
Total Inventories	$2,448,500	$2,171,812

Finished goods inventory consists of products that the Company sells such as, but not limited to, coffee, cups, soft drinks, and snack foods.  Raw material inventory consists primarily of bottle caps.  The amount of raw and bottled water on hand does not represent a material amount of inventory.  The Company estimates that value as of October 31, 2010 and 2009 to be $56,000 and $59,000, respectively.  This value includes the cost of allocated overhead.  Bottles are accounted for as fixed assets.

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment at October 31 consisted of:

	Useful Life	2010	2009

Leasehold improvements	Shorter of useful life of	$1,672,217	$1,637,482
	Asset or lease term
Machinery and equipment	3 - 10 yrs.	20,444,318	20,477,139
Bottles, racks and vehicles	3 - 7 yrs.	5,369,583	4,693,090
Furniture, fixtures and office equipment	3 - 7 yrs.	2,341,779	2,324,425
Construction in progress		48,252	164,771
Property and equipment before accumulated depreciation		29,876,149	29,296,907
Less accumulated depreciation		20,765,035	19,439,493
Property and equipment, net of accumulated depreciation		$9,111,114	$9,857,414

Depreciation expense for the fiscal years ended October 31, 2010 and 2009 was $3,712,381, and $3,853,864, respectively.

7.	EQUIPMENT RENTAL

The carrying cost of the equipment rented to customers, which is included in property and equipment in the consolidated balance sheets, is calculated as follows:

	2010	2009
Original Cost	$2,819,133	$2,815,877
Accumulated Depreciation	2,106,992	2,007,121
Carrying Cost	$712,141	$808,756

We expect to have revenue of $616,000 from the rental of equipment under contract at the end of the year over the next twelve months. After twelve months customer contracts convert to a month-to month basis.

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

Components of other intangible assets at October 31 consisted of:

	2010			2009
	Gross Carrying Amount	Accumulated Amortization	Wgt. Avg. Amort. Years	Gross Carrying Amount	Accumulated Amortization	Wgt. Avg. Amort. Years
Amortized Intangible Assets:
Covenants Not to Compete	$2,076,488	$1,635,605	3.25	$2,041,488	$1,418,012	3.69
Customer Lists	7,143,033	4,663,069	3.33	6,927,782	3,805,331	4.06
Other Identifiable Intangibles	516,366	205,162	25.07	490,013	200,746	26.03
Total	$9,735,887	$6,503,836		$9,459,283	$5,424,089

Amortization expense for amortizable intangible assets for fiscal years 2010 and 2009, was $1,079,746, and $1,113,396, respectively.

Estimated amortization expense for the next five years is as follows:

Fiscal Year Ending October 31,	Amount
2011	$976,000
2012	829,000
2013	752,000
2014	348,000
2015	38,000

An assessment of the carrying value of goodwill was conducted as of October 31, 2010 and 2009.  In both years it was determined that goodwill was not impaired.  The changes in the carrying amount of goodwill for the fiscal years ended October 31, 2010 and 2009 are as follows:

	2010	2009
Beginning balance	$32,123,294	$32,080,669
Goodwill acquired during the year	0	42,625
Balance as of October 31	$32,123,294	$32,123,294

The assessment of the carrying value of goodwill is a two step process. In step one, the fair value of the Company is determined, using a weighted average of three different market approaches – quoted stock price, value comparisons to publicly traded companies believed to have comparable reporting units, and discounted net cash flow.  This approach provided a reasonable estimation of the value of the Company and took into consideration the Company’s thinly traded stock and concentrated holdings, market comparable valuations, and expected results of operations. The Company compared the resulting estimated fair value to its equity value as of October 31, 2010 and 2009 and determined there was no impairment of goodwill at those dates. Step two, which involves allocation of the fair value of the Company’s assets and liabilities, was not necessary because impairment was not indicated in step one. The Company is a single reporting unit as it does not have separate management of product lines and shares its sales, purchasing and distribution resources among the lines.
9.	OTHER ASSETS

At October 31, the balance of other assets is itemized as follows:

	2010	2009
Note receivable, unsecured, due August 8, 2011, interest 0% per annum (net of an allowance for bad debt of $145,259 and $87,936 in 2010 and 2009, respectively)	$9,699	$81,574
Ownership interests	39,000	39,000
	48,699	120,574
Portion of current asset (note receivable)	(9,699)	(8,241)
Total other assets	$39,000	$112,333

10.	ACCRUED EXPENSES

Accrued expenses as of October 31 are as follows:

	2010	2009
Payroll and Vacation	$1,610,436	$1,002,147
Interest	452,202	457,123
Health Insurance	402,059	392,293
Accounting and Legal	151,000	159,000
Termination Benefit	153,407	221,000
Miscellaneous	275,411	317,201
Total	$3,044,515	$2,548,764

Termination Benefit:

On February 6, 2009 the Company entered into a Severance and Release Agreement with an employee that has worked for the Company 59 years.  Under the agreement the Company is obligated to pay the employee, or his estate, $68,000 a year for the next 4 years.  On the date of the agreement, the Company recognized the full expense related to this special termination benefit.

11.	DEBT

Senior Debt

On April 5, 2010, the Company and its subsidiary amended its Credit Agreement (“the New Agreement”) with Bank of America to provide a senior financing facility consisting of term debt and a revolving line of credit.  Under the New Agreement, Bank of America is the Company’s sole lender. Webster Bank, a participating lender prior to the amendment, is no longer party to the agreement.

The New Agreement has a total loan capacity of $20,500,000 and obligates the Company to a $15,500,000 term note and access to a $5,000,000 revolving line of credit. The purpose of the term note is to refinance its previous senior term debt and acquisition line of credit. The revolving line of credit can be used for the purchase of fixed assets, to fund acquisitions, to collateralize letters of credit, and for operating capital.  There was no balance on the line of credit but it collateralized a letter of credit of $1,569,000 as of October 31, 2010.  Consequently, as of October 31, 2010, there was $3,431,000 available to borrow from the revolving line of credit.  The revolving line of credit matures in three years.

The New Agreement amortizes the term note over a five year period with 59 equal monthly installments of $184,500, commencing May 5, 2010, and a final payment of $4,614,500 due at the end of five years. There was $14,393,000 outstanding on the term note as of October 31, 2010.  Also, the Company is subject to various restrictive covenants under the agreement, and is prohibited from entering into other debt agreements without the bank’s consent.  The New Agreement also prohibits the Company from paying dividends without prior consent of the bank.

Under the New Agreement, interest is paid at a rate of one-month LIBOR plus a margin of 2.25% for the term note and 2.00% for the revolving line of credit as long as the Company is in compliance with the terms of the agreement. The Company is required to fix the interest rate on 75% of the outstanding balance of the term note and accomplishes this by entering into interest rate swap agreements.  As of October 31, 2010, the Company had $3,598,000 of the term debt subject to variable interest rates.  The one-month LIBOR was .26% resulting in total variable interest rates of 2.51% and 2.26%, for the term note and the revolving line of credit as of October 31, 2010.

In conjunction with the New Agreement, the maturity date of the subordinated debt owed to Henry, Peter and Jack Baker in the aggregate principal amount of $13,500,000 was extended to October 5, 2015.  On September 29, 2010, the principal balance of the subordinated debt was paid down to $13,000,000 with the mutual consent of the subordinated debt holders and the bank.

The New Agreement requires the Company to be in compliance with certain financial covenants at the end of each fiscal quarter.  The covenants include senior debt service coverage as defined of greater than 1.25 to 1, total debt service coverage as defined of greater than 1 to 1, and senior debt to EBITDA of less than 2.50 to 1.  As of October 31, 2010, the Company was in compliance with these covenants and terms of the agreement.

Subordinated Debt

As part of the acquisition agreement in 2000 with the former shareholders of Crystal Rock Spring Water Company, the Company issued subordinated notes in the amount of $22,600,000.  The notes have an effective date of October 5, 2000, were for an original term of seven years (subsequently extended to 2015 as part of the senior credit facility refinancing described above) and bear interest at 12% per year.  Scheduled repayments are made quarterly and are interest only for the life of the note unless specified financial targets are met.  In April 2004, the Company repaid $5,000,000 of the outstanding principal.  In April, 2005, the Company repaid an additional $3,600,000 of this principal.

On May 7, 2009, with the mutual consent of the three subordinated debt holders and Bank of America, the Company paid $500,000 to John B. Baker as a payment of principal on his note. Similarly, on September 29, 2010, with the mutual consent of the three subordinated debt holders and the bank, the Company paid $500,000 to Peter K. Baker as a payment of principal on his note. As of October 31, 2009 and 2010, the Company had $13,500,000 and $13,000,000 of subordinated debt outstanding bearing an interest rate of 12%.

The notes are secured by all of the assets of the Company but specifically subordinated, with a separate agreement between the debt holders, to the senior credit facility described above.

Note Payable

In 2010, the Company made an acquisition that resulted in the issuance of a $50,000 note to the seller. The note is due in 2011.

Annual Maturities
Annual maturities of debt as of October 31, 2010 are summarized as follows:

	Term	Subordinated	Note Payable	Total
Fiscal year ending October 31,
2011	$2,214,000	$-	$50,000	$2,264,000
2012	2,214,000	-	-	2,214,000
2013	2,214,000	-	-	2,214,000
2014	2,214,000	-	-	2,214,000
2015 and after	5,537,000	$13,000,000	-	18,537,000
Total Debt	$14,393,000	$13,000,000	$50,000	$27,443,000

12.	ON-BALANCE SHEET DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

On October 5, 2007, the Company entered into an interest rate hedge swap agreement (old swap) in conjunction with an amendment to its credit facility with Bank of America.  The intent of the instrument was to fix the interest rate on 75% of the outstanding balance on the term loan (the swapped amount) with Bank of America as required by the facility.  The old swap fixed the interest rate for the swapped amount related to the previous facility at 4.87% and matures in January 2014.

On April 5, 2010, in conjunction with the New Agreement, the Company entered into an interest rate swap agreement (offsetting swap) to offset the old swap for which it receives 1.40% of the scheduled balance of the old term loan. The offsetting swap effectively removed any exposure to change in the fair value of the old swap and set a fixed net payment schedule based on the scheduled balance of the old term loan until January 2014 when both swaps mature.   In addition, the Company entered into a swap agreement (new swap) to fix the interest rate of 75% of the outstanding balance of the new term note at 4.26% (2.01% plus the applicable margin, 2.25%) maturing May 2015.

As of October 31, 2010, the total notional amount committed to the new swap agreement was $10,795,000.  On that date, the variable rate on the remaining 25% of the term note ($3,598,000) was 2.51%.  This agreement provided for a monthly settlement in which the Company would make or receive payments at a variable rate determined by a specified index (one-month LIBOR) in exchange for making payments at a fixed rate of 4.26%.

At October 31, 2010 and 2009, the net unrealized loss relating to interest rate swaps was recorded in current liabilities.  For the effective portion of the hedges, which is the new swap, changes in the fair value of interest rate swaps designated as hedging instruments to mitigate the variability of cash flows associated with long-term debt are reported in other comprehensive income or loss net of tax effects.    The new swap is effective for the year ending October 31, 2010. The old swap, which had the credit agreement with Bank America underlying at the time, was effective for fiscal 2010 through the date of the New Agreement (April 5, 2010) and for the year ending October 31, 2009.  The amounts relating to the old swap previously reflected in accumulated other comprehensive income is amortized to earnings over the remaining term of the undesignated cash flow hedge.  Payments on the old swap, and receipt of income on the offsetting swap, are now reported as gain or loss on derivatives and an adjustment to other comprehensive income or loss net of tax effects.

The table below details the adjustments to other comprehensive income, on a before-tax and net-of tax basis, for the fiscal years ended October 31, 2010 and 2009.

	Before-Tax	Tax Benefit	Net-of-Tax
Year Ended October 31, 2009
Loss on interest rate swap	$(671,342)	$258,737	$(412,605)
Reclassification adjustment for loss in income	477,542	(184,046)	293,496
Net unrealized loss	$(193,800)	$74,691	$(119,109)
Year Ended October 31, 2010
Loss on interest rate swap	$(446,328)	$174,915	$(271,413)
Amortization of loss on derivative undesignated as cash flow hedge	176,508	(71,662)	104,846
Reclassification adjustment for loss in income	230,020	(92,008)	138,012
Net unrealized loss	$(39,800)	$11,245	$(28,555)

The reclassification adjustments of $230,020 and $477,542 represent interest the Company paid in excess of the amount that would have been paid without the interest rate swap agreement during the years ended October 31, 2010 and 2009, respectively. These amounts were reclassified from accumulated other comprehensive loss and recorded in consolidated statement of operations as interest expense.  No other material amounts were reclassified during the years ended October 31, 2010 and 2009.

In the year ended October 31, 2010 the fair value of the swaps changed from an unrealized loss on derivative liability at the beginning of the period of $725,473 to $782,300.

Derivatives designated as hedging instruments include interest rate swaps classified as liabilities on the Company’s balance sheet with a fair value of $342,266 and $725,473 at October 31, 2010 and 2009, respectively. Derivatives not designated as hedging instruments include interest rate swaps classified as liabilities on the Company’s balance sheet with a fair value of $440,034 at October 31, 2010. There were no derivatives not designated as hedging instruments at October 31, 2009. During 2010, the Company de-designated an interest rate swap as a cash flow hedge and is amortizing the loss at the time of de-designation out of accumulated other comprehensive income and into loss on derivatives over the remaining term of the hedged debt.  During 2010 and 2009, cash flow hedges are deemed 100% effective.  The net loss on interest rate swaps not designated as cash flow hedges, classified as loss on derivatives on the Company’s income statement, amounted to $17,027 at October 31, 2010.

13.	FAIR VALUES OF ASSETS AND LIABILITIES

Fair Value Hierarchy
The Company’s assets and liabilities measured at fair value are as follows:

	Level 1	Level 2	Level 3
Liabilities:
October 31, 2010
Unrealized loss on derivatives	$-	$782,300	$-

October 31, 2009
Unrealized loss on derivatives	$-	$725,473	$-

In determining the fair value, the Company uses a model that calculates a present value of the payments as they amortize through the life of the loan (float) based on the variable rate and compares them to the calculated value of the payment based on the fixed rate (fixed) defined in the swap.  In calculating the present value, in addition to the term, the model relies on other data – the “rate” and the “discount factor”.

▪	In the “float” model, the rate reflects where the market expects LIBOR to be in for the respective period and is based on the Eurodollar futures market.
▪	The discount factor is a function of the volatility of LIBOR.

Payments are calculated by applying the rate to the notional amount and adjusting for the term. Then the present value is calculated by using the discount factor.

14.	COMMITMENTS AND CONTINGENCIES

Operating Leases
The Company’s operating leases consist of trucks, office equipment and rental property.

Future minimum rental payments, including related party leases described below, over the terms of various lease contracts are approximately as follows:

Fiscal Year Ending October 31,
2011	$3,573,000
2012	2,914,000
2013	2,599,000
2014	1,685,000
2015	1,178,000
Thereafter	709,000
Total	$12,658,000

Rent expense was $3,645,000 and $3,665,000 for the fiscal years ended October 31, 2010 and 2009, respectively.

15.	STOCK BASED COMPENSATION

Stock Option and Incentive Plans
In April 1998, the Company’s shareholders approved the 1998 Incentive and Non Statutory Stock Option Plan (the “1998 Plan”).  In April 2003, the Company’s shareholders approved an increase in the authorized number of shares to be issued under the 1998 Plan from 1,500,000 to 2,000,000.  This plan provides for issuance of options to purchase up to 2,000,000 options to purchase the Company’s common stock under the administration of the compensation committee of the Board of Directors.  The intent of this plan is to issue options to officers, employees, directors, and other individuals providing services to the Company.  Of the total amount of shares authorized under this plan, 155,500 option shares are outstanding and 1,844,500 option shares are available for grant at October 31, 2010.

In April 2004, the Company’s shareholders approved the 2004 Stock Incentive Plan (the “2004 Plan”).  This plan provides for issuances of awards of up to 250,000 of the Company’s common stock in the form of restricted or unrestricted shares, or incentive or non-statutory stock options for the purchase of the Company’s common stock. Of the total amount of shares authorized under this plan, 149,000 option shares are outstanding, 26,000 restricted shares have been granted, and 75,000 shares are available for grant at October 31, 2010.

All incentive and non-qualified stock option grants had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table summarizes the activity related to stock options and outstanding stock option balances during the last two fiscal years:

	Outstanding Options (Shares)	Weighted Average Exercise Price
Balance at October 31, 2008	592,700	$2.91
Expired	(18,200)	3.13
Balance at October 31, 2009	574,500	2.91
Expired	(270,000)	3.22
Balance at October 31, 2010	304,500	2.63

In 2010 and 2009, the 270,000 and 18,200 respective options that expired related to the 1998 Plan.

The total shares available for grant under all plans are 1,919,500 at October 31, 2010.

The following table summarizes information pertaining to outstanding stock options, all of which are exercisable, as of October 31, 2010:

Exercise Price Range	Outstanding Options (Shares)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value
$1.80 - $2.60	234,500	4.24	$2.32	$-
$2.81 - $3.38	25,000	2.34	3.22	-
$3.50 - $4.25	40,000	1.27	3.80	-
$4.28 - $4.98	5,000	1.17	4.98	-
	304,500	3.65	$2.63	$-

All of the outstanding options as of October 31, 2010 and 2009 were vested.

Outstanding options were granted with lives of 10 years and provide for vesting over a term of 0-5 years.

Employee Stock Purchase Plan (ESPP)

The Company maintained an ESPP, under which, as originally approved, 500,000 shares of common stock were reserved for issuance. On March 29, 2007 the Company’s stockholders approved an increase in the number of shares available under the plan from 500,000 to 650,000 shares.  The ESPP enabled eligible employees to subscribe, through payroll deductions, to purchase shares of the Company's common stock at a purchase price equal to 95% of the fair market value on the last day of the payroll payment period.  During the fiscal year ended October 31, 2010 the plan reached its limit of 650,000 shares as 8,242 shares issued for proceeds of $4,698.  In fiscal year 2009, 89,248 shares for proceeds of $62,345 were issued from the plan. There are no plans to increase the limit or create a similar plan.

16.	REPURCHASE OF COMMON STOCK

In January 2006, the Company’s Board of Directors approved the purchase of up to 250,000 of the Company’s common shares at the discretion of management.  In May 2008, the Company’s Board of Directors approved the purchase of up to an additional 250,000 of the Company’s common shares at the discretion of management. In fiscal years 2010 and 2009, the Company purchased an additional 92,000 and 106,298 shares, respectively, for an aggregate purchase price of $66,242 and $86,848, respectively.  The purchase in 2010 brought the total shares purchased since the inception of the plan to the limit of 500,000. Total proceeds used to purchase the stock were $605,697.  The Company has used internally generated cash to fund these purchases.

17.	LEGAL SETTLEMENT

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

The Company’s lawsuit alleged that the three defendant law firms wrongfully interfered with, and/or negligently failed to take steps to obtain, a proposed June 2003 settlement with Nestlé. The complaint included counts involving negligence, breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, tortious interference with economic relations, civil conspiracy, and other counts, and seeks declaratory relief and compensatory and punitive damages.

In July 2006, certain of the defendants filed a counterclaim against the Company seeking recovery of their fees and expenses in the Nestlé litigation. In August 2007, certain of the defendants filed a counterclaim against the Company that includes an abuse of process count in which it is alleged that the Company’s claims against them are frivolous and were not advanced in good faith, as well as a quantum meruit count in which these defendants allege that their services were terminated wrongfully and in bad faith and seek approximately $2.2 million in damages.

In July 2009 the Company entered into settlement agreements with some of the defendants in the lawsuit and settled the case in part, receiving at that time a payment of $3 million.

On May 6, 2010, the Company reached a settlement with all of the remaining defendants in the action, pursuant to which mutual releases have been executed.  The case is now concluded.  Pursuant to the settlement, the Company received a one-time payment of $3.5 million.  The settlement payments for 2010 and 2009 are included in miscellaneous income in the Company’s income statement.

18.	INCOME TAXES

The following is the composition of income tax expense:

	2010	2009
Current:
Federal	$2,139,787	$1,217,515
State	433,539	197,818
Total current	2,573,326	1,415,333

Deferred:
Federal	301,468	295,844
State	35,466	34,934
Total deferred	336,934	330,778
Total income tax expense	$2,910,260	$1,746,111

Deferred tax assets (liabilities) at October 31, 2010 and October 31, 2009, are as follows:

	October 31,
	2010	2009
Deferred tax assets:
Allowance for doubtful accounts	$187,572	$165,600
Accrued compensation	196,690	229,506
Accrued liabilities and reserves	132,127	79,249
Interest rate swaps	287,973	276,727
Capital loss carry forward	81,959	81,959
Valuation allowance	(81,959)	(81,959)
Total deferred tax assets	804,362	751,082

Deferred tax liabilities:
Depreciation	(1,754,815)	(1,639,881)
Amortization	(2,290,930)	(2,026,898)
Total deferred tax liabilities	(4,045,745)	(3,666,779)

Net deferred tax liability	$(3,241,383)	$(2,915,697)

The Company established a valuation allowance of $81,959 for both 2010 and 2009 related to the capital loss carry forward deferred tax asset.

Income tax expense differs from the amount computed by applying the statutory tax rate to net (loss) income before income tax expense as follows:

	2010	2009
Income tax expense (benefit) computed at the statutory rate	$2,436,603	$1,620,434
State income taxes, net of federal benefit	309,543	153,616
Other differences	164,114	(27,939)
Income tax expense	$2,910,260	$1,746,111

The Company recognized an increase to tax liability for uncertain tax positions of $137,000 related to a state income tax position taken in prior years and $11,000 of potential interest and penalty on another position taken.  During the year, the Internal Revenue Service completed an examination of the Company’s federal income tax returns through tax years ended October 31, 2008.  The results of the examination did not have a material effect on the Company’s unrecognized tax benefits, financial condition or results of operations.  The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. Generally, the Company is no longer subject to U.S. federal, state and local tax examinations by tax authorities for years before October 31, 2006.

A reconciliation of the beginning and ending amount of unrecognized tax benefits including interest and penalties is as follows:

Balance at November 1, 2008	$136,000
Increases related to current year tax positions	-
Increases related to the prior year tax positions	34,000
Decreases related to prior year tax positions	-
Settlements	-
Expiration of Statutes	118,000
Balance at October 31, 2009	$52,000
Increases related to current year tax positions	-
Increases related to the prior year tax positions	148,000
Decreases related to prior year tax positions	-
Settlements	23,000
Expiration of Statutes	-
Balance at October 31, 2010	$177,000

The Company recognizes interest and penalties related to the unrecognized tax benefits in tax expense.  During the year ended October 31, 2010 the Company recognized interest and penalties by $35,000. In the year ended October 31, 2009, it recognized $27,000 of interest and penalties. The Company had approximately $70,000 and $35,000 of interest and penalties accrued at October 31, 2010 and 2009, respectively.

19.	NET INCOME PER SHARE AND WEIGHTED AVERAGE SHARES

The following calculation provides the reconciliation of the denominators used in the calculation of basic and fully diluted earnings per share:

	2010	2009
Net Income	$4,256,221	$3,019,868
Denominator:
Basic Weighted Average Shares Outstanding	21,476,760	21,525,932
Effect of Stock Options	_ -	_ -
Diluted Weighted Average Shares Outstanding	21,476,760	21,525,932

Basic Net Income Per Share	$.20	$.14

Diluted Net Income Per Share	$.20	$.14

There were 304,500 and 574,500 options outstanding for the years ended October 31, 2010 and 2009, respectively, that were not included in the dilution calculation because the options’ exercise price exceeded the market price of the underlying common shares.

20.	RETIREMENT PLAN

The Company has a defined contribution plan which meets the requirements of Section 401(k) of the Internal Revenue Code. All employees of the Company who are at least twenty-one years of age are eligible to participate in the plan. The plan allows employees to defer a portion of their salary on a pre-tax basis and the Company contributes 25% of amounts contributed by employees up to 6% of their salary. Company contributions to the plan amounted to $98,000, and $97,000, for the fiscal years ended October 31, 2010 and 2009, respectively.

21.	RELATED PARTY TRANSACTIONS

Directors and Officers
The Baker family group, consisting of four current directors Henry Baker (Chairman Emeritus), Peter Baker (CEO), John Baker (Executive Vice President) and Ross Rapaport (Chairman), as trustee, together own a majority of our common stock.  In addition, in connection with the acquisition of Crystal Rock Spring Water Company in 2000, we issued members of the Baker family group 12% subordinated promissory notes secured by all of our assets.  The balance on these notes as of October 31, 2010 is $13,000,000.

Henry Baker is employed by the Company as an at-will employee at the discretion of management. Mr. Baker’s sons, John Baker and Peter Baker, have employment contracts with the Company through December 31, 2011.  They are also directors. The two contracts entitle the respective shareholders to annual compensation of $320,000 each and other bonuses and perquisites.

The Company leases a 67,000 square foot facility in Watertown, Connecticut and a 22,000 square foot facility in Stamford, Connecticut from a Baker family trust.  The lease in Watertown expires in October 2016.  On September 30, 2010 the Company finalized an amendment to its existing lease in Stamford which extended that lease to September 2020.
Future minimum rental payments under these leases are as follows:

Fiscal year ending October 31,	Stamford	Watertown	Total
2011	$248,400	$452,250	$700,650
2012	248,400	452,250	700,650
2013	248,400	461,295	709,695
2014	248,400	461,295	709,695
2015	248,400	470,521	718,921
2016	*248,400	470,521	718,921
2017	*248,400	-	248,400
2018	*248,400	-	248,400
2019	*248,400	-	248,400
2020	*227,700	-	227,700
Totals	$2,463,300	$2,768,132	$5,231,432
* Rent negotiable, assumes rate of first five years.

The Company’s Chairman of the Board, Ross S. Rapaport, who also acts as Trustee in various Baker family trusts is employed by McElroy, Deutsch, Mulvaney & Carpenter LLP (formerly Pepe & Hazard, LLP) a business law firm that the Company uses from time to time.  During fiscal 2010 and 2009 the Company paid approximately $102,000 and $69,000, respectively, for services provided by McElroy, Deutsch, Mulvaney & Carpenter LLP.

As of October 31, 2009, the Company had accrued $120,000 to pay Mr. Rapaport for work in 2009 that consumed more time than would routinely be required by his duties as chair of the Board.  Payment of this amount occurred after October 31, 2009 and was approved by the Company’s compensation committee. In June 2010 the compensation committee approved an additional payment of $45,000 to Mr. Rapaport for work normally not required by his duties as chair of the Board. Payment of this amount was made in July 2010.

22.	CONCENTRATION OF CREDIT RISK

The Company maintains its cash accounts at various financial institutions.  The balances at times may exceed federally insured limits.  At October 31, 2010, the Company had cash in deposits exceeding the insured limit by approximately $2,085,000.  Effective October 3, 2008, the Emergency Economic Stabilization Act temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The legislation provides that the basic deposit insurance limit will return to $100,000 after December 31, 2013. In addition, as of October 31, 2010 the Company had $2,500,000 of cash invested in United States Treasury 30-day securities held directly in its name.

23.	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010 the FASB issued an Update Improving Disclosures about Fair Value Measurements. This Update requires new and enhanced disclosures pertaining to fair value. It is effective for interim and annual reporting periods beginning after December 15, 2009 which is the first quarter of fiscal year 2011 for the Company. For roll forward of level 3 activity, it is effective for annual and fiscal reporting periods beginning after December 15, 2010 which is the first quarter of fiscal year 2012 for the Company.  The adoption of this update is not expected to have a material effect on the Company.

24.	SUBSEQUENT EVENTS

Acquisition

On November 1, 2010 the Company acquired the assets of Hartford Stamp, an office supplies business in Hartford, CT.  The purchase price was not material to the Company’s balance sheet and it was funded with cash on hand.

Evaluation

Management has evaluated subsequent events through January 27, 2011 and there are no other subsequent events that require adjustment or disclosure in the financial statements.