Form 10-Q
period 2011-01-31
Crystal Rock Holdings, Inc.
filed 2011-03-17
CIK 1123316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2011
OR
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

Yes ___                                                      No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ____	Accelerated filer ___
Non-accelerated filer ____	Smaller reporting company X
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ___                                                      No   X
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares outstanding at
Common Stock, $.001 Par Value	March 8, 2011
21,388,681

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

Table of Contents

PART I - FINANCIAL INFORMATION		Page

Item 1.	Financial Statements.

	Condensed Consolidated Balance Sheets as of January 31, 2011 (unaudited) and October 31, 2010	3

	Condensed Consolidated Statements of Income for the Three Months Ended January 31, 2011and 2010 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended January 31,2011 and 2010 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6-14

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	15–19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	19

Item 4.	Controls and Procedures.	19-20

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	21

Item 1A.	Risk Factors.	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	21

Item 3.	Defaults Upon Senior Securities.	21

Item 4.	[Reserved.]	21

Item 5.	Other Information.	21-22

Item 6.	Exhibits.	23

SIGNATURE

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	October 31,
	2011	2010
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,368,767	$4,892,379
Accounts receivable - net	7,511,857	7,448,044
Inventories	2,644,141	2,448,500
Current portion of deferred tax asset	804,362	804,362
Other current assets	843,848	757,964

TOTAL CURRENT ASSETS	15,172,975	16,351,249

PROPERTY AND EQUIPMENT - net	8,944,024	9,111,114

OTHER ASSETS:
Goodwill	32,123,294	32,123,294
Other intangible assets - net	3,371,433	3,232,051
Other assets	39,000	39,000

TOTAL OTHER ASSETS	35,533,727	35,394,345

TOTAL ASSETS	$59,650,726	$60,856,708

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long term debt	$2,364,000	$2,264,000
Accounts payable	1,673,039	1,732,426
Accrued expenses	2,554,829	3,044,515
Current portion of customer deposits	682,802	710,654
Current portion of unrealized loss on derivatives	161,198	174,228
TOTAL CURRENT LIABILITIES	7,435,868	7,925,823

Long term debt, less current portion	11,625,500	12,179,000
Deferred tax liability	4,045,745	4,045,745
Subordinated debt	13,000,000	13,000,000
Customer deposits	2,595,095	2,704,716
Long term portion of unrealized loss on derivatives	464,217	608,072

TOTAL LIABILITIES	39,166,425	40,463,356

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock - $.001 par value, 50,000,000 authorized shares.
21,960,229 issued and 21,388,681 outstanding shares as of
January 31, 2011 and October 31, 2010	21,960	21,960
Additional paid in capital	58,462,497	58,462,497
Treasury stock, at cost, 571,548 shares as of January 31, 2011
and October 31, 2010	(870,391)	(870,391)
Accumulated deficit	(36,743,293)	(36,743,413)
Accumulated other comprehensive loss, net of tax	(386,472)	(477,301)
TOTAL STOCKHOLDERS' EQUITY	20,484,301	20,393,352

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$59,650,726	$60,856,708

See the notes to the condensed consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Three months ended January 31,
	2011	2010
	(Unaudited)

NET SALES	$17,130,092	$16,184,915

COST OF GOODS SOLD	8,342,895	7,667,469

GROSS PROFIT	8,787,197	8,517,446

OPERATING EXPENSES:
Selling, general and administrative expenses	7,540,590	6,920,640
Advertising expenses	392,956	356,688
Amortization	281,367	273,932
(Gain) Loss on disposal of property and equipment	(3,924)	50,189

TOTAL OPERATING EXPENSES	8,210,989	7,601,449

INCOME FROM OPERATIONS	576,208	915,997

OTHER EXPENSE:
Interest expense	583,764	615,063
(Gain) on derivatives	(7,760)	-
TOTAL OTHER EXPENSE, NET	576,004	615,063

INCOME BEFORE INCOME TAX EXPENSE	204	300,934

INCOME TAX EXPENSE	84	123,383

NET INCOME	$120	$177,551

NET INCOME PER SHARE - BASIC	$0.00	$0.01

NET INCOME PER SHARE - DILUTED	$0.00	$0.01

WEIGHTED AVERAGE SHARES USED IN COMPUTATION - BASIC	21,388,681	21,475,127
WEIGHTED AVERAGE SHARES USED IN COMPUTATION - DILUTED	21,388,681	21,475,127

See the notes to the condensed consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended January 31,
	2011	2010
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$120	$177,551
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	916,286	993,907
Provision for bad debts on accounts receivable	84,655	96,465
Provision for bad debts on notes receivable	-	8,203
Amortization	281,367	273,932
Non cash interest expense	12,951	18,982
Gain on derivatives	(7,760)	-
(Gain) loss on disposal of property and equipment	(3,924)	50,189
Changes in assets and liabilities:
Accounts receivable	(148,468)	(199,143)
Inventories	(195,641)	41,837
Other current assets	(144,180)	30,433
Other assets	-	1,797
Accounts payable	(59,387)	(654,153)
Accrued expenses	(489,686)	(291,139)
Customer deposits	(137,473)	(29,345)
NET CASH PROVIDED BY OPERATING ACTIVITIES	108,860	519,516

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(584,414)	(648,982)
Proceeds from sale of property and equipment	4,142	100,277
Cash used for acquisitions	(450,000)	-
NET CASH USED IN INVESTING ACTIVITIES	(1,030,272)	(548,705)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long term debt	(602,200)	(812,500)
Proceeds from sale of common stock	-	4,648
NET CASH USED IN FINANCING ACTIVITIES	(602,200)	(807,852)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,523,612)	(837,041)

CASH AND CASH EQUIVALENTS - beginning of period	4,892,379	3,095,307

CASH AND CASH EQUIVALENTS - end of period	$3,368,767	$2,258,266

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest	$577,974	$597,340

Cash paid for income taxes	$163,250	$75,022

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Reduction in notes payable for acquisition	$1,300	$-

Notes payable issued in acquisitions	$150,000	$-

See the notes to the condensed consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the condensed consolidated financial position, results of operations, and cash flows for the periods presented.  The results have been determined on the basis of generally accepted accounting principles and practices of the United States of America (“GAAP”), applied consistently with the Annual Report on Form 10-K of Crystal Rock Holdings, Inc. (the “Company”) for the year ended October 31, 2010.

Certain information and footnote disclosures normally included in audited consolidated financial statements presented in accordance with GAAP have been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2010.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

The financial statements herewith reflect the consolidated operations and financial condition of Crystal Rock Holdings, Inc. and its wholly owned subsidiary Crystal Rock LLC.

2.	GOODWILL AND OTHER INTANGIBLE ASSETS

Major components of intangible assets at January 31, 2011 and October 31, 2010 consisted of:

	January 31, 2011			October 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Wgt. Avg. Amort. Years	Gross Carrying Amount	Accumulated Amortization	Wgt. Avg. Amort. Years
Amortized Intangible Assets:
Covenants Not to Compete	$2,226,488	$1,691,470	3.55	$2,076,488	$1,635,605	3.25
Customer Lists	7,426,733	4,887,467	3.28	7,143,033	4,663,069	3.33
Other Identifiable Intangibles	503,415	206,266	24.84	516,366	205,162	25.07
Total	$10,156,636	$6,785,203		$9,735,887	$6,503,836

Amortization expense for the three month periods ending January 31, 2011 and 2010 was $281,367 and $273,932, respectively.  There were no changes in the carrying amount of goodwill for the three month period ending January 31, 2011.

3.	DEBT

The Company and its subsidiary have a Credit Agreement with Bank of America to (the “Agreement”) provide a senior financing facility consisting of term debt and a revolving line of credit.  Under the Agreement, Bank of America is the Company’s sole lender.

The Agreement has a total loan capacity of $20,500,000 and obligates the Company to a $15,500,000 term note and access to a $5,000,000 revolving line of credit. The term note is to refinance its previous senior term debt and acquisition line of credit. The revolving line of credit can be used for the purchase of fixed assets, to fund acquisitions, to collateralize letters of credit, and for operating capital.  There was no balance on the line of credit but it collateralized a letter of credit of $1,569,000 as of January 31, 2011.  Consequently, as of January 31, 2011, there was $3,431,000 available to borrow from the revolving line of credit. There was $13,839,500 outstanding on the term note as of January 31, 2011.

The Agreement amortizes the term note over a five year period with 59 equal monthly principal installments of $184,500, commencing May 5, 2010, and a final payment of $4,614,500 due at the end of five years. The revolving line of credit matures in three years.   The Company is subject to various restrictive covenants under the agreement, and is prohibited from entering into other debt agreements without the bank’s consent. The Agreement also prohibits the Company from paying dividends without the prior consent of the bank.

Under the Agreement, interest is paid at a rate of one-month LIBOR plus a margin based on the achievement of a specified leverage ratio.  As of January 31, 2011, the margin was 1.25% for the term note and 1.50% for the revolving line of credit. The Company is required to fix the interest rate on 75% of the outstanding balance of the term note and accomplishes this by entering into interest rate swap agreements.  As of January 31, 2011, the Company had $3,460,000 of the term debt subject to variable interest rates.  The one-month LIBOR was .26% resulting in total variable interest rates of 1.51% and 1.76%, for the term note and the revolving line of credit, respectively, as of January 31, 2011.

The Agreement requires the Company to be in compliance with certain financial covenants at the end of each fiscal quarter.  The covenants include senior debt service coverage as defined of greater than 1.25 to 1, total debt service coverage as defined of greater than 1 to 1, and senior debt to EBITDA of greater than 2.50 to 1.  As of January 31, 2011, the Company was in compliance with these covenants and terms of the Agreement.

In addition to the senior debt, the Company has subordinated debt owed to Henry, Peter and Jack Baker in the aggregate principal amount of $13,000,000 that is due October 5, 2015.  The interest rate on each of these notes is 12% per annum.

In November 2010, The Company made an acquisition that resulted in the issuance of a $150,000 note to the seller. The note was paid in full in February 2011.

4.	INVENTORIES

Inventories consisted of the following at:

	January 31,	October 31,
	2011	2010
Finished Goods	$2,526,970	$2,265,019
Raw Materials	117,171	183,481
Total Inventories	$2,644,141	$2,448,500

Finished goods inventory consists of products that the Company sells such as, but not limited to, coffee, cups, soft drinks, and snack foods.  Raw material inventory consists primarily of bottle caps.  The amount of raw and bottled water on hand does not represent a material amount of inventory.  The Company estimates that value as of January 31, 2011 and 2010 to be $60,000 and $55,000, respectively.  This value includes the cost of allocated overhead.  Bottles are accounted for as fixed assets.

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

Risk Management Policies - Hedging Instruments
The Company uses long-term variable rate debt as a source of funds for use in the Company’s general business purposes.  These debt obligations expose the Company to variability in interest payments due to changes in interest rates.  If interest rates increase, interest expense increases.  Conversely, if interest rates decrease, interest expense decreases.  Under the terms of its Credit Agreement with Bank of America, the Company is required to fix the interest rate on 75% of the outstanding balance of its term note.  To meet this objective, management enters into interest rate swap agreements whereby the Company receives variable interest rate payments and makes fixed interest rate payments on a portion of its debt.

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

In conjunction with its Credit Agreement with Bank of America, on April 5, 2010, the Company entered into an interest rate swap agreement (offsetting swap) to offset the old swap for which it receives 1.40% of the scheduled balance of the old term loan. The offsetting swap effectively removed any exposure to change in the fair value of the old swap and set a fixed net payment schedule based on the scheduled balance of the old term loan until January 2014 when both swaps mature.   In addition, the Company entered into a swap agreement (new swap) to fix the interest rate of 75% of the outstanding balance of the term note at 3.26% (2.01% plus the applicable margin, 1.25%.  The term note matures in May 2015 and swap matures in April 2013.

As of January 31, 2011, the total notional amount of the new swap agreement was $10,380,000.  On that date, the variable rate on the remaining 25% of the term note ($3,460,000) was 1.76%.

At January 31, 2011 and 2010, the net unrealized loss relating to interest rate swaps was recorded in current and long term liabilities.  The current portion is the valuation of the hedged instrument over the next twelve months while the balance of the unrealized loss makes up the long term portion.  For the effective portion of the hedges, which is the new swap, changes in the fair value of interest rate swaps designated as hedging instruments to mitigate the variability of cash flows associated with long-term debt are reported in other comprehensive income or loss net of tax effects.    The new swap was effective in the first quarter of fiscal year 2011 but did not exist in the first quarter of fiscal year 2010. The old swap, which had the credit agreement with Bank America underlying at the time, was effective for the first quarter of fiscal year fiscal 2010. The amounts relating to the old swap previously reflected in accumulated other comprehensive income are amortized to earnings over the remaining term of the undesignated cash flow hedge.  In fiscal year 2011, payments on the old swap, and receipt of income on the offsetting swap, are reported as gain or loss on derivatives and an adjustment to other comprehensive income or loss net of tax effects.

The table below details the adjustments to other comprehensive income, on a before-tax and net-of tax basis, for the fiscal quarters ended January 31, 2011 and 2010.

	Before-Tax	Tax Benefit	Net-of-Tax
Three Months Ended January 31, 2010
Loss on interest rate swap	$(64,008)	$26,333	$(37,675)
Reclassification adjustment for loss in income	115,000	(47,311)	67,689
Net unrealized gain	$50,992	$(20,978)	$30,014
Three Months Ended January 31, 2011
Loss on interest rate swap	$(24,173)	$9,448	$(14,725)
Amortization of loss on derivative undesignated as cash flow hedge	59,031	(23,076)	35,955
Reclassification adjustment for loss in income	114,267	(44,668)	69,599
Net unrealized gain	$149,125	$(58,296)	$90,829

The reclassification adjustments of $114,267 and $115,000 represent interest the Company paid in excess of the amount that would have been paid without the interest rate swap agreement during the quarters ended January 31, 2011 and 2010, respectively. These amounts were reclassified from accumulated other comprehensive loss and recorded in consolidated statement of operations as interest expense.  No other material amounts were reclassified during the quarters ended January 31, 2011 and 2010.

In the quarter ended January 31, 2011 the fair value of the swaps changed from an unrealized loss on derivative liability at the beginning of the period of $782,300 to $625,415. Also, as of that date, the estimated net amount of the existing loss that is reported in accumulated other comprehensive income that is expected to be reclassified into earnings within the next twelve months is $214,977.

Derivatives designated as hedging instruments include interest rate swaps classified as liabilities on the Company’s balance sheet with a fair value of $252,172 at January 31, 2011 and $342,266 at October 31, 2010. Derivatives not designated as hedging instruments include interest rate swaps classified as liabilities on the Company’s balance sheet with a fair value of $373,243 at January 31, 2011 and $440,034 at October 31, 2010. During the first quarter of fiscal years 2011 and 2010, cash flow hedges are deemed 100% effective.  The net gain on interest rate swaps not designated as cash flow hedges, classified as a gain on derivatives on the Company’s income statement, amounted to $7,760 for the quarter ending January 31, 2011. There was no such loss or gain in the corresponding quarter in 2010 since the only interest rate swap was designated as a cash flow hedge.

6.	FAIR VALUES OF ASSETS AND LIABILITIES

Fair Value Hierarchy
The Company’s assets and liabilities measured at fair value are as follows:

	Level 1	Level 2	Level 3
Liabilities:
January 31, 2011
Unrealized loss on derivatives	$-	$625,415	$-

October 31, 2010
Unrealized loss on derivatives	$-	$782,300	$-

In determining the fair value, the Company uses a model that calculates a present value of the payments as they amortize through the life of the loan (float) based on the variable rate and compares them to the calculated value of the payment based on the fixed rate (fixed) defined in the swap.  In calculating the present value, in addition to the term, the model relies on other data – the “rate” and the “discount factor.”

▪	In the “float” model, the rate reflects where the market expects LIBOR to be in for the respective period and is based on the Eurodollar futures market.
▪	The discount factor is a function of the volatility of LIBOR.

Payments are calculated by applying the rate to the notional amount and adjusting for the term. Then the present value is calculated by using the discount factor.

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments.  The carrying amounts reported in the consolidated balance sheet for cash equivalents, trade receivables, and accounts payable approximate fair value based on the short-term maturity of these instruments.  The carrying value of senior debt approximates its fair value since it provides for variable market interest rates. Subordinated debt is carried at its approximate market value based on periodic comparisons to similar instruments in the market place.

7.	COMPREHENSIVE INCOME

The following table summarizes comprehensive income for the respective periods:

	Three Months Ended January 31,
	2011	2010
Net income	$120	$177,551
Other comprehensive income (loss):
Amortization of loss on derivative undesignated as cash flow hedge – net of tax	35,955	-
Unrealized gain on derivatives designated as cash flow hedges – net of tax	54,874	30,014
Comprehensive income	$90,949	$207,565

8.	INCOME PER SHARE AND WEIGHTED AVERAGE SHARES

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

	Three Months Ended January 31,
	2011	2010
Net Income	$120	$177,551
Denominator:
Basic Weighted Average Shares Outstanding	21,388,681	21,475,127
Dilutive effect of Stock Options	-	-
Diluted Weighted Average Shares Outstanding	21,388,681	21,475,127
Basic Income Per Share	$.00	$.01
Diluted Income Per Share	$.00	$.01

There were 299,500 and 569,500 options outstanding as of January 31, 2011 and 2010, respectively.  For the three month period ended January 31, 2011 and 2010 there were no options used to calculate the effect of dilution because all of the outstanding options’ exercise prices exceeded the market price of the underlying common shares and were therefore considered anti-dilutive.

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

The Company has stock-based compensation plans under which incentive and non-qualified stock options and restricted shares are granted.  In April 1998, the Company’s stockholders approved the 1998 Incentive and Non-Statutory Stock Option Plan.  In April 2003, the Company’s stockholders approved an increase in the authorized number of shares to be issued under its 1998 Incentive and Non-Statutory Stock Option Plan from 1,500,000 to 2,000,000.  This plan provides for issuances of options to purchase the Company’s common stock under the administration of the compensation committee of the Board of Directors.  The intent of the plan is to reward options to officers, employees, directors, and other individuals providing services to the Company.  As of January 31, 2011, there were 1,849,500 shares available for grant.

In April 2004, the Company’s stockholders approved the 2004 Stock Incentive Plan.  The plan provides for issuances of awards of up to 250,000 restricted or unrestricted shares of the Company’s common stock, or incentive or non-statutory stock options to purchase such common stock. Of the total amount of shares authorized under this plan, 149,000 option shares are outstanding, 26,000 restricted shares have been granted, and 75,000 shares are available for grant at January 31, 2011.

The options issued under the plans generally vest in periods up to five years based on the continuous service of the recipient and have 10 year contractual terms.  Share awards generally vest over one year.  Option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the plans).

There was an option for 5,000 shares that expired in the first three months of each fiscal year of 2011 and 2010.  Other than the expirations, there was no activity related to stock options and outstanding stock option balances or other equity based compensation during the three month period ended January 31, 2011 and 2010.  The Company did not grant any equity based compensation during the three months ended January 31, 2011 and 2010.

The following table summarizes information pertaining to outstanding stock options, all of which are exercisable, as of January 31, 2011:

Exercise Price Range	Outstanding Options (Shares)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value as of January 31, 2011
$1.80 - $2.60	234,500	4.0	$2.32	$-
$2.81 - $3.38	20,000	2.8	3.28	-
$3.50 - $4.25	40,000	1.0	3.80	-
$4.28 - $4.98	5,000	.9	4.98	-
	299,500	3.5	$2.62	$-

Outstanding options were granted with lives of 10 years and provide for vesting over a term of 0-5 years.  Since all outstanding stock options were fully vested as of January 31, 2011 there was no unrecognized share based compensation related to unvested options as of that date.  All incentive and non-qualified stock option grants had an exercise price equal to the market value of the underlying common stock on the date of grant.

Employee Stock Purchase Plan

On June 15, 1999, the Company’s stockholders approved the 1999 Employee Stock Purchase Plan (“ESPP”).  On January 1, 2001, employees commenced participation in the plan.  There were no shares issued under this plan during the three months ended January 31, 2011. The total number of shares of common stock issued under this plan during the three months ended January 31, 2010 was 8,242 for proceeds of $4,648.

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

10.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2010, the Financial Accounting Standards Board issued an update to accounting guidance for business combinations related to the disclosure of supplementary pro forma information. Accounting guidance for business combinations requires a public entity to disclose pro forma revenue and earnings for the combined entity as though the combination occurred at the beginning of the reporting period. This update clarifies that if a public entity presents comparative financial statements, the pro forma information for all business combinations occurring during the current year should be reported as though the combination occurred at the beginning of the prior annual reporting period. This update also expands the disclosure requirement to include the nature and amount of pro forma adjustments made to arrive at the disclosed pro forma revenue and earnings. This update is effective for business combinations for which the acquisition date is on or after annual reporting periods beginning after December 15, 2010, which will be fiscal 2012 for the Company. The effect of adoption will depend primarily on the Company’s acquisitions occurring after such date, if any.

11.	SIGNIFICANT ACCOUNTING POLICIES

Uncollectible Trade Accounts Receivable - Individual accounts receivable are written off when deemed uncollectible, with any future recoveries recorded as income when received.

12.	SUBSEQUENT EVENTS

The Company has a lease on 15,271 square feet of warehouse space in Southborough, MA until January 2014.  It used this space for distribution but, as a result of an acquisition, no longer occupies it and has agreed with the landlord to terminate the lease, effective March 28, 2011, for a payment of $175,000. The termination fee will be recorded as an expense in the second quarter of fiscal year 2011.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto as filed in our Annual Report on Form 10-K for the year ended October 31, 2010 as well as the condensed consolidated financial statements and notes contained herein.

Forward-Looking Statements

The “Management’s Discussion and Analysis” portion of this Form 10-Q contains forward-looking statements about (1) the lower gross margins of new products that we are offering in connection with our brand expansion, and (2) cost pressures related to commodities affecting our business.  The following factors could cause actual results to differ materially from those in the forward-looking statement (1):  The volume of and revenues from new products, such as office products, that we sell may be greater or less than we anticipate.  If greater, the effect will likely reduce our gross margin overall; if less, the effect on our gross margin should be less significant, although in that case our results of operations could be adversely affected due to lower revenues.  In addition, establishing a new product channel, such as office products, requires a significant investment of money and management time and requires us to develop systems, such as online ordering systems, to an extent we have not done previously.  There is no assurance we can succeed.  There are many competitors in the office products business, and some are bigger and better capitalized than we are.  To the extent that we try to grow that business by acquisitions, we may experience difficulties integrating the acquired businesses or assets, or we may fail to realize synergistic savings that we had hoped to realize.  Even if we establish a new product channel, it may not be profitable.

The following factors could cause actual results to differ materially from those in the forward-looking statement (2):   We rely upon plastic as a raw material, a commodity that is subject to fluctuations in price and supply, for manufacturing our bottles.  Increases in the cost of petroleum would have an impact on our bottle costs.  We rely on trucking to receive raw materials and transport and deliver our finished products.  There is a risk that we may not be able to use fuel price adjustments to cover the cost of fuel increases in a volatile market for petroleum products, which could adversely affect our profitability.  Further, limitations on the supply or availability of fuel could inhibit our ability to get raw materials and distribute our products, which in turn could have an adverse affect on our business.  A significant portion of our sales is derived from coffee.  The supply and price of coffee may be limited by climate, by international political and economic conditions, and by access to transportation, combined with consumer demand.  An increase in the wholesale price of coffee could result in a reduction in our profitability.  If our ability to purchase coffee were impaired by a market shortage, our sales might decrease, which would also result in a reduction of profitability.

Results of Operations

Overview and Trends

Despite adverse winter weather in the Northeast, which negatively impacted our available distribution days in the first quarter of 2011, sales trended higher than the prior year. However, as a percentage of sales, gross margin declined as a result of price competitiveness and lower placements in our traditional business.  In addition, the new products that we are offering in conjunction with our brand expansion tend to yield a lower gross margin, in general.  We also experienced higher operating expenses during the quarter which resulted in lower net income compared to a year ago.

We continue to operate in an uncertain economic environment in our market area. While we have created opportunities that we expect will result in increased sales, we anticipate cost pressures related to commodities affecting our business, most notably, fuel and coffee, and building our brands.

Results of Operations for the Three Months Ended January 31, 2011 (First Quarter) Compared to the Three Months Ended January 31, 2010

Sales
Sales for the three months ended January 31, 2011 were $17,130,000 compared to $16,185,000 for the corresponding period in 2010, an increase of $945,000 or 6%.  Sales related to acquisitions that were consummated after the first quarter of 2010 totaled $518,000 in the first quarter of fiscal year 2011. Excluding sales from acquisitions, total sales increased by 3% in the first quarter of 2011 compared to the same period in 2010.

The comparative breakdown of sales of the product lines for the respective three-month periods ended January 31, 2011 and 2010 is as follows:

Product Line	2011	2010	Difference	% Diff.
$(000’s)
Water	$6,634	$6,620	$14	-
Coffee and Related	5,914	5,595	319	6%
Equipment Rental	2,176	2,243	(67)	(3%)
Other	2,406	1,727	679	39%
Total	$17,130	$16,185	$945	6%

Water – Sales of water increased slightly, but was substantially unchanged, compared to the same period in the prior year because a 2% increase in volume in the first quarter of 2011 was offset by a  2% decrease in average selling price from 2010.  Acquisitions were not material to the category.

Coffee and Related Products – The increase in sales in the first quarter of 2011 compared to the comparable period in 2010 was attributable to the growth of single serve coffee, which grew 8%, to $3,078,000 in the first quarter of 2011 compared to $2,850,000 in the same period in fiscal year 2010.  Other products in this category, traditional coffee and ancillary refreshment products increased 3% in the first quarter compared to the same quarter a year ago. The increase in coffee products is a result of a general increase in demand and increase in the cost of coffee which resulting in price increases for some products. Acquisitions increased sales $35,000, or 1%.

Equipment Rental – Equipment rental revenue decreased in the first quarter of 2011 compared to the comparable period in 2010 as a result of a 4% decrease in placements of equipment.  Average rental prices increased 1%.  Acquisitions had no material impact on the sales for the category.

Other – The increase in other revenue is attributable to sales of office products which were $428,000 for the quarter as well as fees that are charged to offset energy costs for delivery and freight, raw materials, and bottling operations.  These charges increased 48% to $555,000 in the first quarter of 2011 from $375,000 in the same period in 2010.  The office products sales were attributable to the acquisition of an office products company in the first quarter of 2011. Net of acquisitions, revenue in the category increased 13%.

Gross Profit/Cost of Goods Sold – For the three months ended January 31, 2011, gross profit increased 3% to $8,787,000 from  $8,517,000 for the comparable period in 2010.  As a percentage of sales, gross profit decreased to 51% in the first quarter of 2011 from 53% in the first quarter of 2010. The increase in gross profit of $270,000 was primarily due to higher sales while the decrease in the percentage of sales was a result of lower margins for water, coffee and equipment rental, primarily as a result of lower prices, higher commodity costs, and higher service costs, respectively.

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

Operating Expenses and Income from Operations
Total operating expenses increased to $8,211,000 in the first quarter of 2011 from $7,601,000 in the comparable period in 2010, an increase of $610,000, or 8%.

Selling, general and administrative (SG&A) expenses of $7,541,000 in the first quarter of 2011 increased $620,000, or 9%, from $6,921,000 in the comparable period in 2010.  Of total SG&A expenses, route distribution costs increased $166,000, or 5%, as a result of higher fuel and vehicle leasing and registration costs; selling costs increased $170,000, or 23% primarily as a result of higher sales-related compensation costs; and administration costs increased $284,000, or 10%, as a result of higher software maintenance and development costs as well as an employee termination charge.

Advertising expenses were $393,000 in the first quarter of 2011 compared to $357,000 in the first quarter of 2010, an increase of $36,000, or 10%. The increase in advertising costs is primarily related to an increase in internet advertising.

Amortization increased to $281,000 in the first quarter of 2011 from $274,000 in the comparable quarter in 2010.  Amortization is attributable to intangible assets that were acquired as part of acquisitions in recent years.

Income from operations for the three months ended January 31, 2011 was $576,000 compared to $916,000 in the comparable period in 2010, a decrease of $340,000, or 37%.  The decrease was a result of higher cost of goods sold, as a percentage of sales, and operating costs despite higher sales and gross margin.

Interest, Taxes, and Other Expenses
Interest expense was $584,000 for the three months ended January 31, 2011 compared to $615,000 in the three months ended January 31, 2010, a decrease of $31,000.  The decrease is attributable to lower outstanding debt during the first quarter of 2011 compared to the first quarter of 2010.

Income before income taxes was $204 for the three months ended January 31, 2011 compared to income before income taxes of $300,934 in the corresponding period in 2010, a decrease of $300,730. The tax expense for the first quarter of fiscal year 2011 was $84 compared to tax expense of $123,383 related to income from operations in the first quarter of fiscal year 2010.  The lower tax was a result of lower income from operations.

Net Income
Net income decreased to $120 for the three months ended January 31, 2011 from $177,551 in the corresponding period in 2010.  The decrease is attributable to higher operating costs despite higher sales and gross margin and lower interest costs in the first quarter of 2011 as compared to the same period in fiscal year 2010.

Liquidity and Capital Resources

As of January 31, 2011, we had working capital of $7,737,000 compared to $8,425,000 as of October 31, 2010, a decrease of $688,000.  The decrease in working capital is primarily attributable to a decrease in cash to the extent it was not offset by an increase in inventory and a decrease in accrued expenses. The decrease in cash of $1,524,000 is due to re-payment of debt, capital spending as well as an acquisition.  Net cash provided by operating activities decreased $411,000 to $109,000 in 2011 from $520,000 in 2010. The decrease was a result of lower income, an increase in inventory of $196,000, due to stocking more items, and a decrease in accrued expenses of $490,000, primarily a result of paying bonuses accrued at year end.

Our Credit Agreement with Bank of America provides a senior financing facility consisting of term debt and a revolving line of credit.  The Agreement has a total loan capacity of $20,500,000 and obligates us to a $15,500,000 term note and access to a $5,000,000 revolving line of credit. As of January 31, 2011 there was $13,840,000 outstanding on the term loan. The revolving line of credit can be used for the purchase of fixed assets, to fund acquisitions, to collateralize letters of credit, and for operating capital.  There was no balance on the line of credit but it collateralized a letter of credit of $1,569,000 as of January 31, 2011 so, as of that date, there was $3,431,000 available to borrow from the line of credit.

The Agreement amortizes the term debt over a five year period with 59 equal monthly installments of $184,500, commencing May 5, 2010, and a final payment of $4,614,500 due at the end of five years. The revolving line of credit matures in three years.   The Company is subject to various restrictive covenants under the agreement, and is prohibited from entering into other debt agreements without the bank’s consent.

Under the Agreement, interest is paid at a rate of one-month LIBOR plus a margin based on the achievement of a specified leverage ratio.  As of January 31, 2011 the margin was 1.25% for the term note and 1.50% for the revolving line of credit. The Company is required to fix the interest rate on 75% of the outstanding balance of the term note and accomplishes this by entering into interest rate swap agreements.  As of January 31, 2011, the Company had $3,460,000 of the term debt subject to variable interest rates.  The one-month LIBOR was .26% resulting in total variable interest rates of 1.51% and 1.76%, for the term note and the revolving line of credit as of January 31, 2011.

In addition to the senior debt, the Company has subordinated debt owed to Henry, Peter and Jack Baker in the aggregate principal amount of $13,000,000 that is due October 5, 2015.

In the first three months of 2011, we used $553,000 for repayment of our senior term debt and another $49,000 to repay debt from an acquisition closed in 2010. In addition, we used $584,000 for capital expenditures. Cash expenditures for capital additions were mostly comprised of bottles, coolers and brewers and were $65,000 lower than for the same period last year.

Our credit facility requires that we be in compliance with certain financial covenants at the end of each fiscal quarter.  The covenants include senior debt service coverage as defined of greater than 1.25 to 1, total debt service coverage as defined of greater than 1 to 1, and senior debt to EBITDA as defined of no greater than 2.5 to 1.  As of January 31, 2011, we were in compliance with all of the financial covenants of our credit facility. The Agreement also prohibits us from paying dividends without prior consent of the lender.

As of January 31, 2011, we had three interest rate swap agreements with Bank of America in effect.  The intent of one swap, entered into on April 5, 2010, is to fix the interest rate on 75% of the outstanding balance on the term loan as required by the credit facility.  The swap fixes the interest rate for the swapped amount at 3.26% (2.01% plus the applicable margin, 1.26%).  An additional swap entered into on the same date offsets the swap that fixed the interest on a portion of the term loan and became ineffective when we entered into the Agreement.

In addition to our senior and subordinated debt commitments, we have significant future cash commitments, primarily in the form of operating leases that are not reported on the consolidated balance sheet. The following table sets forth our contractual commitments in future fiscal years:

	Payment due by Period
Contractual Obligations (2)	Total	Remainder of 2011	2012-2013	2014-2015	After 2015
Debt	$26,990,000	$1,811,000	$4,428,000	$20,751,000	$-
Interest on Debt (1)	9,023,000	1,635,000	3,939,000	3,449,000	-
Operating Leases	13,338,000	2,850,000	6,102,000	3,440,000	946,000
Total	$49,351,000	$6,296,000	$14,469,000	$27,640,000	$946,000

(1)	Interest based on 75% of outstanding senior debt at the hedged interest rate discussed above, 25% of outstanding senior debt at a variable rate of 1.51%, and subordinated debt at a rate of 12%.

(2)
Customer deposits have been excluded from the table.  Deposit balances vary from period to period with water sales but future increases and decreases in the balances are not accurately predictable.  Deposits are excluded because, net of periodic additions and reductions, it is probable that a customer deposit balance will always be outstanding as long as the business operates.

We have no other material contractual obligations or commitments.

With the exception of the impact of commodity costs on coffee and energy as described above, inflation has had no material impact on our performance.

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

Changes in Internal Control over Financial Reporting.

During the three months ended January 31, 2011, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.            Legal Proceedings.

None.

Item 1A.         Risk Factors.

There was no change in the three months ended January 31, 2011 from the Risk Factors reported in our Annual Report on Form 10-K for the year ended October 31, 2010.

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

CRYSTAL ROCK HOLDINGS, INC.

Dated: March 17, 2011	By:	/s/ Bruce S. MacDonald
Bruce S. MacDonald
Vice President, Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002