Form 10-Q
period 2011-04-30
Crystal Rock Holdings, Inc.
filed 2011-06-14
CIK 1123316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2011
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _________

Commission File Number: 000-31797

CRYSTAL ROCK HOLDINGS, INC.
(Exact name of registrant as specified in Its charter)

Delaware	03-0366218
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1050 Buckingham St., Watertown, CT	06795
(Address of principal executive offices)	(Zip Code)

(Registrant's telephone number, including area code)	(860) 945-0661

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
Yes ___                                                      No   X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding at
Class	June 8, 2011
Common Stock, $.001 Par Value	21,388,681

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

Table of Contents

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Condensed Consolidated Balance Sheets as of April 30, 2011 and October 31, 2010	3

	Condensed Consolidated Statements of Income for the Three and Six Months Ended April 30, 2011 and 2010	4

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended April 30, 2011 and 2010	5

	Notes to Condensed Consolidated Financial Statements	6-13

Item 2.	Management's Discussion and Analysis of Financial Condition and Results ofOperations.	14–20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	20

Item 4.	Controls and Procedures.	20

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	21

Item 1A.	Risk Factors.	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	21

Item 3.	Defaults Upon Senior Securities.	21

Item 4.	[Reserved.]

Item 5.	Other Information.	21

Item 6.	Exhibits.	21

SIGNATURE		22

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	October 31,
	2011	2010
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,637,409	$4,892,379
Accounts receivable - net	7,804,291	7,448,044
Inventories	2,608,094	2,448,500
Current portion of deferred tax asset	804,362	804,362
Other current assets	727,852	757,964

TOTAL CURRENT ASSETS	14,582,008	16,351,249

PROPERTY AND EQUIPMENT - net	8,686,360	9,111,114

OTHER ASSETS:
Goodwill	32,123,294	32,123,294
Other intangible assets - net	3,329,310	3,232,051
Other assets	39,000	39,000

TOTAL OTHER ASSETS	35,491,604	35,394,345

TOTAL ASSETS	$58,759,972	$60,856,708

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long term debt	$2,214,000	$2,264,000
Accounts payable	1,333,111	1,732,426
Accrued expenses	2,444,971	3,044,515
Current portion of customer deposits	668,090	710,654
Current portion of unrealized loss on derivatives	159,670	174,228
TOTAL CURRENT LIABILITIES	6,819,842	7,925,823

Long term debt, less current portion	11,072,000	12,179,000
Deferred tax liability	4,045,745	4,045,745
Subordinated debt	13,000,000	13,000,000
Customer deposits	2,536,182	2,704,716
Long term portion of unrealized loss on derivatives	391,252	608,072

TOTAL LIABILITIES	37,865,021	40,463,356

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock - $.001 par value, 50,000,000 authorized shares.
21,960,229 issued and 21,388,681 outstanding shares as of
April 30, 2011 and October 31, 2010	21,960	21,960
Additional paid in capital	58,462,497	58,462,497
Treasury stock, at cost, 571,548 shares as of April 30, 2011
and October 31, 2010	(870,391)	(870,391)
Accumulated deficit	(36,377,859)	(36,743,413)
Accumulated other comprehensive loss, net of tax	(341,256)	(477,301)
TOTAL STOCKHOLDERS' EQUITY	20,894,951	20,393,352

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$58,759,972	$60,856,708

See the notes to the condensed consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three months ended April 30,		Six months ended April 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)

NET SALES	$17,658,074	$17,158,643	$34,788,166	$33,343,558

COST OF GOODS SOLD	8,571,293	7,905,250	16,914,188	15,572,719

GROSS PROFIT	9,086,781	9,253,393	17,873,978	17,770,839

OPERATING EXPENSES:
Selling, general and administrative expenses	7,254,257	7,269,632	14,794,847	14,190,272
Advertising expenses	408,340	355,845	801,296	712,533
Amortization	269,623	275,491	550,990	549,423
Loss (gain) on disposal of property and equipment	764	2,389	(3,160)	52,578

TOTAL OPERATING EXPENSES	7,932,984	7,903,357	16,143,973	15,504,806

INCOME FROM OPERATIONS	1,153,797	1,350,036	1,730,005	2,266,033

OTHER EXPENSE:
Interest expense	555,244	607,401	1,139,008	1,222,464
(Gain) on derivatives	(218)	-	(7,978)	-
TOTAL OTHER EXPENSE, NET	555,026	607,401	1,131,030	1,222,464

INCOME BEFORE INCOME TAX EXPENSE	598,771	742,635	598,975	1,043,569

INCOME TAX EXPENSE	233,337	290,561	233,421	413,944

NET INCOME	$365,434	$452,074	$365,554	$629,625

NET INCOME PER SHARE - BASIC	$0.02	$0.02	$0.02	$0.03

NET INCOME PER SHARE - DILUTED	$0.02	$0.02	$0.02	$0.03

WEIGHTED AVERAGE SHARES USED IN COMPUTATION - BASIC	21,388,681	21,480,681	21,388,681	21,477,858
WEIGHTED AVERAGE SHARES USED IN COMPUTATION - DILUTED	21,388,681	21,480,681	21,388,681	21,477,858

See the notes to the condensed consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended April 30,
	2011	2010
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$365,554	$629,625
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,815,947	1,995,135
Provision for bad debts on accounts receivable	174,119	180,933
Provision for bad debts on notes receivable	-	17,055
Amortization	550,990	549,423
Non cash interest expense	24,951	36,177
Gain on derivatives	(7,978)	-
(Gain) loss on disposal of property and equipment	(3,160)	52,578
Changes in assets and liabilities:
Accounts receivable	(530,366)	(740,321)
Inventories	(154,594)	99,811
Other current assets	(57,243)	(46,289)
Other assets	-	2,945
Accounts payable	(399,315)	(602,368)
Accrued expenses	(599,544)	(38,727)
Customer deposits	(211,098)	(70,405)
NET CASH PROVIDED BY OPERATING ACTIVITIES	968,263	2,065,572

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,230,875)	(1,541,452)
Proceeds from sale of property and equipment	25,842	185,075
Cash used for acquisitions	(475,000)	(66,931)
Cash used for purchase of trademark	(237,500)	-
NET CASH USED IN INVESTING ACTIVITIES	(1,917,533)	(1,423,308)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(1,305,700)	(2,341,667)
Payments of debt issuance costs	-	(90,000)
Proceeds from sale of common stock	-	4,649
NET CASH USED IN FINANCING ACTIVITIES	(1,305,700)	(2,427,018)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,254,970)	(1,784,754)

CASH AND CASH EQUIVALENTS - beginning of period	4,892,379	3,095,307

CASH AND CASH EQUIVALENTS - end of period	$2,637,409	$1,310,553

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest	$1,132,885	$1,177,979

Cash paid for income taxes	$166,300	$383,172

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Reduction in notes payable for acquisition	$1,300	$-

Notes payable issued in acquisitions	$150,000	$7,895

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

2.	GOODWILL AND OTHER INTANGIBLE ASSETS

Major components of intangible assets at April 30, 2011 and October 31, 2010 consisted of:

	April 30, 2011			October 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Wgt. Avg. Amort. Years	Gross Carrying Amount	Accumulated Amortization	Wgt. Avg. Amort. Years
Amortized Intangible Assets:
Covenants Not to Compete	$2,226,488	$1,744,002	3.41	$2,076,488	$1,635,605	3.25
Customer Lists	7,428,733	5,103,454	3.06	7,143,033	4,663,069	3.33
Other Identifiable Intangibles	728,915	207,370	28.36	516,366	205,162	25.07
Total	$10,384,136	$7,054,826		$9,735,887	$6,503,836

Amortization expense for the three month periods ending April 30, 2011 and 2010 was $269,623 and $275,491, and for the six month periods ending the same time was $550,990 and $549,423, respectively.  There were no changes in the carrying amount of goodwill for the six month period ending April 30, 2011.

3.	DEBT

The Company and its subsidiary have a Credit Agreement (the “Agreement”) with Bank of America to provide a senior financing facility consisting of term debt and a revolving line of credit.  Under the Agreement, Bank of America is the Company’s sole lender.

The Agreement has a total loan capacity of $20,500,000 and obligates the Company to a $15,500,000 term note and access to a $5,000,000 revolving line of credit. The term note is to refinance its previous senior term debt and acquisition line of credit. The revolving line of credit can be used for the purchase of fixed assets, to fund acquisitions, to collateralize letters of credit, and for operating capital.  There was no balance on the line of credit but it collateralized a letter of credit of $1,531,000 as of April 30, 2011.  Consequently, as of that date, there was $3,469,000 available to borrow from the revolving line of credit. There was $13,286,000 outstanding on the term note as of April 30, 2011.

The Agreement amortizes the term note over a five year period with 59 equal monthly principal installments of $184,500, commencing May 5, 2010, and a final payment of $4,614,500 due at the end of five years. The revolving line of credit matures in three years from the commencement of the Agreement.   The Company is subject to various restrictive covenants under the agreement, and is prohibited from entering into other debt agreements without the bank’s consent. The Agreement also prohibits the Company from paying dividends without the prior consent of the bank.

Under the Agreement, interest is paid at a rate of one-month LIBOR plus a margin based on the achievement of a specified leverage ratio.  As of April 30, 2011, the margin was 1.50% for the term note and 1.25% for the revolving line of credit. The Company is required to fix the interest rate on 75% of the outstanding balance of the term note and accomplishes this by entering into interest rate swap agreements.  As of April 30, 2011, the Company had $3,322,000 of the term debt subject to variable interest rates.  The one-month LIBOR was .24% resulting in total variable interest rates of 1.74% and 1.49%, for the term note and the revolving line of credit, respectively, as of April 30, 2011.

The Agreement requires the Company to be in compliance with certain financial covenants at the end of each fiscal quarter.  The covenants include senior debt service coverage as defined of greater than 1.25 to 1, total debt service coverage as defined of greater than 1 to 1, and senior debt to EBITDA of greater than 2.50 to 1.  As of April 30, 2011, the Company was in compliance with these covenants and terms of the Agreement.

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

4.	INVENTORIES

Inventories consisted of the following at:

	April 30,	October 31,
	2011	2010
Finished Goods	$2,476,178	$2,265,019
Raw Materials	131,916	183,481
Total Inventories	$2,608,094	$2,448,500

Finished goods inventory consists of products that the Company sells including, but not limited to, coffee, cups, soft drinks, snack foods, and office supplies.  Raw material inventory consists primarily of bottle caps.  The amount of raw and bottled water on hand does not represent a material amount of inventory.  The Company estimates that value as of April 30, 2011 and October 31, 2010 to be $60,000 and $56,000, respectively.  This value includes the cost of allocated overhead.  Bottles are accounted for as fixed assets.

5.	ON-BALANCE SHEET DERIVATIVE INSTRUMENTS AND HEDGIN ACTIVITIES

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

In conjunction with its Credit Agreement with Bank of America, on April 5, 2010, the Company entered into an interest rate swap agreement (offsetting swap) to offset the old swap for which it receives 1.40% of the scheduled balance of the old term loan. The offsetting swap effectively removed any exposure to change in the fair value of the old swap and set a fixed net payment schedule based on the scheduled balance of the old term loan until January 2014 when both swaps mature.   In addition, the Company entered into a swap agreement (new swap) to fix the interest rate of 75% of the outstanding balance of the term note at 3.26% (2.01% plus the applicable margin, 1.25%).  The term note matures in May 2015 and new swap matures in April 2013.

As of April 30, 2011, the total notional amount of the new swap agreement was $9,965,000. On that date, the variable rate on the remaining 25% of the term note ($3,321,000) was 1.74%.

At April 30, 2011 and October 31, 2010, the net unrealized loss relating to interest rate swaps was recorded in current and long term liabilities.  The current portion is the valuation of the hedged instrument over the next twelve months while the balance of the unrealized loss makes up the long term portion.  For the effective portion of the hedges, which is the new swap, changes in the fair value of interest rate swaps designated as hedging instruments to mitigate the variability of cash flows associated with long-term debt are reported in other comprehensive income or loss net of tax effects.    The new swap was effective for the quarter and six months ending April 30, 2011 but was entered into in the second quarter of fiscal year 2010. The old swap, which had the credit agreement with Bank America underlying at the time, was effective during the quarter and six months ending April 30, 2010 through April 5, 2010. The amounts relating to the old swap previously reflected in accumulated other comprehensive income are amortized to earnings over the remaining term of the undesignated cash flow hedge.  In fiscal year 2011, payments on the old swap, and receipt of income on the offsetting swap, are reported as gain or loss on derivatives and an adjustment to other comprehensive income or loss net of tax effects.

The table below details the adjustments to other comprehensive income, on a before-tax and net-of tax basis, for the three months ended April 30, 2011 and 2010.

	Before-Tax		Tax Benefit (Expense)	Net-of-Tax
Three Months Ended April 30, 2010
Loss on interest rate swap		$(217,777)	$89,593		$(128,184)
Amortization of loss on derivative undesignated as cash flow hedge		25,920	(10,663)		15,257
Reclassification adjustment for loss in income		114,000	(46,900)		67,100
Net unrealized loss	$	(77,857)	$32,030	$	(45,827)
Three Months Ended April 30, 2011
Loss on interest rate swap		$(84,134)	$32,791		$(51,343)
Amortization of loss on derivative undesignated as cash flow hedge		59,031	(22,968)		36,063
Reclassification adjustment for loss in income		99,002	(38,506)		60,496
Net unrealized gain		$73,899	$(28,683)		$45,216

The reclassification adjustments of $99,002 and $114,000 represent interest the Company paid in excess of the amount that would have been paid without the interest rate swap agreements during the three months ended April 30, 2011 and 2010, respectively. These amounts were reclassified from accumulated other comprehensive loss and recorded in consolidated statement of income as interest expense.  No other material amounts were reclassified during the three months ended April 30, 2011 and 2010.

The table below details the adjustments to other comprehensive income, on a before-tax and net-of tax basis, for the six months ended April 30, 2011 and 2010.

	Before-Tax	Tax Benefit (Expense)	Net-of-Tax
Six Months Ended April 30, 2010
Loss on interest rate swap	$(281,785)	$115,926	$(165,859)
Amortization of loss on derivative undesignated as cash flow hedge	25,920	(10,663)	15,257
Reclassification adjustment for loss in income	229,000	(94,211)	134,789
Net unrealized loss	$(26,865)	$11,052	$(15,813)
Six Months Ended April 30, 2011
Loss on interest rate swap	$(108,307)	$42,239	$(66,068)
Amortization of loss on derivative undesignated as cash flow hedge	118,062	(46,044)	72,018
Reclassification adjustment for loss in income	213,269	(83,174)	130,095
Net unrealized gain	$223,024	$(86,979)	$136,045

The reclassification adjustments of $213,269 and $229,000 represent interest the Company paid in excess of the amount that would have been paid without the interest rate swap agreements during the six months ended April 30, 2011 and 2010, respectively. These amounts were reclassified from accumulated other comprehensive loss and recorded in consolidated statement of income as interest expense.  No other material amounts were reclassified during the six months ended April 30, 2011 and 2010. For the fiscal quarters ended April 30, 2011 and 2010, the Company paid $99,002 and $113,000 in excess of the amount that would have been paid without the interest rate swap agreements.

In the six months ended April 30, 2011 the fair value of the swaps changed from an unrealized loss on derivative liability at the beginning of the period of $782,300 to $550,922. Also, as of that date, the estimated net amount of the existing loss that is reported in accumulated other comprehensive loss that is expected to be reclassified into earnings within the next twelve months is $193,832.

Derivatives designated as hedging instruments include interest rate swaps classified as liabilities on the Company’s balance sheet with a fair value of $236,928 at April 30, 2011 and $342,266 at October 31, 2010. Derivatives not designated as hedging instruments include interest rate swaps classified as liabilities on the Company’s balance sheet with a fair value of $313,994 at April 30, 2011 and $440,034 at October 31, 2010. During the first six months and second quarter of fiscal years 2011 and 2010, cash flow hedges are deemed 100% effective.  The net gain on interest rate swaps not designated as cash flow hedges, classified as a gain on derivatives on the Company’s income statement, amounted to $7,978 and $218 for the six months and quarter ending April 30, 2011, respectively. There was no such loss or gain reported in the corresponding periods in 2010.

6.	FAIR VALUES OF ASSETS AND LIABILITIES

Fair Value Hierarchy
The Company’s assets and liabilities measured at fair value are as follows:

	Level 1	Level 2	Level 3
Liabilities:
April 30, 2011
Unrealized loss on derivatives	$-	$550,922	$-

October 31, 2010
Unrealized loss on derivatives	$-	$782,300	$-

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

7.	COMPREHENSIVE INCOME

The following table summarizes comprehensive income for the respective periods:

	Three Months Ended April 30,		Six Months Ended April 30,
	2011	2010	2011	2010
Net income	$365,434	$452,074	$365,554	$629,625
Other comprehensive income (loss):
Amortization of loss on derivative undesignated as cash flow hedge – net of tax	36,063	15,257	72,018	15,257
Unrealized gain (loss) on derivatives designated as cash flow hedges – net of tax	9,153	(61,084)	64,027	(31,070)
Comprehensive income	$410,650	$406,247	$501,599	$613,812

8.	INCOME PER SHARE AND WEIGHTED AVERAGE SHARES

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

	Three Months Ended April 30,		Six Months Ended April 30,
	2011	2010	2011	2010
Net Income	$365,434	$452,074	$365,554	$629,625
Denominator:
Basic Weighted Average Shares Outstanding	21,388,681	21,480,681	21,388,681	21,477,858
Dilutive effect of Stock Options	-	-	-	-
Diluted Weighted Average Shares Outstanding	21,388,681	21,480,681	21,388,681	21,477,858
Basic Income Per Share	$.02	$.02	$.02	$.03
Diluted Income Per Share	$.02	$.02	$.02	$.03

There were 299,500 and 569,500 options outstanding as of April 30, 2011 and 2010, respectively.  For the three and six month period ended April 30, 2011 and 2010 there were no options used to calculate the effect of dilution because all of the outstanding options’ exercise prices exceeded the market price of the underlying common shares and were therefore considered anti-dilutive.

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

The Company has stock-based compensation plans under which incentive and non-qualified stock options and restricted shares are granted.  In April 1998, the Company’s stockholders approved the 1998 Incentive and Non-Statutory Stock Option Plan.  In April 2003, the Company’s stockholders approved an increase in the authorized number of shares to be issued under its 1998 Incentive and Non-Statutory Stock Option Plan from 1,500,000 to 2,000,000.  This plan provides for issuances of options to purchase the Company’s common stock under the administration of the compensation committee of the Board of Directors.  The intent of the plan is to reward options to officers, employees, directors, and other individuals providing services to the Company.  As of April 30, 2011, there were 1,849,500 shares available for grant.

In April 2004, the Company’s stockholders approved the 2004 Stock Incentive Plan.  The plan provides for issuances of awards of up to 250,000 restricted or unrestricted shares of the Company’s common stock, or incentive or non-statutory stock options to purchase such common stock. Of the total amount of shares authorized under this plan, 149,000 option shares are outstanding, 26,000 restricted shares have been granted, and 75,000 shares are available for grant at April 30, 2011.

The options issued under the plans generally vest in periods up to five years based on the continuous service of the recipient and have 10 year contractual terms.  Share awards generally vest over one year.  Option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the plans).

There was an option for 5,000 shares that expired in the first six months of each fiscal year of 2011 and 2010.  Other than the expirations, there was no activity related to stock options and outstanding stock option balances or other equity based compensation during the six month period ended April 30, 2011 and 2010 and no activity for the three months ended the same time.  The Company did not grant any equity based compensation during the six months ended April 30, 2011 and 2010.

The following table summarizes information pertaining to outstanding stock options, all of which are exercisable, as of April 30, 2011:

Exercise Price Range	Outstanding Options (Shares)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value as of April 30, 2011
$1.80 - $2.60	234,500	3.7	$2.32	$-
$2.81 - $3.38	20,000	2.5	3.28	-
$3.50 - $4.25	40,000	.8	3.80	-
$4.28 - $4.98	5,000	.7	4.98	-
	299,500	3.2	$2.62	$-

Outstanding options were granted with lives of 10 years and provide for vesting over a term of 0-5 years.  Since all outstanding stock options were fully vested as of April 30, 2011 there was no unrecognized share based compensation related to unvested options as of that date.  All incentive and non-qualified stock option grants had an exercise price equal to the market value of the underlying common stock on the date of grant.

Employee Stock Purchase Plan

On June 15, 1999, the Company’s stockholders approved the 1999 Employee Stock Purchase Plan (“ESPP”).  On January 1, 2001, employees commenced participation in the plan.  There were no shares issued under this plan during the six months ended April 30, 2011. The total number of shares of common stock issued under this plan during the six months ended April 30, 2010 was 8,242 for proceeds of $4,648.

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

Forward-Looking Statements

The “Management’s Discussion and Analysis” portion of this Form 10-Q contains forward-looking statements about (1) the lower gross margins of new products that we are offering in connection with our brand expansion, and (2) cost pressures related to commodities affecting our business.  The following factors could cause actual results to differ materially from those in the forward-looking statement (1):  The volume of and revenues from new products, such as office products, that we sell may be greater or less than we anticipate.  If greater, the effect will likely reduce our gross margin overall; if less, the effect on our gross margin should be less significant, although in that case our results of operations could be adversely affected due to lower revenues.  In addition, establishing new product offerings, such as office products, and expanding distribution channels of existing products requires a significant investment of money and management time and requires us to develop systems, such as online ordering systems, to an extent we have not done previously.  There is no assurance we can succeed.  There are many competitors in the office products business, and some are bigger and better capitalized than we are.  To the extent that we try to grow that business by acquisitions, we may experience difficulties integrating the acquired businesses or assets, or we may fail to realize synergistic savings that we had hoped to realize.  Even if we establish a new product channel, it may not be profitable.

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

Results of Operations

Overview and Trends

Sales trended higher in the first six months of 2011 from the same period the prior year. However, as a percentage of sales, gross margin declined as a result of price competitiveness and lower placements in our traditional business. Water sales have lagged the previous year in part because of adverse winter weather in the first quarter of 2011. In addition, the new products that we are offering in conjunction with our brand expansion tend to yield a lower gross margin, in general.  We also experienced higher operating expenses during the first half of the year which resulted in lower net income compared to a year ago.

We continue to operate in an uncertain economic environment in our market area. While we have created opportunities that we expect will result in increased sales, we anticipate cost pressures related to commodities affecting our business, most notably, fuel and coffee, and building our brands.

Results of Operations for the Three Months Ended April 30, 2011 (Second Quarter) Compared to the Three Months Ended April 30, 2010

Sales
Sales for the three months ended April 30, 2011 were $17,658,000 compared to $17,159,000 for the corresponding period in 2010, an increase of $499,000, or 3%.  Sales related to acquisitions totaled $352,000 in the second quarter of fiscal year 2011. Excluding sales from acquisitions, total sales increased by 1% in the second quarter of 2011 compared to the same period in 2010.

The comparative breakdown of sales of the product lines for the respective three-month periods ended April 30, 2011 and 2010 is as follows:

Product Line	2011	2010	Difference	% Diff.
(000’s $)
Water	$6,950	$7,221	$(271)	(4%)
Coffee and Related	5,926	5,584	342	6%
Equipment Rental	2,164	2,218	(54)	(2%)
Other	2,618	2,136	482	23%
Total	$17,658	$17,159	$499	3%

Water – Sales of water decreased compared to the same period in the prior year as a result of a 4% decrease in volume in the second quarter of 2011 while the average selling price remained relatively stable from 2010.  Acquisitions were not material to the sales for this category.

Coffee and Related Products – Traditional coffee lines grew 12% and single serve grew 4% in the second quarter of 2011 compared to the same period in fiscal year 2010.  Ancillary refreshment products increased 4% in the second quarter compared to the same quarter a year ago. The increase in sales of coffee products is a result of an increase in the commodity price of coffee which resulted in price increases for the products. Acquisitions were not material to the sales for this category.

Equipment Rental – Equipment rental revenue decreased in the second quarter of 2011 compared to the comparable period in 2010 as a result of a 4% decrease in placements of equipment.  Average rental prices increased 2%.  Acquisitions had no material impact on the sales for the category.

Other – The increase in other revenue is attributable to sales of office products which were $383,000 for the quarter. This line of products was not sold a year ago.  In addition, fees that are charged to offset energy costs for delivery and freight, raw materials, and bottling operations increased 38% to $470,000 in the second quarter of 2011 from $341,000 in the same period in 2010.  The office products sales were attributable to the acquisition of an office products company in the first quarter of 2011. Net of acquisitions, revenue in the category increased 8%.

Gross Profit/Cost of Goods Sold – For the three months ended April 30, 2011, gross profit decreased $166,000, or 2%, to $9,087,000 from $9,253,000 for the comparable period in 2010.  The decrease in gross profit was a result of lower prices and higher cost of goods sold.  Consequently, as a percentage of sales, gross profit decreased to 51% in the second quarter of 2011 from 54% in the second quarter of 2010. Lower margins for water, coffee and equipment rental were attributable to lower prices, higher commodity costs, and higher service costs and is reflective of an increase in fees that are charged to offset energy costs for delivery and freight, raw materials, and bottling operations.

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

Operating Expenses and Income from Operations
Total operating expenses increased to $7,933,000 in the second quarter of 2011 from $7,903,000 in the comparable period in 2010, an increase of $30,000.

Selling, general and administrative (SG&A) expenses of $7,254,000 in the second quarter of 2011 decreased $16,000 from $7,270,000 in the comparable period in 2010.  Of total SG&A expenses, route distribution costs decreased $20,000, or 1%, as a result of lower labor costs that were partially offset by higher fuel and vehicle leasing and registration costs; selling costs increased $26,000, or 3%, primarily as a result of higher sales-related compensation cost; and administration costs decreased $22,000, or 1%, as a result of lower professional fees despite a one-time lease buyout charge of $175,000.

Advertising expenses were $408,000 in the second quarter of 2011 compared to $356,000 in the second quarter of 2010, an increase of $52,000, or 15%. The increase in advertising costs is primarily related to an increase in internet advertising.

Amortization decreased to $270,000 in the second quarter of 2011 from $275,000 in the comparable quarter in 2010.  Amortization is attributable to intangible assets that were acquired as part of acquisitions in recent years.

Income from operations for the three months ended April 30, 2011 was $1,154,000 compared to $1,350,000 in the comparable period in 2010, a decrease of $196,000, or 15%.  The decrease was a result of higher cost of goods sold resulting in lower gross profit, as a percentage of sales, despite higher sales and stable operating costs.

Interest, Taxes, and Other Expenses
Interest expense was $555,000 for the three months ended April 30, 2011 compared to $607,000 in the three months ended April 30, 2010, a decrease of $52,000.  The decrease is attributable to lower outstanding debt at similar interest rates during the second quarter of 2011 compared to the second quarter of 2010.

Income before income taxes was $599,000 for the three months ended April 30, 2011 compared to income before income taxes of $743,000 in the corresponding period in 2010, a decrease of $144,000, or 19%. The tax expense for the second quarter of fiscal year 2011 was $233,000 compared to tax expense of $291,000 related to income from operations in the second quarter of fiscal year 2010.  The effective tax rate for the second quarter of each year was 39%. The lower tax was a result of lower income from operations.

Net Income
Net income decreased to $365,000 for the three months ended April 30, 2011 from $452,000 in the corresponding period in 2010.  The decrease of $87,000, or 19%, is attributable to higher cost of goods sold resulting in lower gross profit, as a percentage of sales, despite higher sales, stable operating costs, and lower interest.

Results of Operations for the Six Months Ended April 30, 2011 (First Half) Compared to the Six Months Ended April 30, 2010

Sales
Sales for the six months ended April 30, 2011 were $34,788,000 compared to $33,344,000 for the corresponding period in 2010, an increase of $1,444,000, or 4%.  The increase was primarily the result of sales from acquisitions and an increase in fees that are charged to offset energy costs for delivery and freight, raw materials, and bottling operations.  Sales as a result of acquisitions accounted for $870,000 of total sales for the first half of 2011.  Net of the acquisition related sales, total sales increased 2%, in the first six months of fiscal year 2011 from the same period a year ago.

The comparative breakdown of sales of the product lines for the respective six month periods ended April 30, 2011 and 2010 is as follows:

Product Line	2011	2010	Difference	% Diff.
(000’s $)
Water	$13,584	$13,841	$(257)	(2%)
Coffee and Related	11,840	11,179	661	6%
Equipment Rental	4,340	4,461	(121)	(3%)
Other	5,024	3,863	1,161	30%
Total	$34,788	$33,344	$1,444	4%

Water – Sales of water decreased in the first half of 2011 compared to the first half of 2010 as a result of a 1% decrease in volume and a 1% decrease price. Acquisitions were not material to the sales for this category.

Coffee and Related Products –   Traditional coffee lines grew 8% and single serve grew 6% in the first half of 2011 compared to the same period in fiscal year 2010.  Ancillary refreshment products increased 3% in the first half compared to the same period a year ago. The increase in sales of coffee products is a result of an increase in the commodity price of coffee which resulted in price increases for the products. Net of acquisitions, revenue in the category grew 5%..

Equipment Rental – Equipment rental revenue decreased in the first half of 2011 compared to the same period in 2010 as a result of a 4% decrease in placements that was only partially offset by a 1% increase in average rental price. Acquisitions had no material impact on the sales for the category.

Other – The increase in other revenue is attributable to sales of office products which were $811,000 for the first six months of 2011. This line of products was not sold a year ago.  In addition, fees that are charged to offset energy costs for delivery and freight, raw materials, and bottling operations increased 43% to $1,210,000 in the first half of 2011 from $845,000 in the same period in 2010.  The office products sales were attributable to the acquisition of an office products company in the first half of 2011. Net of acquisitions, revenue in the category increased 10%.

Gross Profit/Cost of Goods Sold – For the six months ended April 30, 2011, gross profit increased $103,000, or 1%, to $17,874,000 from $17,771,000 for the comparable period in 2010.  The increase in gross profit was primarily due to higher sales. As a percentage of sales, gross profit decreased to 51% in the first half of 2011 from 53% in the first half of 2010. The decrease in gross profit percentage was a result of lower margins for water, coffee and equipment rental, primarily as a result of lower prices, higher commodity costs, and higher service costs, and is reflective of an increase in fees that are charged to offset energy costs for delivery and freight, raw materials, and bottling operations.

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

Operating Expenses and Income from Operations
Total operating expenses increased to $16,144,000 in the first half of 2011 from $15,505,000 in the comparable period in 2010, an increase of $639,000, or 4%.

Selling, general and administrative (SG&A) expenses of $14,795,000 in the first half of 2011 increased $605,000, or 4%, from $14,190,000 in the comparable period in 2010.  Of total SG&A expenses, route distribution costs increased $147,000, or 2%, as a result of higher fuel and vehicle leasing costs; selling costs increased $196,000, or 12%, as a result of higher sales related compensation costs; and administration costs increased $262,000, or 5%, as a result of higher software maintenance and development costs,  combined one-time benefits related to an employee termination, and lease buyout of $284,000,  that more than offset a decrease in professional fees.

Advertising expenses were $801,000 in the first half of 2011 compared to $713,000 in the first half of 2010, an increase of $88,000, or 12%. The increase in advertising costs is primarily related to an increase in agency costs and internet advertising.

Amortization was $551,000 in the first half of 2011 compared to $549,000 in the first half of 2010.  Amortization is attributable to intangible assets that were acquired as part of acquisitions in recent years.

Income from operations for the six months ended April 30, 2011 was $1,730,000 compared to $2,266,000 in the comparable period in 2010, a decrease of $536,000, or 24%.  Although sales were higher, the decrease was a result of higher cost of goods sold, resulting in lower gross profit margin, and higher operating expenses.

Interest, Taxes, and Other Expenses – Income from Continuing Operations
Interest expense was $1,139,000 for the six months ended April 30, 2011 compared to $1,222,000 in the six months ended April 30, 2010, a decrease of $83,000.  The decrease is attributable to lower outstanding debt and similar interest rates during the first half of 2011 compared to the same period in 2010.

Income before income taxes was $599,000 for the six months ended April 30, 2011 compared to income before income taxes of $1,044,000 in the corresponding period in 2010, a decrease of $445,000, or 43%.   The tax expense for the first half of fiscal year 2011 was $233,000 and was based on the expected effective tax rate of 39%.  We recorded a tax expense of $414,000 related to income from operations in the first half of fiscal year 2010 based on an anticipated effective tax rate of 40%.

Net Income
Net income of $366,000 for the six months ended April 30, 2011 decreased from net income of $630,000 in the corresponding period in 2010, a decrease of $264,000, or 42%.  The decrease is attributable to higher cost of goods sold, resulting in lower gross profit margin, and higher operating expenses in spite of higher sales and lower interest.

Liquidity and Capital Resources

As of April 30, 2011, working capital was $7,762,000 compared to $8,425,000 as of October 31, 2010, a decrease of $663,000.  The decrease in working capital is primarily attributable to a decrease in cash to the extent it was not offset by an increase in accounts receivables and inventory and a decrease in accounts payable and accrued expenses. The decrease in cash of $2,255,000 is due to re-payment of debt and capital spending as well as an acquisition.  Net cash provided by operating activities decreased $1,098,000 to $968,000 in 2011 from $2,066,000 in 2010. The decrease was a result of lower net income, an increase in inventory of $154,000, due to stocking more items, and a decrease in accrued expenses of $600,000, primarily a result of paying bonuses accrued at year end.

Our Credit Agreement with Bank of America provides a senior financing facility consisting of term debt and a revolving line of credit.  The Agreement has a total loan capacity of $20,500,000 and obligates us to a $15,500,000 term note and access to a $5,000,000 revolving line of credit. As of April 30, 2011 there was $13,286,000 outstanding on the term loan. The revolving line of credit can be used for the purchase of fixed assets, to fund acquisitions, to collateralize letters of credit, and for operating capital.  There was no balance on the line of credit but it collateralized a letter of credit of $1,531,000 as of April 30, 2011 so, as of that date, there was $3,469,000 available to borrow from the line of credit.

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

Under the Agreement, interest is paid at a rate of one-month LIBOR plus a margin based on the achievement of a specified leverage ratio.  As of April 30, 2011, the margin was 1.50% for the term note and 1.25% for the revolving line of credit. The Company is required to fix the interest rate on 75% of the outstanding balance of the term note and accomplishes this by entering into interest rate swap agreements.  As of April 30, 2011, the Company had $3,322,000 of the term debt subject to variable interest rates.  The one-month LIBOR was .24% resulting in total variable interest rates of 1.74% and 1.49%, for the term note and the revolving line of credit, respectively, as of April 30, 2011.

In addition to the senior debt, the Company has subordinated debt owed to Henry, Peter and Jack Baker in the aggregate principal amount of $13,000,000 that is due October 5, 2015.

In the first six months of 2011, we used $1,107,000 for repayment of our senior term debt and another $49,000 to repay debt from an acquisition closed in 2010. The total repayment amount of $1,156,000 in the first half of 2011 was $1,186,000 lower than the comparable period in 2010 because the Company made a one-time repayment of $988,000 and lowered its monthly payments when re-financing its term loan on May 5, 2010. In addition, $1,231,000 was used for capital expenditures. Cash expenditures for capital additions were mostly comprised of bottles, coolers and brewers and were $310,000 lower than for the same period last year.

Our credit facility requires that we be in compliance with certain financial covenants at the end of each fiscal quarter.  The covenants include senior debt service coverage as defined of greater than 1.25 to 1, total debt service coverage as defined of greater than 1 to 1, and senior debt to EBITDA as defined of no greater than 2.5 to 1.  As of April 30, 2011, we were in compliance with all of the financial covenants of our credit facility. The Agreement also prohibits us from paying dividends without prior consent of the lender.

As of April 30, 2011, we had three interest rate swap agreements with Bank of America in effect.  The intent of one swap, entered into on April 5, 2010, is to fix the interest rate on 75% of the outstanding balance on the term loan as required by the credit facility.  The swap fixes the interest rate for the swapped amount at 3.26% (2.01% plus the applicable margin, 1.25%).  An additional swap entered into on the same date offsets the swap that fixed the interest on a portion of the term loan and became ineffective when we entered into the Agreement.

In addition to our senior and subordinated debt commitments, we have significant future cash commitments, primarily in the form of operating leases that are not reported on the consolidated balance sheet. The following table sets forth our contractual commitments in future fiscal years:

	Payment due by Period
Contractual Obligations (2)	Total	Remainder of 2011	2012-2013	2014-2015	After 2015
Debt	$26,286,000	$1,107,000	$4,428,000	$20,751,000	$-
Interest on Debt (1)	9,026,000	1,626,000	3,938,000	3,462,000	-
Operating Leases	12,181,000	1,900,000	5,896,000	3,438,000	947,000
Total	$47,493,000	$4,633,000	$14,262,000	$27,651,000	$947,000

(1)	Interest based on 75% of outstanding senior debt at the hedged interest rate discussed above, 25% of outstanding senior debt at a variable rate of 1.74%, and subordinated debt at a rate of 12%.

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

Item 4.            Controls and Procedures.

Our Chief Executive Officer and our Chief Financial Officer, and other members of our senior management team, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)  under the Securities Exchange Act of 1934, as amended, or the Exchange Act).  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were adequate and effective to provide reasonable assurance that information required to be disclosed by us, including our consolidated subsidiary, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive and Chief Financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting.

During the six months ended April 30, 2011, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There was no change in the six months ended April 30, 2011 from the Risk Factors reported in our Annual Report on Form 10-K for the year ended October 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	[Reserved.]

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit B to Appendix A to our registration statement on Form S-4, File No. 333-45226, filed with the SEC on September 6, 2000)

3.2	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to Exhibit 4.2 to our current report on Form 8-K, filed with the SEC on October 19, 2000)

3.3
Certificate of Ownership and Merger of Crystal Rock Holdings, Inc. with and into Vermont Pure Holdings, Ltd. (Incorporated by reference to Exhibit 3.1 to our current report on Form 8-K, filed with the SEC on May 6, 2010)

3.4	Amended and Restated By-laws (Incorporated by reference to Exhibit 3.2 to our current report on Form 8-K, filed with the SEC on April 2, 2010)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 14, 2011

CRYSTAL ROCK HOLDINGS, INC.

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