Form 10-Q
period 2011-07-31
Crystal Rock Holdings, Inc.
filed 2011-09-14
CIK 1123316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011
OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___                                                      No   X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares outstanding at September 7, 2011
Common Stock, $.001 Par Value	21,388,681

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	October 31,
	2011	2010
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,971,025	$4,892,379
Accounts receivable - net	8,390,145	7,448,044
Inventories - net	2,664,623	2,448,500
Current portion of deferred tax asset	804,362	804,362
Other current assets	1,167,246	757,964

TOTAL CURRENT ASSETS	16,997,401	16,351,249

PROPERTY AND EQUIPMENT - net	8,450,083	9,111,114

OTHER ASSETS:
Goodwill	32,123,294	32,123,294
Other intangible assets - net	3,052,257	3,232,051
Other assets	39,000	39,000

TOTAL OTHER ASSETS	35,214,551	35,394,345

TOTAL ASSETS	$60,662,035	$60,856,708

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long term debt	$2,214,000	$2,264,000
Accounts payable	2,438,156	1,732,426
Accrued expenses	2,741,751	3,044,515
Current portion of customer deposits	679,527	710,654
Current portion of unrealized loss on derivatives	148,515	174,228
TOTAL CURRENT LIABILITIES	8,221,949	7,925,823

Long term debt, less current portion	10,518,500	12,179,000
Deferred tax liability	4,045,745	4,045,745
Subordinated debt	13,000,000	13,000,000
Customer deposits	2,582,084	2,704,716
Long term portion of unrealized loss on derivatives	339,169	608,072

TOTAL LIABILITIES	38,707,447	40,463,356

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock - $.001 par value, 50,000,000 authorized shares.
21,960,229 issued and 21,388,681 outstanding shares as of
July 31, 2011 and October 31, 2010	21,960	21,960
Additional paid in capital	58,462,497	58,462,497
Treasury stock, at cost, 571,548 shares as ofJuly 31, 2011
and October 31, 2010	(870,391)	(870,391)
Accumulated deficit	(35,359,642)	(36,743,413)
Accumulated other comprehensive loss, net of tax	(299,836)	(477,301)
TOTAL STOCKHOLDERS' EQUITY	21,954,588	20,393,352

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$60,662,035	$60,856,708

See the notes to the condensed consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three months ended July 31,		Nine months ended July 31,
	2011	2010	2011	2010
	(unaudited)		(unaudited)

NET SALES	$18,314,676	$17,527,711	$53,102,842	$50,871,269

COST OF GOODS SOLD	8,532,953	7,619,389	25,447,141	23,192,108

GROSS PROFIT	9,781,723	9,908,322	27,655,701	27,679,161

OPERATING EXPENSES:
Selling, general and administrative expenses	7,164,027	7,147,487	21,958,874	21,337,759
Advertising expenses	372,644	355,530	1,173,940	1,068,063
Amortization	265,052	273,469	816,042	822,892
(Gain) loss on disposal of property and equipment	(8,764)	(340)	(11,924)	52,238

TOTAL OPERATING EXPENSES	7,792,959	7,776,146	23,936,932	23,280,952

INCOME FROM OPERATIONS	1,988,764	2,132,176	3,718,769	4,398,209

OTHER EXPENSE (INCOME):
Interest expense	558,558	629,878	1,697,566	1,852,342
Loss (gain) on derivatives	4,289	11,606	(3,689)	11,606
Miscellaneous income	-	(3,500,000)	-	(3,500,000)
TOTAL OTHER EXPENSE (INCOME), NET	562,847	(2,858,516)	1,693,877	(1,636,052)

INCOME BEFORE INCOME TAX EXPENSE	1,425,917	4,990,692	2,024,892	6,034,261

INCOME TAX EXPENSE	407,700	2,066,408	641,121	2,480,352

NET INCOME	$1,018,217	$2,924,284	$1,383,771	$3,553,909

NET INCOME PER SHARE - BASIC	$0.05	$0.14	$0.06	$0.17

NET INCOME PER SHARE - DILUTED	$0.05	$0.14	$0.06	$0.17

WEIGHTED AVERAGE SHARES USED IN COMPUTATION - BASIC	21,388,681	21,480,681	21,388,681	21,478,809
WEIGHTED AVERAGE SHARES USED IN COMPUTATION - DILUTED	21,388,681	21,480,681	21,388,681	21,478,809

See the notes to the condensed consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended July 31,
	2011	2010
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,383,771	$3,553,909
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,687,884	2,799,424
Provision for bad debts on accounts receivable	262,544	267,889
Provision for bad debts on notes receivable	-	25,104
Amortization	816,042	822,892
Non cash interest expense	36,952	50,028
(Gain) loss on derivatives	(3,689)	11,606
(Gain) loss on disposal of property and equipment	(11,924)	52,238
Changes in assets and liabilities:
Accounts receivable	(1,204,645)	(1,278,805)
Inventories	(211,123)	120,443
Other current assets	(522,744)	35,301
Other assets	-	4,896
Accounts payable	705,730	(618,089)
Accrued expenses	(302,764)	2,052,013
Customer deposits	(153,759)	86,197
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,482,275	7,985,046

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,867,614)	(2,500,177)
Proceeds from sale of property and equipment	35,685	201,305
Cash used for acquisitions	(475,000)	(76,055)
Cash used for purchase of trademark	(237,500)	-
NET CASH USED IN INVESTING ACTIVITIES	(2,544,429)	(2,374,927)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(1,859,200)	(2,895,167)
Payments of debt issuance costs	-	(90,000)
Proceeds from sale of common stock	-	4,649
NET CASH USED IN FINANCING ACTIVITIES	(1,859,200)	(2,980,518)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(921,354)	2,629,601

CASH AND CASH EQUIVALENTS - beginning of period	4,892,379	3,095,307

CASH AND CASH EQUIVALENTS - end of period	$3,971,025	$5,724,908

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest	$1,679,717	$1,801,103

Cash paid for income taxes	$417,970	$440,943

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Reduction in notes payable for acquisition	$1,300	$-

Notes payable issued in acquisitions	$150,000	$7,895

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

2.   GOODWILL AND OTHER INTANGIBLE ASSETS

Major components of intangible assets at July 31, 2011 and October 31, 2010 consisted of:

	July 31, 2011			October 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Wgt. Avg. Amort. Years	Gross Carrying Amount	Accumulated Amortization	Wgt. Avg. Amort. Years
Amortized Intangible Assets:
Covenants Not to Compete	$2,226,488	$1,794,866	3.29	$2,076,488	$1,635,605	3.25
Customer Lists	7,428,733	5,315,219	2.85	7,143,033	4,663,069	3.33
Other Identifiable Intangibles	716,914	209,793	28.12	516,366	205,162	25.07
Total	$10,372,135	$7,319,878		$9,735,887	$6,503,836

Amortization expense for the three month periods ended July 31, 2011 and 2010 was $265,052  and $273,469, and for the nine month periods ended the same time was $816,042 and $822,892 respectively.  There were no changes in the carrying amount of goodwill for the nine month period ended July 31, 2011.

3.   DEBT

The Company and its subsidiary have a Credit Agreement (the “Agreement”) with Bank of America to provide a senior financing facility consisting of term debt and a revolving line of credit.  Under the Agreement, Bank of America is the Company’s sole lender.

The Agreement has a total loan capacity of $20,500,000 and obligates the Company to a $15,500,000 term note and access to a $5,000,000 revolving line of credit. The term note is to refinance its previous senior term debt and acquisition line of credit. The revolving line of credit can be used for the purchase of fixed assets, to fund acquisitions, to collateralize letters of credit, and for operating capital.  There was no balance on the line of credit but it collateralized a letter of credit of $1,531,000 as of July 31, 2011.  Consequently, as of that date, there was $3,469,000 available to borrow from the revolving line of credit. There was $12,732,500 outstanding on the term note as of July 31, 2011.

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

Under the Agreement, interest is paid at a rate of one-month LIBOR plus a margin based on the achievement of a specified leverage ratio.  As of July 31, 2011, the margin was 1.50% for the term note and 1.25% for the revolving line of credit. The Company is required to fix the interest rate on 75% of the outstanding balance of the term note and accomplishes this by entering into interest rate swap agreements.  As of July 31, 2011, the Company had $3,183,000 of the term debt subject to variable interest rates.  The one-month LIBOR was .19% resulting in total variable interest rates of 1.69% and 1.44%, for the term note and the revolving line of credit, respectively, as of July 31, 2011.

The Agreement requires the Company to be in compliance with certain financial covenants at the end of each fiscal quarter.  The covenants include senior debt service coverage as defined of greater than 1.25 to 1, total debt service coverage as defined of greater than 1 to 1, and senior debt to EBITDA of no greater than 2.50 to 1.  As of July 31, 2011, the Company was in compliance with these covenants and terms of the Agreement.

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

4.   INVENTORIES

Inventories consisted of the following at:

	July 31, 2011	October 31, 2010
Finished Goods	$2,521,636	$2,265,019
Raw Materials	142,987	183,481
Total Inventories	$2,664,623	$2,448,500

Finished goods inventory consists of products that the Company sells including, but not limited to, coffee, cups, soft drinks, snack foods, and office supplies.  Raw material inventory consists primarily of bottle caps.  The amount of raw and bottled water on hand does not represent a material amount of inventory.  The Company estimates that value as of July 31, 2011 and October 31, 2010 to be $60,000 and $56,000, respectively.  This value includes the cost of allocated overhead.  Bottles are accounted for as fixed assets.

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

As of July 31, 2011, the total notional amount of the new swap agreement was $9,549,000. On that date, the variable rate on the remaining 25% of the term note ($3,183,000) was 1.69%.  At July 31, 2011 and October 31, 2010, the net unrealized loss relating to interest rate swaps was recorded in current and long term liabilities.  The current portion is the valuation of the hedged instrument over the next twelve months while the balance of the unrealized loss makes up the long term portion.  For the effective portion of the hedges, which is the new swap, changes in the fair value of interest rate swaps designated as hedging instruments to mitigate the variability of cash flows associated with long-term debt are reported in other comprehensive income or loss net of tax effects.    The new swap was effective for the quarter and nine months ended July 31, 2011 but was entered into in the second quarter of fiscal year 2010. The old swap was effective during the nine months ended July 31, 2010 through April 5, 2010. The amounts relating to the old swap previously reflected in accumulated other comprehensive income are amortized to earnings over the remaining term of the undesignated cash flow hedge.  In fiscal year 2011, payments on the old swap, and receipt of income on the offsetting swap, are reported as gain or loss on derivatives and an adjustment to other comprehensive income or loss net of tax effects.

The table below details the adjustments to other comprehensive income, on a before-tax and net-of tax basis, for the three months ended July 31, 2011 and 2010.

	Before-Tax		Tax Benefit (Expense)	Net-of-Tax
Three Months Ended July 31, 2010
Loss on interest rate swap		$(258,480)	$95,533		$(162,947)
Amortization of loss on derivative undesignated as cash flow hedge		74,890	(28,794)		46,096
Reclassification adjustment for loss in income		124,000	(43,953)		80,047
Net unrealized loss	$	(59,590)	$22,786	$	(36,804)
Three Months Ended July 31, 2011
Loss on interest rate swap		$(90,122)	$35,148		$(54,974)
Amortization of loss on derivative undesignated as cash flow hedge		59,031	(23,022)		36,009
Reclassification adjustment for loss in income		98,993	(38,608)		60,385
Net unrealized gain		$67,902	$(26,482)		$41,420

The reclassification adjustments of $98,993 and $124,000 represent interest the Company paid in excess of the amount that would have been paid without the interest rate swap agreements during the three months ended July 31, 2011 and 2010, respectively. These amounts were reclassified from accumulated other comprehensive loss and recorded in consolidated statement of income as interest expense.  No other material amounts were reclassified during the three months ended July 31, 2011 and 2010.

The table below details the adjustments to other comprehensive income, on a before-tax and net-of tax basis, for the nine months ended July 31, 2011 and 2010.

	Before-Tax	Tax Benefit (Expense)	Net-of-Tax
Nine Months Ended July 31, 2010
Loss on interest rate swap	$(540,265)	$211,460	$(328,805)
Amortization of loss on derivative undesignated as cash flow hedge	100,809	(39,457)	61,352
Reclassification adjustment for loss in income	353,000	(138,164)	214,836
Net unrealized loss	$(86,456)	$33,839	$(52,617)
Nine Months Ended July 31, 2011
Loss on interest rate swap	$(198,429)	$77,387	$(121,042)
Amortization of loss on derivative undesignated as cash flow hedge	177,093	(69,066)	108,027
Reclassification adjustment for loss in income	312,262	(121,782)	190,480
Net unrealized gain	$290,926	$(113,461)	$177,465

The reclassification adjustments of $312,262 and $353,000 represent interest the Company paid in excess of the amount that would have been paid without the interest rate swap agreements during the nine months ended July 31, 2011 and 2010, respectively. These amounts were reclassified from accumulated other comprehensive loss and recorded in consolidated statement of income as interest expense.  No other material amounts were reclassified during the nine months ended July 31, 2011 and 2010.

In the nine months ended July 31, 2011, the fair value of the swaps changed from an unrealized loss on derivative liability at the beginning of the period of $782,300 to $487,684. Also, as of that date, the estimated net amount of the existing loss that is reported in accumulated other comprehensive loss that is expected to be reclassified into earnings within the next twelve months is $172,687.

Derivatives designated as hedging instruments include interest rate swaps classified as liabilities on the Company’s balance sheet with a fair value of $228,432 at July 31, 2011 and $342,266 at October 31, 2010. Derivatives not designated as hedging instruments include interest rate swaps classified as liabilities on the Company’s balance sheet with a fair value of $259,252 at July 31, 2011 and $440,034 at October 31, 2010. During the first nine months and third quarter of fiscal years 2011 and 2010, cash flow hedges are deemed 100% effective.  The net loss (gain) on interest rate swaps not designated as cash flow hedges, classified as a loss (gain) on derivatives on the Company’s income statement, amounted to ($3,689) and $4,289 for the nine months and quarter ended July 31, 2011, respectively. Similarly, there was a realized loss of $11,606 on the Company’s income statement for the nine months and quarter ended July 31, 2010.

6.   FAIR VALUES OF ASSETS AND LIABILITIES

Fair Value Hierarchy
The Company’s assets and liabilities measured at fair value are as follows:

	Level 1	Level 2	Level 3
Liabilities:
July 31, 2011
Unrealized loss on derivatives	$-	$487,684	$-

October 31, 2010
Unrealized loss on derivatives	$-	$782,300	$-

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

7.   COMPREHENSIVE INCOME

The following table summarizes comprehensive income for the respective periods:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2011	2010	2011	2010
Net income	$1,018,217	$2,924,284	$1,383,771	$3,553,909
Other comprehensive income (loss):
Amortization of loss on derivative undesignated as cash flow hedge – net of tax	36,009	46,096	108,027	61,352
Unrealized gain (loss) on derivatives designated as cash flow hedges – net of tax	5,411	(82,900)	69,438	(113,969)
Comprehensive income	$1,059,637	$2,887,480	$1,561,236	$3,501,292

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

	Three Months Ended July 31,		Nine Months Ended July 31,
	2011	2010	2011	2010
Net Income	$1,018,217	$2,924,284	$1,383,771	$3,553,909
Denominator:
Basic Weighted Average Shares Outstanding	21,388,681	21,480,681	21,388,681	21,478,809
Dilutive effect of Stock Options	-	-	-	-
Diluted Weighted Average Shares Outstanding	21,388,681	21,480,681	21,388,681	21,478,809
Basic Income Per Share	$.05	$.14	$.06	$.17
Diluted Income Per Share	$.05	$.14	$.06	$.17

There were 284,500 and 569,500 options outstanding as of July 31, 2011 and 2010, respectively.  For the three and nine month period ended July 31, 2011 and 2010 there were no options used to calculate the effect of dilution because all of the outstanding options’ exercise prices exceeded the market price of the underlying common shares and were therefore considered anti-dilutive.

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

The Company has stock-based compensation plans under which incentive and non-qualified stock options and restricted shares are granted.  In April 1998, the Company’s stockholders approved the 1998 Incentive and Non-Statutory Stock Option Plan.  In April 2003, the Company’s stockholders approved an increase in the authorized number of shares to be issued under its 1998 Incentive and Non-Statutory Stock Option Plan from 1,500,000 to 2,000,000.  This plan provides for issuances of options to purchase the Company’s common stock under the administration of the compensation committee of the Board of Directors.  The intent of the plan is to reward options to officers, employees, directors, and other individuals providing services to the Company.  As of July 31, 2011, there were 1,864,500 shares available for grant.
In April 2004, the Company’s stockholders approved the 2004 Stock Incentive Plan.  The plan provides for issuances of awards of up to 250,000 restricted or unrestricted shares of the Company’s common stock, or incentive or non-statutory stock options to purchase such common stock. Of the total amount of shares authorized under this plan, 149,000 option shares are outstanding, 26,000 restricted shares have been granted, and 75,000 shares are available for grant at July 31, 2011.

The options issued under the plans generally vest in periods up to five years based on the continuous service of the recipient and have 10 year contractual terms.  Share awards generally vest over one year.  Option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the plans).

There were options for 20,000 and 5,000 shares that expired in the first nine months of fiscal year of 2011 and 2010, respectively.  Other than the expirations, there was no activity related to stock options and outstanding stock option balances or other equity based compensation during the nine month period ended July 31, 2011 and 2010.  There were options for 15,000 shares that expired in the three months ended July 31, 2011 and no option activity in the same period for the prior year. The Company did not grant any equity based compensation during the nine months ended July 31, 2011 and 2010.

The following table summarizes information pertaining to outstanding stock options, all of which are exercisable, as of July 31, 2011:

Exercise Price Range	Outstanding Options (Shares)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value as of July 31, 2011
$1.80 - $2.60	234,500	3.5	$2.32	$-
$2.81 - $3.38	20,000	2.3	3.28	-
$3.50 - $4.25	25,000	.9	3.90	-
$4.28 - $4.98	5,000	.4	4.98	-
	284,500	3.1	$2.57	$-

Outstanding options were granted with lives of 10 years and provide for vesting over a term of 0-5 years.  Since all outstanding stock options were fully vested as of July 31, 2011 there was no unrecognized share based compensation related to unvested options as of that date.  All incentive and non-qualified stock option grants had an exercise price equal to the market value of the underlying common stock on the date of grant.

Employee Stock Purchase Plan

On June 15, 1999, the Company’s stockholders approved the 1999 Employee Stock Purchase Plan (“ESPP”).  On January 1, 2001, employees commenced participation in the plan.  There were no shares issued under this plan during the nine months ended July 31, 2011. The total number of shares of common stock issued under this plan during the nine months ended July 31, 2010 was 8,242 for proceeds of $4,648.

On March 29, 2007, the Company’s stockholders approved an increase in the number of shares available under the plan from 500,000 to 650,000 shares.  Effective January 1, 2006, ESPP shares are granted at 95% of the fair market value at the last day of the offering period. Prior to that, ESPP shares were granted at 85% of the fair market value at the lower of the first or last day of the offering period.  The plan reached its limit of shares in the option period ended December 31, 2009. There are no plans to increase the limit or create a similar plan.

10.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (FASB) issued ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income.  This ASU amends the disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in stockholder’s equity.  Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The changes are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, which will be fiscal 2013 for the Company.  Early application is permitted. There will be no impact to the consolidated financial results as the amendments relate only to changes in financial statement presentation.

In May 2011, the Financial Accounting Standards Board issued an ASU to Topic 820 on fair value measurement. The ASU provides amendments to achieve common fair value measurements and disclosure requirements in United States Generally Accepted Accounting Principles (“U.S. GAAP”) and International Financial Reporting Standards. The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the amendments do not result in a change in the application of the requirements for fair value measurements. The amendments (i) clarify the Board’s intent that the highest and best use concept for fair value measurement are only relevant in measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets and liabilities, (ii) include requirements for the measurement of fair value for instruments classified in shareholders’ equity, and (iii) clarifies that an entity should disclose quantitative information about unobservable inputs used in the fair value measurement that is categorized within Level 3 of the fair value hierarchy. The amendments also contain (i) provisions that permit fair value measurement on a net asset or liability position as opposed to on a gross basis if the reporting entity manages its financial instruments on a net exposure basis, (ii) clarifies that the application of a premium or discount in fair value measurements is related to the unit of account for the asset or liability being measured at fair value, and (iii) provides additional disclosure requirements for fair value measurements categorized within Level 3 of the fair value hierarchy. The amendments are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011, which is fiscal 2012 for the Company. Early application is not permitted for the Company. The Company is currently evaluating the effect, if any, the adoption of this amended guidance may have on its financial statements, however, the Company does not expect it to have a material effect on its fair value measurements or disclosures.

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

Results of Operations

Overview and Trends

Sales were higher in the first nine months of 2011 compared to the same period in 2010. Since the sales increase related to lower margin product, as a percentage of sales, gross margin declined. Water sales have lagged the previous year in part because of adverse winter weather in the first quarter of 2011 combined with abnormally warm weather in the third quarter of 2010 in the Company’s market area. In addition, the new products offered in conjunction with our brand expansion tend to yield a lower gross margin, in general.  We also experienced higher operating expenses during the first nine months of the year, in part to upgrade of our customer relationship and e-commerce software, which resulted in lower net income compared to a year ago.

In late August, Tropical Storm Irene caused considerable and widespread damage in parts of our market area.  The primary effect on our business has been due to flooding that damaged or destroyed some highways, roads and bridges, making it more difficult for our delivery trucks to reach customers in Vermont and Northern New York.  In addition, our Vermont spring sources temporarily became inaccessible.  Access to these sources has now been restored, but one source will continue to experience limited access and longer trucking routes until further road repairs are completed.  There has been no material limitation to our ability to service our customers, but our route and transportation costs have temporarily increased.  To date, the storm has not materially impacted our business.  However, it is too early to assess whether these storm effects could adversely affect our financial results for the fourth quarter of fiscal 2011or for subsequent periods.

We continue to operate in an uncertain economic environment in our market area. While we have created opportunities that we expect will result in increased sales, we anticipate cost pressures related to commodities affecting our business, most notably, fuel and coffee, and building our brands.

Results of Operations for the Three Months Ended July 31, 2011 (Third Quarter) Compared to the Three Months Ended July 31, 2010

Sales
Sales for the three months ended July 31, 2011 were $18,315,000 compared to $17,528,000 for the corresponding period in 2010, an increase of $787,000, or 4%.  Sales related to acquisitions totaled $276,000 in the third quarter of fiscal year 2011. Excluding sales from acquisitions, total sales increased by 3% in the third quarter of 2011 compared to the same period in 2010.

The comparative breakdown of sales of the product lines for the respective three-month periods ended July 31, 2011 and 2010 is as follows:

Product Line	2011	2010	Difference	% Diff.
(000’s $)
Water	$7,907	$8,035	$(128)	(2%)
Coffee and Related	5,395	4,747	648	14%
Equipment Rental	2,171	2,232	(61)	(4%)
Other	2,842	2,514	328	13%
Total	$18,315	$17,528	$787	4%

Water – Sales of water decreased compared to the same period in the prior year as a result of a 1% decrease in volume and 1% decrease in average selling price in the third quarter of 2011 compared to the same period in 2010.  Acquisitions were not material to the sales for this category.

Coffee and Related Products – Traditional coffee lines grew 21% and single serve grew 15% in the third quarter of 2011 compared to the same period in fiscal year 2010.  Ancillary refreshment products increased 4% in the third quarter compared to the same quarter a year ago. The increase in sales of coffee products is a result of an increase in the commodity price of coffee which resulted in price increases for the products. Acquisitions were not material to the sales for this category.

Equipment Rental – Equipment rental revenue decreased in the third quarter of 2011 compared to the comparable period in 2010 as a result of a 4% decrease in placements of equipment.  Average rental prices increased 1%.  Acquisitions had no material impact on the sales for the category.

Other – The increase in other revenue is attributable to sales of office products which were $336,000 for the quarter. This line of products was not sold a year ago.  In addition, fees that are charged to offset energy costs for delivery and freight, raw materials, and bottling operations increased 23% to $863,000 in the third quarter of 2011 from $665,000 in the same period in 2010.  The office products sales were attributable to the acquisition of an office products company in the first quarter of 2011. Net of acquisitions, revenue in the category increased 4%.

Gross Profit/Cost of Goods Sold – For the three months ended July 31, 2011, gross profit decreased $126,000, or 1%, to $9,782,000 from $9,908,000 for the comparable period in 2010.  The decrease in gross profit was a result of lower prices and higher cost of goods sold despite an increase in fees that are charged to offset energy costs for delivery and freight, raw materials, and bottling operations.   Higher costs are attributable to the commodity influence on coffee and higher service costs primarily related to fuel costs. Accordingly, as a percentage of sales, gross profit decreased to 53% in the third quarter of 2011 from 57% in the third quarter of 2010.

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

Operating Expenses and Income from Operations
Total operating expenses increased to $7,793,000 in the third quarter of 2011 from $7,776,000 in the comparable period in 2010, an increase of $17,000.

Selling, general and administrative (SG&A) expenses of $7,164,000 in the third quarter of 2011 increased $16,000 from $7,148,000 in the comparable period in 2010.  Of total SG&A expenses, route distribution costs decreased $141,000, or 4%, as a result of lower labor costs that were partially offset by higher fuel costs; selling costs increased $240,000, or 26%, primarily as a result of higher sales-related compensation cost and computer software costs; and administration costs decreased $83,000, or 3%, as a result of lower professional fees despite higher computer software related costs.  The increase in computer software costs is primarily related to upgrading sales and customer management and e-commerce.

Advertising expenses were $373,000 in the third quarter of 2011 compared to $356,000 in the third quarter of 2010, an increase of $17,000, or 5%. The increase in advertising costs is primarily related to an increase in internet advertising and agency costs.

Amortization decreased to $265,000 in the third quarter of 2011 from $273,000 in the comparable quarter in 2010.  Amortization is attributable to intangible assets that were acquired as part of acquisitions in recent years.

Income from operations for the three months ended July 31, 2011 was $1,989,000 compared to $2,132,000 in the comparable period in 2010, a decrease of $143,000, or 7%.  The decrease was a result of higher cost of goods sold resulting in lower gross profit, as a percentage of sales, despite higher sales and stable operating costs.

Interest, Taxes, and Other Expenses
Interest expense was $559,000 for the three months ended July 31, 2011 compared to $630,000 in the three months ended July 31, 2010, a decrease of $71,000.  The decrease is attributable to lower outstanding debt and lower variable interest rates during the third quarter of 2011 compared to the third quarter of 2010.

Income before income taxes was $1,426,000 for the three months ended July 31, 2011 compared to income before income taxes of $4,991,000 in the corresponding period in 2010, a decrease of $3,565,000. The decrease in income from operations was primarily a result of a non-recurring legal settlement of $3,500,000 that the Company received in the third quarter of 2010.

The tax expense for the third quarter of fiscal year 2011 was $408,000 compared to tax expense of $2,066,000 in the third quarter of fiscal year 2010.  The effective tax rate for the third quarter of 2011 was 29% compared to 41% for the same period a year ago. The lower tax in the third quarter of 2011 was a result of lower income from operations and the non recurrence of the legal settlement from the third quarter of 2010. The lower tax rate in the third quarter of 2011 was attributable to adjustment of the income tax rate for the first nine months of the year based on a favorable decision for the Company of an outstanding state tax issue.

Net Income
Net income decreased to $1,018,000 for the three months ended July 31, 2011 from $2,924,000 in the corresponding period in 2010.  The decrease of $1,906,000 is attributable to higher cost of goods sold resulting in lower gross profit, as a percentage of sales, despite higher sales, stable operating costs, and lower interest.  In addition, the $3,500,000 legal settlement received in the third quarter of 2010 did not recur in the third quarter of 2011. Net of tax, this settlement amounted to $2,079,000.

Results of Operations for the Nine Months Ended July 31, 2011 Compared to the Nine Months Ended July 31, 2010

Sales
Sales for the nine months ended July 31, 2011 were $53,103,000 compared to $50,871,000 for the corresponding period in 2010, an increase of $2,232,000, or 4%.  The increase was primarily the result of sales from acquisitions, an increase in the commodity price of coffee, and an increase in fees that are charged to offset energy costs for delivery and freight, raw materials, and bottling operations. Sales as a result of acquisitions accounted for $1,146,000 of total sales for the first nine months of 2011.  Net of the acquisition related sales, total sales increased 2%, in the first nine months of fiscal year 2011 from the same period a year ago.

The comparative breakdown of sales of the product lines for the respective nine month periods ended July 31, 2011 and 2010 is as follows:

Product Line	2011	2010	Difference	% Diff.
(000’s $)
Water	$21,491	$21,876	$(385)	(2%)
Coffee and Related	17,235	15,926	1,309	8%
Equipment Rental	6,511	6,693	(182)	(3%)
Other	7,866	6,376	1,490	23%
Total	$53,103	$50,871	$2,232	4%

Water – Sales of water decreased in the first nine months of 2011 compared to the same period in 2010 as a result of a 1% decrease in volume and a 1% decrease price. Acquisitions were not material to the sales for this category.

Coffee and Related Products –   Traditional coffee lines grew 12% and single serve grew 9% in the first nine months of 2011 compared to the same period in fiscal year 2010.  Ancillary refreshment products increased 4% in the first nine months of 2011 compared to the same period a year ago. The increase in sales of coffee products is a result of an increase in the commodity price of coffee which resulted in price increases for the products.  Acquisitions were not material to the sales for this category.

Equipment Rental – Equipment rental revenue decreased in the first nine months of 2011 compared to the same period in 2010 as a result of a 5% decrease in placements that was only partially offset by a 2% increase in average rental price. Acquisitions had no material impact on the sales for the category.

Other – The increase in other revenue is attributable to sales of office products which were $1,146,000 for the first nine months of 2011. This line of products was not sold a year ago.  In addition, fees that are charged to offset energy costs for delivery and freight, raw materials, and bottling operations increased 40% to $1,888,000 in the first nine months of 2011 from $1,381,000 in the same period in 2010.  The office products sales were attributable to the acquisition of an office products company in the first quarter of 2011. Net of acquisitions, revenue in the category increased 5%.

Gross Profit/Cost of Goods Sold – For the nine months ended July 31, 2011, gross profit decreased $23,000, to $27,656,000 from $27,679,000 for the comparable period in 2010.  The decrease in gross profit was primarily due to lower prices and higher costs of goods sold despite higher sales which include an increase in fees that are charged to offset energy costs for delivery and freight, raw materials, and bottling operations.   Higher costs are attributable to the commodity influence on coffee and higher service costs primarily related to fuel costs.  Accordingly, as a percentage of sales, gross profit decreased to 52% in the first nine months of 2011 from 54% in the first nine months of 2010.

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

Operating Expenses and Income from Operations
Total operating expenses increased to $23,937,000 in the first nine months of 2011 from $23,281,000 in the comparable period in 2010, an increase of $656,000, or 3%.

Selling, general and administrative (SG&A) expenses of $21,959,000 in the first nine months of 2011 increased $621,000, or 3%, from $21,338,000 in the comparable period in 2010.  Of total SG&A expenses, route distribution costs increased $5,000 as a result of higher fuel costs; selling costs increased $437,000, or 17%, as a result of higher sales related compensation costs; and administration costs increased $179,000, or 2%, as a result of higher software maintenance and development costs, combined one-time benefits related to an employee termination of $109,000, and lease buyout of $175,000, that more than offset a decrease in professional fees.  The increase in computer software costs is primarily related to upgrading sales and customer management and e-commerce.

Advertising expenses were $1,174,000 in the first nine months of 2011 compared to $1,068,000 in the first nine months of 2010, an increase of $106,000, or 10%. The increase in advertising costs is primarily related to an increase in agency costs and internet advertising.

Amortization was $816,000 in the first nine months of 2011 compared to $823,000 in the first nine months of 2010.  Amortization is attributable to intangible assets that were acquired as part of acquisitions in recent years.

Income from operations for the nine months ended July 31, 2011 was $3,719,000 compared to $4,398,000 in the comparable period in 2010, a decrease of $679,000, or 15%.  Although sales were higher, the decrease was a result of higher cost of goods sold, resulting in lower gross profit margin, and higher operating expenses.

Interest, Taxes, and Other Expenses – Income from Continuing Operations
Interest expense was $1,698,000 for the nine months ended July 31, 2011 compared to $1,852,000 in the nine months ended July 31, 2010, a decrease of $154,000.  The decrease is attributable to lower outstanding debt and lower variable interest rates during the first nine months of 2011 compared to the same period in 2010.

Income before income taxes was $2,025,000 for the nine months ended July 31, 2011 compared to income before income taxes of $6,034,000 in the corresponding period in 2010, a decrease of $4,009,000.   The decrease in income from operations was primarily a result of a non-recurring legal settlement of $3,500,000 that the Company received in the third quarter of 2010.

The tax expense for the first nine months of fiscal year 2011 was $641,000 and was based on the expected effective tax rate of 32%.  We recorded a tax expense of $2,480,000 related to income from operations in the first nine months of fiscal year 2010 based on an anticipated effective tax rate of 41%.  The lower tax in the first nine months of 2011 was a result of lower income from operations and the non recurrence of the legal settlement from the third quarter of 2010. The lower tax rate in the first nine months of 2011 was attributable to adjustment of the income tax rate for the first nine months of the year based on a favorable decision for the Company of an outstanding state tax issue.

Net Income
Net income of $1,384,000 for the nine months ended July 31, 2011 decreased from net income of $3,554,000 in the corresponding period in 2010, a decrease of $2,170,000, or 61%.  The decrease is attributable to higher cost of goods sold, resulting in lower gross profit margin, and higher operating expenses in spite of higher sales and lower interest.  In addition, the $3,500,000 legal settlement received in 2010 did not recur in the 2011. Net of tax, this settlement amounted to $2,079,000.

Liquidity and Capital Resources

As of July 31, 2011, working capital was $8,776,000 compared to $8,425,000 as of October 31, 2010, an increase of $351,000.  The increase in working capital is primarily attributable to an increase in receivables as a result of a seasonal increase sales volume to the extent it was not offset by an increase in accounts payable. The decrease in cash of $921,000 is due to re-payment of debt and capital spending as well as an acquisition.  Net cash provided by operating activities decreased $4,503,000 to $3,482,000 in 2011 from $7,985,000 in 2010. The decrease was primarily a result of lower net income as a result of a non-recurring legal settlement of $3,500,000 received in 2010, an increase in inventory of $211,000, due to stocking more items, and a decrease in accrued expenses of $303,000, primarily a result of paying bonuses accrued at year end.

Our Credit Agreement with Bank of America provides a senior financing facility consisting of term debt and a revolving line of credit.  The Agreement has a total loan capacity of $20,500,000 and obligates us to a $15,500,000 term note and access to a $5,000,000 revolving line of credit. As of July 31, 2011 there was $12,732,500 outstanding on the term loan. The revolving line of credit can be used for the purchase of fixed assets, to fund acquisitions, to collateralize letters of credit, and for operating capital.  There was no balance on the line of credit but it collateralized a letter of credit of $1,531,000 as of July 31, 2011 so, as of that date, there was $3,469,000 available to borrow from the line of credit.

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

Under the Agreement, interest is paid at a rate of one-month LIBOR plus a margin based on the achievement of a specified leverage ratio.  As of July 31, 2011, the margin was 1.50% for the term note and 1.25% for the revolving line of credit. The Company is required to fix the interest rate on 75% of the outstanding balance of the term note and accomplishes this by entering into interest rate swap agreements.  As of July 31, 2011, the Company had $3,183,000 of the term debt subject to variable interest rates.  The one-month LIBOR was .19% resulting in total variable interest rates of 1.69% and 1.44%, for the term note and the revolving line of credit, respectively, as of July 31, 2011.

In addition to the senior debt, the Company has subordinated debt owed to Henry, Peter and Jack Baker in the aggregate principal amount of $13,000,000 that is due October 5, 2015.

In the first nine months of 2011, we used $1,810,000 for repayment of our senior term debt, including a seller note of $150,000 for an acquisition, and another $49,000 to repay debt from an acquisition closed in 2010. The total repayment amount of $1,859,000 in the first nine months of 2011 was $1,036,000 lower than the comparable period in 2010 because the Company made a one-time repayment of $988,000 and lowered its monthly payments when re-financing its term loan on May 5, 2010. In addition, $1,868,000 was used for capital expenditures. Cash expenditures for capital additions were mostly comprised of bottles, coolers and brewers and were $632,000 lower than for the same period last year.

Our credit facility requires that we be in compliance with certain financial covenants at the end of each fiscal quarter.  The covenants include senior debt service coverage as defined of greater than 1.25 to 1, total debt service coverage as defined of greater than 1 to 1, and senior debt to EBITDA as defined of no greater than 2.5 to 1.  As of July 31, 2011, we were in compliance with all of the financial covenants of our credit facility. The Agreement also prohibits us from paying dividends without prior consent of the lender.

As of July 31, 2011, we had three interest rate swap agreements with Bank of America in effect.  The intent of one swap, entered into on April 5, 2010, is to fix the interest rate on 75% of the outstanding balance on the term loan as required by the credit facility.  The swap fixes the interest rate for the swapped amount at 3.26% (2.01% plus the applicable margin, 1.25%).  An additional swap entered into on the same date offsets the swap that fixed the interest on a portion of the term loan and became ineffective when we entered into the Agreement.

In addition to our senior and subordinated debt commitments, we have significant future cash commitments, primarily in the form of operating leases that are not reported on the consolidated balance sheet. The following table sets forth our contractual commitments in future fiscal years:

	Payment due by Period
Contractual Obligations (2)	Total	Remainder of 2011	2012-2013	2014-2015	After 2015
Debt	$25,732,000	$553,000	$4,428,000	$20,751,000	$-
Interest on Debt (1)	7,929,000	515,000	3,938,000	3,476,000	-
Operating Leases	11,297,000	908,000	5,918,000	3,516,000	955,000
Total	$44,958,000	$1,976,000	$14,284,000	$27,743,000	$955,000

(1)	Interest based on 75% of outstanding senior debt at the hedged interest rate discussed above, 25% of outstanding senior debt at a variable rate of 1.69%, and subordinated debt at a rate of 12%.

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

Changes in Internal Control over Financial Reporting.

During the nine months ended July 31, 2011, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There was no change in the nine months ended July 31, 2011 from the Risk Factors reported in our Annual Report on Form 10-K for the year ended October 31, 2010.

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

3.4	Amended and Restated By-laws, as amended (Incorporated by reference to Exhibit 3.2 to our current report on Form 8-K, filed with the SEC on April 2, 2010)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Interactive Data Files regarding (a) our Condensed Consolidated Balance Sheets as of July 31, 2011 and October 31, 2010, (b) our Condensed Consolidated Statements of Income for the Three and Nine Months Ended July 31, 2011 and 2010, (c) our Condensed Consolidated Statements of Cash Flows for the Nine Months Ended July 31, 2011 and 2010, and (d) the Notes to such Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:           September 14, 2011

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

101
Interactive Data Files regarding (a) our Condensed Consolidated Balance Sheets as of July 31, 2011 and October 31, 2010, (b) our Condensed Consolidated Statements of Income for the Three and Nine Months Ended July 31, 2011 and 2010, (c) our Condensed Consolidated Statements of Cash Flows for the Nine Months Ended July 31, 2011 and 2010, and (d) the Notes to such Condensed Consolidated Financial Statements.