Form 10-K
period 2011-10-31
Crystal Rock Holdings, Inc.
filed 2012-01-27
CIK 1123316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2011.

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
Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last sale price per share of common stock on April 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the NYSE Amex, was $8,595,643.

The number of shares outstanding of the registrant's Common Stock, $.001 par value per share, was 21,388,681 on January 12, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, to be filed not later than 120 days after the registrant’s fiscal year ended October 31, 2011, and delivered in connection with the registrant’s annual meeting of stockholders, are incorporated by reference into Part III of this Form 10-K.

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

Bottled water is a mainstream beverage and the centerpiece of many consumers’ healthy living lifestyles.  Sales of bottled water accounted for 40% of our total sales in fiscal 2011, compared to 44% in fiscal 2010. In addition, we believe that the development of the bottled water industry reflects public awareness of the potential contamination and unreliability of some municipal water supplies.  Conversely, bottled water has been the recent focus of publicity regarding concerns about the environmental effects of using plastic bottles, as well as the effect on the environment of water extraction and the production and disposal of plastic bottles (see Item 1A, Risk Factors).

Coffee, a product that is counter seasonal to water, is the second leading product in the distribution channel, accounting for 24% of our total sales in fiscal year 2011 and 23% of our total sales in 2010. We sell different brands and sizes of coffee products. We continue to promote our Cool Beans® brand coffee in an effort to increase profitability and create brand equity in the coffee category.  Because coffee is a commodity, coffee sales are affected by volatility in the world commodity markets.  An interruption in supply or a dramatic increase in pricing could have an adverse effect on our business.

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

Water Sources, Treatment, and Bottling Operations

Water from local municipalities is the primary source for the Crystal Rock Waters® brand in 3 and 5 gallon bottles.  This accounts for 60% of our water bottled in these types of containers. Municipal water is purified through a number of processes beginning with filtration.  Utilizing carbon and ion exchange filtration systems, we remove chlorine and other volatile compounds and dissolved solids. After the filtration process, impurities are removed by reverse osmosis and/or distillation.  We ozonate our purified water (by injecting ozone into the water as an agent to prohibit the formation of bacteria) prior to storage.  Prior to bottling, we add pharmaceutical grade minerals to the water, including calcium and potassium, for taste. The water is again ozonated and bottled in a fully enclosed clean room with a high efficiency particulate air, or HEPA, filtering system designed to prevent any airborne contaminants from entering the bottling area, in order to create a sanitary filling environment.

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

The primary source of our natural spring water (primarily sold under the Vermont Pure® brand) is a spring owned by a third party in Stockbridge, Vermont that is subject to a 50- year water supply contract.  We also obtain water, under similar agreements with third parties, from springs in Bennington and Tinmouth, Vermont.  These three springs are approved by the State of Vermont as sources for natural spring water.  The contractual terms for these springs provide spring water in excess of our current needs and within the apparent capacity of the springs, and accordingly we believe that we can readily meet our bulk water supply needs for the foreseeable future. Water from these springs account for 40% of our total water bottled.

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

We are highly dependent on the integrity of the sources and processes by which we derive our products.  Natural occurrences beyond our control, such as drought, flood, earthquake or other geological changes, a change in the chemical or mineral content or purity of the water, or environmental pollution may affect the amount and quality of the water available from the springs or municipal sources that we use.  There is a possibility that characteristics of the product could be changed either inadvertently or by tampering before consumption.  Even if such an event were not attributable to us, the product’s reputation could be irreparably harmed.  Consequently, we would experience economic hardship.  Occurrence of any of these events could have an adverse impact on our business. We are also dependent on the continued functioning of our bottling processes.  An interruption could result in an inability to meet market demand and/or negatively impact the cost to bottle the products.

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

Office Products Line

In 2010 we announced that we would add to our product lines in the future by offering a full line of office products using our Crystal Rock OfficeTM brand.  As part of this strategy, during fiscal 2011 and subsequently we have refocused our efforts on sales and marketing in order to better serve all of our product lines and enhance the value of our distribution system and customer base. We used cash to build an information technology infrastructure designed both to facilitate expansion of the Crystal Rock OfficeTM brand and improve our IT systems for our core business. We have worked to improve our sales and distribution systems, and we have established a Learning and Development Center in Watertown, Connecticut for our sales force.  We have also upgraded our website to enhance our customers’ abilities to order office and other products online.

Recognizing the value inherent in our distribution system, we do not maintain large inventories of office products.  Rather, we primarily purchase office products from large national vendors such as United Stationers that provide just-in-time delivery, with the result that the introduction of our office product line has not resulted, and is not expected to result, in a material outlay of resources to accommodate increased inventory.  We anticipate that the broader range of office products will contribute to our sales in the future so that this product line becomes a growing portion of our total sales.

We also expect to grow this part of our business by making appropriate acquisitions.  In November 2010 we acquired the assets of a small office products company in Hartford, Connecticut.  This acquisition provides us with a customer base and proven product line from which to expand in central Connecticut.  In 2011, we introduced office products sold under the Crystal Rock OfficeTM brand throughout Connecticut, and we plan to offer this class of products on a region-by-region basis throughout our entire market area in the future.  How rapidly we do this will depend, of course, on our level of success in the office products market.

Despite the advantage of not having to maintain a significant inventory for office products, we note that this line of products does not yield as much margin as our traditional lines, so that incremental sales will not proportionately be as profitable as our traditional lines have been.  No assurance can be given that we will achieve the anticipated sales and profitability in the future.

In addition to barriers to entry in this market such as establishing our brand name in the marketplace and developing our information technology systems, we face significant competition from other office products suppliers that have considerably greater assets and resources than we do and may be better known for office products sales in our markets.  We believe that we have a well-established distribution system and that the Crystal Rock® family of brands is well known in the regions in which we operate, and we hope to successfully leverage those advantages.  Nevertheless, price competition in the office product market can be robust, and there can be no assurance that our office products strategy will be successful.

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

We support this marketing and sales effort through a number of methods, including: e-commerce, direct mail, internet advertising, traditional advertising, social media, sales collateral, email marketing, digital/internet technologies, referrals and public relations.  We also sponsor local area sporting events, participate in trade shows, maintain high community visibility, and donate to many charitable events.

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

We endeavor to be highly visible in the communities that we serve. In recent years, we have sponsored professional minor league baseball and local sporting events and various charitable and cultural organizations, such as Special Olympics and the Multiple Sclerosis Society, by donating both product and money. In addition, we have been a significant sponsor of a United Way giving campaign to support Live United through the Greater Waterbury Connecticut United Way and featuring local giving options to support the United Way throughout our entire market area.

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

Our principal coffee suppliers are Green Mountain Coffee Roasters and Baronet Coffee. Our principal bottle supplier is Parker Plastics.

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

Employees

As of January 12, 2012, we had 343 full-time employees and 12 part-time employees.   None of the employees belong to a labor union.  We believe that our relationships with our employees are good.

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

As permitted under the corporate governance rules of the NYSE Amex, we have, at the direction of the Baker family group, elected “controlled company” status under those rules.  A controlled company is exempted from these NYSE Amex corporate governance rules:  (1) the requirement that a listed company have a majority of independent directors, (2) the requirement that nominations to the company’s board of directors be either selected or recommended by a nominating committee consisting solely of independent directors, and (3) the requirement that officers’ compensation be either determined or recommended by a compensation committee consisting solely of independent directors.  We do not currently utilize exemption (3) as we have a compensation committee consisting solely of two independent directors.

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

At October 31, 2011 and 2010, our outstanding senior debt was $12,179,000 and $14,393,000, respectively, and our outstanding subordinated debt was $13,000,000 on both dates.  The underlying loans are secured by substantially all of our assets.  If we do not repay our indebtedness in a timely fashion, our secured creditors could declare a default and foreclose upon our assets, which would result in harmful disruption to our business, the sale of assets for less than their fully realizable value, and possible bankruptcy.  We must generate enough cash flow to service this indebtedness until maturity.

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

Bottle manufacturers use plastic and other petroleum-based products for the manufacturing of our bottles.  Increases in the cost of petroleum will likely have an impact on our bottle costs.

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

We regularly evaluate opportunities to acquire other businesses.  The expenses we incur evaluating and pursuing acquisitions could have a material adverse effect on our results of operations.  If we acquire a business, we may be unable to manage it profitably or successfully integrate its operations with our own.  Moreover, we may be unable to realize the financial, operational, and other benefits we anticipate from these acquisitions.  Competition for future acquisition opportunities in our markets could increase the price we pay for businesses we acquire and could reduce the number of potential acquisition targets.  Further, acquisitions may involve a number of special financial and business risks, such as:

●	charges related to any potential acquisition from which we may withdraw;

●	diversion of our management’s time, attention, and resources;

●	decreased utilization during the integration process;

●	loss of key acquired personnel;

●	increased costs to improve or coordinate managerial, operational, financial, and administrative systems, including compliance with the Sarbanes-Oxley Act of 2002;

●	dilutive issuances of equity securities, including convertible debt securities;

●	the assumption of legal liabilities;

●	amortization of acquired intangible assets;

●	potential write-offs related to the impairment of goodwill;

●	difficulties in integrating diverse corporate cultures; and

●	additional conflicts of interests.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

As part of our Home and Office delivery operations, we have entered into or assumed various lease agreements for properties used as distribution points and office space.  The following table summarizes these arrangements and includes our bottling facilities:

Location	Lease expiration	Sq. Ft.	Annual Rent
Williston, VT	June 2014	10,720	$81,686
Bow, NH	May 2012	12,800	57,000
Rochester, NY	January 2017	15,000	60,000
Buffalo, NY	September 2021	20,000	92,000
Syracuse, NY	December 2015	10,000	38,520
Halfmoon, NY	October 2016	22,500	166,275
Plattsburgh, NY	Month-to-month	5,000	24,000
Watertown, CT*	October 2016	67,000	452,250
Stamford, CT	October 2020	22,000	248,400
White River Junction, VT	May 2014	15,357	77,706
Watertown, CT	May 2013	15,000	57,960
Groton, CT	June 2014	7,500	56,375
Canton, MA Middlebury, CT Watertown, CT	January 2015 February 2016 September 2013	23,966 3,750 1,931	149,788 24,413 24,000
* Corporate headquarters

All locations are used primarily for warehousing and distribution and have limited office space for location managers and support staff.  The exception is our headquarters in Watertown, Connecticut location, which has a substantial amount of office space for sales, accounting, information systems, customer service, and general administrative staff.

The landlord for the buildings in Stamford and the headquarters in Watertown, Connecticut is a trust with which Henry, John, and Peter Baker, and Ross Rapaport are affiliated.  We believe that the rent charged under these leases is not more than fair market rental value.

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

                     Fiscal Year Ended October 31, 2011
	High	Low
First Quarter	$ .90	$.66
Second Quarter	$1.00	$.77
Third Quarter	$1.54	$.72
Fourth Quarter	$ .90	$.68

                     Fiscal Year Ended October 31, 2010
	High	Low
First Quarter	$ .67	$.50
Second Quarter	$ .81	$.57
Third Quarter	$ .89	$.64
Fourth Quarter	$ .84	$.60

The last reported sale price of our Common Stock on the NYSE Amex on January 12, 2012 was $.78 per share.

As of that date, we had 362 record owners and believe that there were approximately 2,000 beneficial holders of our Common Stock.

No dividends have been declared or paid to date on our Common Stock.  Our senior credit agreement prohibits us from paying dividends without the prior consent of the lender.  It is unlikely that we will pay dividends in the foreseeable future.

Issuer Purchases of Equity Securities

None.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management's Discussion and Analysis (MD&A) is intended to help the reader understand our Company.  The MD&A should be read in conjunction with our consolidated financial statements and the accompanying notes. This overview provides our perspective on the individual sections of the MD&A, as well as a few helpful hints for reading these pages.  The MD&A includes the following sections:

▪	Business Overview — a brief description of fiscal year 2011.

▪	Results of Operations — an analysis of our consolidated results of operations for the two years presented in our consolidated financial statements.

▪	Liquidity and Capital Resources — an analysis of cash flows, sources and uses of cash, and contractual obligations and a discussion of factors affecting our future cash flow.

▪
Critical Accounting Policies — a discussion of accounting policies that require critical judgments and estimates. Our significant accounting policies, including the critical accounting policies discussed in this section, are summarized in the notes to the accompanying consolidated financial statements.

Business Overview

Our sales were higher but our business was less profitable for fiscal year 2011 than in the same period a year ago. The increase in sales was largely due to an acquisition and expansion of product lines completed at the start of the fiscal year. Lower sales of traditional products, abnormally stormy weather, spending on information systems infrastructure and non-recurrence of a legal settlement resulted in lower profitability.

▪
Water sales were less than the previous year, in part, because of adverse winter weather in the first quarter of 2011 compared to abnormally warm weather in the third quarter of 2010 in the Company’s market area.

▪
Due to the fact that the sales increase related to products other than water, as a percentage of sales, gross margin declined. New products offered in conjunction with our brand expansion yield a lower gross margin than water and coffee, in general.

▪	We experienced higher operating expenses during the year, in part to upgrade our customer relationship and e-commerce software, which resulted in lower net income compared to a year ago.
▪	In 2010 we received legal settlement of $3,500,000, $2,100,000 net of tax, that did not recur in 2011.

In late August 2011, Tropical Storm Irene caused considerable and widespread damage in parts of our market area.  The primary effect on our business was due to flooding that damaged or destroyed some highways, roads and bridges, making it more difficult for our delivery trucks to reach customers in Vermont and Northern New York.  In addition, our Vermont spring sources temporarily became inaccessible.  Access to these sources has now been restored.  There was no material limitation to our ability to service our customers, but our route and transportation costs temporarily increased in the fourth quarter of the fiscal year.  The storm impacted our business in that quarter and, to a lesser extent, in the first quarter of 2012. The effect is difficult to quantify because of other variables but there has been no lasting material effect on our business.

In addition, parts of Connecticut and Massachusetts experienced a major snowstorm in late October 2011, shutting off power and access in some parts of those states for more than a week.  Again, it became more difficult for our delivery trucks to reach our customers in those areas. The major portion of the financial effect from this event was in the first quarter of 2012.  Although it did not have a lasting material adverse effect on our operations, it did result in decrease in sales for the periods that were difficult to quantify.

We continue to have adequate cash on hand while reducing debt. In 2011, we used a significant amount of cash to commence an upgrade of our information technology infrastructure to facilitate an expansion of our product offerings and run our business more efficiently.

In 2011 we commenced our plan to sell office products. To date, we are selling these lines only in Connecticut.   Accordingly, these activities may require us to use more cash and increase debt to take advantage of market expansion and future sales growth and profit margin opportunities.

The market area in which we operate has an uncertain economic environment. While we have created opportunities that we expect will result in increased sales, we anticipate cost pressures related to commodities affecting our business, most notably, fuel and coffee, and building our brands.

Results of Operations

Fiscal Year Ended October 31, 2011 Compared to Fiscal Year Ended October 31, 2010

Sales
Sales for fiscal year 2011 were $71,610,000 compared to $67,781,000 for 2010, an increase of $3,829,000 or 6%.  Sales attributable to acquisitions in fiscal year 2011 were $1,395,000.  Net of the acquisitions, sales increased 4%.

The comparative breakdown of sales is as follows:

Product Line	2011 (in 000’s $)	2010 (in 000’s $)	Difference (in 000’s $)	% Diff.
Water	$28,993	$29,661	$(668)	(2%)
Coffee and Related	23,013	20,895	2,118	10%
Equipment Rental	8,655	8,912	(257)	(3%)
Other	10,949	8,313	2,636	32%
Total	$71,610	$67,781	$3,829	6%

Water – The aggregate decrease in water sales was a result of a 1% decrease in price and a 1% decrease in volume.  The decrease in price and the amount of water sold was attributable to competition. In addition, winter snow storms in southern New England and spring and summer flooding in northern New England reduced volume distribution during 2011. Acquisitions had no impact in the change of water sales in fiscal year 2011 compared to 2010.

Coffee and Related Products – The increase in sales was primarily due to a 15% increase of traditional coffee and 11% growth in sales of single serve coffee. Also there was a 3% increase in ancillary coffee refreshment products.  Coffee sales grew as a result of strong market demand despite higher pricing. Single serve coffee sales increased to $11,883,000 in 2011 from $10,679,000 in 2010. Acquisitions did not materially affect this category in 2011 compared to 2010.

Equipment Rental – The decrease in equipment rental revenue in fiscal year 2011 compared to the prior year was a result of a 4% decrease in placements that more than offset a 1% increase in average rental price.  The decrease in placements was due to lower market demand.  Acquisitions had no impact in the change of rental revenue in fiscal year 2011 compared to 2010.

Other – The increase in other revenue is attributable to higher sales of other products, which increased 2%, most notably water in single serve containers and cups. The increase also reflects an increase in fuel adjustment fees that are charged to offset energy costs for delivery and freight, raw materials, and bottling operations as a result of higher fuel prices. Fuel adjustment charges increased 36% in 2011 from 2010. In addition, office products and stamps which were not sold the prior year, accounted for sales of $1,742,000 in 2011.

Gross Profit/Cost of Goods Sold
Gross profit increased $259,000, or 1%, in fiscal year 2011 compared to 2010, to $37,238,000 from $36,979,000. As a percentage of sales, gross profit decreased to 52% of sales from 55% for the respective periods.  The decrease in gross profit margin was attributable to higher product costs, particularly for coffee, and changes in product sales mix – most notably lower water and rental sales and higher sales of coffee, refreshment, and office products which yield a lower margin.  Gross profit in fiscal year 2011 was favorably impacted by an increase in fuel adjustment charges that are charged to offset energy costs for delivery and freight, raw materials, and bottling operations.

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

Income from Operations/Operating Expenses
Income from operations was $4,507,000 in 2011 compared to $6,133,000 in 2010, a decrease of $1,626,000.  Total operating expenses increased to $32,731,000 for the year, from $30,846,000 the prior year, an increase of $1,885,000.

Selling, general and administrative (SG&A) expenses were $30,059,000 in fiscal year 2011 and $28,254,000 in 2010, an increase of $1,805,000, or 6%.  Of total SG&A expenses:

●
Route sales costs increased 2%, or $201,000, to $13,565,000 in fiscal year 2011 from $13,364,000 in fiscal year 2010, primarily related to higher fuel costs which more than offset lower labor costs.  Included as a component of route sales costs are total direct distribution related costs which increased $169,000, or 1%, to $12,879,000 in fiscal year 2011 from $12,710,000 in fiscal year 2010, primarily as a result of higher fuel costs;

●
Selling costs increased 44%, or $1,395,000, to $4,592,000 in fiscal year 2011 from $3,197,000 in fiscal year 2010 as a result of higher computer related service costs to support the infrastructure improvement of e-commerce and customer relationship management software. During fiscal 2011, we expensed $1,512,000 related to information technology upgrades;

●
Administrative costs increased 2%, or $209,000, to $11,902,000 in fiscal year 2011 from $11,693,000 in fiscal year 2010, as a result of higher labor costs despite lower professional fees related to compliance and litigation.

Advertising expenses increased to $1,555,000 in fiscal year 2011 from $1,450,000 in 2010, an increase of $105,000, or 7%. The increase in advertising costs is primarily related to an increase in agency costs and internet advertising that more than offset a decrease in yellow page advertising and brochures.

Amortization decreased $12,000 to $1,068,000 in fiscal year 2011 from $1,080,000 in 2010.  Amortization is attributable to intangible assets that were acquired as part of acquisitions in recent years.

There was a loss from the sale of miscellaneous assets in fiscal year 2011 of $49,000 compared to a loss on the sale of assets of $63,000 in fiscal year 2010. These were sales of miscellaneous assets no longer used in the course of business.

We conducted an assessment of goodwill as of October 31, 2011 and 2010. The assessment of the carrying value of goodwill is a two step process. In step one, the fair value of the Company is determined, using a weighted average of three different approaches – quoted stock price (a market approach), value comparisons to publicly traded companies (see note 1) believed to have comparable reporting units (a market approach), and discounted net cash flow (an income approach).  These approaches provide a reasonable estimation of the value of the Company and take into consideration the Company’s thinly traded stock and concentrated holdings, market comparable valuations, and expected results of operations.  We used the following percentages for the weighted average of the three different approaches in both fiscal year 2011 and 2010:

Quoted stock price	20%
Value comparisons to publicly traded companies	20%
Discounted net cash flow	60%

The resulting estimated fair value is then compared to the Company’s equity value. The assessments concluded that the Company’s fair value exceeded the Company’s equity, therefore goodwill was not impaired as of the respective valuation dates.  Since step one indicated no impairment, step two was not necessary. If impairment had been indicated, we would have then allocated the estimated fair value to all of the assets and liabilities of the Company (including unrecognized intangible assets) as if the Company had been acquired in a business combination and the estimated fair value was the price paid. We then would have recognized impairment in the amount by which the carrying value of goodwill exceeded the implied value of goodwill as determined in this allocation.

_______________________________

1 These were the companies used in the year marked:
Company Name	Exchange	Symbol	2011	2010
Coca-Cola Bottling Co., Consolidated	NYSE	COKE	X	X
Farmer Bros. Co.	NASDAQ	FARM	X	X
Green Mountain Coffee Roasters, Inc.	NASDAQ	GMCR	X	X
Hansen Natural, Corp.	NASDAQ	HANS	X	X
Coca-Cola Enterprises, Inc.	NYSE	CCE	X	X
National Beverage Corp.	NASDAQ	FIZZ	X	X
Cott Corporation	Toronto	BCB	X	X
Coffee Holding Co., Inc.	NASDAQ	JVA	X
Dr. Pepper Snapple Group, Inc.	NYSE	DPS	X
Leading Brands, Inc.	NASDAQ	LBIX	X
Primo Water Corporation	NASDAQ	PRMW	X

Other Income and Expense, Income Taxes, and Income before Income Taxes
Interest expense was $2,247,000 for fiscal year 2011 compared to $2,450,000 for fiscal year 2010, a decrease of $203,000.  The decrease is primarily attributable to lower outstanding debt.

In fiscal year 2010 the Company received a one-time payment of $3,500,000 as a legal settlement that did not recur in 2011.

Income before income taxes in fiscal year 2011 was $2,255,000 compared to $7,166,000 in fiscal year 2010, a decrease of $4,911,000.   Operating results were lower as a result of higher operating expenses and the non-recurrence of the one-time payment mentioned above.

Tax expense for fiscal year 2011 was $770,000 compared to $2,910,000 for fiscal year 2010 and resulted in an effective tax rate of 34% in 2011 and 41% in 2010. The decrease in the effective tax rate from 2010 to 2011 was primarily a result of a settlement of a state tax issue that was favorable to the Company.  Our total effective tax rate is a combination of federal and state rates for the states in which we operate.

Net Income
Net income in fiscal year 2011 was $1,486,000 compared to net income of $4,256,000 in 2010, a decrease of $2,770,000.  The variance was primarily attributable to lower income from operations and non-operating legal settlement in 2010, net of a higher tax provision. Net income in both years was completely attributable to continuing operations.

Based on the weighted average number of shares of Common Stock outstanding of 21,389,000 (basic and diluted), income per share in fiscal year 2011 was $.07 per share.  This was a decrease of $.13 per share from fiscal year 2010, when the weighted average number of shares of Common Stock outstanding was 21,477,000 (basic and diluted) and we had net income of $.20 per share.

The fair value of our interest rate hedge swap agreements increased favorably $374,000 during fiscal year 2011 compared to an unfavorable decrease of $57,000 in 2010. This resulted in unrealized gain of $231,000 and unrealized loss of $29,000, net of reclassification adjustments and taxes, respectively, for the fiscal years ended October 31, 2011 and 2010.  The increase during the year has been recognized as an adjustment to net income to arrive at comprehensive income as defined by the applicable accounting standards.

Liquidity and Capital Resources

As of October 31, 2011, we had working capital of $8,640,000 compared to $8,425,000 as of October 31, 2010, an increase of $215,000.  The increase in working capital was primarily attributable to net cash provided by operations. Net cash provided by operating activities was $6,141,000 in 2011 compared to $9,130,000 in 2010, a decrease of $2,989,000. The decrease is a result of lower net income in 2011. A significant portion of net income was derived from a legal settlement which resulted in $2,100,000, net of tax.

We use cash provided by operations to repay debt and fund capital expenditures.  In fiscal year 2011, we used $2,413,000 for repayment of debt. This was $1,536,000 less than we paid in 2010 because of a $1,000,000 one-time repayment of senior debt and an unscheduled re-payment of $500,000 on our subordinated debt in 2010. We used $621,000 less for capital expenditures in 2011 than in 2010. We spent less on water bottles and coolers and more on coffee brewers in 2011 than in 2010.   In addition, there were less capital expenditures on computers and software in 2011 but we used $1,614,000 in cash to fund information technology infrastructure upgrades which were operating expenses due to the nature of the upgrades. We used $472,000 more cash to complete acquisitions in 2011 than the prior year.

As a result of lower debt re-payment and capital expenditures as well as less cash used for taxes, attributable to a lower tax rate, in 2011 there was a net increase in cash of $486,000 for the year. In 2010, the net increase in cash was $1,797,000 as a result of more cash provided by operating activities despite higher debt re-payment and capital expenditures.

Our Credit Agreement with Bank of America has a total loan capacity of $20,500,000 and obligates the Company to a $15,500,000 term note and access to a $5,000,000 revolving line of credit. The revolving line of credit can be used for the purchase of fixed assets, to fund acquisitions, to collateralize letters of credit, and for operating capital.  Since sufficient cash was generated from operations, we have not borrowed from the facility in the past two years so there was no balance on the line of credit as of October 31, 2011.  However, it collateralized a letter of credit of $1,531,000.  Consequently, as of October 31, 2011, there was $3,469,000 available to borrow from the revolving line of credit. There was $12,179,000 outstanding on the term note as of October 31, 2011.  In addition, as of that date, we had $13,000,000 of debt subordinated to our senior credit facility.

As of the end of fiscal year 2011, we had three interest rate hedge swap agreements. A 2007 agreement (old swap) fixed the interest rate on 75% of the outstanding balance on the term loan (the swapped amount) with Bank of America as required by the previous facility.  The old swap fixed the interest rate for the swapped amount related to the previous facility at 4.87% and matures in January 2014.  We entered into an agreement (offsetting swap) when the previous facility was amended to offset the old swap, for which we receive 1.40% of the scheduled balance of the old term loan effectively limiting any exposure to change in the fair value of the old swap and set a fixed net payment schedule based on the scheduled balance of the old term loan until January 2014 when both the old and offsetting swaps mature.   Finally, we entered into an agreement (new swap) to fix the interest rate of 75% of the outstanding balance of the new term note at 4.26% (2.01% plus the applicable margin, 2.25%) maturing May 2015.

As of October 31, 2011, the total notional amount committed to the new swap agreement was $9,134,000.  This agreement provides for a monthly settlement in which the Company would make or receive payments at a variable rate determined by a specified index (one-month LIBOR) in exchange for making payments at a fixed rate of 4.26%. On that date, the variable rate on the remaining 25% of the term note ($3,045,000) was 2.74%.

The Credit Agreement requires that we be in compliance with certain financial covenants at the end of each fiscal quarter.  The covenants include senior debt service coverage as defined of greater than 1.25 to 1, total debt service coverage as defined of greater than 1 to 1, and senior debt to EBITDA as defined of no greater than 2.5 to 1.  As of October 31, 2011, we were in compliance with all of the financial covenants of our credit facility and we expect to be in compliance in the foreseeable future. Under the Agreement, the Company is obligated to calculate Consolidated Excess Cash Flow based on its financial results for the fiscal year to determine if additional principal is due on the term note. Based on the results for fiscal year 2011, a $500,000 principal payment is due by February 8, 2012.   The Agreement also prohibits us from paying dividends without prior consent of the lender.

In addition to our senior and subordinated debt commitments, we have significant future cash commitments, primarily in the form of operating leases that are not reported on the balance sheet.  These operating leases are described in Note 15 to our Audited Consolidated Financial Statements.

The following table sets forth our contractual commitments as of October 31, 2011:

	Payment due by Period
Contractual Obligations	Total	2012	2013-2014	2015-2016	After 2016
Debt	$25,179,000	$2,714,000	$4,428,000	$18,037,000	$-
Interest on Debt (1)	7,675,000	2,155,000	3,812,000	1,708,000	-
Operating Leases	13,842,000	3,457,000	5,544,000	3,291,000	1,550,000
Total	$46,696,000	$8,326,000	$13,784,000	$23,036,000	$1,550,000

(1)	Interest based on 75% of outstanding senior debt at the hedged interest rate discussed above, 25% of outstanding senior debt at a variable rate of 2.74%, and subordinated debt at a rate of 12%.

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

Factors Affecting Future Cash Flow

Generating cash from operating activities and access to credit is integral to the success of our business.  We continue to generate cash from operating activities to service scheduled debt repayment and fund capital expenditures.  In addition, we have capacity to borrow from our acquisition line of credit for capital expenditures and acquisitions.  We also lease a significant amount of our vehicles and all of our buildings.

Adverse economic conditions in recent years have negatively impacted many businesses financial performance and restricted credit availability.  Although our sales have increased the past two years we do not think that the economy in our region has fully recovered. The competitive landscape created by the economic environment has eroded our margin over that time. As mentioned above, we have used cash to build an information technology infrastructure to facilitate the expansion of our product offerings and run our business more efficiently to gain an immediate competitive edge and prosper when the economy in our region improves. However, no assurance can be given that the future economic environment will not adversely affect our cash flow and results of operations or that we will have adequate access to credit.

Factors Affecting Quarterly Performance

Our business and financial trends vary from quarter to quarter based on, but not limited to, seasonal demands for our products, climate, and economic and geographic trends.  Consequently, results for any particular fiscal quarter are not necessarily indicative, through extrapolation, or otherwise, of results for a longer period. In the past year we have experienced weather related events that have influenced quarterly performance.  Although weather is always variable, we feel this year’s extremes, and their far reaching effects, are an aberration in the region.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles.  Preparation of the statements in accordance with these principles requires that we make estimates, using available data and our judgment for such things as valuing assets, accruing liabilities, and estimating expenses.  We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies and estimates. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting policies. We base our ongoing estimates on historical experience and other various assumptions that we believe to be reasonable under the circumstances.

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

Goodwill – Intangible Asset Impairment
We have acquired a significant number of companies.  The excess of the purchase price over the fair value of the assets and liabilities acquired has been recorded as goodwill.  If goodwill is not impaired, it would remain as an asset on our balance sheet at the value assigned in the acquisitions.  If it is impaired, we would be required to write down the asset to an amount that accurately reflects its estimated value.  We completed a valuation of the Company performed as of October 31, 2011 and 2010, and goodwill was not impaired as of those dates.

The assessment of the carrying value of goodwill is a two step process. In step one, the fair value of the Company is determined, using a weighted average of three different approaches – quoted stock price (a market approach), value comparisons to publicly traded companies believed to have comparable reporting units (a market approach), and discounted net cash flow (an income approach).  This approach provides a reasonable estimation of the value of the Company and takes into consideration the Company’s thinly traded stock and concentrated holdings, market comparable valuations, and expected results of operations. The resulting estimated fair value is then compared to its equity value. On October 31, 2011 the step one assessment yielded the following fair value:

	Determined	Controlling
	Minority	Interest
	Value	Value (a)	Weighting	Contribution
Quoted Stock Price	$16,000,000	$20,800,000	20%	$4,160,000
Guideline Companies	$25,267,000	$31,765,000	20%	$6,353,000
Discounted Net Cash Flow	$29,000,000	$32,971,000	60%	$19,783,000
Concluded Fair Value				$30,296,000
(a) Reflects application of the following control premiums: (1) 30% for the quoted stock price approach, (2)10% for guideline approach, and (3) zero for the discounted net cash flow (DCF) approach. Guideline and DCF approaches also reflect addition of cash balance.

The concluded fair value exceeded the Company’s equity value as of October 31, 2011 by 37%. If the equity value exceeds the fair value in step one then step two estimates the fair value of the Company’s assets and liabilities (including unrecognized intangible assets). This value is then allocated among the assets and liabilities as if they had been acquired in a business combination and the estimated fair value was the price paid.

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

▪
We used our knowledge of the business, industry and economy to assemble financial projections including our plans to expand our product offerings.  Unforeseen events that dramatically change such influential factors as the economy, environment, and weather may positively or negatively affect the accuracy of these projections.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of October 31, 2011. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of October 31, 2011, the Company's internal control over financial reporting is effective based on those criteria.

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

b) Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended October 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to the sections captioned “Directors,” “Our Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance” and “Committees of the Board of Directors” in our 2012 proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended October 31, 2011.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to the sections captioned “Compensation of Executive Officers” and “Compensation of Non-Employee Directors” in our 2012 proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended October 31, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table sets forth certain information as of October 31, 2011 about shares of our Common Stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements that were not required to be and were not submitted to our stockholders for approval.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)).
Equity compensation plans approved by security holders	284,500	$2.57	1,939,500
Equity compensation plans not approved by security holders	-0-	-	-0-
Total	284,500	$2.57	1,939,500

Additional information required by this Item is incorporated by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in our 2012 proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended October 31, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to the section captioned “Corporate Governance” in our 2012 proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended October 31, 2011.

ITEM 14.                                PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated by reference to the sections captioned “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policies and Procedures” in our 2012 proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended October 31, 2011.

PART IV

  ITEM 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

a)	The following documents are filed as part of this report:

(1) Financial Statements
Report of Independent Registered Public Accounting Firm		F-1
Consolidated Balance Sheets as of October 31, 2011 and 2010		F-2
Consolidated Statements of Income for the years
ended October 31, 2011 and 2010		F-3
Consolidated Statements of Changes in Stockholders’ Equity
and Comprehensive Income for the years ended October
31, 2011 and 2010		F-4
Consolidated Statements of Cash Flows for the years ended
October 31, 2011 and 2010		F-5
Notes to the Consolidated Financial Statements	F-6 -	F-27

(2) Schedules

None

(3) Exhibits:
Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Certificate of Incorporation		S-4	September 6, 2000	Exhibit B to Appendix A
3.2	Certificate of Amendment to Certificate of Incorporation		8-K	October 19, 2000	4.2
3.3	Amended and Restated By-Laws as adopted March 29, 2010		8-K	April 2, 2010	3.2
3.4	Certificate of Ownership and Merger of Crystal Rock Holdings, Inc. with and into Vermont Pure Holdings, Ltd.		8-K	April 30, 2010	3.1
4.1	Registration Rights Agreement with Peter K. Baker, Henry E. Baker, John B. Baker and Ross Rapaport		8-K	October 19, 2000	4.6
10.1*	1998 Incentive and Non-Statutory Stock Option Plan, as amended		14A	February 28, 2003	A
10.2*	2004 Stock Incentive Plan		14A	March 1, 2004	B
10.3*	Employment Agreement dated May 2, 2007 with Peter K. Baker		8-K	May 2, 2007	10.1
10.4*	Employment Agreement dated May 2, 2007 with Bruce S. MacDonald		8-K	May 2, 2007	10.3
10.5*	Employment Agreement dated May 2, 2007 with John B. Baker		8-K	May 2, 2007	10.2
10.6	Lease of Buildings and Grounds in Watertown, Connecticut from the Baker’s Grandchildren Trust		S-4	September 6, 2000	10.22

10.7	First Amendment to the Lease of Buildings and Grounds in Watertown, Connecticut from the Baker’s Grandchildren Trust		10-Q	September 14, 2007	10.4
10.8	Amended and Restated Credit Agreement dated April 5, 2010 with Bank of America.		8-K	April 9, 2010	10.1
10.9	Form of Amended and Restated Term Note dated April 5, 2010 to Bank of America.		8-K	April 9, 2010	10.2
10.10	Form of Amended and Restated Subordination and Pledge Agreement dated April 5, 2010 between Henry E. Baker and Bank of America.		8-K	April 9, 2010	10.3
10.11	Form of Amended and Restated Subordination and Pledge Agreement dated April 5, 2010 between John B. Baker and Peter K. Baker and Bank of America.		8-K	April 9, 2010	10.4
10.12	Form of Amended and Restated Promissory Note dated April 5, 2010 issued to Henry E. Baker, John B. Baker and Peter K. Baker		8-K	April 9, 2010	10.5
10.13	Form of Indemnification Agreement dated November 2, 2005 with each of Henry E. Baker, John B. Baker, Peter K. Baker, Phillip Davidowitz,David Jurasek, Bruce S. MacDonald and Ross S. Rapaport		10-K	January 30, 2006	10.21
10.14	Form of Indemnification Agreement dated November 2, 2005 with each of John M. Lapides and Martin A. Dytrych		10-K	January 30, 2006	10.22
10.15	Installation Agreement with American Capital Energy, Inc. dated August 29, 2007		10-K	January 29, 2008	10.29
10.16	Financial Assistance Agreement with Connecticut Innovations dated August 20, 2007		10-K	January 29, 2008	10.30
10.17*	Amendment No. 1 to Employment Agreement with Peter K. Baker dated September 10, 2009.		10-Q	September 14, 2009	10.1
10.18*	Amendment No. 1 to Employment Agreement with John B. Baker dated September 10, 2009.		10-Q	September 14, 2009	10.2
10.19	Settlement Agreement and General Release dated as of May 6, 2010 by and between Vermont Pure Holdings, et al. and Cozen et al.		10-Q	June 14, 2010	10.1
10.20	Letter of Waiver and Consent dated September 15, 2010 signed by Martin Dytrych, Henry Baker, Peter Baker, and John Baker.		8-K	October 1,2010	10.1
10.21	First Amendment to the Credit Agreement dated September 28, 2010 with Bank of America.		8-K	October 1,2010	10.2
10.22	Letter from Henry E., Peter K., and John B. Baker and Ross S. Rapaport, as trustee, to Bank America, as agreed to, to amend Subordination Agreements.		8-K	October 1,2010	10.3
10.23	Lease of Building and Land in Stamford, Connecticut from Henry E. Baker dated September 30, 2010.		8-K	October 1,2010	10.4
10.24*	Amendment No. 2 to Employment Agreement with Peter K. Baker dated October 19, 2011.	X

10.25*	Amendment No. 2 to Employment Agreement with John B. Baker dated October 19, 2011.	X
21.1	Subsidiary	X
23.1	Consent of Wolf & Company, P.C.	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101
Interactive Data Files regarding (a) our Consolidated Balance Sheets as of October 31, 2011 and October 31, 2010, (b) our Consolidated Statements of Income for the years ended October 31, 2011 and 2010, (c) Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the years ended October 31, 2011 and 2010 (d) our Consolidated Statements of Cash Flows for the years ended October 31, 2011 and 2010, and (e) the Notes to such Consolidated Financial Statements.

X
           * Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Crystal Rock Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRYSTAL ROCK HOLDINGS, INC.

By: /s/ Peter K. Baker
Dated: January 27, 2012	Peter K. Baker, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Ross S. Rapaport Ross S. Rapaport	Chairman of the Board of Directors	January 27, 2012
/s/ Henry E. Baker Henry E. Baker	Director, Chairman Emeritus	January 27, 2012
/s/ John B. Baker John B. Baker	Executive Vice President and Director	January 27, 2012
/s/ Peter K. Baker Peter K. Baker	Chief Executive Officer and Director	January 27, 2012
/s/ Martin A. Dytrych Martin A. Dytrych	Director	January 27, 2012
/s/ John M. Lapides John M. Lapides	Director	January 27, 2012

/s/ Bruce S. MacDonald Bruce S. MacDonald	Chief Financial Officer, Chief Accounting Officer and Secretary	January 27, 2012

EXHIBITS TO CRYSTAL ROCK HOLDINGS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED OCTOBER 31, 2011
Exhibits Filed Herewith

Exhibit Number	Description

10.24	Amendment No. 2 to Employment Agreement with Peter K. Baker dated October 19, 2011.
10.25	Amendment No. 2 to Employment Agreement with John B. Baker dated October 19, 2011.
21.1	Subsidiary
23.1	Consent of Wolf & Company, P.C.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE
Report of Independent Registered Public Accounting Firm	F-1
Financial Statements
Consolidated Balance Sheets as of October 31, 2011 and 2010	F-2

Consolidated Statements of Income for the years ended October 31, 2011 and 2010	F-3

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the years ended October 31, 2011 and 2010	F-4

Consolidated Statements of Cash Flows for the years ended October 31, 2011 and 2010	F-5

Notes to the Consolidated Financial Statements	F-6 - F-27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Crystal Rock Holdings, Inc.
Watertown, Connecticut

We have audited the accompanying consolidated balance sheets of Crystal Rock Holdings, Inc. and subsidiary as of October 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crystal Rock Holdings, Inc. and subsidiary as of October 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Wolf & Company, P.C.
Boston, Massachusetts
January 27, 2012

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	October 31,	October 31,
	2011	2010

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,378,575	$4,892,379
Accounts receivable, trade - net of reserve of $543,528 and
$493,610 for 2011 and 2010, respectively	7,801,811	7,448,044
Inventories	2,673,827	2,448,500
Current portion of deferred tax asset	570,142	804,362
Other current assets	1,134,658	757,964

TOTAL CURRENT ASSETS	17,559,013	16,351,249

PROPERTY AND EQUIPMENT - net	8,174,096	9,111,114

OTHER ASSETS:
Goodwill	32,123,294	32,123,294
Other intangible assets - net	2,788,408	3,232,051
Other assets	39,000	39,000

TOTAL OTHER ASSETS	34,950,702	35,394,345

TOTAL ASSETS	$60,683,811	$60,856,708

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long term debt	$2,714,000	$2,264,000
Accounts payable	2,598,627	1,732,426
Accrued expenses	2,800,751	3,044,515
Current portion of customer deposits	662,704	710,654
Current portion of unrealized loss on derivatives	142,558	174,228
TOTAL CURRENT LIABILITIES	8,918,640	7,925,823

Long term debt, less current portion	9,465,000	12,179,000
Deferred tax liability	4,408,593	4,045,745
Subordinated debt	13,000,000	13,000,000
Customer deposits	2,515,772	2,704,716
Long term portion of unrealized loss on derivatives	265,645	608,072

TOTAL LIABILITIES	38,573,650	40,463,356

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock - $.001 par value, 50,000,000 authorized shares,
21,960,229 issued and 21,388,681 outstanding shares as of
October 31, 2011 and 2010	21,960	21,960
Additional paid in capital	58,462,497	58,462,497
Treasury stock, at cost, 571,548 shares as of October 31, 2011
and 2010	(870,391)	(870,391)
Accumulated deficit	(35,257,887)	(36,743,413)
Accumulated other comprehensive loss	(246,018)	(477,301)
TOTAL STOCKHOLDERS' EQUITY	22,110,161	20,393,352

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$60,683,811	$60,856,708

See the accompanying notes to the consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended October 31,
	2011	2010

NET SALES	$71,609,774	$67,780,639

COST OF GOODS SOLD	34,371,757	30,801,309

GROSS PROFIT	37,238,017	36,979,330

OPERATING EXPENSES:
Selling, general and administrative expenses	30,058,454	28,253,658
Advertising expenses	1,555,392	1,449,902
Amortization	1,067,891	1,079,746
Loss on disposal of property and equipment	49,015	63,004

TOTAL OPERATING EXPENSES	32,730,752	30,846,310

INCOME FROM OPERATIONS	4,507,265	6,133,020

OTHER (EXPENSE) INCOME:
Interest	(2,246,905)	(2,449,512)
Loss on derivatives	(5,057)	(17,027)
Miscellaneous income	-	3,500,000

TOTAL OTHER (EXPENSE) INCOME, NET	(2,251,962)	1,033,461

INCOME BEFORE INCOME TAXES	2,255,303	7,166,481

INCOME TAX EXPENSE	769,777	2,910,260

NET INCOME	$1,485,526	$4,256,221

NET INCOME PER SHARE - BASIC	$0.07	$0.20

NET INCOME PER SHARE - DILUTED	$0.07	$0.20

WEIGHTED AVERAGE SHARES USED IN COMPUTATION - BASIC	21,388,681	21,476,760
WEIGHTED AVERAGE SHARES USED IN COMPUTATION - DILUTED	21,388,681	21,476,760

See the accompanying notes to the consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME

							Accumulated
	Common		Additional		Treasury		Other
	Shares	Stock	Paid in	Treasury	Stock	Accumulated	Comprehensive		Comprehensive
	Issued	Par Value	Capital	Shares	Amount	Deficit	Loss	Total	Income (Loss)
Balance, October 31, 2009	21,951,987	$21,952	$58,457,807	479,548	$(804,149)	$(40,999,634)	$(448,746)	$16,227,230

Shares issued under employee stock
purchase plan	8,242	8	4,690					4,698

Shares repurchased				92,000	(66,242)			(66,242)

Net income						4,256,221		4,256,221	$4,256,221

Unrealized loss on derivatives, net of reclassification
adjustment, amortization, and taxes							(28,555)	(28,555)	(28,555)
Balance, October 31, 2010	21,960,229	$21,960	$58,462,497	571,548	$(870,391)	$(36,743,413)	$(477,301)	$20,393,352	$4,227,666

Net income						1,485,526		1,485,526	$1,485,526

Unrealized gain on derivatives, net of reclassification
adjustment, amortization, and taxes							231,283	231,283	231,283

Balance, October 31, 2011	21,960,229	$21,960	$58,462,497	571,548	$(870,391)	$(35,257,887)	$(246,018)	$22,110,161	$1,716,809

See the accompanying notes to the consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended October 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,485,526	$4,256,221
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,601,091	3,712,381
Provision for bad debts on accounts receivable	354,624	351,836
(Recovery) provision for bad debts on notes receivable	(3,797)	57,323
Amortization	1,067,891	1,079,746
Non cash interest expense	48,952	63,647
Loss on derivatives	5,057	17,027
Deferred tax expense	597,068	325,686
Loss on disposal of property and equipment	49,015	63,004

Changes in operating assets and liabilities:
Accounts receivable	(708,391)	(370,155)
Inventories	(220,327)	(276,688)
Other current assets and liabilities	(520,768)	(25,251)
Other assets	-	16,010
Accounts payable	866,201	(694,731)
Accrued expenses	(243,764)	495,751
Customer deposits	(236,894)	58,006
NET CASH PROVIDED BY OPERATING ACTIVITIES	6,141,484	9,129,813

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,577,939)	(3,198,877)
Proceeds from sale of property and equipment	47,851	206,429
Cash used for acquisitions	(475,000)	(240,082)
Cash used for purchase of trademark	(237,500)	-
NET CASH USED IN INVESTING ACTIVITIES	(3,242,588)	(3,232,530)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(2,412,700)	(3,948,667)
Payments of debt issuance costs	-	(90,000)
Purchase of treasury stock	-	(66,242)
Sale of common stock	-	4,698
NET CASH USED IN FINANCING ACTIVITIES	(2,412,700)	(4,100,211)

NET INCREASE IN CASH	486,196	1,797,072

CASH AND CASH EQUIVALENTS - Beginning of year	4,892,379	3,095,307

CASH AND CASH EQUIVALENTS - End of year	$5,378,575	$4,892,379

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION,
EXCLUDING NON-CASH FINANCING AND INVESTING ACTIVITIES:
Cash paid for interest	$2,218,178	$2,391,407

Cash paid for taxes	$588,070	$2,619,464

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Reduction in notes payable for acquisition	$1,300	$-

Notes payable issued in acquisitions	$150,000	$50,000

See the accompanying notes to the consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS OF THE COMPANY AND BASIS OF PRESENTATION

Crystal Rock Holdings, Inc. and Subsidiary (collectively, the “Company”) is engaged in the production, marketing and distribution of bottled water and the distribution of coffee, ancillary products, various other refreshment products as well as office products. The Company operates exclusively as a home and office delivery business, using its own trucks to distribute throughout New England, New York, and New Jersey. In addition, it offers its products for sale over the internet and shipping through third parties.

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

Cash Equivalents – The Company considers all highly liquid temporary cash investments with a maturity of three months or less at date of purchase to be cash equivalents.

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

Goodwill and Other Intangibles – Intangible assets with lives restricted by contractual, legal, or other means are amortized over their useful lives. The Company defines an asset’s useful life as the period over which the asset is expected to contribute to the future cash flows of the entity.  Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The amount of impairment for goodwill and other intangible assets is measured as the excess of their carrying values over their implied fair values.  The Company conducted assessments of the carrying value of its goodwill as of October 31, 2011 and 2010 and determined that goodwill was not impaired.  Other than goodwill, intangible assets consist primarily of customer lists and covenants not to compete, with estimated lives ranging from 3 to 10 years.

Impairment for Long-Lived and Intangible Assets – The Company reviews long-lived assets and certain identifiable intangible assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.  Recoverability is assessed based on estimated undiscounted future cash flows.  As of October 31, 2011 and 2010, the Company believes that there has been no impairment of its long-lived and intangible assets.

Stock-Based Compensation – The Company has two stock-based compensation plans under which incentive and non-qualified stock options and restricted shares may be granted. There have been no grants under these plans since 2005. It also had an Employee Stock Purchase Plan (ESPP) which reached its approved share limit during fiscal year 2010.  The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost is recognized over the period during which an employee is required to provide services in exchange for the award, the requisite service period (usually the vesting period). The Company provides an estimate of forfeitures at initial grant date. This policy had no material impact on the Company’s 2011 and 2010 results of operations since no options were issued or vested during those years.

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

Derivative Financial Instruments - The Company records all derivatives on the balance sheet at fair value. The Company utilizes interest rate swap agreements to hedge variable rate interest payments on its long-term debt.  The interest rate swaps are recognized on the balance sheet at their fair value and are designated as cash flow hedges. Accordingly, the resulting changes in fair value of the Company’s interest rate swaps are recorded as a component of other comprehensive income (loss).  The Company assesses, both at a hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of the related hedged items. Gains and losses that are related to the ineffective portion of a hedge or de-designated hedge are recorded in earnings.

Fair Value of Financial Instruments – The carrying amounts reported in the consolidated balance sheet for cash equivalents, trade receivables, and accounts payable approximate fair value based on the short-term maturity of these instruments.  The carrying value of senior debt approximates its fair value since it provides for variable market interest rates. The Company uses a swap agreement to hedge the interest rates on its senior debt.  The swap agreement is carried at its estimated settlement value.  Subordinated debt is carried at its approximate market value based on periodic comparisons to similar instruments in the market place.

Fair Value Hierarchy - The Company groups its assets and liabilities, generally measured at fair value, in three levels based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine the fair value.

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

Level 3 – Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  Level 3 assets and liabilities include financial instruments whose value is determined using unobservable inputs to pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

The level of fair value hierarchy in which the fair value measurement falls is determined by the lowest level input that is significant to the fair value measurement.

Transfers between levels are recognized at the end of a reporting period, if applicable.

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

Shipping and Handling Costs – The Company distributes its home and office products directly to its customers on its own trucks.  The delivery costs related to the Company’s route system, which are reported under selling, general, and administrative expenses, were approximately $12,879,000 and $12,710,000 for fiscal years 2011 and 2010, respectively.

3.	MERGERS AND ACQUISITIONS

The Company purchased assets from Hartford Stamp, LLC an office products distributor, Timberline Office Supply, Inc. a small engraving company, and Cool Beans, LLC a coffee distributor in fiscal year 2011.  Similarly, it purchased assets in three separate transactions in fiscal year 2010: Frontenac Crystal Springs Water, Inc., New York; Linekin’s Inc. d/b/a Arrowood Spring Water, New York; and Massasoit Distributing, Inc., Massachusetts.  The purchase price paid for the acquisitions for the respective years is as follows:

Fiscal Year 2011	Hartford Stamp	Timberline	Cool Beans	Total
Month Acquired	November	January	February
Cash	$450,000	$25,000	$237,500	$712,500
Issuance of Debt	150,000	-	-	150,000
Purchase Price	$600,000	$25,000	$237,500	$862,500

Fiscal Year 2010	Frontenac	Arrowood	Massasoit	Price Adjustment	Total
Month Acquired	April	April	September
Cash	$39,701	$33,714	$153,694	$12,973	$240,082
Issuance of debt	-	-	50,000	-	50,000
Purchase Price	$39,701	$33,714	$203,694	$12,973	$290,082

Acquisition-related costs (included in selling, general and administrative expenses in the consolidated statements of income) were $12,035 in fiscal year 2011 and $13,325 in 2010.  The price adjustment is related to an acquisition in the previous year.

The allocation of purchase price to the corresponding line item on the financial statements related to these acquisitions for the respective years is as follows:

	2011	2010
Accounts Receivable, net	$-	$3,195
Property and Equipment, net	183,000	36,637
Other Intangible Assets, net	674,500	250,250
Inventories	5,000	-
Purchase Price	$862,500	$290,082

The following table summarizes the pro forma consolidated condensed results of operations (unaudited) of the Company for the fiscal years ended October 31, 2011 and 2010 as though all the acquisitions had been consummated at the beginning of fiscal year 2010.
	2011	2010
Net Sales	$71,609,774	$69,207,966
Net Income	$1,484,341	$4,294,191
Net Income Per Share-Diluted	$.07	$.20
Weighted Average Common Shares Outstanding-Diluted	21,388,681	21,476,760

The operating results of the acquired entities have been included in the accompanying statements of operations since their respective dates of acquisition.

4.	ACCOUNTS RECEIVABLE

The activity in the allowance for doubtful accounts for the years ended October 31, 2011 and 2010 is as follows:

	2011	2010
Balance, beginning of year	$493,610	$435,790
Provision	354,624	351,836
Write-offs	(304,706)	(294,016)
Balance, end of year	$543,528	$493,610

5.	INVENTORIES

Inventories at October 31 consisted of:
	2011	2010
Finished Goods	$2,520,091	$2,265,019
Raw Materials	153,736	183,481
Total Inventories	$2,673,827	$2,448,500

Finished goods inventory consists of products that the Company sells such as, but not limited to, coffee, cups, soft drinks, snack foods, and office products.  Raw material inventory consists primarily of bottle caps.  The amount of raw and bottled water on hand does not represent a material amount of inventory.  The Company estimates that value as of October 31, 2011 and 2010 to be $56,000.  This value includes the cost of allocated overhead.  Bottles are accounted for as fixed assets.

6.	OTHER CURRENT ASSETS

At October 31, the balance of other current assets is itemized as follows:

	2011	2010
Notes Receivable - Current	$14,900	$9,699
Prepaid Insurance	263,119	281,616
Prepaid Property Taxes	192,615	172,498
Prepaid Fees	60,654	59,838
Prepaid Miscellaneous	139,203	24,432
Security Deposits	61,473	74,628
Prepaid Income Taxes	402,694	135,253
Total Other Current Assets	$1,134,658	$757,964

7.	PROPERTY AND EQUIPMENT, NET

Property and equipment at October 31 consisted of:

	Useful Life	2011	2010

Leasehold improvements	Shorter of useful life of	$1,566,079	$1,672,217
	asset or lease term
Machinery and equipment	3 - 10 yrs.	20,512,418	20,444,318
Bottles, racks and vehicles	3 - 7 yrs.	4,772,078	5,369,583
Furniture, fixtures and office equipment	3 - 7 yrs.	2,308,301	2,341,779
Construction in progress		285,272	48,252
Property and equipment before accumulated depreciation		29,444,148	29,876,149
Less accumulated depreciation		21,270,052	20,765,035
Property and equipment, net of accumulated depreciation		$8,174,096	$9,111,114

Depreciation expense for the fiscal years ended October 31, 2011 and 2010 was $3,601,091 and $3,712,381, respectively.

8.	EQUIPMENT RENTAL

The carrying cost of the equipment rented to customers under contract, which is included in property and equipment in the consolidated balance sheets, is calculated as follows:

	2011	2010
Original Cost	$2,635,944	$2,819,133
Accumulated Depreciation	2,040,907	2,106,992
Carrying Cost	$595,037	$712,141

We expect to have revenue of $569,000 from the rental of equipment under contract at the end of the year over the next twelve months. After twelve months customer contracts convert to a month-to month basis.

9.	GOODWILL AND OTHER INTANGIBLE ASSETS

Components of other intangible assets at October 31 consisted of:

	2011			2010
	Gross Carrying Amount	Accumulated Amortization	Wgt. Avg. Amort. Years	Gross Carrying Amount	Accumulated Amortization	Wgt. Avg. Amort. Years
Amortized Intangible Assets:
Covenants Not to Compete	$2,226,488	$1,835,821	3.11	$2,076,488	$1,635,605	3.25
Customer Lists	7,428,733	5,522,370	2.63	7,143,033	4,663,069	3.33
Other Identifiable Intangibles	704,914	213,536	27.87	516,366	205,162	25.07
Total	$10,360,135	$7,571,727		$9,735,887	$6,503,836

Amortization expense for amortizable intangible assets for fiscal years 2011 and 2010, was $1,067,891 and $1,079,746, respectively.

Estimated amortization expense for the next five years is as follows:

Fiscal Year Ending October 31,
2012	$973,000
2013	896,000
2014	482,000
2015	151,000
2016	12,000

An assessment of the carrying value of goodwill was conducted as of October 31, 2011 and 2010.  In both years it was determined that goodwill was not impaired.  There were no changes in the carrying amount of goodwill for the fiscal years ended October 31, 2011 and 2010.

The assessment of the carrying value of goodwill is a two step process. In step one, the fair value of the Company is determined, using a weighted average of three different approaches – quoted stock price (a market approach), value comparisons to publicly traded companies believed to have comparable reporting units (a market approach), and discounted net cash flow (an income approach).  This approach provided a reasonable estimation of the value of the Company and took into consideration the Company’s thinly traded stock and concentrated holdings, market comparable valuations, and expected results of operations. The Company compared the resulting estimated fair value to its equity value as of October 31, 2011 and 2010 and determined there was no impairment of goodwill at those dates. Step two, which involves allocation of the fair value of the Company’s assets and liabilities, was not necessary because impairment was not indicated in step one. The Company is a single reporting unit as it does not have separate management of product lines and shares its sales, purchasing and distribution resources among the lines.

10.	OTHER ASSETS

At October 31, the balance of other assets is itemized as follows:
	2011	2010
Note receivable, unsecured, matured August 8, 2011, interest 0% per annum (net of an allowance for bad debt of $0 in 2011 and $145,259 in 2010)	$-	$9,699
Ownership interests	39,000	39,000
	39,000	48,699
Current portion of note receivable	-	(9,699)
Total other assets	$39,000	$39,000

In 2011, amounts received from the note receivable included a $3,797 recovery of previously reserved amounts.

11.	ACCRUED EXPENSES

Accrued expenses as of October 31 are as follows:

	2011	2010
Payroll and Vacation	$1,542,009	$1,610,436
Interest	432,703	452,202
Health Insurance	428,103	402,059
Accounting and Legal	126,000	151,000
Termination Benefit	137,682	153,407
Miscellaneous	134,254	275,411
Total	$2,800,751	$3,044,515

12.	DEBT

Senior Debt
The Company has a Credit Agreement (the “Agreement”) with Bank of America to provide a senior financing facility consisting of term debt and a revolving line of credit.  Under the Agreement, Bank of America is the Company’s sole senior lender.

The Agreement has a total loan capacity of $20,500,000 and obligates the Company to a $15,500,000 term note and access to a $5,000,000 revolving line of credit. The revolving line of credit can be used for the purchase of fixed assets, to fund acquisitions, to collateralize letters of credit, and for operating capital.  There was no balance on the line of credit but it collateralized a letter of credit of $1,531,000 as of October 31, 2011.  Consequently, as of October 31, 2011, there was $3,469,000 available to borrow from the revolving line of credit.  The revolving line of credit matures on March 30, 2013.

The Agreement amortizes the term note over a five year period with 59 equal monthly installments of $184,500, commencing May 5, 2010, and a final payment of $4,614,500 due at the end of five years. There was $12,179,000 outstanding on the term note as of October 31, 2011.  Also, the Company is subject to various restrictive covenants under the Agreement, and is prohibited from entering into other debt agreements without the bank’s consent.  The Agreement also prohibits the Company from paying dividends without prior consent of the bank.

Under the Agreement, interest is paid at a rate of one-month LIBOR plus a margin of 2.50% for the term note and 2.25% for the revolving line of credit as long as the Company is in compliance with the terms of the Agreement. The Company is required to fix the interest rate on 75% of the outstanding balance of the term note and accomplishes this by entering into interest rate swap agreements.  As of October 31, 2011, the Company had $3,045,000 of the term debt subject to variable interest rates.  The one-month LIBOR was .24% resulting in total variable interest rates of 2.74% and 2.49%, for the term note and the revolving line of credit as of October 31, 2011.

The Agreement requires the Company to be in compliance with certain financial covenants at the end of each fiscal quarter.  The covenants include senior debt service coverage as defined of greater than 1.25 to 1, total debt service coverage as defined of greater than 1 to 1, and senior debt to EBITDA of less than 2.50 to 1.  As of October 31, 2011, the Company was in compliance with these covenants and terms of the Agreement.  Also under the Agreement, the Company is obligated to calculate Consolidated Excess Cash Flow based on its financial results for the fiscal year to determine if additional principal is due on the term note. Based on the results for fiscal year 2011, a $500,000 principal payment is due by February 8, 2012.

Subordinated Debt

As part of the acquisition agreement in 2000 with the former shareholders of Crystal Rock Spring Water Company, the Company issued subordinated notes in the amount of $22,600,000.  The notes have an effective date of October 5, 2000, were for an original term of seven years (subsequently extended to 2015 as part of the Agreement described above) and bear interest at 12% per year.  Scheduled repayments are made quarterly and are interest only for the life of the note unless specified financial targets are met.  In April 2004, the Company repaid $5,000,000 of the outstanding principal.  In April, 2005, the Company repaid an additional $3,600,000 of this principal.

On May 7, 2009, with the mutual consent of the three subordinated debt holders and Bank of America, the Company paid $500,000 to John B. Baker as a payment of principal on his note. Similarly, on September 29, 2010, with the mutual consent of the three subordinated debt holders and Bank of America, the Company paid $500,000 to Peter K. Baker as a payment of principal on his note. As of October 31, 2011 and 2010, the Company had $13,000,000 of subordinated debt outstanding bearing an interest rate of 12%.

The notes are secured by all of the assets of the Company but specifically subordinated, with a separate agreement between the debt holders, to the senior credit facility described above.

Note Payable

In 2010, the Company made an acquisition that resulted in the issuance of a $50,000 note to the seller. The note was paid in 2011. The Company issued another note related to an acquisition for $150,000 in 2011 which it paid in full prior to the end of the year.

Annual Maturities
Annual maturities of debt as of October 31, 2011 are summarized as follows:

	Term	Subordinated	Total
Fiscal year ending October 31,
2012	$2,714,000	$-	$2,714,000
2013	2,214,000	-	2,214,000
2014	2,214,000	-	2,214,000
2015	5,037,000	13,000,000	18,037,000
Total Debt	$12,179,000	$13,000,000	$25,179,000

13.	ON-BALANCE SHEET DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Derivative Financial Instruments
The Company has stand-alone derivative financial instruments in the form of interest rate swap agreements, which derive their value from underlying interest rates. These transactions involve both credit and market risk.  The notional amount is an amount on which calculations, payments, and the value of the derivative are based.  The notional amount does not represent direct credit exposure.  Direct credit exposure is limited to the net difference between the calculated amount to be received and paid, if any. Such difference, which represents the fair value of the derivative instrument, is reflected on the Company’s consolidated balance sheet as an unrealized gain or loss on derivatives.

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

On April 5, 2010, in conjunction with the Agreement, the Company entered into an interest rate swap agreement (offsetting swap) to offset the old swap for which it receives 1.40% of the scheduled balance of the old term loan. The offsetting swap effectively removed any exposure to change in the fair value of the old swap and set a fixed net payment schedule based on the scheduled balance of the old term loan until January 2014 when both swaps mature.   In addition, the Company entered into a swap agreement (new swap) to fix the interest rate of 75% of the outstanding balance of the new term note at 4.26% (2.01% plus the applicable margin, 2.50%) maturing May 2015.

As of October 31, 2011, the total notional amount committed to the new swap agreement was $9,134,000.  On that date, the variable rate on the remaining 25% of the term note ($3,045,000) was 2.74%.  This agreement provided for a monthly settlement in which the Company would make or receive payments at a variable rate determined by a specified index (one-month LIBOR) in exchange for making payments at a fixed rate of 4.26%.

At October 31, 2011 and 2010, the net unrealized loss relating to interest rate swaps was recorded in current liabilities.  For the effective portion of the hedges, which is the new swap, changes in the fair value of interest rate swaps designated as hedging instruments to mitigate the variability of cash flows associated with long-term debt are reported in other comprehensive income or loss net of tax effects.    The new swap is effective for the years ending October 31, 2011 and 2010. The old swap, which had the credit agreement with Bank America underlying at the time, was effective for fiscal 2010 through the date of the Agreement (April 5, 2010).  The amounts relating to the old swap previously reflected in accumulated other comprehensive income is amortized to earnings over the remaining term of the undesignated cash flow hedge.  Payments on the old swap, and receipt of income on the offsetting swap, are now reported as gain or loss on derivatives and an adjustment to other comprehensive income or loss net of tax effects.

The table below details the adjustments to other comprehensive income, on a before-tax and net-of tax basis, for the fiscal years ended October 31, 2011 and 2010.

	Before-Tax	Tax Benefit	Net-of-Tax
Year Ended October 31, 2010
Loss on interest rate swap	$(446,328)	$174,915	$(271,413)
Amortization of loss on derivative undesignated as cash flow hedge	176,508	(71,662)	104,846
Reclassification adjustment for loss in income	230,020	(92,008)	138,012
Net unrealized loss	$(39,800)	$11,245	$(28,555)
Year Ended October 31, 2011
Loss on interest rate swap	$(262,172)	$102,247	$(159,925)
Amortization of loss on derivative undesignated as cash flow hedge	236,124	(92,089)	144,035
Reclassification adjustment for loss in income	405,201	(158,028)	247,173
Net unrealized gain	$379,153	$(147,870)	$231,283

The reclassification adjustments of $405,201 and $230,020 represent interest the Company paid in excess of the amount that would have been paid without the interest rate swap agreement during the years ended October 31, 2011 and 2010, respectively. These amounts were reclassified from accumulated other comprehensive loss and recorded in consolidated statements of income as interest expense.  No other material amounts were reclassified during the years ended October 31, 2011 and 2010.

In the year ended October 31, 2011 the fair value of the swaps changed from an unrealized loss on derivative liability at the beginning of the period of $782,300 to $408,203.  Also, as of that date, the estimated net amount of the existing loss that is reported in accumulated other comprehensive loss that is expected to be reclassified into earnings within the next twelve months is $151,542.

Derivatives designated as hedging instruments include interest rate swaps classified as liabilities on the Company’s balance sheet with a fair value of $199,236 and $342,266 at October 31, 2011 and 2010, respectively. Derivatives not designated as hedging instruments include interest rate swaps classified as liabilities on the Company’s balance sheet with a fair value of $208,967 and $440,034 at October 31, 2011 and 2010, respectively. During 2010, the Company de-designated an interest rate swap as a cash flow hedge and is amortizing the loss at the time of de-designation out of accumulated other comprehensive loss and into loss on derivatives over the remaining term of the hedged debt.  During 2011 and 2010, cash flow hedges are deemed 100% effective.  The net loss on interest rate swaps not designated as cash flow hedges, classified as loss on derivatives on the Company’s consolidated statements of income, amounted to $5,057 and $17,027 for the years endings October 31, 2011 and 2010, respectively.

14.	FAIR VALUES OF ASSETS AND LIABILITIES

Fair Value Hierarchy
The Company’s assets and liabilities measured at fair value are as follows:

	Level 1	Level 2	Level 3
Liabilities:
October 31, 2011
Unrealized loss on derivatives	$-	$408,203	$-

October 31, 2010
Unrealized loss on derivatives	$-	$782,300	$-

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

15.	COMMITMENTS AND CONTINGENCIES

Operating Leases
The Company’s operating leases consist of trucks, office equipment and rental property.

Future minimum rental payments, including related party leases described below, over the terms of various lease contracts are approximately as follows:

Fiscal Year Ending October 31,
2012	$3,457,000
2013	3,161,000
2014	2,383,000
2015	1,811,000
2016	1,480,000
Thereafter	1,550,000
Total	$13,842,000

Rent expense was $3,675,000 and $3,645,000 for the fiscal years ended October 31, 2011 and 2010, respectively.

16.	STOCK BASED COMPENSATION

Stock Option and Incentive Plans
In April 1998, the Company’s shareholders approved the 1998 Incentive and Non Statutory Stock Option Plan (the “1998 Plan”).  In April 2003, the Company’s shareholders approved an increase in the authorized number of shares to be issued under the 1998 Plan from 1,500,000 to 2,000,000.  This plan provides for issuance of options to purchase up to 2,000,000 options to purchase the Company’s common stock under the administration of the compensation committee of the Board of Directors.  The intent of this plan is to issue options to officers, employees, directors, and other individuals providing services to the Company.  Of the total amount of shares authorized under this plan, 135,500 option shares are outstanding and 1,864,500 option shares are available for grant at October 31, 2011.

In April 2004, the Company’s shareholders approved the 2004 Stock Incentive Plan (the “2004 Plan”).  This plan provides for issuances of awards of up to 250,000 of the Company’s common stock in the form of restricted or unrestricted shares, or incentive or non-statutory stock options for the purchase of the Company’s common stock. Of the total amount of shares authorized under this plan, 149,000 option shares are outstanding, 26,000 restricted shares have been granted, and 75,000 shares are available for grant at October 31, 2011.

All incentive and non-qualified stock option grants had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table summarizes the activity related to stock options and outstanding stock option balances during the last two fiscal years:

	Outstanding Options (Shares)	Weighted Average Exercise Price
Balance at October 31, 2009	574,500	$2.91
Expired	(270,000)	3.22
Balance at October 31, 2010	304,500	2.63
Expired	(20,000)	3.47
Balance at October 31, 2011	284,500	2.57

In 2011 and 2010, the 20,000 and 270,000 respective options that expired were originally issued from the 1998 Plan.

The total shares available for grant under all plans are 1,939,500 at October 31, 2011.

The following table summarizes information pertaining to outstanding stock options, all of which are exercisable, as of October 31, 2011:

Exercise Price Range	Outstanding Options (Shares)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value
$1.80 - $2.60	234,500	3.24	$2.32	$-
$2.81 - $3.38	20,000	2.04	3.28	-
$3.50 - $4.25	25,000	.63	3.90	-
$4.28 - $4.98	5,000	.17	4.98	-
	284,500	2.87	$2.57	$-

All of the outstanding options as of October 31, 2011 and 2010 were vested.

Outstanding options were granted with lives of 10 years and provide for vesting over a term of 5 years.

Employee Stock Purchase Plan (ESPP)

The Company maintained an ESPP, under which, as originally approved, 500,000 shares of common stock were reserved for issuance. On March 29, 2007 the Company’s stockholders approved an increase in the number of shares available under the plan from 500,000 to 650,000 shares.  The ESPP enabled eligible employees to subscribe, through payroll deductions, to purchase shares of the Company's common stock at a purchase price equal to 95% of the fair market value on the last day of the payroll payment period.  During the fiscal year ended October 31, 2010 the plan reached its limit of 650,000 shares as 8,242 shares were issued for proceeds of $4,698.

17.	REPURCHASE OF COMMON STOCK

In January 2006, the Company’s Board of Directors approved the purchase of up to 250,000 of the Company’s common shares at the discretion of management.  In May 2008, the Company’s Board of Directors approved the purchase of up to an additional 250,000 of the Company’s common shares at the discretion of management. In fiscal year 2010 the Company purchased an additional 92,000 for an aggregate purchase price of $66,242.  The purchase brought the total shares purchased since the inception of the plan to the limit of 500,000. Total proceeds used to purchase the stock were $605,697.  The Company has used internally generated cash to fund these purchases.  There were no shares purchased in fiscal year 2011.

18.	LEGAL SETTLEMENT

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

In July 2009 the Company entered into settlement agreements with some of the defendants in the lawsuit and settled the case in part.  On May 6, 2010, the Company reached a settlement with all of the remaining defendants in the action.  Pursuant to the 2010 settlement, mutual releases were executed, the Company received a one-time payment of $3.5 million and the case concluded.  The payment is included in miscellaneous income in the Company’s fiscal year ended 2010 consolidated statement of income.

19.	INCOME TAXES

The following is the composition of income tax expense:

	2011	2010
Current:
Federal	$189,581	$2,139,787
State	129,026	433,539
Total current	318,607	2,573,326

Deferred:
Federal	403,678	301,468
State	47,492	35,466
Total deferred	451,170	336,934
Total income tax expense	$769,777	$2,910,260

Deferred tax assets (liabilities) at October 31, 2011 and 2010, are as follows:

	2011	2010
Deferred tax assets:
Allowance for doubtful accounts	$206,541	$187,572
Accrued compensation	158,832	196,690
Accrued liabilities and reserves	62,694	132,127
Interest rate swaps	142,075	287,973
Capital loss carry forward	81,959	81,959
Subtotal	652,101	886,321
Valuation allowance	(81,959)	(81,959)
Total deferred tax assets	570,142	804,362

Deferred tax liabilities:
Depreciation	(1,876,559)	(1,754,815)
Amortization	(2,532,034)	(2,290,930)
Total deferred tax liabilities	(4,408,593)	(4,045,745)

Net deferred tax liability	$(3,838,451)	$(3,241,383)

The Company established a valuation allowance of $81,959 for both 2011 and 2010 related to the capital loss carry forward deferred tax asset.

Income tax expense differs from the amount computed by applying the statutory tax rate to net income before income tax expense as follows:

	2011	2010
Income tax expense computed at the statutory rate	$766,803	$2,436,603
State income taxes, net of federal benefit	116,502	309,543
Other differences	(113,528)	164,114
Income tax expense	$769,777	$2,910,260

In fiscal year 2010, the Company recognized an increase to tax liability for uncertain tax positions of $137,000 related to a state income tax position taken in prior years and $11,000 of potential interest and penalty on another position taken.  This reserve was reversed in fiscal year 2011 as a result of a favorable final ruling on appeal of the position.

During fiscal year 2010, the Internal Revenue Service completed an examination of the Company’s federal income tax returns through tax years ended October 31, 2008.  The results of the examination did not have a material effect on the Company’s unrecognized tax benefits, financial condition or results of operations.  The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. Generally, the Company is no longer subject to U.S. federal, state and local tax examinations by tax authorities for years before October 31, 2007.

A reconciliation of the beginning and ending amount of unrecognized tax benefits including interest and penalties is as follows:

Balance at November 1, 2009	$52,000
Increases related to current year tax positions	-
Increases related to the prior year tax positions	148,000
Decreases related to prior year tax positions	-
Settlements	(23,000)
Expiration of Statutes	-
Balance at October 31, 2010	$177,000
Increases related to current year tax positions	-
Increases related to the prior year tax positions	9,000
Decreases related to prior year tax positions	-
Settlements	(145,000)
Expiration of Statutes	-
Balance at October 31, 2011	$41,000

The Company recognizes interest and penalties related to the unrecognized tax benefits in tax expense.  During the year ended October 31, 2011 the Company reduced its accrued interest and penalties by $29,000. In the year ended October 31, 2010, it recognized $35,000 of interest and penalties. The Company had approximately $41,000 and $70,000 of interest and penalties accrued at October 31, 2011 and 2010, respectively.

20.	NET INCOME PER SHARE AND WEIGHTED AVERAGE SHARES

The following calculation provides the reconciliation of the denominators used in the calculation of basic and fully diluted earnings per share:
	2011	2010
Net Income	$1,485,526	$4,256,221
Denominator:
Basic Weighted Average Shares Outstanding	21,388,681	21,476,760
Effect of Stock Options	_ -	_ -
Diluted Weighted Average Shares Outstanding	21,388,681	21,476,760

Basic Net Income Per Share	$.07	$.20

Diluted Net Income Per Share	$.07	$.20

There were 284,500 and 304,500 options outstanding for the years ended October 31, 2011 and 2010, respectively, that were not included in the dilution calculation because the options’ exercise price exceeded the market price of the underlying common shares.

21.	RETIREMENT PLAN

The Company has a defined contribution plan which meets the requirements of Section 401(k) of the Internal Revenue Code. All employees of the Company who are at least twenty-one years of age are eligible to participate in the plan. The plan allows employees to defer a portion of their salary on a pre-tax basis and the Company contributes 25% of amounts contributed by employees up to 6% of their salary. Company contributions to the plan amounted to $121,000, and $98,000, for the fiscal years ended October 31, 2011 and 2010, respectively.

22.	RELATED PARTY TRANSACTIONS

Directors and Officers
The Baker family group, consisting of four current directors Henry Baker (Chairman Emeritus), Peter Baker (CEO), John Baker (Executive Vice President) and Ross Rapaport (Chairman), as trustee, together own a majority of our common stock.  In addition, in connection with the acquisition of Crystal Rock Spring Water Company in 2000, we issued members of the Baker family group 12% subordinated promissory notes secured by all of our assets.  The balance on these notes as of October 31, 2011 is $13,000,000.

Henry Baker is employed by the Company as an at-will employee at the discretion of management. Mr. Baker’s sons, John Baker and Peter Baker, have employment contracts with the Company through December 31, 2012.  They are also directors. The two contracts entitle the respective shareholders to annual compensation of $320,000 each and other bonuses and perquisites.

The Company leases a 67,000 square foot facility in Watertown, Connecticut and a 22,000 square foot facility in Stamford, Connecticut from a Baker family trust.  The lease in Watertown expires in October 2016.  On September 30, 2010 the Company finalized an amendment to its existing lease in Stamford which extended that lease to September 2020.

Future minimum rental payments under these leases are as follows:

Fiscal year ending October 31,	Stamford	Watertown	Total
2012	$248,400	$452,250	$700,650
2013	248,400	461,295	709,695
2014	248,400	461,295	709,695
2015	248,400	470,521	718,921
2016	*248,400	470,521	718,921
2017	*248,400	-	248,400
2018	*248,400	-	248,400
2019	*248,400	-	248,400
2020	*227,700	-	227,700
Totals	$2,214,900	$2,315,882	$4,530,782
* Rent negotiable, assumes rate of first five years.

The Company’s Chairman of the Board, Ross S. Rapaport, who also acts as Trustee in various Baker family trusts is employed by McElroy, Deutsch, Mulvaney & Carpenter LLP (formerly Pepe & Hazard, LLP) a business law firm that the Company uses from time to time.  During fiscal 2011 and 2010 the Company paid approximately $58,000 and $102,000, respectively, for services provided by McElroy, Deutsch, Mulvaney & Carpenter LLP.

In June 2010 the compensation committee approved a payment of $45,000 to Mr. Rapaport for work normally not required by his duties as chair of the Board. Payment of this amount was made in July 2010.

22.           CONCENTRATION OF CREDIT RISK

The Company maintains its cash accounts at various financial institutions in non-interest bearing accounts.  Effective December 31, 2010 the Dodd-Frank Act fully insures non-interest bearing transaction accounts through January 31, 2013.   Effective after that date accounts will be covered to $100,000 by the basic limit on federal deposit insurance.

23.           RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-08, Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment.  This ASU is intended to reduce the complexity and cost of performing an evaluation of impairment of goodwill.  Under the new guidance,  an entity will have the option of first assessing qualitative factors (events and circumstances) to determine whether it is more likely than not (meaning a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount.  If, after considering all relevant events and circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test will be unnecessary.  The amendments will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income.  This ASU amends the disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in stockholder’s equity.  Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The changes are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, which will be fiscal 2013 for the Company.  Early application is permitted. There will be no impact to the consolidated financial results as the amendments relate only to changes in financial statement presentation.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820). The ASU provides amendments to achieve common fair value measurements and disclosure requirements in United States Generally Accepted Accounting Principles (“U.S. GAAP”) and International Financial Reporting Standards. The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the amendments do not result in a change in the application of the requirements for fair value measurements. The amendments (i) clarify the Board’s intent that the highest and best use concept for fair value measurement are only relevant in measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets and liabilities, (ii) include requirements for the measurement of fair value for instruments classified in shareholders’ equity, and (iii) clarifies that an entity should disclose quantitative information about unobservable inputs used in the fair value measurement that is categorized within Level 3 of the fair value hierarchy. The amendments also contain (i) provisions that permit fair value measurement on a net asset or liability position as opposed to on a gross basis if the reporting entity manages its financial instruments on a net exposure basis, (ii) clarifies that the application of a premium or discount in fair value measurements is related to the unit of account for the asset or liability being measured at fair value, and (iii) provides additional disclosure requirements for fair value measurements categorized within Level 3 of the fair value hierarchy. The amendments are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011, which is fiscal 2012 for the Company. Early application is not permitted for the Company. The Company is currently evaluating the effect, if any, the adoption of this amended guidance may have on its consolidated financial statements, however, the Company does not expect it to have a material effect on its fair value measurements or disclosures.

In December 2010, the FASB issued an update to accounting guidance for business combinations related to the disclosure of supplementary pro forma information. Accounting guidance for business combinations requires a public entity to disclose pro forma revenue and earnings for the combined entity as though the combination occurred at the beginning of the reporting period. This update clarifies that if a public entity presents comparative financial statements, the pro forma information for all business combinations occurring during the current year should be reported as though the combination occurred at the beginning of the prior annual reporting period. This update also expands the disclosure requirement to include the nature and amount of pro forma adjustments made to arrive at the disclosed pro forma revenue and earnings. This update is effective for business combinations for which the acquisition date is on or after annual reporting periods beginning after December 15, 2010, which will be fiscal 2012 for the Company. The effect of adoption will depend primarily on the Company’s acquisitions occurring after such date, if any.

24.           SUBSEQUENT EVENTS

The Company entered into a lease to acquire vehicles in the normal course of its business. The vehicles were delivered in December 2011 and monthly payments of $29,000 commence on December 30, 2011.  The lease terms runs until November 30, 2017.