Form 10-Q
period 2012-01-31
Crystal Rock Holdings, Inc.
filed 2012-03-16
CIK 1123316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2012
OR
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
Yes ___                                                      No   X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Shares outstanding at

Class	Shares outstanding at
Common Stock, $.001 Par Value	March 9, 2012
21,388,681

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	October 31,
	2012	2011
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,516,281	$5,378,575
Accounts receivable - net	7,619,023	7,801,811
Inventories	2,694,225	2,673,827
Current portion of deferred tax asset	570,142	570,142
Other current assets	893,403	1,134,658

TOTAL CURRENT ASSETS	16,293,074	17,559,013

PROPERTY AND EQUIPMENT - net	8,064,605	8,174,096

OTHER ASSETS:
Goodwill	32,123,294	32,123,294
Other intangible assets - net	2,546,255	2,788,408
Other assets	39,000	39,000

TOTAL OTHER ASSETS	34,708,549	34,950,702

TOTAL ASSETS	$59,066,228	$60,683,811

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long term debt	$2,714,000	$2,714,000
Accounts payable	2,229,258	2,598,627
Accrued expenses	2,303,866	2,800,751
Current portion of customer deposits	640,794	662,704
Current portion of unrealized loss on derivatives	140,173	142,558
TOTAL CURRENT LIABILITIES	8,028,091	8,918,640

Long term debt, less current portion	8,911,500	9,465,000
Deferred tax liability	4,408,593	4,408,593
Subordinated debt	13,000,000	13,000,000
Customer deposits	2,428,693	2,515,772
Long term portion of unrealized loss on derivatives	192,090	265,645

TOTAL LIABILITIES	36,968,967	38,573,650

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock - $.001 par value, 50,000,000 authorized shares.
21,960,229 issued and 21,388,681 outstanding shares as of
January 31, 2012 and October 31, 2011	21,960	21,960
Additional paid in capital	58,462,497	58,462,497
Treasury stock, at cost, 571,548 shares as of January 31, 2012
and October 31, 2011	(870,391)	(870,391)
Accumulated deficit	(35,312,187)	(35,257,887)
Accumulated other comprehensive loss, net of tax	(204,618)	(246,018)
TOTAL STOCKHOLDERS' EQUITY	22,097,261	22,110,161

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$59,066,228	$60,683,811

See the notes to the condensed consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended January 31,
	2012	2011
	(Unaudited)

NET SALES	$17,234,064	$17,130,092

COST OF GOODS SOLD	8,626,834	8,342,895

GROSS PROFIT	8,607,230	8,787,197

OPERATING EXPENSES:
Selling, general and administrative expenses	7,648,482	7,540,590
Advertising expenses	323,323	392,956
Amortization	236,153	281,367
Gain on disposal of property and equipment	(27,749)	(3,924)

TOTAL OPERATING EXPENSES	8,180,209	8,210,989

INCOME FROM OPERATIONS	427,021	576,208

OTHER EXPENSE:
Interest expense	537,601	583,764
(Gain) on derivatives	(6,941)	(7,760)
TOTAL OTHER EXPENSE, NET	530,660	576,004

(LOSS) INCOME BEFORE INCOME TAX (BENEFIT) EXPENSE	(103,639)	204

INCOME TAX (BENEFIT) EXPENSE	(49,339)	84

NET (LOSS) INCOME	$(54,300)	$120

NET (LOSS) INCOME PER SHARE - BASIC	$0.00	$0.00

NET (LOSS) INCOME PER SHARE - DILUTED	$0.00	$0.00

WEIGHTED AVERAGE SHARES USED IN COMPUTATION - BASIC	21,388,681	21,388,681
WEIGHTED AVERAGE SHARES USED IN COMPUTATION - DILUTED	21,388,681	21,388,681

See the notes to the condensed consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended January 31,
	2012	2011
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(54,300)	$120
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	892,898	916,286
Provision for bad debts on accounts receivable	68,306	84,655
Amortization	236,153	281,367
Non cash interest expense	12,000	12,951
Gain on derivatives	(6,941)	(7,760)
Gain loss on disposal of property and equipment	(27,749)	(3,924)
Changes in assets and liabilities:
Accounts receivable	114,482	(148,468)
Inventories	(20,398)	(195,641)
Other current assets	213,656	(144,180)
Accounts payable	(369,369)	(59,387)
Accrued expenses	(496,885)	(489,686)
Customer deposits	(108,989)	(137,473)
NET CASH PROVIDED BY OPERATING ACTIVITIES	452,864	108,860

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(806,909)	(584,414)
Proceeds from sale of property and equipment	52,251	4,142
Cash used for acquisitions	(7,000)	(450,000)
NET CASH USED IN INVESTING ACTIVITIES	(761,658)	(1,030,272)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long term debt	(553,500)	(602,200)
NET CASH USED IN FINANCING ACTIVITIES	(553,500)	(602,200)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(862,294)	(1,523,612)

CASH AND CASH EQUIVALENTS - beginning of period	5,378,575	4,892,379

CASH AND CASH EQUIVALENTS - end of period	$4,516,281	$3,368,767

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest	$529,256	$577,974

Cash (received) paid for income taxes	$(212,730)	$163,250

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Reduction in notes payable for acquisition	$-	$1,300

Notes payable issued in acquisitions	$-	$150,000

See the notes to the condensed consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the condensed consolidated financial position, results of operations, and cash flows for the periods presented.  The results have been determined on the basis of generally accepted accounting principles and practices of the United States of America (“GAAP”), applied consistently with the Annual Report on Form 10-K of Crystal Rock Holdings, Inc. (the “Company”) for the year ended October 31, 2011.

Certain information and footnote disclosures normally included in audited consolidated financial statements presented in accordance with GAAP have been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2011.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

The financial statements herewith reflect the consolidated operations and financial condition of Crystal Rock Holdings, Inc. and its wholly owned subsidiary Crystal Rock LLC.

2.           GOODWILL AND OTHER INTANGIBLE ASSETS

Major components of intangible assets consisted of:
	January 31, 2012			October 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Wgt. Avg. Amort. Years	Gross Carrying Amount	Accumulated Amortization	Wgt. Avg. Amort. Years
Amortized Intangible Assets:
Covenants Not to Compete	$2,226,488	$1,870,488	2.88	$2,226,488	$1,835,821	3.11
Customer Lists	7,434,733	5,720,773	2.41	7,428,733	5,522,370	2.63
Other Identifiable Intangibles	692,914	216,619	27.63	704,914	213,536	27.87
Total	$10,354,135	$7,807,880		$10,360,135	$7,571,727

Amortization expense for the three month periods ending January 31, 2012 and 2011 was $236,153 and $281,367, respectively.  There were no changes in the carrying amount of goodwill for the three month periods ending January 31, 2012 and 2011.

3.           DEBT

The Company and its subsidiary have a Credit Agreement with Bank of America to (the “Agreement”) provide a senior financing facility consisting of term debt and a revolving line of credit.  Under the Agreement, Bank of America is the Company’s sole senior lender.

The Agreement has a total loan capacity of $20,500,000 and obligates the Company to a $15,500,000 term note and access to a $5,000,000 revolving line of credit. The revolving line of credit can be used for the purchase of fixed assets, to fund acquisitions, to collateralize letters of credit, and for operating capital.  There was no balance on the line of credit but it collateralized a letter of credit of $1,531,000 as of January 31, 2012.  Consequently, as of that date, there was $3,469,000 available to borrow from the revolving line of credit. There was $11,625,500 outstanding on the term note as of January 31, 2012.

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

Under the Agreement, interest is paid at a rate of one-month LIBOR plus a margin based on the achievement of a specified leverage ratio.  As of January 31, 2012, the margin was 2.50% for the term note and 2.25% for the revolving line of credit. The Company is required to fix the interest rate on 75% of the outstanding balance of the term note and accomplishes this by entering into interest rate swap agreements.  As of January 31, 2012, the Company had $2,906,000 of the term debt subject to variable interest rates.  The one-month LIBOR was .26% on the last business day of January 2012 resulting in total variable interest rates of 2.76% and 2.51%, for the term note and the revolving line of credit, respectively, as of January 31, 2012.

The Agreement requires the Company to be in compliance with certain financial covenants at the end of each fiscal quarter.  The covenants include senior debt service coverage as defined of greater than 1.25 to 1, total debt service coverage as defined of greater than 1 to 1, and senior debt to EBITDA of greater than 2.50 to 1.  As of January 31, 2012, the Company was in compliance with these covenants and terms of the Agreement.  Also under the Agreement, the Company is obligated to calculate Consolidated Excess Cash Flow based on its financial results for each fiscal year to determine if additional principal is due on the term note. Based on the results of the calculation for fiscal year 2011, a $500,000 principal payment was paid February 6, 2012.

In addition to the senior debt, as of January 31, 2012 the Company has subordinated debt owed to Henry, Peter and Jack Baker in the aggregate principal amount of $13,000,000 that is due October 5, 2015.  The interest rate on each of these notes is 12% per annum.

In November 2010, The Company made an acquisition that resulted in the issuance of a $150,000 note to the seller. The note was paid in full in February 2011.

4.           INVENTORIES

Inventories consisted of the following at:

	January 31,	October 31,
	2012	2011
Finished Goods	$2,524,225	$2,520,091
Raw Materials	170,000	153,736
Total Inventories	$2,694,225	$2,673,827

Finished goods inventory consists of products that the Company sells such as, but not limited to, coffee, cups, soft drinks, and snack foods.  Raw material inventory consists primarily of bottle caps.  The amount of raw and bottled water on hand does not represent a material amount of inventory.  The Company estimates that value as of January 31, 2012 and October 31, 2011 to be $57,000 and $56,000, respectively.  This value includes the cost of allocated overhead.  Bottles are accounted for as fixed assets.

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

In conjunction with its Credit Agreement with Bank of America, on April 5, 2010, the Company entered into an interest rate swap agreement (offsetting swap) to offset the old swap for which it receives 1.40% of the scheduled balance of the old term loan. The offsetting swap effectively removed any exposure to change in the fair value of the old swap and set a fixed net payment schedule based on the scheduled balance of the old term loan until January 2014 when both swaps mature.   In addition, the Company entered into a swap agreement (new swap) to fix the interest rate of 75% of the outstanding balance of the term note at 4.51% (2.01% plus the applicable margin, 2.50%).  The term note matures in May 2015 and swap matures in April 2013.

As of January 31, 2012, the total notional amount of the new swap agreement was $8,719,000.  On that date, the variable rate on the remaining 25% of the term note ($2,906,000) was 2.76%.  This agreement provided for a monthly settlement in which the Company would make or receive payments at a variable rate determined by a specified index (one-month LIBOR) in exchange for making payments at a fixed rate of 4.51%.

At January 31, 2012 and 2011, the net unrealized loss relating to interest rate swaps was recorded in current and long term liabilities.  The current portion is the valuation of the hedged instrument over the next twelve months while the balance of the unrealized loss makes up the long term portion.  For the effective portion of the hedges, which is the new swap, changes in the fair value of interest rate swaps designated as hedging instruments to mitigate the variability of cash flows associated with long-term debt are reported in other comprehensive income or loss net of tax effects. The new swap was effective in the first quarters of fiscal years 2012 and 2011. The amounts relating to the old swap previously reflected in accumulated other comprehensive income are amortized to earnings over the remaining term of the undesignated cash flow hedge.  Payments on the old swap, and receipt of income on the offsetting swap, are reported as gain or loss on derivatives and an adjustment to other comprehensive income or loss net of tax effects.

The table below details the adjustments to other comprehensive income (loss), on a before-tax and net-of tax basis, for the fiscal quarters ended January 31, 2012 and 2011.
	Before-Tax	Tax Benefit	Net-of-Tax
Three Months Ended January 31, 2011
Loss on interest rate swap	$(24,173)	$9,448	$(14,725)
Amortization of loss on derivative undesignated as cash flow hedge	59,031	(23,076)	35,955
Reclassification adjustment for loss in income	114,267	(44,668)	69,599
Net unrealized gain	$149,125	$(58,296)	$90,829
Three Months Ended January 31, 2012
Loss on interest rate swap	$(50,450)	$(20,180)	$(30,270)
Amortization of loss on derivative undesignated as cash flow hedge	37,885	15,153	22,732
Reclassification adjustment for loss in income	81,564	32,626	48,938
Net unrealized gain	$68,999	$(27,599)	$41,400

The reclassification adjustments of $81,564 and $114,267 represent interest the Company paid in excess of the amount that would have been paid without the interest rate swap agreement during the quarters ended January 31, 2012 and 2011, respectively. These amounts were reclassified from accumulated other comprehensive loss and recorded in consolidated statements of operations as interest expense.  No other material amounts were reclassified during the quarters ended January 31, 2012 and 2011.

In the quarter ended January 31, 2012 the fair value of the swaps changed from an unrealized loss on derivative liability at the beginning of the period of $408,203 to $332,263. Also, as of that date, the estimated net amount of the existing loss that is reported in accumulated other comprehensive income that is expected to be reclassified into earnings within the next twelve months is $130,396.

Derivatives designated as hedging instruments include interest rate swaps classified as liabilities on the Company’s balance sheet with a fair value of $168,122 at January 31, 2012 and $199,236 at October 31, 2011. Derivatives not designated as hedging instruments include interest rate swaps classified as liabilities on the Company’s balance sheet with a fair value of $164,141 at January 31, 2012 and $208,967 at October 31, 2011. During the first quarter of fiscal years 2012 and 2011, cash flow hedges are deemed 100% effective.  The net gain on interest rate swaps not designated as cash flow hedges, classified as a gain on derivatives on the Company’s statements of operations, amounted to $6,941 and $7,760 for the quarters ending January 31, 2012 and 2011.

6.           FAIR VALUES OF ASSETS AND LIABILITIES

Fair Value Hierarchy
The Company’s assets and liabilities measured at fair value are as follows:

	Level 1	Level 2	Level 3
Liabilities:
January 31, 2012
Unrealized loss on derivatives	$-	$332,263	$-

October 31, 2011
Unrealized loss on derivatives	$-	$408,203	$-

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

7.           COMPREHENSIVE INCOME (LOSS)

The following table summarizes comprehensive income (loss) for the respective periods:

	Three Months Ended January 31,
	2012	2011
Net income (loss)	$(54,300)	$120
Other comprehensive income (loss):
Amortization of loss on derivative undesignated as cash flow hedge – net of tax	22,732	35,955
Unrealized gain on derivatives designated as cash flow hedges – net of tax	18,668	54,874
Comprehensive income (loss)	$(12,900)	$90,949

8.           INCOME (LOSS) PER SHARE AND WEIGHTED AVERAGE SHARES

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

	Three Months Ended January 31,
	2012	2011
Net Income (Loss)	$(54,300)	$120
Denominator:
Basic Weighted Average Shares Outstanding	21,388,681	21,388,681
Dilutive effect of Stock Options	-	-
Diluted Weighted Average Shares Outstanding	21,388,681	21,388,681
Basic Income (Loss) Per Share	$.00	$.00
Diluted Income (Loss) Per Share	$.00	$.00

There were 269,500 and 299,500 options outstanding as of January 31, 2012 and 2011, respectively.  For the three month period ended January 31, 2012 and 2011 there were no options used to calculate the effect of dilution because all of the outstanding options’ exercise prices exceeded the market price of the underlying common shares and were therefore considered anti-dilutive.

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

The Company has stock-based compensation plans under which incentive and non-qualified stock options and restricted shares are granted.  In April 1998, the Company’s stockholders approved the 1998 Incentive and Non-Statutory Stock Option Plan.  In April 2003, the Company’s stockholders approved an increase in the authorized number of shares to be issued under its 1998 Incentive and Non-Statutory Stock Option Plan from 1,500,000 to 2,000,000.  This plan provides for issuances of options to purchase the Company’s common stock under the administration of the compensation committee of the Board of Directors.  The intent of the plan is to reward options to officers, employees, directors, and other individuals providing services to the Company.  As of January 31, 2012, there were 1,879,500 shares available for grant and 120,500 options outstanding.

In April 2004, the Company’s stockholders approved the 2004 Stock Incentive Plan.  The plan provides for issuances of awards of up to 250,000 restricted or unrestricted shares of the Company’s common stock, or incentive or non-statutory stock options to purchase such common stock. Of the total amount of shares authorized under this plan, 149,000 options are outstanding, 26,000 restricted shares have been granted, and 75,000 shares are available for grant at January 31, 2012.

The options issued under the plans generally vest in periods up to five years based on the continuous service of the recipient and have 10 year contractual terms.  Share awards generally vest over one year.  Option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the plans).

There were three options, for a total of 15,000 shares that expired in the first three months of 2012 and an option for 5,000 shares that expired in the first three months of fiscal year of 2011.  Other than the expirations, there was no activity related to stock options and outstanding stock option balances or other equity based compensation during the three month period ended January 31, 2012 and 2011.  The Company did not grant any equity based compensation during the three months ended January 31, 2012 and 2011.

The following table summarizes information pertaining to outstanding stock options, all of which are exercisable, as of January 31, 2012:

Exercise Price Range	Outstanding Options (Shares)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value as of January 31, 2012
$1.80 - $2.60	234,500	3.0	$2.32	$-
$2.81 - $3.38	20,000	1.8	3.28	-
$3.50 - $4.25	15,000	.8	4.07	-
	269,500	2.8	$2.48	$-

Outstanding options were granted with lives of 10 years and provide for vesting over a term of 0-5 years.  Since all outstanding stock options were fully vested as of January 31, 2012 there was no unrecognized share based compensation related to unvested options as of that date.  All incentive and non-qualified stock option grants had an exercise price equal to the market value of the underlying common stock on the date of grant.

10.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) that provides amendments for disclosures about offsetting assets and liabilities. The amendments require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The amendments are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Disclosures required by the amendments should be provided retrospectively for all comparative periods presented.   For the Company, the amendment is effective for fiscal year 2014. The Company is currently evaluating the impact these amendments may have on its disclosures.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment.  This ASU is intended to reduce the complexity and cost of performing an evaluation of impairment of goodwill.  Under the new guidance,  an entity will have the option of first assessing qualitative factors (events and circumstances) to determine whether it is more likely than not (meaning a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount.  If, after considering all relevant events and circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test will be unnecessary.  The amendments will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, which will be fiscal 2013 for the Company.  Early adoption is permitted.  The Company is currently evaluating the impact these amendments may have on its disclosures.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto as filed in our Annual Report on Form 10-K for the year ended October 31, 2011 as well as the condensed consolidated financial statements and notes contained herein.

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

Results of Operations

Overview and Trends

Sales in the first quarter of 2012 were slightly higher than for the same period in 2011.  However, as a percentage of sales, gross margin declined as a result of price competitiveness and lower placements in our traditional business.  In addition, the new products that we are offering in conjunction with our brand expansion tend to yield a lower gross margin, in general.  Our operating costs were stable and we continued to invest in information systems infrastructure.  The result was that we had a small net loss for the first quarter compared to break-even for the comparable quarter a year ago.

Results of Operations for the Three Months Ended January 31, 2012 (First Quarter) Compared to the Three Months Ended January 31, 2011

Sales
Sales for the three months ended January 31, 2012 were $17,234,000 compared to $17,130,000 for the corresponding period in 2011, an increase of $104,000 or 1%.  There was no effect on the increase in sales as a result of acquisition activity.

The comparative breakdown of sales of the product lines for the respective three-month periods ended January 31, 2012 and 2011 is as follows:

Product Line	2012	2011	Difference		% Diff.
(000’s $)
Water	$6,582	$6,634	$	(52)	(1%)
Coffee	4,470	4,429		41	1%
Refreshment	2,836	2,790		46	2%
Equipment Rental	2,113	2,176		(63)	(3%)
Other	1,233	1,101		132	12%
Total	$17,234	$17,130		$104	1%

Water – Sales of water decreased slightly compared to the same period in the prior year because of a decrease in the total bottles sold.

Coffee – The slight increase in sales was attributable to the growth of our Cool Beans brand which grew 12% which more than offset a 4% decrease of other brands we sell.

Refreshment – Sales, which include single serve drinks, cups, complementary coffee products, and vending items, increased because of an increase in cup and single serve water sales.

Equipment Rental – The decrease in sales was a result of a 4% decrease in placements which more that offset a 1% increase in rental price.

Other – The increase is attributable to a 13% increase in the sales of office products which were $483,000 for the quarter as well as a 12% increase in fees that are charged to offset energy costs for delivery and freight, raw materials, and bottling operations.  These charges increased to $624,000 in the first quarter of 2012 from $555,000 in the same period in 2011.

Gross Profit/Cost of Goods Sold – For the three months ended January 31, 2012, gross profit decreased 2% to $8,607,000 from  $8,787,000 for the comparable period in 2011.  As a percentage of sales, gross profit decreased to 50% in the first quarter of 2012 from 51% in the first quarter of 2011. The decrease in gross profit of $180,000 was primarily due to higher costs while the decrease in the percentage of sales was a result of lower margins for water, coffee and equipment rental, primarily as a result of lower volume, higher commodity costs, and higher service costs.

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

Operating Expenses and Income from Operations
Total operating expenses decreased slightly to $8,180,000 in the first quarter of 2012 from $8,211,000 in the comparable period in 2011, a decrease of $31,000.

Selling, general and administrative (SG&A) expenses of $7,648,000 in the first quarter of 2012 increased $107,000, or 1%, from $7,541,000 in the comparable period in 2011.  Of total SG&A expenses, route distribution costs decreased $47,000, or 1%, as a result of lower labor and vehicle registration costs that more than offset higher fuel costs; selling costs increased $436,000, or 48% primarily as a result of higher computer related service costs to support the infrastructure improvement of e-commerce and customer relationship management software; and administration costs decreased $282,000, or 9%, as a result of lower software maintenance and development costs,  and consulting and legal fees.

Advertising expenses were $323,000 in the first quarter of 2012 compared to $393,000 in the first quarter of 2011, a decrease of $70,000, or 18%. The decrease in advertising costs is primarily related to lower Yellow Pages and internet advertising.

Amortization decreased to $236,000 in the first quarter of 2012 from $281,000 in the comparable quarter in 2011, a decrease of $45,000, or 16%.  Amortization is attributable to intangible assets that were acquired as part of acquisitions. The lower amortization in 2012 is attributable to less acquisition activity in recent years.  In addition, we had a gain of $28,000, from the sale of assets in the first quarter of 2012 which was an increase over the $4,000 gain from similar sales in the first quarter of 2011. We routinely sell assets used in the normal course of business as they are replaced with newer assets.

Income from operations for the three months ended January 31, 2012 was $427,000 compared to $576,000 in the comparable period in 2011, a decrease of $149,000, or 26%.  The decrease was a result of higher cost of goods sold, as a percentage of sales, despite slightly higher sales. Operating costs were substantially the same even though selling costs were higher as a result of computer related service costs for the upgrade of information technology in that area.

Interest, Taxes, and Other Expenses
Interest expense was $538,000 for the three months ended January 31, 2012 compared to $584,000 in the three months ended January 31, 2011, a decrease of $46,000.  The decrease is attributable to lower outstanding debt during the first quarter of 2012 compared to the first quarter of 2011.

The loss before income taxes was $103,639 for the three months ended January 31, 2012 compared to income before income taxes of $204 in the corresponding period in 2011, a decrease of $103,843. The tax benefit, as a result of loss from operations, for the first quarter of fiscal year 2012 was $49,339 compared to tax expense of $84 related to income from operations in the first quarter of fiscal year 2011.  The lower tax was a result of lower income from operations.

Net (Loss) Income
The net loss for the three months ended January 31, 2012 was $54,300 compared to net income of $120 in the corresponding period in 2011.  The decrease is attributable to lower gross margin despite higher sales, stable operating costs, and lower interest expense in the first quarter of 2012 as compared to the same period in fiscal year 2012.

Liquidity and Capital Resources

As of January 31, 2012, we had working capital of $8,265,000 compared to $8,640,000 as of October 31, 2011, a decrease of $375,000.  The decrease in working capital is primarily attributable to a decrease in cash of $862,000 other than to the extent it decreased accounts payable and accrued expenses. Working capital in the first quarter of 2012 was provided by cash generated by operations of $453,000 which, combined with cash on hand was used for re-payment of debt of $553,000 and capital spending of $807,000.

Our Credit Agreement with Bank of America provides a senior financing facility consisting of term debt and a revolving line of credit.  The Agreement has a total loan capacity of $20,500,000 and obligates us to a $15,500,000 term note and access to a $5,000,000 revolving line of credit. As of January 31, 2012 there was $11,625,500 outstanding on the term loan. The revolving line of credit can be used for the purchase of fixed assets, to fund acquisitions, to collateralize letters of credit, and for operating capital.  There was no balance on the line of credit but it collateralized a letter of credit of $1,531,000 as of January 31, 2012 so, as of that date, there was $3,469,000 available to borrow from the line of credit.

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

Under the Agreement, interest is paid at a rate of one-month LIBOR plus a margin based on the achievement of a specified leverage ratio.  As of January 31, 2012 the margin was 2.50% for the term note and 2.25% for the revolving line of credit. The Company is required to fix the interest rate on 75% of the outstanding balance of the term note and accomplishes this by entering into interest rate swap agreements.  As of January 31, 2012, the Company had $2,906,000 of the term debt subject to variable interest rates.  The one-month LIBOR was .26% resulting in total variable interest rates of 2.76% and 2.51%, for the term note and the revolving line of credit as of January 31, 2012.

In addition to the senior debt, the Company has subordinated debt owed to Henry, Peter and Jack Baker in the aggregate principal amount of $13,000,000 that is due October 5, 2015.

Our credit facility requires that we be in compliance with certain financial covenants at the end of each fiscal quarter.  The covenants include senior debt service coverage as defined of greater than 1.25 to 1, total debt service coverage as defined of greater than 1 to 1, and senior debt to EBITDA as defined of no greater than 2.50 to 1.  As of January 31, 2012, we were in compliance with all of the financial covenants of our credit facility. The Agreement prohibits us from paying dividends without prior consent of the lender. Also under the Agreement, the Company is obligated to calculate Consolidated Excess Cash Flow based on its financial results for each fiscal year to determine if additional principal is due on the term note. Based on the results of the calculation for fiscal year 2011, in accordance with the agreement a $500,000 principal payment for the term loan was made on February 6, 2012.

As of January 31, 2012, we had three interest rate swap agreements with Bank of America in effect.  The intent of one swap, entered into on April 5, 2010, is to fix the interest rate on 75% of the outstanding balance on the term loan as required by the credit facility.  The swap fixes the interest rate for the swapped amount at 4.51% (2.01% plus the applicable margin, 2.50%).  An additional swap entered into on the same date offsets the swap that fixed the interest on a portion of the term loan and became ineffective when we entered into the Agreement.

In addition to our senior and subordinated debt commitments, we have significant future cash commitments, primarily in the form of operating leases that are not reported on the consolidated balance sheet. The following table sets forth our contractual commitments in future fiscal years:

	Payment due by Period
Contractual Obligations (2)	Total	Remainder of 2012	2013-2014	2015-2016	After 2016
Debt	$24,625,000	$2,160,000	$4,428,000	$18,037,000	$-
Interest on Debt (1)	7,037,000	1,576,000	3,773,000	1,688,000	-
Operating Leases	14,852,000	2,801,000	6,220,000	4,022,000	1,809,000
Total	$46,514,000	$6,537,000	$14,421,000	$23,747,000	$1,809,000

(1)	Interest based on 75% of outstanding senior debt at the hedged interest rate discussed above, 25% of outstanding senior debt at a variable rate of 2.76%, and subordinated debt at a rate of 12%.

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

Changes in Internal Control over Financial Reporting.

No change in our internal control over financial reporting occurred during the fiscal quarter ended January 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.                         Legal Proceedings.

None.

Item 1A.                      Risk Factors.

There was no change in the three months ended January 31, 2012 from the Risk Factors reported in our Annual Report on Form 10-K for the year ended October 31, 2011.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                        Defaults Upon Senior Securities.

None.

Item 4                         Mine Safety Disclosures.

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

3.4	By-laws, as amended (Incorporated by reference to Exhibit 3.2 to our report on Form 8-K, filed with the SEC on April 2, 2010)

10.1	Indemnification Agreement dated February 15, 2012 with Lori J. Schafer

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Interactive Data Files regarding (a) our Condensed Consolidated Balance Sheets as of January 31, 2012 and October 31, 2011, (b) our Condensed Consolidated Statements of Operations for the Three Months Ended January 31, 2012 and 2011, (c) our Condensed Consolidated Statements of Cash Flows for the Three Months Ended January 31, 2012 and 2011, and (d) the Notes to such Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:           March 16, 2012

CRYSTAL ROCK HOLDINGS, INC.

By: /s/ Bruce S. MacDonald
Bruce S. MacDonald
Vice President, Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)

Exhibits Filed Herewith

Exhibit
Number                  Description

10.1	Indemnification Agreement dated February 15, 2012 with Lori J. Schafer

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Interactive Data Files regarding (a) our Condensed Consolidated Balance Sheets as of January 31, 2012 and October 31, 2011, (b) our Condensed Consolidated Statements of Operations for the Three Months Ended January 31, 2012 and 2011, (c) our Condensed Consolidated Statements of Cash Flows for the Three Months Ended January 31, 2012 and 2011, and (d) the Notes to such Condensed Consolidated Financial Statements.