Form 10-Q
period 2012-04-30
Crystal Rock Holdings, Inc.
filed 2012-06-14
CIK 1123316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2012
OR
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
Yes ___                                                      No   X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
    Shares outstanding at
Class                                                                                               June 11, 2012
Common Stock, $.001 Par Value                                                                                   21,388,681

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	October 31,
	2012	2011
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,191,827	$5,378,575
Accounts receivable - net	7,453,699	7,801,811
Inventories - net	2,764,820	2,673,827
Current portion of deferred tax asset	570,142	570,142
Other current assets	1,347,592	1,134,658

TOTAL CURRENT ASSETS	16,328,080	17,559,013

PROPERTY AND EQUIPMENT - net	7,725,081	8,174,096

OTHER ASSETS:
Goodwill	32,123,294	32,123,294
Other intangible assets - net	2,301,256	2,788,408
Other assets	39,000	39,000

TOTAL OTHER ASSETS	34,463,550	34,950,702

TOTAL ASSETS	$58,516,711	$60,683,811

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long term debt	$2,214,000	$2,714,000
Accounts payable	2,412,368	2,598,627
Accrued expenses	2,568,042	2,800,751
Current portion of customer deposits	638,976	662,704
Current portion of unrealized loss on derivatives	131,305	142,558
TOTAL CURRENT LIABILITIES	7,964,691	8,918,640

Long term debt, less current portion	8,358,000	9,465,000
Deferred tax liability	4,408,593	4,408,593
Subordinated debt	13,000,000	13,000,000
Customer deposits	2,423,401	2,515,772
Long term portion of unrealized loss on derivatives	125,105	265,645

TOTAL LIABILITIES	36,279,790	38,573,650

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock - $.001 par value, 50,000,000 authorized shares.
21,960,229 issued and 21,388,681 outstanding shares as of
April 30, 2012 and October 31, 2011	21,960	21,960
Additional paid in capital	58,462,497	58,462,497
Treasury stock, at cost, 571,548 shares as of April 30, 2012
and October 31, 2011	(870,391)	(870,391)
Accumulated deficit	(35,217,348)	(35,257,887)
Accumulated other comprehensive loss, net of tax	(159,797)	(246,018)
TOTAL STOCKHOLDERS' EQUITY	22,236,921	22,110,161

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$58,516,711	$60,683,811

See the notes to the condensed consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three months ended April 30,		Six months ended April 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)

NET SALES	$17,560,702	$17,658,074	$34,794,766	$34,788,166

COST OF GOODS SOLD	8,724,917	8,571,293	17,351,751	16,914,188

GROSS PROFIT	8,835,785	9,086,781	17,443,015	17,873,978

OPERATING EXPENSES:
Selling, general and administrative expenses	7,587,703	7,254,257	15,236,185	14,794,847
Advertising expenses	314,943	408,340	638,266	801,296
Amortization	232,999	269,623	469,152	550,990
(Gain) loss on disposal of property and equipment	(31,359)	764	(59,108)	(3,160)

TOTAL OPERATING EXPENSES	8,104,286	7,932,984	16,284,495	16,143,973

INCOME FROM OPERATIONS	731,499	1,153,797	1,158,520	1,730,005

OTHER EXPENSE (INCOME):
Interest expense	557,715	555,244	1,095,316	1,139,008
(Gain) on derivatives	(1,151)	(218)	(8,092)	(7,978)
TOTAL OTHER EXPENSE, NET	556,564	555,026	1,087,224	1,131,030

INCOME BEFORE INCOME TAX EXPENSE	174,935	598,771	71,296	598,975

INCOME TAX EXPENSE	80,096	233,337	30,757	233,421

NET INCOME	$94,839	$365,434	$40,539	$365,554

NET INCOME PER SHARE - BASIC	$0.00	$0.02	$0.00	$0.02

NET INCOME PER SHARE - DILUTED	$0.00	$0.02	$0.00	$0.02

WEIGHTED AVERAGE SHARES USED IN COMPUTATION - BASIC	21,388,681	21,388,681	21,388,681	21,388,681
WEIGHTED AVERAGE SHARES USED IN COMPUTATION - DILUTED	21,388,681	21,388,681	21,388,681	21,388,681

See the notes to the condensed consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended April 30,
	2012	2011
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$40,539	$365,554
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,789,386	1,815,947
Provision for bad debts on accounts receivable	108,470	174,119
Amortization	469,152	550,990
Non cash interest expense	24,000	24,951
Gain on derivatives	(8,092)	(7,978)
Gain on disposal of property and equipment	(59,108)	(3,160)
Changes in assets and liabilities:
Accounts receivable	239,642	(530,366)
Inventories	(90,993)	(154,594)
Other current assets	(270,414)	(57,243)
Accounts payable	(186,259)	(399,315)
Accrued expenses	(232,709)	(599,544)
Customer deposits	(116,099)	(211,098)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,707,515	968,263

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,369,306)	(1,230,875)
Proceeds from sale of property and equipment	89,043	25,842
Cash used for acquisitions	(7,000)	(475,000)
Cash used for purchase of trademark	-	(237,500)
NET CASH USED IN INVESTING ACTIVITIES	(1,287,263)	(1,917,533)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long term debt	(1,607,000)	(1,305,700)
NET CASH USED IN FINANCING ACTIVITIES	(1,607,000)	(1,305,700)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,186,748)	(2,254,970)

CASH AND CASH EQUIVALENTS - beginning of period	5,378,575	4,892,379

CASH AND CASH EQUIVALENTS - end of period	$4,191,827	$2,637,409

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest	$1,070,178	$1,132,885

Cash (received) paid for income taxes	$(200,730)	$166,300

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Reduction in notes payable for acquisition	$-	$1,300

Notes payable issued in acquisitions	$-	$150,000

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

2.           GOODWILL AND OTHER INTANGIBLE ASSETS

Major components of intangible assets consisted of:
	April 30, 2012			October 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Wgt. Avg. Amort. Years	Gross Carrying Amount	Accumulated Amortization	Wgt. Avg. Amort. Years
Amortized Intangible Assets:
Covenants Not to Compete	$2,226,488	$1,904,488	2.66	$2,226,488	$1,835,821	3.11
Customer Lists	7,434,733	5,916,689	2.19	7,428,733	5,522,370	2.63
Other Identifiable Intangibles	680,914	219,702	27.39	704,914	213,536	27.87
Total	$10,342,135	$8,040,879		$10,360,135	$7,571,727

Amortization expense for the three month periods ending April 30, 2012 and 2011 was $232,999 and $269,623, respectively, and for the six month periods ending the same time was $469,152 and $550,990, respectively.  There were no changes in the carrying amount of goodwill for the six month periods ending April 30, 2012 and 2011.

3.           DEBT

The Company and its subsidiary have a Credit Agreement with Bank of America (the “Agreement”) to provide a senior financing facility consisting of term debt and a revolving line of credit.  Under the Agreement, Bank of America is the Company’s sole senior lender.

The Agreement has a total loan capacity of $20,500,000 and obligates the Company to a $15,500,000 term note and access to a $5,000,000 revolving line of credit. The revolving line of credit can be used for the purchase of fixed assets, to fund acquisitions, to collateralize letters of credit, and for operating capital.  There was no balance on the line of credit but it collateralized a letter of credit of $1,504,000 as of April 30, 2012.  Consequently, as of that date, there was $3,496,000 available to borrow from the revolving line of credit. There was $10,572,000 outstanding on the term note as of April 30, 2012.

The Agreement amortizes the term note over a five year period with 59 equal monthly principal installments of $184,500, commencing May 5, 2010, and a final payment of $4,114,500 due at the end of five years. The revolving line of credit matures in April 2013.   The Company is subject to various restrictive covenants under the agreement, and is prohibited from entering into other debt agreements without the bank’s consent. The Agreement also prohibits the Company from paying dividends without the prior consent of the bank.

Under the Agreement, interest is paid at a rate of one-month LIBOR plus a margin based on the achievement of a specified leverage ratio.  As of April 30, 2012, the margin was 2.75% for the term note and 2.50% for the revolving line of credit. The Company is required to fix the interest rate on 75% of the outstanding balance of the term note and accomplishes this by entering into interest rate swap agreements.  As of April 30, 2012, the Company had $2,268,000 of the term debt subject to variable interest rates.  The one-month LIBOR was .24% on the last business day of April 2012 resulting in total variable interest rates of 2.99% and 2.74%, for the term note and the revolving line of credit, respectively, as of April 30, 2012.

The Agreement requires the Company to be in compliance with certain financial covenants at the end of each fiscal quarter.  The covenants include senior debt service coverage as defined of greater than 1.25 to 1, total debt service coverage as defined of greater than 1 to 1, and senior debt to EBITDA of greater than 2.50 to 1.  As of April 30, 2012, the Company was in compliance with these covenants and terms of the Agreement.  Also under the Agreement, the Company is obligated to calculate Consolidated Excess Cash Flow based on its financial results for each fiscal year to determine if additional principal is due on the term note. Based on the results of the calculation for fiscal year 2011, a $500,000 principal payment was paid February 6, 2012.

In addition to the senior debt, as of April 30, 2012 the Company has subordinated debt owed to Henry, Peter and Jack Baker in the aggregate principal amount of $13,000,000 that is due October 5, 2015.  The interest rate on each of these notes is 12% per annum.

In November 2010, The Company made an acquisition that resulted in the issuance of a $150,000 note to the seller. The note was paid in full in February 2011.

4.           INVENTORIES

Inventories consisted of the following at:

	April 30,	October 31,
	2012	2011
Finished Goods	$2,632,950	$2,520,091
Raw Materials	131,870	153,736
Total Inventories	$2,764,820	$2,673,827

Finished goods inventory consists of products that the Company sells such as, but not limited to, coffee, cups, soft drinks, and snack foods.  Raw material inventory consists primarily of bottle caps.  The amount of raw and bottled water on hand does not represent a material amount of inventory.  The Company estimates that value as of April 30, 2012 and October 31, 2011 to be $59,000 and $56,000, respectively.  This value includes the cost of allocated overhead.  Bottles are accounted for as fixed assets.

5.         ON-BALANCE SHEET DERIVATIVE INSTRUMENTS AND HEDGING
 ACTIVITIES

Derivative Financial Instruments
The Company has stand-alone derivative financial instruments in the form of interest rate swap agreements, which derive their value from underlying interest rates. These transactions involve both credit and market risk.  The notional amount is an amount on which calculations, payments, and the value of the derivative are based.  The notional amount does not represent direct credit exposure.  Direct credit exposure is limited to the net difference between the calculated amount to be received and paid, if any. Such difference, which represents the fair value of the derivative instrument, is reflected on the Company’s condensed consolidated balance sheet as an unrealized gain or loss on derivatives.

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

On October 5, 2007, the Company entered into an interest rate hedge swap agreement (old swap) in conjunction with an amendment to its credit facility with Bank of America.  The intent of the instrument was to fix the interest rate on at least 75% of the outstanding balance on the term loan (the swapped amount) with Bank of America as required by the facility.  The old swap fixed the interest rate for the swapped amount related to the previous facility at 4.87% and matures in January 2014.

In conjunction with its Credit Agreement with Bank of America, on April 5, 2010, the Company entered into an interest rate swap agreement (offsetting swap) to offset the old swap for which it receives 1.40% of the scheduled balance of the old term loan. The offsetting swap effectively removed any exposure to change in the fair value of the old swap and set a fixed net payment schedule based on the scheduled balance of the old term loan until January 2014 when both swaps mature.   In addition, the Company entered into a swap agreement (new swap) to fix the interest rate of at least  75% of the outstanding balance of the term note at 4.76% (2.01% plus the applicable margin, 2.75%).  The term note matures in May 2015 and the new swap matures in April 2013.

As of April 30, 2012, the total notional amount of the new swap agreement was $8,304,000.  On that date, the variable rate on the remaining portion of the term note was 2.99%.  This agreement provided for a monthly settlement in which the Company would make or receive payments at a variable rate determined by a specified index (one-month LIBOR) in exchange for making payments at a fixed rate of 4.76%.

At April 30, 2012 and October 31, 2011, the net unrealized loss relating to interest rate swaps was recorded in current and long term liabilities.  The current portion is the valuation of the hedged instrument over the next twelve months while the balance of the unrealized loss makes up the long term portion.  For the effective portion of the hedges, which is the new swap, changes in the fair value of interest rate swaps designated as hedging instruments to mitigate the variability of cash flows associated with long-term debt are reported in other comprehensive income or loss net of tax effects. The amounts relating to the old swap previously reflected in accumulated other comprehensive income are amortized to earnings over the remaining term of the undesignated cash flow hedge.  Payments on the old swap, and receipt of income on the offsetting swap, are reported as gain or loss on derivatives and an adjustment to other comprehensive income or loss net of tax effects.

The table below details the adjustments to other comprehensive income, on a before-tax and net-of tax basis, for the three months ended April 30, 2012 and 2011.

	Before-Tax	Tax Benefit (Expense)	Net-of-Tax
Three Months Ended April 30, 2011
Loss on interest rate swap	$(84,134)	$32,791	$(51,343)
Amortization of loss on derivative undesignated as cash flow hedge	59,031	(22,968)	36,063
Reclassification adjustment for loss in income	99,002	(38,506)	60,496
Net unrealized gain	$73,899	$(28,683)	$45,216
Three Months Ended April 30, 2012
Loss on interest rate swap	$(38,884)	$15,553	$(23,331)
Amortization of loss on derivative undesignated as cash flow hedge	37,885	(15,154)	22,731
Reclassification adjustment for loss in income	75,701	(30,280)	45,421
Net unrealized gain	$74,702	$(29,881)	$44,821

The reclassification adjustments of $75,701 and $99,002 represent interest the Company paid in excess of the amount that would have been paid without the interest rate swap agreement during the three months ended April 30, 2012 and 2011, respectively. These amounts were reclassified from accumulated other comprehensive loss and recorded in the condensed consolidated statements of income as interest expense.  No other material amounts were reclassified during the quarters ended April 30, 2012 and 2011.

The table below details the adjustments to other comprehensive income, on a before-tax and net-of tax basis, for the six months ended April 30, 2012 and 2011.
	Before-Tax	Tax Benefit (Expense)	Net-of-Tax
Six Months Ended April 30, 2011
Loss on interest rate swap	$(108,307)	$42,239	$(66,068)
Amortization of loss on derivative undesignated as cash flow hedge	118,062	(46,044)	72,018
Reclassification adjustment for loss in income	213,269	(83,174)	130,095
Net unrealized gain	$223,024	$(86,979)	$136,045
Six Months Ended April 30, 2012
Loss on interest rate swap	$(89,334)	$35,733	$(53,601)
Amortization of loss on derivative undesignated as cash flow hedge	75,770	(30,307)	45,463
Reclassification adjustment for loss in income	157,265	(62,906)	94,359
Net unrealized gain	$143,701	$(57,480)	$86,221

The reclassification adjustments of $157,265 and $213,269 represent interest the Company paid in excess of the amount that would have been paid without the interest rate swap agreements during the six months ended April 30, 2012 and 2011, respectively. These amounts were reclassified from accumulated other comprehensive loss and recorded in the condensed consolidated statements of income as interest expense.  No other material amounts were reclassified during the six months ended April 30, 2012 and 2011.

From October 31, 2011 to April 30, 2012 the fair value of the swaps changed from an unrealized loss on derivative liability of $408,203 to $256,410. Also, as of April 30, 2012, the estimated net amount of the existing loss that is reported in accumulated other comprehensive loss that is expected to be reclassified into earnings within the next twelve months is $109,251.

Derivatives designated as hedging instruments include interest rate swaps classified as liabilities on the Company’s condensed consolidated balance sheets with a fair value of $131,305 at April 30, 2012 and $199,236 at October 31, 2011. Derivatives not designated as hedging instruments include interest rate swaps classified as liabilities on the Company’s condensed consolidated balance sheets with a fair value of $125,105 at April 30, 2012 and $208,967 at October 31, 2011. During the first six months and second quarter of fiscal years 2012 and 2011, cash flow hedges are deemed 100% effective.  The net gain on interest rate swaps not designated as cash flow hedges, classified as a gain on derivatives on the Company’s condensed consolidated statements of income, amounted to $1,151 and $218 for the quarters ending April 30, 2012 and 2011, respectively. The net gain on interest rate swaps not designated as cash flow hedges, classified as a gain on derivatives on the Company’s condensed consolidated statements of income, amounted to $8,092 and $7,978 for the six months ending April 30, 2012 and 2011, respectively.

6.           FAIR VALUES OF ASSETS AND LIABILITIES

Fair Value Hierarchy
The Company’s assets and liabilities measured at fair value are as follows:

	Level 1	Level 2	Level 3
Liabilities:
April 30, 2012
Unrealized loss on derivatives	$-	$256,410	$-

October 31, 2011
Unrealized loss on derivatives	$-	$408,203	$-

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

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments.  The carrying amounts reported in the condensed consolidated balance sheets for cash equivalents, trade receivables, and accounts payable approximate fair value based on the short-term maturity of these instruments.  The carrying value of senior debt approximates its fair value since it provides for variable market interest rates. Subordinated debt is carried at its approximate market value based on periodic comparisons to similar instruments in the market place.

7.           COMPREHENSIVE INCOME

The following table summarizes comprehensive income for the respective periods:

	Three Months Ended April 30,		Six Months Ended April 30,
	2012	2011	2012	2011
Net income	$94,839	$365,434	$40,539	$365,554
Other comprehensive income:
Amortization of loss on derivative undesignated as cash flow hedge – net of tax	22,731	36,063	45,463	72,018
Unrealized gain on derivatives designated as cash flow hedges – net of tax	22,090	9,153	40,758	64,027
Comprehensive income	$139,660	$410,650	$126,760	$501,599

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

	Three Months Ended April 30,		Six Months Ended April 30,
	2012	2011	2012	2011
Net Income	$94,839	$365,434	$40,539	$365,554
Denominator:
Basic Weighted Average Shares Outstanding	21,388,681	21,388,681	21,388,681	21,388,681
Dilutive effect of Stock Options	-	-	-	-
Diluted Weighted Average Shares Outstanding	21,388,681	21,388,681	21,388,681	21,388,681
Basic Income Per Share	$.00	$.02	$.00	$.02
Diluted Income Per Share	$.00	$.02	$.00	$.02

There were 269,500 and 299,500 options outstanding as of April 30, 2012 and 2011, respectively.  For the three month and six month periods ended April 30, 2012 and 2011 there were no options used to calculate the effect of dilution because all of the outstanding options’ exercise prices exceeded the market price of the underlying common shares and were therefore considered anti-dilutive.

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

The Company has stock-based compensation plans under which incentive and non-qualified stock options and restricted shares are granted.  In April 1998, the Company’s stockholders approved the 1998 Incentive and Non-Statutory Stock Option Plan.  In April 2003, the Company’s stockholders approved an increase in the authorized number of shares to be issued under its 1998 Incentive and Non-Statutory Stock Option Plan from 1,500,000 to 2,000,000.  This plan provides for issuances of options to purchase the Company’s common stock under the administration of the compensation committee of the Board of Directors.  The intent of the plan is to reward options to officers, employees, directors, and other individuals providing services to the Company.  As of April 30, 2012, there were 1,879,500 shares available for grant and 120,500 options outstanding.

In April 2004, the Company’s stockholders approved the 2004 Stock Incentive Plan.  The plan provides for issuances of awards of up to 250,000 restricted or unrestricted shares of the Company’s common stock, or incentive or non-statutory stock options to purchase such common stock. Of the total amount of shares authorized under this plan, 149,000 options are outstanding, 26,000 restricted shares have been granted, and 75,000 shares are available for grant at April 30, 2012.

The options issued under the plans generally vest in periods up to five years based on the continuous service of the recipient and have 10 year contractual terms.  Share awards generally vest over one year.  Option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the plans).

There were options, for a total of 15,000 shares, that expired in the first six month period of 2012 and an option for 5,000 shares that expired in the first six month period of fiscal year of 2011.  Other than the expirations, there was no activity related to stock options and outstanding stock option balances or other equity based compensation during the three and six month periods ended April 30, 2012 and 2011.  The Company did not grant any equity based compensation during the six months ended April 30, 2012 and 2011.

The following table summarizes information pertaining to outstanding stock options, all of which are exercisable, as of April 30, 2012:

Exercise Price Range	Outstanding Options (Shares)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value as of April 30, 2012
$1.80 - $2.60	234,500	2.7	$2.32	$-
$2.81 - $3.38	20,000	1.5	3.28	-
$3.50 - $4.25	15,000.5		4.07	-
	269,500	2.5	$2.48	$-

Outstanding options were granted with lives of 10 years and provide for vesting over a term of 0-5 years.  Since all outstanding stock options were fully vested as of April 30, 2012 there was no unrecognized share based compensation related to unvested options as of that date.  All incentive and non-qualified stock option grants had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

On May 14, 2012, the Credit Agreement with Bank of America was amended to change the definition of Consolidated Adjusted Operating Cash Flow to add $965,000 to the calculation of Cash Flow for the reference periods under the Agreement that end April 30, 2012, July 31, 2012 and October 31, 2012 and to allow for the use of up to $500,000 for the purchase of the Company’s stock.

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

Forward-Looking Statements

The “Management’s Discussion and Analysis” portion of this Form 10-Q contains forward-looking statements about:

(1) the lower gross margins of new products that we are offering in connection with our brand expansion,
(2) cost pressures related to commodities affecting our business, and
(3) the cost to upgrade our Information Technology infrastructure may not result in a financial pay back in the future.

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

The following factors could cause actual results to differ materially from those in the forward-looking statement (3): Over the past twelve months we have undertaken an upgrade of our information technology infrastructure to support the sales of our traditional and expanded product lines.  We expect the implementation of this software to extend into the next few fiscal quarters. Although the upgrade is intended to enhance our customer service and improve sales by increasing the channels in which our products are offered, it is also necessary to provide an upgraded software platform that can be technically supported both internally and externally.  The project has required significant resources and added material expenses to our operations over the implementation time period.  Because we operate in a competitive marketplace, it is possible that the upgraded systems will not result in increased sales in the future or that, as mentioned above, increased sales will not result in increased margin. In addition, it is possible that the upgrade could cause a disruption in operations that could reduce sales or add additional operating expenses for a period of time in the future.

Results of Operations

Overview and Trends

Sales in the second quarter of 2012 were slightly lower than for the same period in 2011 resulting in sales that were essentially the same for the first six months of the year compared to a year ago.  Similar to the first quarter, gross margin declined compared to the prior year as a result of price competitiveness and lower placements in our traditional business for both the second quarter and six month period.  New products that we are offering in conjunction with our brand expansion continue to yield a lower gross margin, in general.  Our operating costs were higher than a year ago in the second quarter as a result of the expenses for our information systems infrastructure upgrade.  The result was that we had a smaller net income in the second quarter and year to date compared to a year ago.

Results of Operations for the Three Months Ended April 30, 2012 (Second Quarter) Compared to the Three Months Ended April 30, 2011

Sales
Sales for the three months ended April 30, 2012 were $17,561,000 compared to $17,658,000 for the corresponding period in 2011, a decrease of $97,000, or 1%.  There was no material effect on sales as a result of acquisition activity.

The comparative breakdown of sales of the product lines for the respective three-month periods ended April 30, 2012 and 2011 is as follows:

Product Line	2012	2011	Difference		% Diff.
(000’s$)
Water	$7,075	$6,950		$125	2%
Coffee	4,264	4,476		(212)	(5%)
Refreshment	2,780	2,858		(78)	(3%)
Equipment Rental	2,096	2,164		(68)	(3%)
Other	1,346	1,210		136	11%
Total	$17,561	$17,658	$	(97)	(1%)

Water – The increase in water sales compared to the same period is primarily attributable to a 2% increase in volume despite a slight decrease in average selling price.

Coffee – Our Cool Beans brand declined 4% while other brands we sell were 5% less than the second quarter of 2011. The lower coffee sales could be attributable to the unusually warm weather during the quarter.

Refreshment – Increased sales of single serve drinks and cups were slightly offset by the complementary products related to coffee.

Equipment Rental – The decrease in sales was a result of a 4% decrease in placements which more than offset a 1% increase in rental price.

Other – The increase is attributable to a 78% increase in the sales of office products and stamps.  Fees that are charged to offset energy costs for delivery and freight, raw materials, and bottling operations decreased 4%.

Gross Profit/Cost of Goods Sold – For the three months ended April 30, 2012, gross profit decreased 3% to $8,836,000 from $9,087,000 for the comparable period in 2011.  As a percentage of sales, gross profit decreased to 50% in the second quarter of 2012 from 51% in the second quarter of 2011. The decrease in gross profit of $251,000 was primarily due to higher costs while the decrease in the percentage of sales was a result of lower margins for coffee and equipment rental, primarily as a result of higher commodity costs, lower cooler placements and higher service costs.

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

Operating Expenses and Income from Operations
Total operating expenses increased 2% to $8,104,000 in the second quarter of 2012 from $7,933,000 in the comparable period in 2011, an increase of $171,000.

Selling, general and administrative (SG&A) expenses of $7,588,000 in the second quarter of 2012 increased $334,000, or 5%, from $7,254,000 in the comparable period in 2011.  Of total SG&A expenses, route distribution costs decreased $13,000, or 1%, primarily a result of  lower vehicle costs; selling costs increased $435,000, or 51% primarily as a result of higher labor costs and computer related service costs to support the infrastructure improvement of e-commerce and customer relationship management software to enhance our customer service and improve sales by increasing the channels in which our products are offered; and administration costs decreased $88,000, or 3%, as a result of a lower provision for bad debts as well as consulting and legal fees that more than offset an increase in labor costs. In addition, there was an administration charge related to a one-time lease buyout charge of $175,000 in the second quarter of 2011 that did not recur in 2012.

Advertising expenses were $315,000 in the second quarter of 2012 compared to $408,000 in the second quarter of 2011, a decrease of $93,000, or 23%. The decrease in advertising costs is primarily related to lower marketing agency costs.

Amortization decreased to $233,000 in the second quarter of 2012 from $270,000 in the comparable quarter in 2011, a decrease of $37,000, or 14%.  Amortization is attributable to intangible assets that were acquired as part of acquisitions. The lower amortization in 2012 is attributable to less acquisition activity in recent years.  In addition, we had a gain of $31,000, from the sale of assets in the second quarter of 2012 which was an increase over the $1,000 loss from similar sales in the second quarter of 2011. We routinely sell assets used in the normal course of business as they are replaced with newer assets.

Income from operations for the three months ended April 30, 2012 was $731,000 compared to $1,154,000 in the comparable period in 2011, a decrease of $423,000, or 37%.  The decrease was a result of lower sales and higher cost of goods sold and operating expenses.

Interest, Taxes, and Other Expenses
Interest expense was $558,000 for the three months ended April 30, 2012 compared to $555,000 in the three months ended April 30, 2011, an increase of $3,000.  The increase is attributable to slightly higher interest rates despite lower outstanding debt during the second quarter of 2012 compared to the second quarter of 2011.

Income before income taxes was $175,000 for the three months ended April 30, 2012 compared to income before income taxes of $599,000 in the corresponding period in 2011, a decrease of $424,000. The tax expense in the second quarter of fiscal year 2012 was $80,000 compared to tax expense of $233,000 related to income from operations in the second quarter of fiscal year 2011.  The tax rate of 46% in the second quarter of 2012 was higher than the comparable rate of 39% in 2011 because of lower anticipated credits. The lower tax expense was a result of lower income from operations.

Net  Income
Net income for the three months ended April 30, 2012 was $95,000 compared to net income of $365,000 in the corresponding period in 2011.  The decrease is attributable to lower sales and gross margin and higher operating expenses in the second quarter of 2012 as compared to the same period in fiscal year 2012.

Results of Operations for the Six Months Ended April 30, 2012 (First Half) Compared to the Six Months Ended April 30, 2011

Sales
Sales for the six months ended April 30, 2012 were $34,795,000 compared to $34,788,000 for the corresponding period in 2011, an increase of $7,000.  The slight increase was primarily the result of increased office product and stamp sales and an increase in fees that are charged to offset energy costs for delivery and freight, raw materials, and bottling operations offset by a reduction in traditional coffee, refreshment and equipment rental sales.  There was no material effect on sales as a result of acquisition activity.

The comparative breakdown of sales of the product lines for the respective six month periods ended April 30, 2012 and 2011 is as follows:

Product Line	2012	2011	Difference	% Diff.
(000’s$)
Water	$13,657	$13,584	$73	1%
Coffee	8,734	8,905	(171)	(2%)
Refreshment	5,617	5,649	(32)	(1%)
Equipment Rental	4,209	4,340	(131)	(3%)
Other	2,578	2,310	268	12%
Total	$34,795	$34,788	$7	-

Water – The increase is a result of a 1% increase in volume despite slight decrease in average selling price.

Coffee – Our Cool Beans brand increased 7% while other brands we sell were 6% less than the first half of 2011. The overall lower coffee sales could be attributable to the unusually warm weather during the first half of 2012.

Refreshment – Increased sales of single serve drinks and cups were slightly offset by the ancillary products related to coffee.

Equipment Rental – The decrease is attributable to a 4% decrease in placements that was only partially offset by a 1% increase in average rental price.

Other – The increase in other revenue is attributable to sales of office products and stamps which were $1,164,000 for the first six months of 2012 compared to $811,000 for the same period last year. In addition, fees that are charged to offset energy costs for delivery and freight, raw materials, and bottling operations increased 3% to $1,250,000 in the first half of 2012 from $1,210,000 in the same period in 2011.

Gross Profit/Cost of Goods Sold – For the six months ended April 30, 2012, gross profit decreased $431,000, or 2%, to $17,443,000 from $17,874,000 for the comparable period in 2011.  The decrease in gross profit was primarily due higher transportation costs and equipment servicing costs combined with a change in sales mix to lower margin products. As a percentage of sales, gross profit decreased to 50% in the first half of 2012 from 51% in the first half of 2011. The decrease in gross profit percentage was a result of lower margins for coffee and equipment rental, primarily as a result of higher commodity costs, lower equipment placements and higher service costs.

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

Operating Expenses and Income from Operations
Total operating expenses increased to $16,284,000 in the first half of 2012 from $16,144,000 in the comparable period in 2011, an increase of $140,000, or 1%.

Selling, general and administrative (SG&A) expenses of $15,236,000 in the first half of 2012 increased $441,000, or 3%, from $14,795,000 in the comparable period in 2011.  Of total SG&A expenses, route distribution costs decreased $59,000, or 1%, as a result of lower vehicle costs despite higher fuel costs; selling costs increased $871,000, or 49%, as a result of higher labor costs and computer related service costs to support the infrastructure improvement of e-commerce and customer relationship management software to enhance our customer service and improve sales by increasing the channels in which our products are offered; and administration costs decreased $371,000, or 6%, as a result of a lower provision for bad debts as well as consulting and legal fees that more than offset an increase in labor costs. In addition, there was a combined administration charge related to an employee termination and lease buyout of $284,000 in the first half of 2011 that did not recur in 2012.

Advertising expenses were $638,000 in the first half of 2012 compared to $801,000 in the first half of 2011, a decrease of $163,000, or 20%. The decrease in advertising costs is primarily related to a decrease in marketing agency, Yellow Pages and internet advertising costs.

Amortization was $469,000 in the first half of 2012 compared to $551,000 in the first half of 2011.  Amortization is attributable to intangible assets that were acquired as part of acquisitions in recent years.

Income from operations for the six months ended April 30, 2012 was $1,159,000 compared to $1,730,000 in the comparable period in 2011, a decrease of $571,000, or 33%.  The decrease is attributable to higher cost of goods sold, resulting in lower gross profit margin, and higher operating expenses.

Interest, Taxes, and Other Expenses – Income from Continuing Operations
Interest expense was $1,095,000 for the six months ended April 30, 2012 compared to $1,139,000 in the six months ended April 30, 2011, a decrease of $44,000.  The decrease in the first of 2012 compared to the first half of 2011 is attributable to lower outstanding debt despite slightly higher interest rates during the second quarter of 2012.

Income before income taxes was $71,000 for the six months ended April 30, 2012 compared to income before income taxes of $599,000 in the corresponding period in 2011, a decrease of $528,000.   The tax expense for the first half of fiscal year 2012 was $31,000 and was based on the expected effective tax rate of 43%.  We recorded a tax expense of $233,000 related to income from operations in the first half of fiscal year 2011 based on an anticipated effective tax rate of 39%.  The higher tax rate in 2012 was because of lower anticipated credits compared to the comparable period in 2011. The lower tax expense was a result of lower income from operations.

Net Income
Net income of $41,000 for the six months ended April 30, 2012 decreased from net income of $366,000 in the corresponding period in 2011, a decrease of $325,000.  The decrease is attributable to higher cost of goods sold, resulting in lower gross profit margin, and higher operating expenses.

Liquidity and Capital Resources

As of April 30, 2012, we had working capital of $8,363,000 compared to $8,640,000 as of October 31, 2011, a decrease of $277,000.  The decrease in working capital is primarily attributable to a decrease in cash of $1,187,000 other than to the extent it decreased accounts payable and accrued expenses. Working capital in the first half of 2012 was provided by cash generated by operations of $1,708,000 which, combined with cash on hand, was used for re-payment of debt of $1,607,000 and capital spending of $1,369,000.

Our Credit Agreement with Bank of America provides a senior financing facility consisting of term debt and a revolving line of credit.  The Agreement has a total loan capacity of $20,500,000 and obligates us to a $15,500,000 term note and access to a $5,000,000 revolving line of credit. As of April 30, 2012 there was $10,572,000 outstanding on the term loan. The revolving line of credit can be used for the purchase of fixed assets, to fund acquisitions, to collateralize letters of credit, and for operating capital.  There was no balance on the line of credit but it collateralized a letter of credit of $1,504,000 as of April 30, 2012 so, as of that date, there was $3,496,000 available to borrow from the line of credit.

The Agreement amortizes the term debt over a five year period with 59 equal monthly installments of $184,500, commencing May 5, 2010, and a final payment of $4,114,500 due at the end of five years. The revolving line of credit matures in April 2013.   The Company is subject to various restrictive covenants under the agreement, and is prohibited from entering into other debt agreements without the bank’s consent.

Under the Agreement, interest is paid at a rate of one-month LIBOR plus a margin based on the achievement of a specified leverage ratio.  As of April 30, 2012 the margin was 2.75% for the term note and 2.50% for the revolving line of credit. The Company is required to fix the interest rate on 75% of the outstanding balance of the term note and accomplishes this by entering into interest rate swap agreements.  As of April 30, 2012, the Company had $2,268,000 of the term debt subject to variable interest rates.  The one-month LIBOR was .24% resulting in total variable interest rates of 2.99% and 2.74%, for the term note and the revolving line of credit as of April 30, 2012.

In addition to the senior debt, the Company has subordinated debt owed to Henry, Peter and Jack Baker in the aggregate principal amount of $13,000,000 that is due October 5, 2015.

Our credit facility requires that we be in compliance with certain financial covenants at the end of each fiscal quarter.  The covenants include senior debt service coverage as defined of greater than 1.25 to 1, total debt service coverage as defined of greater than 1 to 1, and senior debt to EBITDA as defined of no greater than 2.50 to 1.  As of April 30, 2012, we were in compliance with all of the financial covenants of our credit facility. The Agreement prohibits us from paying dividends without prior consent of the lender. Also under the Agreement, the Company is obligated to calculate Consolidated Excess Cash Flow based on its financial results for each fiscal year to determine if additional principal is due on the term note. Based on the results of the calculation for fiscal year 2011, in accordance with the agreement a $500,000 principal payment for the term loan was made on February 6, 2012.

As reported on Form 8-K filed May 14, 2012, we recently amended our Credit Agreement to change the definition of Consolidated Adjusted Operating Cash Flow to add $965,000 to the calculation of Cash Flow for the reference periods under the Agreement that end April 30, 2012, July 31, 2012 and October 31, 2012.  This revision is intended to reflect the expenditures for upgrades to the Company’s information technology infrastructure, which are expected to provide a long term benefit but do not qualify as capital expenditures under the Agreement.

As of April 30, 2012, we had three interest rate swap agreements with Bank of America in effect.  The intent of one swap, entered into on April 5, 2010, is to fix the interest rate on at least 75% of the outstanding balance on the term loan as required by the credit facility.  The swap fixes the interest rate for the swapped amount at 4.76% (2.01% plus the applicable margin, 2.50%).  An additional swap entered into on the same date offsets the swap that fixed the interest on a portion of the term loan and became ineffective when we entered into the Agreement.

In addition to our senior and subordinated debt commitments, we have significant future cash commitments, primarily in the form of operating leases that are not reported on the consolidated balance sheet. The following table sets forth our contractual commitments in future fiscal years:

	Payment due by Period
Contractual Obligations (2)	Total	Remainder of 2012	2013-2014	2015-2016	After 2016
Debt	$23,572,000	$1,107,000	$4,428,000	$18,037,000	$-
Interest on Debt (1)	6,614,000	1,088,000	3,826,000	1,700,000	-
Operating Leases	14,161,000	1,883,000	6,413,000	4,057,000	1,808,000
Total	$44,347,000	$4,078,000	$14,667,000	$23,794,000	$1,808,000

(1)	Interest based on 79% of outstanding senior debt at the hedged interest rate discussed above, 21% of outstanding senior debt at a variable rate of 2.99%, and subordinated debt at a rate of 12%.

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

Changes in Internal Control over Financial Reporting.

No change in our internal control over financial reporting occurred during the six months ended April 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.		Legal Proceedings.

None.

Item 1A.		Risk Factors.

There was no change in the six months ended April 30, 2012 from the Risk Factors reported in our Annual Report on Form 10-K for the year ended October 31, 2011.

Item 2.		Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.		Defaults Upon Senior Securities.

None.

Item 4.		Mine Safety Disclosures.
Not Applicable.

Item 5.		Other Information.

None.

Item 6.		Exhibits.

Exhibit
Number                      Description

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit B to Appendix A to our registration statement on Form S-4, File No. 333-45226, filed with the SEC on September 6, 2000)

3.2	Certificate of Amendment of Certificate of Incorporation (Incorporated by reference to Exhibit 4.2 of our current report on Form 8-K, filed with the SEC on October 19, 2000)

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

101
Interactive Data Files regarding (a) our Condensed Consolidated Balance Sheets as of April 30, 2012 and October 31, 2011, (b) our Condensed Consolidated Statements of Operations for the Three and Six Months Ended April 30, 2012 and 2011, (c) our Condensed Consolidated Statements of Cash Flows for the Six Months Ended April 30, 2012 and 2011, and (d) the Notes to such Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:           June 14, 2012

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

101
Interactive Data Files regarding (a) our Condensed Consolidated Balance Sheets as of April 30, 2012 and October 31, 2011, (b) our Condensed Consolidated Statements of Operations for the Three and Six Months Ended April 30, 2012 and 2011, (c) our Condensed Consolidated Statements of Cash Flows for the Six Months Ended April 30, 2012 and 2011, and (d) the Notes to such Condensed Consolidated Financial Statements.