Form 10-Q
period 2012-07-31
Crystal Rock Holdings, Inc.
filed 2012-09-14
CIK 1123316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2012
OR
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
Yes ___                                                      No   X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Shares outstanding at
Class                                                                                               September 7, 2012
Common Stock, $.001 Par Value                                                                                      21,380,781

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

Table of Contents

PART I - FINANCIAL INFORMATION		Page
Item 1.	Financial Statements.
	Condensed Consolidated Balance Sheets as of July 31, 2012 and October 31, 2011	3
	Condensed Consolidated Statements of Income for the Three and Nine Months Ended July 31, 2012 and 2011	4
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended July 31, 2012 and 2011	5
	Notes to Condensed Consolidated Financial Statements	6-15
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	16-23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	23
Item 4.	Controls and Procedures.	23-24

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.	25
Item 1A.	Risk Factors.	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	25
Item 3.	Defaults Upon Senior Securities.	25
Item 4.	Mine Safety Disclosures.	25
Item 5.	Other Information.	25
Item 6.	Exhibits.	25-26

SIGNATURE	27

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	October 31,
	2012	2011
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,740,425	$5,378,575
Accounts receivable - net	8,024,637	7,801,811
Inventories - net	2,607,610	2,673,827
Current portion of deferred tax asset	570,142	570,142
Other current assets	763,944	1,134,658

TOTAL CURRENT ASSETS	16,706,758	17,559,013

PROPERTY AND EQUIPMENT - net	7,891,036	8,174,096

OTHER ASSETS:
Goodwill	32,123,294	32,123,294
Other intangible assets - net	2,060,244	2,788,408
Other assets	39,000	39,000

TOTAL OTHER ASSETS	34,222,538	34,950,702

TOTAL ASSETS	$58,820,332	$60,683,811

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long term debt	$2,214,000	$2,714,000
Accounts payable	2,238,446	2,598,627
Accrued expenses	2,950,354	2,800,751
Current portion of customer deposits	653,920	662,704
Current portion of unrealized loss on derivatives	99,350	142,558
TOTAL CURRENT LIABILITIES	8,156,070	8,918,640

Long term debt, less current portion	7,804,500	9,465,000
Deferred tax liability	4,408,593	4,408,593
Subordinated debt	13,000,000	13,000,000
Customer deposits	2,491,699	2,515,772
Long term portion of unrealized loss on derivatives	91,339	265,645

TOTAL LIABILITIES	35,952,201	38,573,650

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock - $.001 par value, 50,000,000 authorized shares,
21,960,229 issued and 21,383,531 outstanding shares as of
July 31, 2012 and 21,960,229 issued and 21,388,681
outstanding as of October 31, 2011	21,960	21,960
Additional paid in capital	58,462,497	58,462,497
Treasury stock, at cost, 576,698 shares as of July 31, 2012
and 571,548 shares as of October 31, 2011	(875,753)	(870,391)
Accumulated deficit	(34,622,680)	(35,257,887)
Accumulated other comprehensive loss, net of tax	(117,893)	(246,018)
TOTAL STOCKHOLDERS' EQUITY	22,868,131	22,110,161

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$58,820,332	$60,683,811

See the notes to the condensed consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three months ended July 31,		Nine months ended July 31,
	2012	2011	2012	2011
	(unaudited)		(unaudited)

NET SALES	$18,462,810	$18,314,676	$53,257,576	$53,102,842

COST OF GOODS SOLD	8,497,374	8,532,953	25,849,125	25,447,141

GROSS PROFIT	9,965,436	9,781,723	27,408,451	27,655,701

OPERATING EXPENSES:
Selling, general and administrative expenses	7,877,903	7,164,027	23,114,088	21,958,874
Advertising expenses	339,841	372,644	978,107	1,173,940
Amortization	229,011	265,052	698,163	816,042
(Gain) on disposal of property and equipment	(6,665)	(8,764)	(65,773)	(11,924)

TOTAL OPERATING EXPENSES	8,440,090	7,792,959	24,724,585	23,936,932

INCOME FROM OPERATIONS	1,525,346	1,988,764	2,683,866	3,718,769

OTHER EXPENSE (INCOME):
Interest expense	548,633	558,558	1,643,949	1,697,566
Loss (gain) on derivatives	4,119	4,289	(3,973)	(3,689)
TOTAL OTHER EXPENSE, NET	552,752	562,847	1,639,976	1,693,877

INCOME BEFORE INCOME TAX EXPENSE	972,594	1,425,917	1,043,890	2,024,892

INCOME TAX EXPENSE	377,926	407,700	408,683	641,121

NET INCOME	$594,668	$1,018,217	$635,207	$1,383,771

NET INCOME PER SHARE - BASIC	$0.03	$0.05	$0.03	$0.06

NET INCOME PER SHARE - DILUTED	$0.03	$0.05	$0.03	$0.06

WEIGHTED AVERAGE SHARES USED IN COMPUTATION - BASIC	21,386,297	21,388,681	21,387,881	21,388,681
WEIGHTED AVERAGE SHARES USED IN COMPUTATION - DILUTED	21,386,297	21,388,681	21,387,881	21,388,681

See the notes to the condensed consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended July 31,
	2012	2011
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$635,207	$1,383,771
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,506,373	2,687,884
Provision for bad debts on accounts receivable	145,223	262,544
Amortization	698,163	816,042
Non cash interest expense	36,001	36,952
Gain on derivatives	(3,973)	(3,689)
Gain on disposal of property and equipment	(65,773)	(11,924)
Changes in assets and liabilities:
Accounts receivable	(368,049)	(1,204,645)
Inventories	66,217	(211,123)
Other current assets	285,298	(522,744)
Accounts payable	(360,181)	705,730
Accrued expenses	149,603	(302,764)
Customer deposits	(32,857)	(153,759)
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,691,252	3,482,275

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,255,768)	(1,867,614)
Proceeds from sale of property and equipment	99,228	35,685
Cash used for acquisitions	(7,000)	(475,000)
Cash used for purchase of trademark	-	(237,500)
NET CASH USED IN INVESTING ACTIVITIES	(2,163,540)	(2,544,429)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long term debt	(2,160,500)	(1,859,200)
Purchase of treasury stock	(5,362)	-
NET CASH USED IN FINANCING ACTIVITIES	(2,165,862)	(1,859,200)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(638,150)	(921,354)

CASH AND CASH EQUIVALENTS - beginning of period	5,378,575	4,892,379

CASH AND CASH EQUIVALENTS - end of period	$4,740,425	$3,971,025

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest	$1,609,209	$1,679,717

Cash (received) paid for income taxes	$(197,499)	$417,970

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Reduction in notes payable for acquisition	$-	$1,300

Notes payable issued in acquisitions	$-	$150,000

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

2.           GOODWILL AND OTHER INTANGIBLE ASSETS

Major components of intangible assets consisted of:
	July 31, 2012			October 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Wgt. Avg. Amort. Years	Gross Carrying Amount	Accumulated Amortization	Wgt. Avg. Amort. Years
Amortized Intangible Assets:
Covenants Not to Compete	$2,226,488	$1,937,655	2.44	$2,226,488	$1,835,821	3.11
Customer Lists	7,434,733	6,109,450	1.97	7,428,733	5,522,370	2.63
Other Identifiable Intangibles	668,913	222,785	27.14	704,914	213,536	27.87
Total	$10,330,134	$8,269,890		$10,360,135	$7,571,727

Amortization expense for the three month periods ending July 31, 2012 and 2011 was $229,011 and $265,052 respectively, and for the nine month periods ending the same time was $698,163 and $816,042 respectively.  There were no changes in the carrying amount of goodwill for the nine month periods ending July 31, 2012 and 2011.

3.           DEBT

The Company and its subsidiary have a Credit Agreement with Bank of America (the “Agreement”) to provide a senior financing facility consisting of term debt and a revolving line of credit.  Under the Agreement, Bank of America is the Company’s sole senior lender.

The Agreement has a total loan capacity of $20,500,000 and obligates the Company to a $15,500,000 term note and access to a $5,000,000 revolving line of credit. The revolving line of credit can be used for the purchase of fixed assets, to fund acquisitions, to collateralize letters of credit, and for operating capital.  There was no balance on the line of credit but it collateralized a letter of credit of $1,504,000 as of July 31, 2012.  Consequently, as of that date, there was $3,496,000 available to borrow from the revolving line of credit. There was $10,018,500 outstanding on the term note as of July 31, 2012.

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

Under the Agreement, interest is paid at a rate of one-month LIBOR plus a margin based on the achievement of a specified leverage ratio.  As of July 31, 2012, the margin was 2.75% for the term note and 2.50% for the revolving line of credit. The Company is required to fix the interest rate on 75% of the outstanding balance of the term note and accomplishes this by entering into interest rate swap agreements.  As of July 31, 2012, the Company had $2,129,625 of the term debt subject to variable interest rates.  The one-month LIBOR was .25% on the last business day of July 2012 resulting in total variable interest rates of 3.00% and 2.75%, for the term note and the revolving line of credit, respectively, as of July 31, 2012.

The Agreement requires the Company to be in compliance with certain financial covenants at the end of each fiscal quarter.  The covenants include senior debt service coverage as defined of greater than 1.25 to 1, total debt service coverage as defined of greater than 1 to 1, and senior debt to EBITDA of less than 2.50 to 1.  As of July 31, 2012, the Company was in compliance with these covenants and terms of the Agreement.  Also under the Agreement, the Company is obligated to calculate Consolidated Excess Cash Flow based on its financial results for each fiscal year to determine if additional principal is due on the term note. Based on the results of the calculation for fiscal year 2011, a $500,000 principal payment was paid February 6, 2012. On May 14, 2012, the Agreement was amended to change the definition of Consolidated Adjusted Operating Cash Flow to add $965,000 to the calculation of Cash Flow for the reference periods under the Agreement that end April 30, 2012, July 31, 2012 and October 31, 2012 and to allow for the use of up to $500,000 for the purchase of the Company’s stock.

In addition to the senior debt, as of July 31, 2012 the Company has subordinated debt owed to Henry, Peter and Jack Baker in the aggregate principal amount of $13,000,000 that is due October 5, 2015.  The interest rate on each of these notes is 12% per annum.

In November 2010, The Company made an acquisition that resulted in the issuance of a $150,000 note to the seller. The note was paid in full in February 2011.

4.           INVENTORIES

Inventories consisted of the following at:

	July 31,	October 31,
	2012	2011
Finished Goods	$2,474,190	$2,520,091
Raw Materials	133,420	153,736
Total Inventories	$2,607,610	$2,673,827

Finished goods inventory consists of products that the Company sells such as, but not limited to, coffee, cups, soft drinks, and snack foods.  Raw material inventory consists primarily of bottle caps.  The amount of raw and bottled water on hand does not represent a material amount of inventory.  The Company estimates that value as of July 31, 2012 and October 31, 2011 to be $66,000 and $56,000, respectively.  This value includes the cost of allocated overhead.  Bottles are accounted for as fixed assets.

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

In conjunction with its Agreement with Bank of America, on April 5, 2010, the Company entered into an interest rate swap agreement (offsetting swap) to offset the old swap for which it receives 1.40% of the scheduled balance of the old term loan. The offsetting swap effectively removed any exposure to change in the fair value of the old swap and set a fixed net payment schedule based on the scheduled balance of the old term loan until January 2014 when both swaps mature.   In addition, the Company entered into a swap agreement (new swap) to fix the interest rate of at least  75% of the outstanding balance of the term note at 4.76% (2.01% plus the applicable margin, 2.75%).  The term note matures in May 2015 and the new swap matures in April 2013.

As of July 31, 2012, the total notional amount of the new swap agreement was $7,888,875.  On that date, the variable rate on the remaining portion of the term note was 3.00%.  This agreement provided for a monthly settlement in which the Company would make or receive payments at a variable rate determined by a specified index (one-month LIBOR) in exchange for making payments at a fixed rate of 4.76%.

At July 31, 2012 and October 31, 2011, the net unrealized loss relating to interest rate swaps was recorded in current and long term liabilities.  The current portion is the valuation of the hedged instrument over the next twelve months while the balance of the unrealized loss makes up the long term portion.  For the effective portion of the hedges, which is the new swap, changes in the fair value of interest rate swaps designated as hedging instruments to mitigate the variability of cash flows associated with long-term debt are reported in other comprehensive income or loss net of tax effects. The amounts relating to the old swap previously reflected in accumulated other comprehensive income are amortized to earnings over the remaining term of the undesignated cash flow hedge.  Payments on the old swap, and receipt of income on the offsetting swap, are reported as gain or loss on derivatives and an adjustment to other comprehensive income or loss net of tax effects.

The table below details the adjustments to other comprehensive income, on a before-tax and net-of tax basis, for the three months ended July 31, 2012 and 2011.

	Before-Tax	Tax Benefit (Expense)	Net-of-Tax
Three Months Ended July 31, 2011
Loss on interest rate swap	$(90,122)	$35,148	$(54,974)
Amortization of loss on derivative undesignated as cash flow hedge	59,031	(23,022)	36,009
Reclassification adjustment for loss in income	98,993	(38,608)	60,385
Net unrealized gain	$67,902	$(26,482)	$41,420
Three Months Ended July 31, 2012
Loss on interest rate swap	$(35,180)	$14,072	$(21,108)
Amortization of loss on derivative undesignated as cash flow hedge	37,885	(15,154)	22,731
Reclassification adjustment for loss in income	67,135	(26,854)	40,281
Net unrealized gain	$69,840	$(27,936)	$41,904

The reclassification adjustments of $67,135 and $98,993 represent interest the Company paid in excess of the amount that would have been paid without the interest rate swap agreement during the three months ended July 31, 2012 and 2011, respectively. These amounts were reclassified from accumulated other comprehensive loss and recorded in the condensed consolidated statements of income as interest expense.  No other material amounts were reclassified during the quarters ended July 31, 2012 and 2011.

The table below details the adjustments to other comprehensive income, on a before-tax and net-of tax basis, for the nine months ended July 31, 2012 and 2011.
	Before-Tax	Tax Benefit (Expense)	Net-of-Tax
Nine Months Ended July 31, 2011
Loss on interest rate swap	$(198,429)	$77,387	$(121,042)
Amortization of loss on derivative undesignated as cash flow hedge	177,093	(69,066)	108,027
Reclassification adjustment for loss in income	312,262	(121,782)	190,480
Net unrealized gain	$290,926	$(113,461)	$177,465
Nine Months Ended July 31, 2012
Loss on interest rate swap	$(124,514)	$49,805	$(74,709)
Amortization of loss on derivative undesignated as cash flow hedge	113,655	(45,461)	68,194
Reclassification adjustment for loss in income	224,400	(89,760)	134,640
Net unrealized gain	$213,541	$(85,416)	$128,125

The reclassification adjustments of $224,400 and $312,262 represent interest the Company paid in excess of the amount that would have been paid without the interest rate swap agreements during the nine months ended July 31, 2012 and 2011, respectively. These amounts were reclassified from accumulated other comprehensive loss and recorded in the condensed consolidated statements of income as interest expense.  No other material amounts were reclassified during the nine months ended July 31, 2012 and 2011.

From October 31, 2011 to July 31, 2012 the fair value of the swaps changed from an unrealized loss on derivative liability of $408,203 to $190,689. Also, as of July 31, 2012, the estimated net amount of the existing loss that is reported in accumulated other comprehensive loss that is expected to be reclassified into earnings within the next twelve months is $88,106.

Derivatives designated as hedging instruments include interest rate swaps classified as liabilities on the Company’s condensed consolidated balance sheets with a fair value of $99,350 at July 31, 2012 and $199,236 at October 31, 2011. Derivatives not designated as hedging instruments include interest rate swaps classified as liabilities on the Company’s condensed consolidated balance sheets with a fair value of $91,339 at July 31, 2012 and $208,967 at October 31, 2011. During the first nine months and third quarter of fiscal years 2012 and 2011, cash flow hedges are deemed 100% effective.  The net loss on interest rate swaps not designated as cash flow hedges, classified as a loss on derivatives on the Company’s condensed consolidated statements of income, amounted to $4,119 and $4,289 for the quarters ending July 31, 2012 and 2011, respectively. The net gain on interest rate swaps not designated as cash flow hedges, classified as a gain on derivatives on the Company’s condensed consolidated statements of income, amounted to $3,973 and $3,689 for the nine months ending July 31, 2012 and 2011, respectively.

6.           FAIR VALUES OF ASSETS AND LIABILITIES

Fair Value Hierarchy
The Company’s assets and liabilities measured at fair value are as follows:

	Level 1	Level 2	Level 3
Liabilities:
July 31, 2012
Unrealized loss on derivatives	$-	$190,689	$-

October 31, 2011
Unrealized loss on derivatives	$-	$408,203	$-

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

The fair value of a financial instrument is the amount that would be received between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments.  The carrying amounts reported in the condensed consolidated balance sheets for cash equivalents, trade receivables, and accounts payable approximate fair value based on the short-term maturity of these instruments.  The carrying value of senior debt approximates its fair value since it provides for variable market interest rates. Subordinated debt is carried at its approximate market value based on periodic comparisons to similar instruments in the market place.

7.           COMPREHENSIVE INCOME

The following table summarizes comprehensive income for the respective periods:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2012	2011	2012	2011
Net income	$594,668	$1,018,217	$635,207	$1,383,771
Other comprehensive income:
Amortization of loss on derivative undesignated as cash flow hedge – net of tax	22,731	36,009	68,194	108,027
Unrealized gain on derivatives designated as cash flow hedges – net of tax	19,173	5,411	59,931	69,438
Comprehensive income	$636,572	$1,059,637	$763,332	$1,561,236

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

	Three Months Ended July 31,		Nine Months Ended July 31,
	2012	2011	2012	2011
Net Income	$594,668	$1,018,217	$635,207	$1,383,771
Denominator:
Basic Weighted Average Shares Outstanding	21,386,297	21,388,681	21,387,881	21,388,681
Dilutive effect of Stock Options	-	-	-	-
Diluted Weighted Average Shares Outstanding	21,386,297	21,388,681	21,387,881	21,388,681
Basic Income Per Share	$.03	$.05	$.03	$.06
Diluted Income Per Share	$.03	$.05	$.03	$.06

There were 269,500 and 284,500 options outstanding as of July 31, 2012 and 2011, respectively.  For the three month and nine month periods ended July 31, 2012 and 2011 there were no options used to calculate the effect of dilution because all of the outstanding options’ exercise prices exceeded the market price of the underlying common shares and were therefore considered anti-dilutive.

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

The Company has stock-based compensation plans under which incentive and non-qualified stock options and restricted shares are granted.  In April 1998, the Company’s stockholders approved the 1998 Incentive and Non-Statutory Stock Option Plan.  In April 2003, the Company’s stockholders approved an increase in the authorized number of shares to be issued under its 1998 Incentive and Non-Statutory Stock Option Plan from 1,500,000 to 2,000,000.  This plan provides for issuances of options to purchase the Company’s common stock under the administration of the compensation committee of the Board of Directors.  The intent of the plan is to reward options to officers, employees, directors, and other individuals providing services to the Company.  As of July 31, 2012, there were 1,879,500 shares available for grant and 120,500 options outstanding.

In April 2004, the Company’s stockholders approved the 2004 Stock Incentive Plan.  The plan provides for issuances of awards of up to 250,000 restricted or unrestricted shares of the Company’s common stock, or incentive or non-statutory stock options to purchase such common stock. Of the total amount of shares authorized under this plan, 149,000 options are outstanding, 26,000 restricted shares have been granted, and 75,000 shares are available for grant at July 31, 2012.

The options issued under the plans generally vest in periods up to five years based on the continuous service of the recipient and have 10 year contractual terms.  Share awards generally vest over one year.  Option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the plans).

There were options, for a total of 15,000 shares, that expired in the first nine month period of 2012 and options for 20,000 shares that expired in the first nine month period of fiscal year of 2011.  Other than the expirations, there was no activity related to stock options and outstanding stock option balances or other equity based compensation during the three and nine month periods ended July 31, 2012 and 2011.  The Company did not grant any equity based compensation during the nine months ended July 31, 2012 and 2011.

The following table summarizes information pertaining to outstanding stock options, all of which are exercisable, as of July 31, 2012:

Exercise Price Range	Outstanding Options (Shares)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value as of July 31, 2012
$1.80 - $2.60	234,500	2.5	$2.32	$-
$2.81 - $3.38	20,000	1.3	3.28	-
$3.50 - $4.25	15,000	.3	4.07	-
	269,500	2.3	$2.48	$-

Outstanding options were granted with lives of 10 years and provide for vesting over a term of 0-5 years.  Since all outstanding stock options were fully vested as of July 31, 2012 there was no unrecognized share based compensation related to unvested options as of that date.  All incentive and non-qualified stock option grants had an exercise price equal to the market value of the underlying common stock on the date of grant.

10.	RECENT ACCOUNTING PRONOUNCEMENTS

In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If a company determines that it is more likely than not that the fair value of such an asset exceeds its carrying amount, it would not need to calculate the fair value of the asset in that year. However, if a company concludes otherwise, it must calculate the fair value of the asset, compare that value with its carrying amount and record an impairment charge, if any. The amendments in the ASU are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012, which is fiscal 2013 for the Company.  Early adoption is permitted.  The Company is currently assessing its adoption plans.

In December 2011, the FASB issued an ASU 2011-11, Disclosures about Offsetting Assets and Liabilities (Topic 210), that provides amendments for disclosures about offsetting assets and liabilities. The amendments require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The amendments are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Disclosures required by the amendments should be provided retrospectively for all comparative periods presented.   For the Company, the amendment is effective for fiscal year 2014. The Company is currently evaluating the impact these amendments may have on its disclosures.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment.  This ASU is intended to reduce the complexity and cost of performing an evaluation of impairment of goodwill.  Under the new guidance,  an entity will have the option of first assessing qualitative factors (events and circumstances) to determine whether it is more likely than not (meaning a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount.  If, after considering all relevant events and circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test will be unnecessary.  The amendment will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, which will be fiscal 2013 for the Company.  Early adoption is permitted.  The Company is currently evaluating the impact this amendment may have on its disclosures.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income.  This ASU amends the disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in stockholder’s equity.  Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The changes are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, which will be fiscal 2013 for the Company.  Early application is permitted. There will be no impact to the consolidated financial results as the amendment relates only to changes in financial statement presentation.

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

Forward-Looking Statements

The “Management’s Discussion and Analysis” portion of this Form 10-Q contains forward-looking statements about:

(1) the lower gross profits of new products that we are offering in connection with our brand expansion,
(2) cost pressures related to commodities affecting our business, and
(3) the cost to upgrade our information technology infrastructure may not result in a financial pay back in the future.

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

The following factors could cause actual results to differ materially from those in the forward-looking statement (3): Over the past fifteen months we have undertaken an upgrade of our information technology infrastructure to support the sales of our traditional and expanded product lines.  We expect the implementation of this software to extend into the next few fiscal quarters. Although the upgrade is intended to enhance our customer service and improve sales by increasing the channels in which our products are offered, it is also necessary to provide an upgraded software platform that can be technically supported both internally and externally.  The project has required significant resources and added material expenses to our operations over the implementation time period.  Because we operate in a competitive marketplace, it is possible that the upgraded systems will not result in increased sales in the future or that, as mentioned above, increased sales will not result in increased profit. In addition, it is possible that the upgrade could cause a disruption in operations that could reduce sales or add additional operating expenses for a period of time in the future.

Results of Operations

Overview and Trends

Sales in the third quarter of 2012 were slightly higher than for the same period in 2011 resulting in sales that were essentially the same for the first nine months of the year compared to a year ago.  Gross profit increased compared to the third quarter a year ago and was down slightly for the year-to-date compared to the prior year.  New products that we are offering in conjunction with our brand expansion continue to yield a lower operating income, in general.  Our operating costs have been trending higher than a year ago through the nine month period as a result of the expenses for our information systems infrastructure upgrade.  The result was that we had a smaller net income in the third quarter and year to date compared to a year ago.

Results of Operations for the Three Months Ended July 31, 2012 Compared to the Three Months Ended July 31, 2011

Sales
Sales for the three months ended July 31, 2012 were $18,463,000 compared to $18,315,000 for the corresponding period in 2011, an increase of $148,000, or 1%.  There was no material effect on sales as a result of acquisition activity.

The comparative breakdown of sales of the product lines for the respective three-month periods ended July 31, 2012 and 2011 is as follows:

Product Line	2012	2011	Difference	% Diff.
$(000’s)
Water	$7,865	$7,907	$(42)	(1%)
Coffee	3,986	4,152	(166)	(4%)
Refreshment	3,170	2,999	171	6%
Equipment Rental	2,124	2,171	(47)	(2%)
Other	1,318	1,086	232	21%
Total	$18,463	$18,315	$148	1%

Water – The decrease in water sales is primarily attributable to a 2% decrease in average selling price despite a 1% increase in volume.

Coffee – Lower coffee sales are a result of a 6% decrease in single-serve coffee products.  Growth of our Cool Beans® brand was more than offset by a decline of other brands we sell. Sales of traditional coffee products remained relatively unchanged from last year for the quarter.

Refreshment – Increased sales of coffee refreshment products as well as cups and single-serve water offset a decrease in soft drink and vending sales.

Equipment Rental – The decrease in sales was a result of a 4% decrease in placements which more than offset a 2% increase in rental price.

Other – The increase is attributable to sales of office products which more than doubled. Stamp sales declined 17% as a result of lower demand.  Fees that are charged to offset energy costs for delivery and freight, raw materials, and bottling operations decreased 12% based on the market price of diesel fuel.

Gross Profit/Cost of Goods Sold – For the three months ended July 31, 2012, gross profit increased 2% to $9,965,000 from $9,782,000 for the comparable period in 2011.  As a percentage of sales, gross profit increased to 54% in the third quarter of 2012 from 53% in the third quarter of 2011. The increase in gross profit of $183,000 was primarily due to higher sales and lower coffee and service costs.

Cost of goods sold includes all costs to bottle water, costs of purchasing and receiving products for resale, including freight, as well as costs associated with product quality, warehousing and handling costs, internal transfers, and the repair and service of rental equipment, but does not include the costs of distributing our product to our customers.  We include distribution costs in selling, general, and administrative expense, and the amount is reported below.  The reader should be aware that other companies may include distribution costs in their cost of goods sold, in which case, on a comparative basis, such other companies may have a lower gross profit as a result.

Operating Expenses and Income from Operations
Total operating expenses increased 8% to $8,440,000 in the third quarter of 2012 from $7,793,000 in the comparable period in 2011, an increase of $647,000.

Selling, general and administrative (SG&A) expenses of $7,878,000 in the third quarter of 2012 increased $714,000, or 10%, from $7,164,000 in the comparable period in 2011.  Of total SG&A expenses, 1) route distribution costs increased $247,000, or 8%, primarily a result of higher vehicle costs; 2) selling costs increased $69,000, or 6% primarily as a result of higher labor costs and training costs to support our product offerings; and 3) administration costs increased $398,000, or 14%, as a result of higher labor and computer related services to support information technology infrastructure improvements intended to improve administrative efficiency.

Advertising expenses were $340,000 in the third quarter of 2012 compared to $373,000 in the third quarter of 2011, a decrease of $33,000, or 9%. The decrease in advertising costs is primarily related to lower marketing agency costs.

Amortization decreased to $229,000 in the third quarter of 2012 from $265,000 in the comparable quarter in 2011, a decrease of $36,000, or 14%.  Amortization is attributable to intangible assets that were acquired as part of acquisitions. The lower amortization in 2012 is attributable to less acquisition activity in recent years.

Income from operations for the three months ended July 31, 2012 was $1,525,000 compared to $1,989,000 in the comparable period in 2011, a decrease of $464,000, or 23%.  The decrease was a result of higher operating expenses despite higher sales and gross profit.

Interest, Taxes, and Other Expenses – Income Before Income Tax Expense
Interest expense was $549,000 for the three months ended July 31, 2012 compared to $559,000 in the three months ended July 31, 2011, a decrease of $10,000.  The decrease is attributable to lower outstanding debt despite slightly higher interest rates during the third quarter of 2012 compared to the third quarter of 2011.

Income before income taxes was $973,000 for the three months ended July 31, 2012 compared to income before income taxes of $1,426,000 in the corresponding period in 2011, a decrease of $453,000. The tax expense in the third quarter of fiscal year 2012 was $378,000 compared to tax expense of $408,000 related to income from operations in the third quarter of fiscal year 2011.  The lower tax expense was a result of lower income from operations. The tax rate of 39% in the third quarter of 2012 was higher than the comparable rate of 29% in 2011. The lower tax rate in 2011 was attributable to adjustment of the income tax rate for the first nine months of the year based on a favorable decision for the Company of an outstanding state tax issue.

Net Income
Net income for the three months ended July 31, 2012 was $595,000 compared to net income of $1,018,000 in the corresponding period in 2011.  The decrease is attributable to higher operating  and tax (as a percentage of sales) expenses despite higher sales and gross profit and in the third quarter of 2012 as compared to the same period in fiscal year 2011.

Results of Operations for the Nine Months Ended July 31, 2012 Compared to the Nine Months Ended July 31, 2012

Sales
Sales for the nine months ended July 31, 2012 were $53,258,000 compared to $53,103,000 for the corresponding period in 2011, an increase of $155,000, or less than 1%.  The increase was primarily the result of increased office product and stamp sales offset by a reduction in traditional coffee, and equipment rental sales.  There was no material effect on sales as a result of acquisition activity.

The comparative breakdown of sales of the product lines for the respective nine month periods ended July 31, 2012 and 2011 is as follows:

Product Line	2012	2011	Difference	% Diff.
$(000’s)
Water	$21,522	$21,491	$31	-
Coffee	12,720	13,057	(337)	(3%)
Refreshment	8,786	8,647	139	2%
Equipment Rental	6,333	6,511	(178)	(3%)
Other	3,897	3,397	500	15%
Total	$53,258	$53,103	$155	-

Water – The slight increase is a result of a 1% increase in volume which was almost offset by a 1% decrease in average selling price.

Coffee – Lower coffee sales are a result of a 4% decrease in single-serve coffee products.  Growth of our Cool Beans® brand was more than offset by a decline of other brands we sell. Sales of traditional coffee products remained relatively unchanged from last year for the nine month period.

Refreshment – The increased sales of single-serve water and cups were slightly offset by lower soft drink and vending sales while coffee refreshment products were stable.

Equipment Rental – The decrease in rental revenue is attributable to a 4% decrease in placements that was only partially offset by a 1% increase in average rental price.

Other – The increase in other revenue is attributable to sales of office products and stamps which increased 63% and 27%, respectively, over the same period last year. In addition, fees that are charged to offset energy costs for delivery and freight, raw materials, and bottling operations decreased 2% from the same period in 2011 due to the market price of diesel fuel.

Gross Profit/Cost of Goods Sold – For the nine months ended July 31, 2012, gross profit decreased $248,000, or 1%, to $27,408,000 from $27,656,000 for the comparable period in 2011.  The decrease in gross profit was primarily due to a change in sales mix to lower margin products and higher transportation costs. Gross profit was 52% of sales, in the first nine months of both 2012 and 2011.

Cost of goods sold includes all costs to bottle water, costs of purchasing and receiving products for resale, including freight, as well as costs associated with product quality, warehousing and handling costs, internal transfers, and the repair and service of rental equipment, but does not include the costs of distributing our product to our customers.  We include distribution costs in selling, general, and administrative expense, and the amount is reported below.  The reader should be aware that other companies may include distribution costs in their cost of goods sold, in which case, on a comparative basis, such other companies may have a lower gross profit as a result.

Operating Expenses and Income from Operations
Total operating expenses increased to $24,725,000 in the first nine months of 2012 from $23,937,000 in the comparable period in 2011, an increase of $788,000, or 3%.

Selling, general and administrative (SG&A) expenses of $23,114,000 in the first nine months of 2012 increased $1,155,000, or 5%, from $21,959,000 in the comparable period in 2011.  Of total SG&A expenses, 1) route distribution costs increased $187,000, or 2%, as a result of higher labor and vehicle costs; 2) selling costs increased $939,000, or 32%, as a result of higher labor costs and computer service costs; and 3) administration costs increased $29,000 as a result of higher labor and computer services costs despite a lower provision for bad debts as well as consulting and legal fees that more than offset an increase in labor costs. In addition, there was a combined charge related to an employee termination and lease buyout of $284,000 in the first nine months of 2011 that did not recur in 2012. The computer service costs support the infrastructure improvement of e-commerce and customer relationship management software to enhance our customer service and improve sales by increasing the channels in which our products are offered as well as improve administrative efficiency.

Advertising expenses were $978,000 in the first nine months of 2012 compared to $1,174,000 in the first nine months of 2011, a decrease of $196,000, or 17%. The decrease in advertising costs is primarily related to a decrease in marketing agency, Yellow Pages and internet advertising costs.

Amortization was $698,000 in the first nine months of 2012 compared to $816,000 in the first nine months of 2011.  Amortization is attributable to intangible assets that were acquired as part of acquisitions in recent years.

Income from operations for the nine months ended July 31, 2012 was $2,684,000 compared to $3,719,000 in the comparable period in 2011, a decrease of $1,035,000, or 28%.  The decrease is attributable to higher cost of goods sold, resulting in a slightly lower gross profit, and higher operating expenses.

Interest, Taxes, and Other Expenses – Income Before Income Tax Expense
Interest expense was $1,644,000 for the nine months ended July 31, 2012 compared to $1,698,000 in the nine months ended July 31, 2011, a decrease of $54,000.  The decrease in the first nine months of 2012 compared to the first nine months of 2011 is attributable to lower outstanding debt despite slightly higher interest rates in 2012.

Income before income taxes was $1,044,000 for the nine months ended July 31, 2012 compared to income before income taxes of $2,025,000 in the corresponding period in 2011, a decrease of $981,000.   The tax expense for the first nine months of fiscal year 2012 was $409,000 and was based on the expected effective tax rate of 39%.  We recorded a tax expense of $641,000 related to income from operations in the first nine months of fiscal year 2011 based on an anticipated effective tax rate of 32%.  The lower tax in the first nine months of 2012 was a result of lower income from operations despite a higher tax rate than the previous year. The lower tax rate in the first nine months of 2011 was attributable to adjustment of the income tax rate for the first nine months of the year based on a favorable decision for the Company of an outstanding state tax issue.

Net Income
Net income of $635,000 for the nine months ended July 31, 2012 decreased from net income of $1,384,000 in the corresponding period in 2011, a decrease of $749,000.  The decrease is attributable to higher cost of goods sold, resulting in a slightly lower gross profit, higher operating and tax (as a percentage of sales) expenses.

Liquidity and Capital Resources

As of July 31, 2012, we had working capital of $8,551,000 compared to $8,640,000 as of October 31, 2011, a decrease of $89,000.  The decrease in working capital is primarily attributable to a decrease in cash of $638,000. In addition to funding routine working capital changes, cash was used primarily for re-payment of debt of $2,160,000 and capital spending of $2,256,000 in the first nine months of 2012. This more than offset cash provided generated from operations of 3,691,000 for the same periods

Our Agreement with Bank of America provides a senior financing facility consisting of term debt and a revolving line of credit.  The Agreement has a total loan capacity of $20,500,000 and obligates us to a $15,500,000 term note and access to a $5,000,000 revolving line of credit. As of July 31, 2012 there was $10,018,500 outstanding on the term loan. The revolving line of credit can be used for the purchase of fixed assets, to fund acquisitions, to collateralize letters of credit, and for operating capital.  There was no balance on the line of credit but it collateralized a letter of credit of $1,504,000 as of July 31, 2012 so, as of that date, there was $3,496,000 available to borrow from the line of credit.

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

Under the Agreement, interest is paid at a rate of one-month LIBOR plus a margin based on the achievement of a specified leverage ratio.  As of July 31, 2012 the margin was 2.75% for the term note and 2.50% for the revolving line of credit. The Company is required to fix the interest rate on at least 75% of the outstanding balance of the term note and accomplishes this by entering into interest rate swap agreements.  As of July 31, 2012, the Company had $2,129,625 of the term debt subject to variable interest rates.  The one-month LIBOR was .25% resulting in total variable interest rates of 3.00% and 2.75%, for the term note and the revolving line of credit as of July 31, 2012.

In addition to the senior debt, the Company has subordinated debt owed to Henry, Peter and Jack Baker in the aggregate principal amount of $13,000,000 that is due October 5, 2015.

Our credit facility requires that we be in compliance with certain financial covenants at the end of each fiscal quarter.  The covenants include senior debt service coverage as defined of greater than 1.25 to 1, total debt service coverage as defined of greater than 1 to 1, and senior debt to EBITDA as defined of less than 2.50 to 1.  As of July 31, 2012, we were in compliance with all of the financial covenants of our credit facility. The Agreement prohibits us from paying dividends without prior consent of the lender. Also under the Agreement, the Company is obligated to calculate Consolidated Excess Cash Flow based on its financial results for each fiscal year to determine if additional principal is due on the term note. Based on the results of the calculation for fiscal year 2011, in accordance with the agreement a $500,000 principal payment for the term loan was made on February 6, 2012.

As reported on Form 8-K filed May 14, 2012, we recently amended the Agreement to change the definition of Consolidated Adjusted Operating Cash Flow to add $965,000 to the calculation of Cash Flow for the reference periods under the Agreement that end April 30, 2012, July 31, 2012 and October 31, 2012.  This revision is intended to reflect the expenditures for upgrades to the Company’s information technology infrastructure, which are expected to provide a long term benefit but do not qualify as capital expenditures under the Agreement.

As of July 31, 2012, we had three interest rate swap agreements with Bank of America in effect.  The intent of one swap, entered into on April 5, 2010, is to fix the interest rate on at least 75% of the outstanding balance on the term loan as required by the credit facility.  The swap fixes the interest rate for the swapped amount at 4.76% (2.01% plus the applicable margin, 2.75%).  An additional swap entered into on the same date offsets the swap that fixed the interest on a portion of the term loan and became ineffective when we entered into the Agreement.

In addition to our senior and subordinated debt commitments, we have significant future cash commitments, primarily in the form of operating leases that are not reported on the consolidated balance sheet. The following table sets forth our contractual commitments in future fiscal years:

	Payment due by Period
Contractual Obligations (2)	Total	Remainder of 2012	2013-2014	2015-2016	After 2016
Debt	$23,019,000	$554,000	$4,428,000	$18,037,000	$-
Interest on Debt (1)	6,053,000	527,000	3,826,000	1,700,000	-
Operating Leases	13,312,000	679,000	6,561,000	4,194,000	1,878,000
Total	$42,384,000	$1,760,000	$14,815,000	$23,931,000	$1,878,000

(1)	Interest based on 79% of outstanding senior debt at the hedged interest rate discussed above, 21% of outstanding senior debt at a variable rate of 3%, and subordinated debt at a rate of 12%.

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

Changes in Internal Control over Financial Reporting.

No change in our internal control over financial reporting occurred during the nine months ended July 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.                        Legal Proceedings.

None.

Item 1A.                      Risk Factors.

There was no change in the nine months ended July 31, 2012 from the Risk Factors reported in our Annual Report on Form 10-K for the year ended October 31, 2011.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

(c)  The following table summarizes the stock repurchases, by month, that were made during the three months ended July 31, 2012.

Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Expenditure as Part of a Publicly Announced Program (2)	Maximum Expenditure that May Yet be used for Purchases Under the Program (2)
May 1-31	-	$-	$-	$500,000
June 1-30	5,100	1.04	5,309	494,691
July 1-31	50	1.06	53	494,638
Total	5,150	$1.04	$5,362
(1)	Includes transaction costs
(2)
On May 14, 2012 we announced a program to repurchase up to $500,000 of our common stock.  There is no expiration date for the plan to repurchase additional shares and the dollar limit may not be reached.

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

3.4	By-laws, as amended (Incorporated by reference to Exhibit 3.2 to our report on Form 8-K, filed with the SEC on April 2, 2010)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Interactive Data Files regarding (a) our Condensed Consolidated Balance Sheets as of July 31, 2012 and October 31, 2011, (b) our Condensed Consolidated Statements of Income for the Three and Nine Months Ended July 31, 2012 and 2011, (c) our Condensed Consolidated Statements of Cash Flows for the Nine Months Ended July 31, 2012 and 2011, and (d) the Notes to such Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 14, 2012

CRYSTAL ROCK HOLDINGS, INC.

By: /s/ Bruce S. MacDonald
Bruce S. MacDonald
Vice President, Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)

Exhibits Filed Herewith

Exhibit
Number                      Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive Data Files regarding (a) our Condensed Consolidated Balance Sheets as of July 31, 2012 and October 31, 2011, (b) our Condensed Consolidated Statements of Income for the Three and Nine Months Ended July 31, 2012 and 2011, (c) our Condensed Consolidated Statements of Cash Flows for the Nine Months Ended July 31, 2012 and 2011, and (d) the Notes to such Condensed Consolidated Financial Statements.