Form 10-K
period 2012-10-31
Crystal Rock Holdings, Inc.
filed 2013-01-29
CIK 1123316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2012.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________.

Commission File Number 000-31797

CRYSTAL ROCK HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
Delaware	03-0366218
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification Number
1050 Buckingham St., Watertown, CT  06795
(Address of principal executive offices and zip code)

Registrant's telephone number, including area code:  (860) 945-0661

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $.001 per share	NYSE MKT

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
Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last sale price per share of common stock on April 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the NYSE MKT, was $10,697,241.

The number of shares outstanding of the registrant's Common Stock, $.001 par value per share, was 21,380,731 on January 18, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, to be filed not later than 120 days after the registrant’s fiscal year ended October 31, 2012, and delivered in connection with the registrant’s annual meeting of stockholders, are incorporated by reference into Part III of this Form 10-K.

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

Bottled water is a mainstream beverage and the centerpiece of many consumers’ healthy living lifestyles.  Sales of bottled water accounted for 41% and 40% of our total sales in fiscal years 2012 and 2011, respectively. In addition, we believe that the development of the bottled water industry reflects public awareness of the potential contamination and unreliability of some municipal water supplies.  Conversely, bottled water has been the recent focus of publicity regarding concerns about the environmental effects of using plastic bottles, as well as the effect on the environment of water extraction and the production and disposal of plastic bottles (see Item 1A, Risk Factors).

Coffee, a product that is counter seasonal to water, is the second leading product in the distribution channel, accounting for 24% of our total sales in fiscal year 2012 and 23% of our total sales in 2011. We sell different brands and sizes of coffee products. We continue to promote our Cool Beans® brand coffee in an effort to increase profitability and create brand equity in the coffee category.  Because coffee is a commodity, coffee sales are affected by volatility in the world commodity markets.  An interruption in supply or a dramatic increase in pricing could have an adverse effect on our business.

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

Products

We sell our Crystal Rock® and Vermont Pure® water brands in three and five gallon bottles to homes and offices throughout New England, New York, and New Jersey. In general, Crystal Rock® is distributed in southern New England and upstate and western New York, while Vermont Pure® is primarily distributed throughout northern New England and upstate New York and secondarily in southern New England. We rent and sell water coolers to customers to dispense bottled water. Our coolers are available in various consumer preferences such as cold, or hot and cold, dispensing units. In addition, we sell and rent units to commercial accounts that filter water from the existing source on site.  We also rent and sell coffee brewing equipment and distribute a variety of coffee, tea and other hot beverage products and related supplies, as well as other consumable products used around the office.  We offer vending services in some locations.  We own the Cool Beans® brand of coffee which we distribute throughout our market area.  In addition to Cool Beans®, we sell other brands of coffee, most notably, Baronet and Green Mountain Coffee Roasters.

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

Over the last two years we have refocused our efforts on sales and marketing in order to better serve all of our product lines and enhance the value of our distribution system and customer base. With the intent of increasing sales over the long term, we have hired and trained an expanded sales force. In addition, we have incurred significant expenditures to build an information technology infrastructure designed to enhance sales administration and run our business more efficiently. We expect to complete the first phase of these projects in 2013. However, the full impact may not be realized until 2014 and 2015. We have also worked to improve our sales and distribution systems, and we have established a Learning and Development Center in Watertown, Connecticut for our sales force.  Concurrently, we have worked to upgrade our website to improve our customers’ abilities to order office and other products online and established a social media presence. (For more information on our sales and technology project see Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis.)

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

Employees

As of January 18, 2013, we had 361 full-time employees and 12 part-time employees.   None of the employees belong to a labor union.  We believe that our relationships with our employees are good.

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

As permitted under the corporate governance rules of the NYSE MKT, we have, at the direction of the Baker family group, elected “controlled company” status under those rules.  A controlled company is exempted from these NYSE MKT corporate governance rules:  (1) the requirement that a listed company have a majority of independent directors, (2) the requirement that nominations to the company’s board of directors be either selected or recommended by a nominating committee consisting solely of independent directors, and (3) the requirement that officers’ compensation be either determined or recommended by a compensation committee consisting solely of independent directors.  We do not currently utilize exemption (3) as we have a compensation committee consisting solely of two independent directors.

The personal interests of our directors and officers create conflicts.

As mentioned above, the Baker family group owns a majority of our common stock.  In addition, in connection with the acquisition of the Crystal Rock Spring Water Company in 2000, we issued members of the Baker family group 12% subordinated promissory notes secured by all of our assets. As of October 31, 2012, the balance on these notes is $13,000,000.  We also lease important facilities in Watertown and Stamford, Connecticut from Baker family interests.  These interests of the Baker family create various conflicts of interest.  Transactions between the Company and related parties are subject to review and approval by the Audit Committee, which consists entirely of independent directors.

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

At October 31, 2012 and 2011, our outstanding senior debt was $9,566,000 and $12,179,000, respectively, and our outstanding subordinated debt was $13,000,000 on both dates.  In December 2012 we used cash to re-pay $1,500,000 of subordinated debt. The underlying loans are secured by substantially all of our assets.  If we do not repay our indebtedness in a timely fashion, our secured creditors could declare a default and foreclose upon our assets, which would result in harmful disruption to our business, the sale of assets for less than their fully realizable value, and possible bankruptcy.  We must generate enough cash flow to service this indebtedness until maturity.

Fluctuations in interest rates could significantly increase our expenses.  We will have significant interest expense for the foreseeable future, which in turn may increase or decrease due to interest rate fluctuations.  To partially mitigate this risk, we have used swaps to establish fixed interest rates on 79% of our outstanding senior term debt.

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

Our expansion strategy, which began in 2011 and has involved hiring additional sales personnel and building a new information technology (IT) infrastructure system, has been more difficult to execute than we expected.  This has resulted in some operating inefficiencies and has negatively affected our earnings and cash flow.  While we believe that we can resolve the issues facing us with modifications to our strategy, there is no assurance that we can manage the necessary changes in an optimal way so as to increase revenues and net income, and improve our cash flow.

Beginning in 2011 we have increased operating expenses primarily in two areas, the first by hiring additional sales personnel, and the second by building a new information technology (IT) infrastructure system, the cost of which has been part of selling, general and administrative expense.

In 2011, we began to distribute products under the Crystal Rock OfficeTM brand and commenced a hiring effort to increase our sales force substantially.  We believed that we would be able to finish this process in 2012 and obtain the full benefit of it in 2013, but the hiring and training of sales staff has gone slower than anticipated.  We now estimate that the benefit of a larger, well trained sales staff may not be fully realized until 2014 or 2015.

The development of our enhanced IT infrastructure system has also been more costly and difficult than we expected.  We have been working to build an enhanced system for customer relationship management (CRM) using the well-known platform Salesforce.com, a platform we originally intended to use for all of our CRM needs, including sales, our route system, and customer service.  As originally devised, our strategy would have involved replacing our existing route system software with this platform, but difficulties encountered in making the different software systems compatible have pushed this plan back and resulted in operating inefficiencies over the past two years.  We are currently assessing the issues involved in this installation and are executing a plan to have the system operational in 2013.  We are also not satisfied with the status of our Crystal Rock OfficeTM brand website for online ordering of office products, and believe that a website as robust and effective as we would like may not be fully developed until 2014.

We are working to control our expenses by scaling back our implementation of Salesforce.com and deferring some of our IT investment until revenues stabilize and increase, but there can be no assurance that we can manage these changes in an optimal way so as to increase revenues and net income, and improve our cash flow.

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

Our business has been and may continue to be affected from time to time by extremes of  weather, which may adversely affect our business.

While changing weather is a constant in our market area, we experienced extreme weather events in 2011 and 2012 that affected sales in those years and beyond.  In late August 2011, Tropical Storm Irene caused considerable, widespread damage in parts of our market area.  Flooding and resulting road damage reduced our ability to service customers in Vermont and Northern New York.  In addition, our costs increased to access our springs and ship products.  Subsequently, parts of Connecticut and Massachusetts experienced a major snowstorm in late October 2011, shutting off power and reducing access in some parts of those states for more than a week, with resulting service interruptions and operating cost increases in those areas.  More recently, in late October 2012, Hurricane Sandy caused significant destruction in the coastal Connecticut, New York City, and northern New Jersey portions of our market area.  Again, our customer service was interrupted, and we incurred extra costs.  The effects of extreme weather like these storms is difficult to quantify because of other variables, but in general these disruptions were temporary and without permanent effects on our business.  However, the cumulative effect of extremely adverse weather is not favorable to our business.

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

As part of our Home and Office delivery operations, we have entered into or assumed various lease agreements for properties used as distribution points and office space.  The following table summarizes these arrangements and includes our bottling facilities:

Location	Lease expiration	Sq. Ft.	Annual Rent
Williston, VT	June 2014	10,720	$81,686
Bow, NH	May 2015	12,800	60,000
Rochester, NY	January 2017	15,000	60,000
Buffalo, NY	September 2021	20,000	92,000
Syracuse, NY	October 2017	17,680	75,140
Halfmoon, NY	October 2016	22,500	166,275
Plattsburgh, NY	Month-to-month	5,000	24,000
Watertown, CT*	October 2016	67,000	452,250
Stamford, CT	October 2020	22,000	248,400
White River Junction, VT	May 2014	15,357	77,706
Watertown, CT	May 2013	15,000	57,960
Groton, CT	June 2014	7,500	56,375
Canton, MA Middlebury, CT Watertown, CT	January 2015 February 2016 September 2013	23,966 3,750 1,931	149,788 24,413 24,000
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

We expect that these facilities will meet our needs for the next several years.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	MINE SAFETY DISCLOSURE

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Common Stock is traded on the NYSE MKT under the symbol CRVP.  The table below indicates the range of the high and low daily closing prices per share of Common Stock as reported by the exchange.

Fiscal Year Ended October 31, 2012
	High	Low
First Quarter	$ .87	$.65
Second Quarter	$1.12	$.81
Third Quarter	$1.06	$.96
Fourth Quarter	$1.10	$.94

Fiscal Year Ended October 31, 2011
	High	Low
First Quarter	$ .90	$.66
Second Quarter	$1.00	$.77
Third Quarter	$1.54	$.72
Fourth Quarter	$ .90	$.68

The last reported sale price of our Common Stock on the NYSE MKT on January 18, 2013 was $1.04 per share.

As of that date, we had 347 record owners and believe that there were approximately 2,000 beneficial holders of our Common Stock.

No dividends have been declared or paid to date on our Common Stock.  Our senior credit agreement prohibits us from paying dividends without the prior consent of the lender.  It is unlikely that we will pay dividends in the foreseeable future.

Issuer Purchases of Equity Securities

 The following table summarizes the stock repurchases, by month, that were made during the fourth quarter ended October 31, 2012.

Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares as Part of a Publicly Announced Program (2)	Maximum Expenditure that May Yet be used for Purchases Under the Program (2)
August 1-31	2,800	$1.02	2,800	$491,831
September 1-30	-	-	-	491,831
October 1-31	-	-	-	491,831
Total	2,800	$1.02	2,800
(1)	Includes transaction costs.
(2)
On May 14, 2012 we announced a program to repurchase up to $500,000 of our common stock.  There is no expiration date for the plan to repurchase additional shares and the dollar limit may not be reached.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis (MD&A) is intended to help the reader understand our Company.  The MD&A should be read in conjunction with our consolidated financial statements and the accompanying notes.  This overview provides our perspective on the individual sections of the MD&A, as well as a few suggestions for reading these pages.  The MD&A includes the following sections:

▪	Business Overview — a brief description of fiscal year 2012.

▪	Results of Operations — an analysis of our consolidated results of operations for the two years presented in our consolidated financial statements.

▪	Liquidity and Capital Resources — an analysis of cash flows, sources and uses of cash, and contractual obligations and a discussion of factors affecting our future cash flow.

▪
Critical Accounting Policies — a discussion of accounting policies that require critical judgments and estimates. Our significant accounting policies, including the critical accounting policies discussed in this section, are summarized in the notes to the accompanying consolidated financial statements.

Business Overview

Sales were slightly lower and our business was less profitable for fiscal 2012 than in fiscal 2011.  This continued a trend of lower operating income, net income and cash flow from fiscal 2010 to fiscal 2012.  There are a number of factors that contributed to this trend, most notably (a) operational issues such as competition and our response to competitive factors, as well as (b) less controllable factors such as adverse weather conditions and environmental and political issues.  The 2012 decrease in sales was largely due to a decrease in coffee sales for the period, without offsetting sales in other product categories, partly due to continuing weather issues in our core market areas.

Competition – In past years, we have discussed the effect of competition on our water sales and water cooler rentals, including pressure from large competitors, both distribution and retail, as well as the movement by consumers to water filtration units.  More recently, we have experienced competition for coffee sales from a number of non-traditional competitors.  In particular, single-serve coffee and coffee machines have become significant products for office products companies, and have become available in an increasing number of retail and online outlets.

Operational Initiatives – In the face of competition, companies that do not cut prices face significant loss in volume of sales, but cutting prices adversely affects margins and operating income.  In the current market environment, we have had to cut our prices to preserve our volume.  In response to the competitive pressures noted above, we have, as previously disclosed, an opportunity to leverage our distribution network by selling other products, notably office products under the Crystal Rock OfficeTM brand.  Our expansion strategy has also involved refocusing on sales and marketing with a view to enhancing the value of our distribution system and customer relationship.  In furtherance of this strategy, beginning in 2011 we have increased operating expenses primarily in two areas, the first by hiring additional sales personnel, and the second by building a new information technology (IT) infrastructure system, the cost of which has been part of SG&A expense.  The IT infrastructure build-up is intended both to modernize our existing IT systems in all facets of our business and to develop a first-class web-based system for consumers to order our products.

The execution of our strategy has been somewhat more lengthy than anticipated.  In 2011, we began to distribute products under the Crystal Rock OfficeTM brand and commenced a hiring effort to increase our sales force substantially.  We believed that we would be able to finish this process in 2012 and obtain the full benefit of it in 2013, but the hiring and training of sales staff has gone slower than anticipated.  We now estimate that the benefit of a larger, well trained sales staff may not be fully realized until 2014 or 2015.  However, for a larger sales force to increase revenue, we will have to continue to be committed to offering quality products and customer service.

Similarly, the development of our enhanced IT infrastructure system has been more costly and difficult than we expected.  We have been working to build an enhanced system for customer relationship management (CRM) using the well-known platform Salesforce.com, a platform we originally intended to use for all of our CRM needs, including sales, our route system, and customer service.  As originally devised, our strategy would have involved replacing our existing route system software with this platform, but difficulties encountered in making the different software systems compatible have pushed this plan back and resulted in operating inefficiencies over the past two years.  This in turn has negatively impacted our earnings during these periods.  We are currently assessing the issues involved in this installation and are executing a plan to have the system operational in 2013.  We are also not satisfied with the status of our Crystal Rock OfficeTM brand website for online ordering of office products, and believe that a website as robust and effective as we would like may not be fully developed until 2014.

We are working to control our expenses by scaling back our implementation of Salesforce.com and deferring some of our IT investment until revenues stabilize and increase.  While we are optimistic about the effect of these revisions to our strategy, there is no assurance that we can manage these changes in an optimal way so as to increase revenues and net income, and improve our cash flow.  We expect 2013 to be a challenging year, but believe that our approach, which is to defer some change until we have consolidated the changes we have made so far, is our best path to success as we pursue the opportunity to become a larger company with a more diverse product offering.

Other Factors – While changing weather is a constant in our market area, we experienced extreme weather events in 2011 and 2012 that affected sales in those years and beyond.  In late August 2011, Tropical Storm Irene caused considerable, widespread damage in parts of our market area.  Flooding and resulting road damage reduced our ability to service customers in Vermont and Northern New York.  In addition, our costs increased to access our springs and ship products. The impact of Tropical Storm Irene was felt into the first quarter of 2012.  Subsequently, parts of Connecticut and Massachusetts experienced a major snowstorm in late October 2011, shutting off power and reducing access in some parts of those states for more than a week, with resulting service interruptions and operating cost increases in those areas.  The major portion of the financial effect from this early snowstorm was felt in the first quarter of 2012.  More recently, in late October 2012, Hurricane Sandy caused significant destruction in the coastal Connecticut, New York City, and northern New Jersey portions of our market area.  Again, our customer service was interrupted, and we incurred extra costs.  Hurricane Sandy affected our business in the last few days of fiscal 2012 and into the first quarter of fiscal 2013.  The effects of extreme weather like these storms is difficult to quantify because of other variables, but in general these disruptions were temporary and without permanent effects on our business.

In terms of local politics, environmental groups have argued that the use of plastic as a bottled water container is wasteful and deleterious, and in a handful of municipalities have banned government purchases.  These factors generally affect single-serve water containers more than water sales in 3- and 5-gallon containers, but they do influence our marketplace.

For our fiscal year ended October 31, 2012, we determined our goodwill was impaired (a non-cash charge) in the amount of $19,967,000, which materially reduced our income from operations and net income to losses.  At October 31, 2012, the valuation by which we measure goodwill impairment was significantly affected by our lower earnings trend.  Impairment of goodwill does not affect the Company’s liquidity or indicate its profitability prospects in the future.  Nevertheless, it was a substantial component of our loss from operations of $16,635,000 and net loss of $18,478,000.  But for the impairment of goodwill, those line items would have shown income, not losses.

As of October 31, 2012, we continued to have adequate cash on hand and borrowing capacity while reducing debt. As discussed above, in 2011 and 2012, we used a significant amount of cash to fund an upgrade of our IT infrastructure to facilitate an expansion of our product offerings and run our business more efficiently. Subsequent to fiscal year 2012 we used a significant amount of cash for discretionary subordinated debt reduction.

The market area in which we operate has an uncertain economic environment.  While we have created opportunities that we expect will result in increased sales, we anticipate cost pressures related to commodities affecting our business, most notably fuel and coffee, as we continue to build our brands.

Results of Operations

Fiscal Year Ended October 31, 2012 Compared to Fiscal Year Ended October 31, 2011

Sales
Sales for fiscal year 2012 were $71,122,000 compared to $71,610,000 for 2011, a decrease of $488,000 or 1%.  Sales attributable to acquisitions in fiscal year 2012 were $105,000.

The comparative breakdown of sales is as follows:

Product Line	2012 (in 000’s $)	2011 (in 000’s $)	Difference (in 000’s $)	% Diff.
Water	$29,015	$28,993	$22	-
Coffee	16,796	17,492	(696)	(4%)
Refreshment	11,718	11,753	(35)	-
Equipment Rental	8,415	8,655	(240)	(3%)
Other	5,178	4,717	461	10%
Total	$71,122	$71,610	$(488)	1%

Water – Water sales volume increased 1% as a result of an increase in bottles sold.  However, that was offset by a 1% decrease in price.  The increase in volume was primarily due to more bottles being sold to outside distributors.  Weather continues to have a negative impact on distribution as Tropical Storm Irene and Hurricane Sandy interrupted service in the first and fourth quarters of 2012, respectively.  Acquisitions had no significant impact in the change of water sales in fiscal year 2012 compared to 2011.

Coffee – There was a 5% decrease in sales of single-serve coffee, to $11,276,000 from $11,883,000, despite an increase of 75% in our Cool Beans® pod sales.  Cool Beans® made up 6% of the category in 2012.  There was also a 2% decrease in sales of our traditional coffee products for office and food service brewers.  In general, coffee sales declined as a result of strong competition in the marketplace, as well as a changing distribution landscape.  Acquisitions did not materially affect this category in 2012 compared to 2011.

Refreshment – A decrease in soft drink and vending sales more than offset increased sales of coffee refreshment products as well as cups.

Equipment Rental – The decrease in equipment rental revenue in fiscal year 2012 compared to the prior year was a result of a 3% decrease in average units in the field while average rental price remained essentially the same.  The decrease in placements was due to lower market demand primarily earlier in the year.  Acquisitions had no impact in the change of rental revenue in fiscal year 2012 compared to 2011.

Other – The increase is attributable to sales of office products which increased 46% and stamp sales which increased 19%.  Fees that are charged to offset energy costs for delivery and freight, raw materials, and bottling operations decreased 2% based on the market price of diesel fuel.

Gross Profit/Cost of Goods Sold
Gross profit decreased $593,000, or 2%, in fiscal year 2012 compared to 2011, to $36,645,000 from $37,238,000.  Gross profit as a percentage of sales was 52% for both years.  The decrease in gross profit margin was attributable to lower sales, particularly for coffee and rental, and changes in product sales mix, most notably toward higher office products sales, which yield a lower margin.  In addition, gross profit in fiscal year 2012 was negatively impacted by a decrease in fuel adjustment charges that are charged to offset energy costs for delivery and freight, raw materials, and bottling operations.

Cost of goods sold includes all costs to bottle water, costs of purchasing and receiving products for resale (including freight), as well as costs associated with product quality, warehousing and handling costs, internal transfers, and the repair and service of rental equipment, but does not include the costs of distributing our product to our customers.  We include distribution costs in selling, general, and administrative expense, and the amount is reported below.  Other companies may include distribution costs in their cost of goods sold, in which case, on a comparative basis, such other companies may have a lower gross margin as a result.

Income (loss) from Operations/Operating Expenses
The loss from operations was $16,635,000 in 2012 compared to income from operations of $4,507,000 in 2011, a decrease of $21,142,000.  The most significant component of this decrease was goodwill impairment of $19,967,000 in 2012.  There was no such impairment in 2011.  Total operating expenses increased to $53,280,000 for the year, from $32,731,000 the prior year, an increase of $20,549,000.

Selling, general and administrative (SG&A) expenses were $31,152,000 in fiscal year 2012 and $30,059,000 in 2011, an increase of $1,093,000, or 4%.  Of total SG&A expenses:

•
Route sales costs increased 2%, or $334,000, to $13,899,000 in fiscal year 2012 from $13,565,000 in fiscal year 2011, primarily related to higher labor, fuel, and vehicle costs.  Included as a component of route sales costs are total direct distribution related costs which increased $314,000, or 2%, to $13,193,000 in fiscal year 2012 from $12,879,000 in fiscal year 2011, primarily as a result of higher labor, fuel, and vehicle costs;

•
Selling costs increased 10%, or $462,000, to $5,054,000 in fiscal year 2012 from $4,592,000 in fiscal year 2011 as a result of higher labor costs associated with hiring and training a larger sales staff;

•
Administrative costs increased 2%, or $297,000, to $12,199,000 in fiscal year 2012 from $11,902,000 in fiscal year 2011, in part as a result of higher costs to enhance our IT infrastructure.  Those costs were $1,600,000 in 2012, compared to $1,500,000 in 2011, and more than offset a lower provision for bad debts as well as lower consulting and legal fees.

Advertising expenses decreased to $1,251,000 in fiscal year 2012 from $1,555,000 in 2011, a decrease of $304,000, or 20%. The decrease in advertising costs is primarily related to a decrease in agency costs and internet and Yellow Pages advertising.

Amortization decreased $88,000, or 8%, to $980,000 in fiscal year 2012 from $1,068,000 in 2011.  Amortization is attributable to intangible assets that were acquired as part of acquisitions in recent years.

There was a gain from the sale of miscellaneous assets in fiscal year 2012 of $71,000 compared to a loss on the sale of assets of $49,000 in fiscal year 2011.  These were sales of miscellaneous assets no longer used in the course of business.

In fiscal year 2012, we incurred an impairment loss of $19,967,000.  The impairment loss was a non-cash charge and was a result of the assessment of our goodwill as of October 31, 2012.  Goodwill had been recorded for acquisitions from 1996 through 2009.  We conducted an assessment of goodwill as of October 31, 2012 and 2011.  The assessment of the carrying value of goodwill is a two step process.  In step one, the fair value of the Company is determined, using a weighted average of three different approaches:  quoted stock price (a market approach), value comparisons to publicly traded companies (see note 1) believed to have comparable reporting units (a market approach), and discounted net cash flow (an income approach).  These approaches provide a reasonable estimation of the value of the Company and take into consideration the Company’s thinly traded stock and concentrated holdings, market comparable valuations, and expected results of operations.  We used the following percentages for the weighted average of the three different approaches in both fiscal year 2012 and 2011:

__________________________
1 These were the companies used in the year marked:

Company Name	Exchange	Symbol	2012	2011
Coca-Cola Bottling Co., Consolidated	NYSE	COKE	X	X
Farmer Bros. Co.	NASDAQ	FARM	X	X
Green Mountain Coffee Roasters, Inc.	NASDAQ	GMCR	X	X
a-Monster Beverage Corp.	NASDAQ	HANS	X	X
Coca-Cola Enterprises, Inc.	NYSE	MNST	X	X
National Beverage Corp.	NASDAQ	FIZZ	X	X
Cott Corporation	Toronto	BCB	X	X
Coffee Holding Co., Inc.	NASDAQ	JVA	X	X
Dr. Pepper Snapple Group, Inc.	NYSE	DPS	X	X
Leading Brands, Inc.	NASDAQ	LBIX	X	X
Primo Water Corporation	NASDAQ	PRMW	X	X
a-Hansen Natural Corp. changed its name to Monster Beverage Corp. on January 5, 2012.

Quoted stock price	20%
Value comparisons to publicly traded companies	20%
Discounted net cash flow	60%

The resulting estimated fair value is then compared to the Company’s equity value.  Our step one assessment as of October 31, 2012 indicated that goodwill on our books may be impaired when we determined the Company’s fair value was less than the Company’s equity as of the valuation date.  The assessment as of October 31, 2011 concluded that the Company’s fair value exceeded the Company’s equity, and therefore goodwill was not impaired as of the valuation date.

When an impairment was indicated as of October 31, 2012, we used step two to determine the amount of the impairment. In that process we allocated the estimated fair value to all of the assets and liabilities of the Company (including unrecognized intangible assets) as if the Company had been acquired in a business combination using the estimated fair value as the price paid.  We then recognized impairment in the amount by which the carrying value of goodwill exceeded the implied fair value of goodwill as determined in the allocation.

In establishing fair market valuations in both step one and step two of the goodwill impairment testing process, the Company assumed a nontaxable hypothetical transaction considering the feasibility of an acquisition structure and whether the assumed structure would result in the highest and best use and would provide maximum value to the seller, including consideration of related tax implications.

Impairment was primarily the result of a decline in estimate fair value resulting from the income approach which relies on a discounted cash flow analysis of the Company’s projected cash flows as well as an analysis of comparable “guideline” companies. These valuations are reflective of the competitive business environment that the Company operates in. In addition, as mentioned above, the Company has undertaken operating initiatives to increase its competitive advantage over the long term. These initiatives have increased operating expenses prior to generating anticipated sales which negatively impacted cash flow in the early years of the analysis.

Other Income and Expense, Income Taxes, and (Loss) Income before Income Taxes
Interest expense was $2,181,000 for fiscal year 2012 compared to $2,247,000 for fiscal year 2011, a decrease of $66,000.  The decrease is primarily attributable to lower outstanding debt.

The loss before income taxes in fiscal year 2012 was $18,821,000 compared to income before income taxes of $2,255,000 in fiscal year 2011, a decrease of $21,076,000.  Aside from the impairment charge, operating results declined from 2012 to 2011 as result of lower sales and gross profit and higher operating costs.

The tax benefit for fiscal year 2012 was $343,000 compared to tax expense of $770,000 for fiscal year 2011 and resulted in an effective tax rate of (2%) in 2012 and 34% in 2011. The tax benefit in 2012 is a result of the write-off of goodwill that resulted in the reversal of a deferred tax liability. The lower effective tax rate in 2012 is attributable to the exclusion of a portion of the impairment loss related to nondeductible goodwill from the determination of income taxes. Net of the impairment charge, there was an increase in the effective tax rate from 2011 to 2012 primarily as a result of a settlement of a state tax issue that was favorable to the Company in 2011 that did not recur in 2012.  Our total effective tax rate is a combination of federal and state rates for the states in which we operate.

Net (Loss) Income
The net loss in fiscal year 2012 was $18,478,000 compared to net income of $1,486,000 in 2011, a decrease of $19,964,000.  As noted above, the most significant component of the net loss in 2012 was goodwill impairment of $19,967,000.  Aside from the impairment charge, earnings were lower as a result of lower sales and gross profit and higher operating costs. The net loss and income in the respective years was completely attributable to continuing operations.

Based on the weighted average number of shares of Common Stock outstanding of 21,384,000 (basic and diluted), loss per share in fiscal year 2012 was $.86 per share.  This was a decrease of $.93 per share from fiscal year 2011, when the weighted average number of shares of Common Stock outstanding was 21,389,000 (basic and diluted) and we had net income of $.07 per share.

The fair value of our interest rate hedge swap agreements increased favorably $281,000 during fiscal year 2012 compared to a favorable increase of $374,000 in 2011. This resulted in unrealized gains of $170,000 and $231,000, net of reclassification adjustments and taxes, respectively, for the fiscal years ended October 31, 2012 and 2011.  The increase during the year has been recognized as an adjustment to net (loss) income to arrive at comprehensive income as defined by the applicable accounting standards.

Liquidity and Capital Resources

As of October 31, 2012, we had working capital of $6,903,000 compared to $8,640,000 as of October 31, 2011, a decrease of $1,737,000.  The decrease in working capital was attributable to a decrease in net cash provided by operations as well as an expected discretionary payment of $1,500,000 of subordinated debt classified as a current liability as of October 31, 2012.  Net cash provided by operating activities was $4,110,000 in 2012 compared to $6,141,000 in 2011, a decrease of $2,031,000.  The decrease reflects lower net income in 2012.

We use cash provided by operations to repay debt and fund capital expenditures.  In fiscal year 2012, we used $2,714,000 for repayment of debt. This was $301,000 more than we paid in 2011 because of a $500,000 one-time repayment of senior debt in February 2012. In 2011 we had $199,000 of debt repayment related to acquisitions which did not reoccur in 2012.  We used $730,000 more for capital expenditures in 2012 than in 2011. The increase was primarily due to upgrading cooler and brewer inventory.  In addition, there was $336,000 more capital expenditures on computer system upgrades in 2012 and $1,600,000 in operating expenses to fund our continuing IT infrastructure upgrades.  We used $504,000 of cash to complete acquisitions in 2012 compared to $475,000 in the prior year.

Our Credit Agreement with Bank of America has a total loan capacity of $20,500,000 and obligates the Company to a $15,500,000 term note and access to a $5,000,000 revolving line of credit.  The revolving line of credit can be used for the purchase of fixed assets, to fund acquisitions, to collateralize letters of credit, and for operating capital and matures in April 2013.   Since sufficient cash was generated from operations, we have not borrowed from the facility in the past two years, so there was no balance on the line of credit as of October 31, 2012 except for a collateralized a letter of credit in the amount of $1,504,000.  Consequently, as of October 31, 2012, there was $3,496,000 available to borrow from the revolving line of credit.  There was $9,465,000 outstanding on the term note as of October 31, 2012.

The Agreement amortizes the term debt over a five-year period with 59 equal monthly installments of $184,500, commencing May 5, 2010, and a final payment of $4,114,500 due at the end of five years.  Also under the Agreement, the Company is obligated to calculate Consolidated Excess Cash Flow based on its financial results for each fiscal year to determine if additional principal is due on the term note.  Based on the results of the calculation for fiscal year 2011, in accordance with the Agreement a $500,000 principal payment for the term loan was made on February 6, 2012.  In December 2012, the Bank waived the Consolidated Excess Cash Flow requirement for fiscal year 2012.

The Company is subject to various restrictive covenants under the Agreement, and is prohibited from entering into other debt agreements without the bank’s consent.  The covenants include senior debt service coverage as defined of greater than 1.25 to 1, total debt service coverage as defined of greater than 1 to 1, and senior debt to EBITDA as defined of less than 2.50 to 1.  As of October 31, 2012, we were in compliance with all of the financial covenants of our credit facility.  The Agreement prohibits us from paying dividends without prior consent of the lender.  In 2012, the Agreement was amended to change the definition of Consolidated Adjusted Operating Cash Flow to add $965,000 to the calculation of Cash Flow for the reference periods under the Agreement that end April 30, 2012, July 31, 2012 and October 31, 2012.  This revision is intended to reflect the expenditures for upgrades to the Company’s IT infrastructure, which are expected to provide a long-term benefit but do not qualify as capital expenditures under the Agreement.

Under the Agreement, interest is paid at a rate of one-month LIBOR plus a margin based on the achievement of a specified leverage ratio.  As of October 31, 2012 the margin was 2.75% for the term note and 2.50% for the revolving line of credit.  The Company is required to fix the interest rate on at least 75% of the outstanding balance of the term note and accomplishes this by entering into interest rate swap agreements.  As of October 31, 2012, the Company had $1,991,250 of the term debt subject to variable interest rates.  The one-month LIBOR was .21% resulting in total variable interest rates of 3.96% and 2.71%, for the term note and the revolving line of credit as of October 31, 2012.

In addition to the senior debt, as of October 31, 2012, the Company had subordinated debt owed to Henry, Peter and Jack Baker, all of whom are directors and significant shareholders, in the aggregate principal amount of $13,000,000 that is due October 5, 2015.  Subsequent to the fiscal year-end in December 2012, with consent of Bank of America and the subordinated debt holders, we used $1,500,000 of cash to repay subordinated debt, reducing the balance outstanding to $11,500,000.

As of October 31, 2012, we had three interest rate swap agreements with Bank of America in effect.  The intent of one swap, entered into on April 5, 2010, is to fix the interest rate on at least 75% of the outstanding balance on the term loan as required by the credit facility.  The swap fixes the interest rate for the swapped amount at 4.76% (2.01% plus the applicable margin, 2.75%).  An additional swap entered into on the same date offsets the swap that fixed the interest on a portion of the term loan and became ineffective when we entered into the Agreement.

In addition to our senior and subordinated debt commitments, we have significant future cash commitments, primarily in the form of operating leases that are not reported on the balance sheet.  These operating leases are described in Note 15 to our Audited Consolidated Financial Statements.

The following table sets forth our contractual commitments as of October 31, 2012:

	Payment due by Period (3)
Contractual Obligations	Total	2013	2014-2015	2016-2017	After 2017
Debt (2)	$22,566,000	$2,315,000	$20,251,000	$-	$-
Interest on Debt (1)	5,002,000	1,800,000	3,202,000	-	-
Operating Leases	15,815,000	4,593,000	6,269,000	3,516,000	1,437,000
Licensing Fees	962,000	351,000	611,000	-	-
Total	$44,345,000	$9,059,000	$30,333,000	$3,516,000	$1,437,000

(1)	Interest based on 79% of outstanding senior debt at the hedged interest rate discussed above, 21% of outstanding senior debt at a variable rate of 2.96% and subordinated debt at a rate of 12%.

(2)	The 2013 amount does not include the $1,500,000 discretionary payment made in December 2012.

(3)
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

Adverse economic conditions in recent years have negatively impacted many businesses financial performance and restricted credit availability.  In addition, we do not think that the economy in our region has fully recovered from the recession that started in 2008. The competitive landscape created by the economic environment has eroded our margin over that time. As mentioned above, we have used cash to build an information technology infrastructure to facilitate the expansion of our product offerings and run our business more efficiently and increased and trained our sales staff to gain an immediate competitive edge and prosper when the economy in our region improves. However, no assurance can be given that the future economic environment will not adversely affect our cash flow and results of operations or that we will have adequate access to credit.

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

Goodwill – Intangible Asset Impairment
We have acquired a significant number of companies.  The excess of the purchase price over the fair value of the assets and liabilities acquired has been recorded as goodwill.  If goodwill is not impaired, it would remain as an asset on our balance sheet at the value assigned in the acquisitions.  If it is impaired, we would be required to write down the asset to an amount that accurately reflects its estimated implied value.  We completed a valuation of the Company performed as of October 31, 2012 and 2011. As of October 31, 2012 we determined that goodwill was impaired and as of October 31, 2011 goodwill was not impaired.

The assessment of the carrying value of goodwill is a two step process. In step one, the fair value of the Company is determined, using a weighted average of three different approaches – quoted stock price (a market approach), value comparisons to publicly traded companies believed to have comparable reporting units (a market approach), and discounted net cash flow (an income approach).  This approach provides a reasonable estimation of the value of the Company and takes into consideration the Company’s thinly traded stock and concentrated holdings, market comparable valuations, and expected results of operations. The resulting estimated fair value is then compared to its equity value. On October 31, 2012 the step one assessment yielded the following fair value:

	Determined	Controlling
	Minority	Interest
	Value	Value (a)	Weighting	Contribution
Quoted Stock Price	$21,400,000	$23,540,000	20%	$4,708,000
Guideline Companies	$16,981,000	$21,750,100	20%	$4,350,020
Discounted Net Cash Flow	$17,800,000	$20,871,000	60%	$12,522,600
Concluded Fair Value				$21,580,620
(a) Reflects application of the following control premiums: (1) 10% for the quoted stock price approach, (2) 10% for guideline approach, and (3) zero for the discounted net cash flow (DCF) approach. Guideline and DCF approaches also reflect addition of cash balance.

The concluded fair value was less than the Company’s equity value as of October 31, 2012 by 3%. If the equity value exceeds the fair value in step one then step two estimates the fair value of the Company’s assets and liabilities (including unrecognized intangible assets). This value is then allocated among the assets and liabilities as if they had been acquired in a business combination and the estimated fair value was the price paid.

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

In step two, we then allocated the estimated fair value to all of the assets and liabilities of the Company (including unrecognized intangible assets) as if the Company had been acquired in a business combination and the estimated fair value was the price paid. The amount of impairment recognized was the difference the carrying value of goodwill exceeded the implied value of goodwill as determined in this allocation.

In addition to the assumptions we made in the valuation process during step one, we used important resources and made assumptions in step two in order to allocate fair value. These include but are not limited to:
▪
We relied on our experience in the industry and knowledge of the business to assign value to tangible and intangible assets such as customer relationships, workforce, contracts (leases), royalties and fixed assets.

▪	Our ability to interpret data from other companies and valuations as well as publicly available economic reports.
▪
Consideration and use of several commonly used valuation models such as Cost, Market and Income Approaches as well as Discounted cash Flow Analysis, Relief-from-Royalty, Excess Earnings Method, and Avoided Loss of Income Method and weighted average models (weighted average cost of capital and weighted average return on assets) to obtain and verify valuations and allocate them accordingly.

In establishing fair market valuations in both step one and step two of the goodwill impairment testing process, the Company assumed a nontaxable hypothetical transaction considering the feasibility of an acquisition structure and whether the assumed structure would result in the highest and best use and would provide maximum value to the seller, including consideration of related tax implications.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of October 31, 2012. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of October 31, 2012, the Company's internal control over financial reporting is effective based on those criteria.

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

b) Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended October 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to the sections captioned “Directors,” “Our Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance” and “Committees of the Board of Directors” in our 2013 proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended October 31, 2012.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to the sections captioned “Compensation of Executive Officers” and “Compensation of Non-Employee Directors” in our 2013 proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended October 31, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table sets forth certain information as of October 31, 2012 about shares of our Common Stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements that were not required to be and were not submitted to our stockholders for approval.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)).
Equity compensation plans approved by security holders	269,500	$2.48	1,954,500
Equity compensation plans not approved by security holders	-0-	-	-0-
Total	269,500	$2.48	1,954,500

Additional information required by this Item is incorporated by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in our 2013 proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended October 31, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to the section captioned “Corporate Governance” in our 2013 proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended October 31, 2012.

ITEM 14.                PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated by reference to the sections captioned “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policies and Procedures” in our 2013 proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended October 31, 2012.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

a)	The following documents are filed as part of this report:

(1) Financial Statements
Report of Independent Registered Public Accounting Firm                         F-1
Consolidated Balance Sheets as of October 31, 2012 and 2011                    F-2
Consolidated Statements of Operations for the years
   ended October 31, 2012 and 2011                                                              F-3
Consolidated Statements of Changes in Stockholders’ Equity
  and Comprehensive Income for the years ended October
  31, 2012 and 2011                                                                                          F-4
Consolidated Statements of Cash Flows for the years ended
  October 31, 2012 and 2011                                                                                F-5
Notes to the Consolidated Financial Statements                                F-6 - F-26

(2) Schedules

None

(3) Exhibits:
Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Certificate of Incorporation		S-4	September 6, 2000	Exhibit B to Appendix A
3.2	Certificate of Amendment to Certificate of Incorporation		8-K	October 19, 2000	4.2
3.3	Amended and Restated By-Laws as adopted March 29, 2010		8-K	April 2, 2010	3.2
3.4	Certificate of Ownership and Merger of Crystal Rock Holdings, Inc. with and into Vermont Pure Holdings, Ltd.		8-K	April 30, 2010	3.1
4.1	Registration Rights Agreement with Peter K. Baker, Henry E. Baker, John B. Baker and Ross Rapaport		8-K	October 19, 2000	4.6
10.1*	1998 Incentive and Non-Statutory Stock Option Plan, as amended		14A	February 28, 2003	A
10.2*	2004 Stock Incentive Plan		14A	March 1, 2004	B
10.3*	Employment Agreement dated May 2, 2007 with Peter K. Baker		8-K	May 2, 2007	10.1
10.4*	Employment Agreement dated May 2, 2007 with Bruce S. MacDonald		8-K	May 2, 2007	10.3
10.5*	Employment Agreement dated May 2, 2007 with John B. Baker		8-K	May 2, 2007	10.2
10.6	Lease of Buildings and Grounds in Watertown, Connecticut from the Baker’s Grandchildren Trust		S-4	September 6, 2000	10.22

10.7	First Amendment to the Lease of Buildings and Grounds in Watertown, Connecticut from the Baker’s Grandchildren Trust	10-Q	September 14, 2007	10.4
10.8	Amended and Restated Credit Agreement dated April 5, 2010 with Bank of America.	8-K	April 9, 2010	10.1
10.9	Form of Amended and Restated Term Note dated April 5, 2010 to Bank of America.	8-K	April 9, 2010	10.2
10.10	Form of Amended and Restated Subordination and Pledge Agreement dated April 5, 2010 between Henry E. Baker and Bank of America.	8-K	April 9, 2010	10.3
10.11	Form of Amended and Restated Subordination and Pledge Agreement dated April 5, 2010 between John B. Baker and Peter K. Baker and Bank of America.	8-K	April 9, 2010	10.4
10.12	Form of Amended and Restated Promissory Note dated April 5, 2010 issued to Henry E. Baker, John B. Baker and Peter K. Baker	8-K	April 9, 2010	10.5
10.13	Form of Indemnification Agreement dated November 2, 2005 with each of Henry E. Baker, John B. Baker, Peter K. Baker, Phillip Davidowitz,David Jurasek, Bruce S. MacDonald and Ross S. Rapaport	10-K	January 30, 2006	10.21
10.14	Form of Indemnification Agreement dated November 2, 2005 with each of John M. Lapides and Martin A. Dytrych and dated February 15, 2012 for Lori J. Schafer	10-K	January 30, 2006	10.22
10.15	Installation Agreement with American Capital Energy, Inc. dated August 29, 2007	10-K	January 29, 2008	10.29
10.16	Financial Assistance Agreement with Connecticut Innovations dated August 20, 2007	10-K	January 29, 2008	10.30
10.17*	Amendment No. 1 to Employment Agreement with Peter K. Baker dated September 10, 2009.	10-Q	September 14, 2009	10.1
10.18*	Amendment No. 1 to Employment Agreement with John B. Baker dated September 10, 2009.	10-Q	September 14, 2009	10.2
10.19	Settlement Agreement and General Release dated as of May 6, 2010 by and between Vermont Pure Holdings, et al. and Cozen et al.	10-Q	June 14, 2010	10.1
10.20	Letter of Waiver and Consent dated September 15, 2010 signed by Martin Dytrych, Henry Baker, Peter Baker, and John Baker.	8-K	October 1,2010	10.1
10.21	First Amendment to the Credit Agreement dated September 28, 2010 with Bank of America.	8-K	October 1,2010	10.2
10.22	Letter from Henry E., Peter K., and John B. Baker and Ross S. Rapaport, as trustee, to Bank America, as agreed to, to amend Subordination Agreements.	8-K	October 1,2010	10.3
10.23	Lease of Building and Land in Stamford, Connecticut from Henry E. Baker dated September 30, 2010.	8-K	October 1,2010	10.4
10.24*	Amendment No. 2 to Employment Agreement with Peter K. Baker dated October 19, 2011.	10-K	January 27, 2012	10.24

10.25*	Amendment No. 2 to Employment Agreement with John B. Baker dated October 19, 2011.		10-K	January 27, 2012	10.25
10.26	Second Amendment to the Credit Agreement with Bank of America dated May 14, 2012.		10-Q	June 14, 2012	10.1
21.1	Subsidiary	X
23.1	Consent of Wolf & Company, P.C.	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101
Interactive Data Files regarding (a) our Consolidated Balance Sheets as of October 31, 2012 and October 31, 2011, (b) our Consolidated Statements of Income for the years ended October 31, 2012 and 2011, (c) Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the years ended October 31, 2012 and 2011 (d) our Consolidated Statements of Cash Flows for the years ended October 31, 2012 and 2011, and (e) the Notes to such Consolidated Financial Statements.

X
* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Crystal Rock Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRYSTAL ROCK HOLDINGS, INC.

Dated: January 29, 2013	By: /s/ Peter K. Baker
Peter K. Baker, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Ross S. Rapaport Ross S. Rapaport	Chairman of the Board of Directors	January 29, 2013
/s/ Henry E. Baker Henry E. Baker	Director, Chairman Emeritus	January 29, 2013
/s/ John B. Baker John B. Baker	Executive Vice President and Director	January 29, 2013
/s/ Peter K. Baker Peter K. Baker	Chief Executive Officer and Director	January 29, 2013
/s/ Martin A. Dytrych Martin A. Dytrych	Director	January 29, 2013
/s/ John M. Lapides John M. Lapides	Director	January 29, 2013

/s/ Lori J. Schafer Lori J. Schafer	Director	January 29, 2013
/s/ Bruce S. MacDonald Bruce S. MacDonald	Chief Financial Officer, Chief Accounting Officer and Secretary	January 29, 2013

EXHIBITS TO CRYSTAL ROCK HOLDINGS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED OCTOBER 31, 2012
Exhibits Filed Herewith

Exhibit
Number	Description

21.1	Subsidiary
23.1	Consent of Wolf & Company, P.C.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE

Report of the Independent Registered Public Accounting Firm	F-1

Financial Statements:

Consolidated Balance Sheets, October 31, 2012 and 2011	F-2

Consolidated Statements of Operations, Fiscal Years Ended October 31, 2012 and 2011	F-3

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss), Fiscal Years Ended October 31, 2012 and 2011	F-4

Consolidated Statements of Cash Flows, Fiscal Years Ended October 31, 2012 and 2011	F-5

Notes to the Consolidated Financial Statements	F-6 - F-26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Crystal Rock Holdings, Inc.
Watertown, Connecticut

We have audited the accompanying consolidated balance sheets of Crystal Rock Holdings, Inc. and subsidiary as of October 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crystal Rock Holdings, Inc. and subsidiary as of October 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Wolf & Company, P.C.
Boston, Massachusetts
January 29, 2013

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	October 31,	October 31,
	2012	2011

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,071,277	$5,378,575
Accounts receivable, trade - net of reserve of $447,302 and
$543,528 for 2012 and 2011, respectively	7,950,067	7,801,811
Inventories	2,629,665	2,673,827
Current portion of deferred tax asset	421,679	570,142
Other current assets	1,387,288	1,134,658

TOTAL CURRENT ASSETS	15,459,976	17,559,013

PROPERTY AND EQUIPMENT - net	8,127,582	8,174,096

OTHER ASSETS:
Goodwill	12,156,790	32,123,294
Other intangible assets - net	2,312,433	2,788,408
Other assets	39,000	39,000

TOTAL OTHER ASSETS	14,508,223	34,950,702

TOTAL ASSETS	$38,095,781	$60,683,811

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long term debt	$3,815,103	$2,714,000
Accounts payable	1,709,506	2,598,627
Accrued expenses	2,254,994	2,800,751
Current portion of customer deposits	650,540	662,704
Current portion of unrealized loss on derivatives	127,180	142,558

TOTAL CURRENT LIABILITIES	8,557,323	8,918,640

Long term debt, less current portion	7,251,000	9,465,000
Deferred tax liability	4,506,148	4,408,593
Subordinated debt	11,500,000	13,000,000
Customer deposits	2,487,123	2,515,772
Long term portion of unrealized loss on derivatives	-	265,645

TOTAL LIABILITIES	34,301,594	38,573,650

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock - $.001 par value, 50,000,000 authorized shares,
21,960,229 issued and 21,380,731 outstanding shares as of
October 31, 2012 and 21,960,229 issued and 21,388,681	21,960	21,960
outstanding as of October 31, 2011
Additional paid in capital	58,462,497	58,462,497
Treasury stock, at cost, 579,498 shares as of October 31, 2012
and 571,548 shares as of October 31, 2011	(878,560)	(870,391)
Accumulated deficit	(53,735,401)	(35,257,887)
Accumulated other comprehensive loss	(76,309)	(246,018)
TOTAL STOCKHOLDERS' EQUITY	3,794,187	22,110,161

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$38,095,781	$60,683,811

See the accompanying notes to the consolidated financial statements.
F-2

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended October 31,
	2012	2011

NET SALES	$71,121,778	$71,609,774

COST OF GOODS SOLD	34,476,776	34,371,757

GROSS PROFIT	36,645,002	37,238,017

OPERATING EXPENSES:
Selling, general and administrative expenses	31,151,991	30,058,454
Advertising expenses	1,251,426	1,555,392
Amortization	980,427	1,067,891
(Gain) loss on disposal of property and equipment	(70,752)	49,015
Impairment loss - goodwill	19,966,504	-

TOTAL OPERATING EXPENSES	53,279,596	32,730,752

(LOSS) INCOME FROM OPERATIONS	(16,634,594)	4,507,265

OTHER EXPENSE:
Interest	2,181,032	2,246,905
Loss on derivatives	5,151	5,057

TOTAL OTHER EXPENSE	2,186,183	2,251,962

(LOSS) INCOME BEFORE INCOME TAXES	(18,820,777)	2,255,303

INCOME TAX (BENEFIT) EXPENSE	(343,263)	769,777

NET (LOSS) INCOME	$(18,477,514)	$1,485,526

NET (LOSS) INCOME PER SHARE - BASIC	$(0.86)	$0.07

NET (LOSS) INCOME PER SHARE - DILUTED	$(0.86)	$0.07

WEIGHTED AVERAGE SHARES USED IN COMPUTATION - BASIC	21,384,406	21,388,681
WEIGHTED AVERAGE SHARES USED IN COMPUTATION - DILUTED	21,384,406	21,388,681

See the accompanying notes to the consolidated financial statements.
F-3

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)
							Accumulated
	Common		Additional		Treasury		Other
	Shares	Stock	Paid in	Treasury	Stock	Accumulated	Comprehensive		Comprehensive
	Issued	Par Value	Capital	Shares	Amount	Deficit	Loss	Total	Income (Loss)
Balance, October 31, 2010	21,960,229	$21,960	$58,462,497	571,548	$(870,391)	$(36,743,413)	$(477,301)	$20,393,352

Net income						1,485,526		1,485,526	$1,485,526

Unrealized gain on derivatives, net of reclassification
adjustment, amortization, and taxes							231,283	231,283	231,283

Balance, October 31, 2011	21,960,229	$21,960	$58,462,497	571,548	$(870,391)	$(35,257,887)	$(246,018)	$22,110,161	$1,716,809

Shares repurchased				7,950	(8,169)			(8,169)

Net loss						(18,477,514)		(18,477,514)	$(18,477,514)

Unrealized gain on derivatives, net of reclassification
adjustment, amortization, and taxes							169,709	169,709	169,709

Balance, October 31, 2012	21,960,229	$21,960	$58,462,497	579,498	$(878,560)	$(53,735,401)	$(76,309)	$3,794,187	$(18,307,805)

See the accompanying notes to the consolidated financial statements.
F-4

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended October 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(18,477,514)	$1,485,526
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	3,364,037	3,601,091
Provision for bad debts on accounts receivable	163,007	354,624
(Recovery) provision for bad debts on notes receivable	-	(3,797)
Amortization	980,427	1,067,891
Impairment loss - goodwill	19,966,504	-
Non cash interest expense	48,001	48,952
Loss on derivatives	5,151	5,057
Deferred tax expense	246,018	597,068
(Gain) loss on disposal of property and equipment	(70,752)	49,015

Changes in operating assets and liabilities:
Accounts receivable	(311,263)	(708,391)
Inventories	44,162	(220,327)
Other current assets and liabilities	(369,095)	(520,768)
Accounts payable	(889,121)	866,201
Accrued expenses	(545,757)	(243,764)
Customer deposits	(43,553)	(236,894)
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,110,252	6,141,484

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,308,113)	(2,577,939)
Proceeds from sale of property and equipment	116,992	47,851
Cash used for acquisitions	(504,260)	(475,000)
Cash used for purchase of trademark	-	(237,500)
NET CASH USED IN INVESTING ACTIVITIES	(3,695,381)	(3,242,588)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(2,714,000)	(2,412,700)
Purchase of treasury stock	(8,169)	-
NET CASH USED IN FINANCING ACTIVITIES	(2,722,169)	(2,412,700)

NET (DECREASE) INCREASE IN CASH	(2,307,298)	486,196

CASH AND CASH EQUIVALENTS - Beginning of year	5,378,575	4,892,379

CASH AND CASH EQUIVALENTS - End of year	$3,071,277	$5,378,575

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION,
EXCLUDING NON-CASH FINANCING AND INVESTING ACTIVITIES:
Cash paid for interest	$2,138,304	$2,218,178

Cash (received) paid for taxes	$(201,417)	$588,070

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Reduction in notes payable for acquisition	$-	$1,300

Notes payable issued in acquisitions	$101,103	$150,000
See the accompanying notes to the consolidated financial statements.
F-5

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

Goodwill and Other Intangibles – Intangible assets with lives restricted by contractual, legal, or other means are amortized over their useful lives. The Company defines an asset’s useful life as the period over which the asset is expected to contribute to the future cash flows of the entity.  Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The amount of impairment for goodwill and other intangible assets is measured as the excess of their carrying values over their implied fair values.  The Company conducted an assessment of the carrying value of its goodwill as of October 31, 2012 and determined that goodwill was impaired. A similar assessment was conducted as of October 31, 2011 and concluded that goodwill was not impaired.  Other than goodwill, intangible assets consist primarily of customer lists and covenants not to compete, with estimated lives ranging from 3 to 10 years.

Impairment for Long-Lived and Intangible Assets – The Company reviews long-lived assets and certain identifiable intangible assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.  Recoverability is assessed based on estimated undiscounted future cash flows.  As of October 31, 2012 and 2011, the Company believes that there has been no impairment of its long-lived and intangible assets.

Stock-Based Compensation – The Company has two stock-based compensation plans under which incentive and non-qualified stock options and restricted shares may be granted. There have been no grants under these plans since 2005. The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost is recognized over the period during which an employee is required to provide services in exchange for the award, the requisite service period (usually the vesting period). The Company provides an estimate of forfeitures at initial grant date. This policy had no material impact on the Company’s 2012 and 2011 results of operations since no options were issued or vested during those years.

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

Shipping and Handling Costs – The Company distributes its home and office products directly to its customers on its own trucks.  The delivery costs related to the Company’s route system, which are reported under selling, general, and administrative expenses, were approximately $13,193,000 and $12,879,000 for fiscal years 2012 and 2011, respectively.

3.	MERGERS AND ACQUISITIONS

The Company purchased assets of Valley Vending Service, Inc., New York; Girard Spring Water Co., Inc., Rhode Island; and Frontenac Crystal Springs Water, Inc., New York in fiscal year 2012. Similarly, it purchased assets from Hartford Stamp, LLC an office products distributor, Timberline Office Supply, Inc. a small engraving company, and Cool Beans, LLC a coffee distributor in fiscal year 2011.  The purchase price paid for the acquisitions for the respective years is as follows:

Fiscal Year 2012	Valley Vending	Girard	Frontenac	Total
Month Acquired	November	August	September
Cash	$5,760	$148,500	$350,000	$504,260
Assumption of Liability	1,240	1,500	-	2,740
Issuance of debt	-	-	101,103	101,103
Purchase Price	$7,000	$150,000	$451,103	$608,103

Fiscal Year 2011	Hartford Stamp	Timberline	Cool Beans	Total
Month Acquired	November	January	February
Cash	$450,000	$25,000	$237,500	$712,500
Issuance of Debt	150,000	-	-	150,000
Purchase Price	$600,000	$25,000	$237,500	$862,500

Acquisition-related costs (included in selling, general and administrative expenses in the consolidated statements of operations) were $17,160 in fiscal year 2012 and $12,035 in fiscal year 2011.

The allocation of purchase price to the corresponding line item on the financial statements related to these acquisitions for the respective years is as follows:

	2012	2011
Property and Equipment, net	$55,650	$183,000
Other Intangible Assets, net	552,453	674,500
Inventories	-	5,000
Purchase Price	$608,103	$862,500

The following table summarizes the pro forma consolidated condensed results of operations (unaudited) of the Company for the fiscal years ended October 31, 2012 and 2011 as though all the acquisitions had been consummated at the beginning of fiscal year 2011.

	2012	2011
Net Sales	$71,862,611	$72,457,274
Net Income (Loss)	$(18,350,215)	$1,630,189
Net Income (Loss) Per Share-Diluted	$(.86)	$.08
Weighted Average Common Shares Outstanding-Diluted	21,384,406	21,388,681

The operating results of the acquired entities have been included in the accompanying statements of operations since their respective dates of acquisition.

4.	ACCOUNTS RECEIVABLE

The activity in the allowance for doubtful accounts for the years ended October 31, 2012 and 2011 is as follows:

	2012	2011
Balance, beginning of year	$543,528	$493,610
Provision	163,007	354,624
Write-offs	(259,233)	(304,706)
Balance, end of year	$447,302	$543,528

5.	INVENTORIES
Inventories at October 31 consisted of:
	2012	2011
Finished Goods	$2,447,605	$2,520,091
Raw Materials	182,060	153,736
Total Inventories	$2,629,665	$2,673,827

Finished goods inventory consists of products that the Company sells such as, but not limited to, coffee, cups, soft drinks, snack foods, and office products.  Raw material inventory consists primarily of bottle caps.  The amount of raw and bottled water on hand does not represent a material amount of inventory.  The Company estimates that value as of October 31, 2012 and 2011 to be $31,000 and $56,000, respectively.  This value includes the cost of allocated overhead.  Bottles are accounted for as fixed assets.

6.	OTHER CURRENT ASSETS

At October 31, the balance of other current assets is itemized as follows:

	2012	2011
Notes Receivable - Current	$12,700	$14,900
Prepaid Insurance	273,705	263,119
Prepaid Software	39,884	-
Prepaid Property Taxes	168,975	192,615
Prepaid Fees	46,100	60,654
Prepaid Income Taxes	674,093	402,694
Security Deposits	66,374	61,473
Miscellaneous	105,457	139,203
Total Other Current Assets	$1,387,288	$1,134,658

7.	PROPERTY AND EQUIPMENT, NET

Property and equipment at October 31 consisted of:

	Useful Life	2012	2011

Leasehold improvements	Shorter of useful life of	$1,826,022	$1,566,079
	asset or lease term
Machinery and equipment	3 - 10 yrs.	21,769,004	20,512,418
Bottles, racks and vehicles	3 - 7 yrs.	4,441,132	4,772,078
Furniture, fixtures and office equipment	3 - 7 yrs.	2,854,729	2,308,301
Construction in progress		39,497	285,272
Property and equipment before accumulated depreciation		30,930,384	29,444,148
Less accumulated depreciation		22,802,802	21,270,052
Property and equipment, net of accumulated depreciation		$8,127,582	$8,174,096

Depreciation expense for the fiscal years ended October 31, 2012 and 2011 was $3,364,037 and $3,601,091, respectively.

8.	EQUIPMENT RENTAL

The carrying cost of the equipment rented to customers under contract, which is included in property and equipment in the consolidated balance sheets, is calculated as follows:

	2012	2011
Original Cost	$3,346,912	$2,635,944
Accumulated Depreciation	2,569,990	2,040,907
Carrying Cost	$776,922	$595,037

We expect to have revenue of $767,000 from the rental of equipment under contract at the end of the year over the next twelve months. After twelve months customer contracts convert to a month-to month basis.

9.	GOODWILL AND OTHER INTANGIBLE ASSETS

Components of other intangible assets at October 31 consisted of:

	2012			2011
	Gross Carrying Amount	Accumulated Amortization	Wgt. Avg. Amort. Years	Gross Carrying Amount	Accumulated Amortization	Wgt. Avg. Amort. Years
Amortized Intangible Assets:
Covenants Not to Compete	$2,386,488	$1,986,405	3.04	$2,226,488	$1,835,821	3.11
Customer Lists	7,821,186	6,339,881	2.41	7,428,733	5,522,370	2.63
Other Identifiable Intangibles	656,913	225,868	26.90	704,914	213,536	27.87
Total	$10,864,587	$8,552,154		$10,360,135	$7,571,727

Amortization expense for amortizable intangible assets for fiscal years 2012 and 2011, was $980,427 and $1,067,891, respectively.

Estimated amortization expense for the next five years is as follows:

Fiscal Year Ending October 31,
2013	$1,007,000
2014	593,000
2015	261,000
2016	123,000
2017	68,000

An assessment of the carrying value of goodwill was conducted as of October 31, 2012 and 2011.  In 2012, based on the analysis, it was determined that the carrying amount of goodwill exceeded the implied fair value of goodwill by $19,966,504 on the assessment date, resulting in a non-cash impairment loss of that amount for the year.  In 2011 it was determined that goodwill was not impaired.

The assessment of the carrying value of goodwill is a two step process. In step one, the fair value of the Company is determined, using a weighted average of three different approaches – quoted stock price (a market approach), value comparisons to publicly traded companies believed to have comparable reporting units (a market approach), and discounted net cash flow (an income approach).  This approach provided a reasonable estimation of the value of the Company and took into consideration the Company’s thinly traded stock and concentrated holdings, market comparable valuations, and expected results of operations. The Company compared the resulting estimated fair value to its carrying amount as of October 31, 2012 and determined that the carrying amount exceeded the fair value. Therefore, the Company proceeded to step two of the impairment testing process.    In step two, the Company allocated the estimated fair value to all of its assets and liabilities (including unrecognized intangible assets) as if the Company had been acquired in a business combination and the estimated fair value was the price paid. It then recognized an impairment loss in the amount by which the carrying value of goodwill exceeded the implied value of goodwill as determined in this allocation.  The Company is a single reporting unit as it does not have separate management of product lines and shares sales, purchasing and distribution resources among the lines.   The same assessment was done at October 31, 2011 and concluded the fair value exceeded the carrying amount, thus the second step of the impairment test was not necessary.  Other than the impairment charge, there were no other changes in goodwill in fiscal 2012 and there were no changes in goodwill in fiscal 2011.

In establishing fair market valuations in both step one and step two of the goodwill impairment testing process, the Company assumed a nontaxable hypothetical transaction considering the feasibility of an acquisition structure and whether the assumed structure would result in the highest and best use and would provide maximum value to the seller, including consideration of related tax implications.

Impairment was primarily the result of a decline in estimated fair value resulting from the income approach which relies on a discounted cash flow analysis of the Company’s projected cash flows as well as an analysis of comparable “guideline” companies. These valuations are reflective of the competitive business environment that the Company operates in. In addition, the Company has undertaken operating initiatives to increase its competitive advantage over the long term. These initiatives have increased operating expenses prior to generating anticipated sales which negatively impacted cash flow in the early years of the analysis. There was no event or other change in circumstance that would more likely than not reduce the fair value of the Company’s underlying net assets below their carrying amount prior to the annual impairment test.

10.	OTHER ASSETS

At October 31, 2012 and 2011 the entire balance of other assets was related to equity in ownership interests.

11.	ACCRUED EXPENSES

Accrued expenses as of October 31 are as follows:

	2012	2011
Payroll and Vacation	$1,107,180	$1,542,009
Interest	427,621	432,703
Health Insurance	205,294	428,103
Accounting and Legal	162,000	126,000
Termination Benefit	21,215	137,682
Miscellaneous	331,684	134,254
Total	$2,254,994	$2,800,751

12.	DEBT

Senior Debt
The Company has a Credit Agreement (the “Agreement”) with Bank of America to provide a senior financing facility consisting of term debt and a revolving line of credit.  Under the Agreement, Bank of America is the Company’s sole senior lender.

The Agreement has a total loan capacity of $20,500,000 and obligates the Company to a $15,500,000 term note and access to a $5,000,000 revolving line of credit. The revolving line of credit can be used for the purchase of fixed assets, to fund acquisitions, to collateralize letters of credit, and for operating capital.  There was no balance on the line of credit but it collateralized a letter of credit of $1,504,000 as of October 31, 2012.  Consequently, as of October 31, 2012, there was $3,496,000 available to borrow from the revolving line of credit.  The revolving line of credit matures on March 30, 2013.

The Agreement amortizes the term note over a five year period with 59 equal monthly installments of $184,500, commencing May 5, 2010, and a final payment of $4,114,500 due at the end of five years. There was $9,465,000 outstanding on the term note as of October 31, 2012.  Also, the Company is subject to various restrictive covenants under the Agreement, and is prohibited from entering into other debt agreements without the bank’s consent.  The Agreement also prohibits the Company from paying dividends without prior consent of the bank.

Under the Agreement, interest is paid at a rate of one-month LIBOR plus a margin of 2.75% for the term note and 2.50% for the revolving line of credit as long as the Company is in compliance with the terms of the Agreement. The Company is required to fix the interest rate on 75% of the outstanding balance of the term note and accomplishes this by entering into interest rate swap agreements.  As of October 31, 2012, the Company had $1,991,000 of the term note subject to variable interest rates.  The one-month LIBOR was .21% resulting in total variable interest rates of 2.96% and 2.71%, for the term note and the revolving line of credit as of October 31, 2012.

The Agreement requires the Company to be in compliance with certain financial covenants at the end of each fiscal quarter.  The covenants include senior debt service coverage as defined of greater than 1.25 to 1, total debt service coverage as defined of greater than 1 to 1, and senior debt to EBITDA of less than 2.50 to 1.  As of October 31, 2012, the Company was in compliance with these covenants and terms of the Agreement.  On May 14, 2012, the Agreement was amended to change the definition of Consolidated Adjusted Operating Cash Flow to add $965,000 to the calculation of Cash Flow for the reference periods under the Agreement that end April 30, 2012, July 31, 2012 and October 31, 2012 and to allow for the use of up to $500,000 for the purchase of the Company’s stock.

Also under the Agreement, the Company is obligated to calculate Consolidated Excess Cash Flow based on its financial results for the fiscal year to determine if additional principal is due on the term note. Bank of America has waived this requirement for the fiscal year ending October 31, 2012.

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

On May 7, 2009, with the mutual consent of the three subordinated debt holders and Bank of America, the Company paid $500,000 to John B. Baker as a payment of principal on his note. Similarly, on September 29, 2010, with the mutual consent of the three subordinated debt holders and Bank of America, the Company paid $500,000 to Peter K. Baker as a payment of principal on his note. As of October 31, 2012 and 2011, the Company had $13,000,000 of subordinated debt outstanding bearing an interest rate of 12% (see Note 24).

The notes are secured by all of the assets of the Company but specifically subordinated, with a separate agreement between the debt holders, to the senior credit facility described above.

Note Payable

In 2012, the Company made an acquisition that resulted in the issuance of a note for $101,000 to the seller. The note is due on March 20, 2013.  The Company issued another note related to an acquisition for $150,000 in 2011 which it paid in full prior to the end of fiscal year 2011.

Annual Maturities
Annual maturities of debt as of October 31, 2012 are summarized as follows:

	Term	Subordinated	Note Payable	Total
Fiscal year ending October 31,
2013	$2,214,000	$1,500,000	$101,103	$3,815,103
2014	2,214,000	-	-	2,214,000
2015	5,037,000	11,500,000	-	16,537,000
Total Debt	$9,465,000	$13,000,000	$101,103	$22,566,103

13.	ON-BALANCE SHEET DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

As of October 31, 2012, the total notional amount committed to the new swap agreement was $7,474,000.  On that date, the variable rate on the balance of the term note was 2.96%.  This agreement provided for a monthly settlement in which the Company would make or receive payments at a variable rate determined by a specified index (one-month LIBOR) in exchange for making payments at a fixed rate of 4.76%.

At October 31, 2012 and 2011, the net unrealized loss relating to interest rate swaps was recorded in current and long term liabilities.  The current portion is the valuation of the hedged instrument over the next twelve months while the balance of the unrealized loss makes up the long term portion.  For the effective portion of the hedges, which is the new swap, changes in the fair value of interest rate swaps designated as hedging instruments to mitigate the variability of cash flows associated with long-term debt are reported in other comprehensive income or loss net of tax effects. The amounts relating to the old swap previously reflected in accumulated other comprehensive income are amortized to earnings over the remaining term of the undesignated cash flow hedge.  Payments on the old swap, and receipt of income on the offsetting swap, are reported as gain or loss on derivatives and an adjustment to other comprehensive income or loss net of tax effects.

The table below details the adjustments to other comprehensive income, on a before-tax and net-of tax basis, for the fiscal years ended October 31, 2012 and 2011.

	Before-Tax	Tax Benefit	Net-of-Tax
Year Ended October 31, 2011
Loss on interest rate swap	$(262,172)	$102,247	$(159,925)
Amortization of loss on derivative undesignated as cash flow hedge	236,124	(92,089)	144,035
Reclassification adjustment for loss in income	405,201	(158,028)	247,173
Net unrealized gain	$379,153	$(147,870)	$231,283
Year Ended October 31, 2012
Loss on interest rate swap	$(150,695)	$58,282	$(92,413)
Amortization of loss on derivative undesignated as cash flow hedge	151,542	(60,617)	90,925
Reclassification adjustment for loss in income	285,328	(114,131)	171,197
Net unrealized gain	$286,175	$(116,466)	$169,709

The reclassification adjustments of $285,328 and $405,201 represent interest the Company paid in excess of the amount that would have been paid without the interest rate swap agreement during the years ended October 31, 2012 and 2011, respectively. These amounts were reclassified from accumulated other comprehensive loss and recorded in consolidated statements of operations as interest expense.  No other material amounts were reclassified during the years ended October 31, 2012 and 2011.

In the year ended October 31, 2012 the fair value of the swaps changed from an unrealized loss on derivative liability at the beginning of the period of $408,203 to $127,180.  Also, as of that date, the estimated net amount of the existing loss that is reported in accumulated other comprehensive loss that is expected to be reclassified into earnings within the next twelve months is $66,960.

Derivatives designated as hedging instruments include interest rate swaps classified as liabilities on the Company’s balance sheet with a fair value of $64,603 and $199,236 at October 31, 2012 and 2011, respectively. Derivatives not designated as hedging instruments include interest rate swaps classified as liabilities on the Company’s balance sheet with a fair value of $62,577 and $208,967 at October 31, 2012 and 2011, respectively. During 2010, the Company de-designated an interest rate swap as a cash flow hedge and is amortizing the loss at the time of de-designation out of accumulated other comprehensive loss and into loss on derivatives over the remaining term of the hedged debt.  During 2012 and 2011, cash flow hedges are deemed 100% effective.  The net loss on interest rate swaps not designated as cash flow hedges, classified as loss on derivatives on the Company’s consolidated statements of operations, amounted to $5,151 and $5,057 for the years endings October 31, 2012 and 2011, respectively.

14.	FAIR VALUES OF ASSETS AND LIABILITIES

Fair Value Hierarchy
The Company’s assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
Liabilities:
October 31, 2012
Unrealized loss on derivatives	$-	$127,180	$-

October 31, 2011
Unrealized loss on derivatives	$-	$408,203	$-

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

The Company’s assets and liabilities measured at fair value on a nonrecurring basis are as follows:

	Level 1	Level 2	Level 3	Total gains (losses)
Assets:
October 31, 2012
Goodwill (a)	$-	$-	$12,156,790	$(19,966,504)

(a) In accordance with FASB Accounting Standards Codification Subtopic 350-20, goodwill with a carrying amount of $32,123,294 was written down to its implied fair value of $12,156,790, resulting in an impairment charge of $19,966,504, which was included in earnings for the period.

There were no assets or liabilities measured at fair value on a nonrecurring basis in fiscal 2011.

15.	COMMITMENTS AND CONTINGENCIES

Operating Leases
The Company’s operating leases consist of trucks, office equipment and rental property.

Future minimum rental payments, including related party leases described below, over the terms of various lease contracts are approximately as follows:

Fiscal Year Ending October 31,
2013	4,593,000
2014	3,488,000
2015	2,781,000
2016	2,369,000
2017	1,147,000
Thereafter	1,437,000
Total	$15,815,000

Rent expense was $3,889,000 and $3,675,000 for the fiscal years ended October 31, 2012 and 2011, respectively.

16.	STOCK BASED COMPENSATION

Stock Option and Incentive Plans
In April 1998, the Company’s shareholders approved the 1998 Incentive and Non Statutory Stock Option Plan (the “1998 Plan”).  In April 2003, the Company’s shareholders approved an increase in the authorized number of shares to be issued under the 1998 Plan from 1,500,000 to 2,000,000.  This plan provides for issuance of options to purchase up to 2,000,000 options to purchase the Company’s common stock under the administration of the compensation committee of the Board of Directors.  The intent of this plan is to issue options to officers, employees, directors, and other individuals providing services to the Company.  Of the total amount of shares authorized under this plan, 120,500 option shares are outstanding and 1,879,500 option shares are available for grant at October 31, 2012.

In April 2004, the Company’s shareholders approved the 2004 Stock Incentive Plan (the “2004 Plan”).  This plan provides for issuances of awards of up to 250,000 of the Company’s common stock in the form of restricted or unrestricted shares, or incentive or non-statutory stock options for the purchase of the Company’s common stock. Of the total amount of shares authorized under this plan, 149,000 option shares are outstanding, 26,000 restricted shares have been granted, and 75,000 shares are available for grant at October 31, 2012.

All incentive and non-qualified stock option grants had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table summarizes the activity related to stock options and outstanding stock option balances during the last two fiscal years:

	Outstanding Options (Shares)	Weighted Average Exercise Price
Balance at October 31, 2010	304,500	$2.63
Expired	(20,000)	3.47
Balance at October 31, 2011	284,500	2.57
Expired	(15,000)	4.09
Balance at October 31, 2012	269,500	2.48

In 2012 and 2011, the 15,000 and 20,000 respective options that expired were originally issued from the 1998 Plan.

The total shares available for grant under all plans are 1,954,500 at October 31, 2012.

The following table summarizes information pertaining to outstanding stock options, all of which are exercisable, as of October 31, 2012:

Exercise Price Range	Outstanding Options (Shares)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value
$1.80 - $2.60	234,500	2.23	$2.32	$-
$2.81 - $3.38	20,000	1.00	3.28	-
$3.50 - $4.25	15,000	.06	4.07	-
	269,500	2.02	$2.48	$-

All of the outstanding options as of October 31, 2012 and 2011 were vested.

Outstanding options were granted with lives of 10 years and provide for vesting over a term of 5 years.

17.	REPURCHASE OF COMMON STOCK

In May 2012, the Company’s Board of Directors approved the purchase of up to $500,000 of the Company’s common stock.  In fiscal year 2012 the Company purchased 7,950 shares for an aggregate purchase price of $8,169. The Company has used internally generated cash to fund these purchases.  There were no shares purchased in fiscal year 2011.

18.	INCOME TAXES

The following is the composition of income tax (benefit) expense:

	2012	2011
Current:
Federal	$(573,358)	$189,581
State	75,280	129,026
Total current	(498,078)	318,607

Deferred:
Federal	130,126	403,678
State	24,689	47,492
Total deferred	154,815	451,170
Total income tax (benefit) expense	$(343,263)	$769,777

Deferred tax assets (liabilities) at October 31, 2012 and 2011, are as follows:

	2012	2011
Deferred tax assets:
Allowance for doubtful accounts	$169,975	$206,541
Accrued compensation	196,509	158,832
Accrued liabilities and reserves	4,323	62,694
Interest rate swaps	50,872	142,075
Capital loss carry forward	81,959	81,959
Subtotal	503,638	652,101
Valuation allowance	(81,959)	(81,959)
Total deferred tax assets	421,679	570,142

Deferred tax liabilities:
Depreciation	(2,634,394)	(1,876,559)
Amortization	(1,871,754)	(2,532,034)
Total deferred tax liabilities	(4,506,148)	(4,408,593)

Net deferred tax liability	$(4,084,469)	$(3,838,451)

The Company established a valuation allowance of $81,959 for both 2012 and 2011 related to the capital loss carry forward deferred tax asset.

Income tax expense (benefit) differs from the amount computed by applying the statutory tax rate to net income (loss) before income tax expense as follows:

	2012	2011
Income tax expense computed at the statutory rate	$(6,399,064)	$766,803
State income taxes, net of federal benefit	65,980	116,502
Goodwill Impairment	5,973,924	-
Other differences	15,897	(113,528)
Income tax (benefit) expense	$(343,263)	$769,777

In fiscal year 2010, the Company recognized an increase to tax liability for uncertain tax positions of $137,000 related to a state income tax position taken in prior years and $11,000 of potential interest and penalty on another position taken.  This reserve was reversed in fiscal year 2011 as a result of a favorable final ruling on appeal of the position.

The results of the examination did not have a material effect on the Company’s unrecognized tax benefits, financial condition or results of operations.  The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. Generally, the Company is no longer subject to U.S. federal, state and local tax examinations by tax authorities for years before October 31, 2009.

A reconciliation of the beginning and ending amount of unrecognized tax benefits including interest and penalties is as follows:

Balance at October 31, 2010	$177,000
Increases related to current year tax positions	-
Increases related to the prior year tax positions	9,000
Decreases related to prior year tax positions	-
Settlements	(145,000)
Expiration of Statutes	-
Balance at October 31, 2011	$41,000
Increases related to current year tax positions	-
Increases related to the prior year tax positions	-
Decreases related to prior year tax positions	-
Settlements	-
Expiration of Statutes	-
Balance at October 31, 2012	$41,000

The Company recognizes interest and penalties related to the unrecognized tax benefits in tax expense.  During the year ended October 31, 2011 the Company reduced its accrued interest and penalties by $29,000. The Company had approximately $41,000 of interest and penalties accrued at October 31, 2012 and 2011.

19.	NET INCOME PER SHARE AND WEIGHTED AVERAGE SHARES

The following calculation provides the reconciliation of the denominators used in the calculation of basic and fully diluted earnings per share:

	2012	2011
Net Income (Loss)	$(18,477,514)	$1,485,526
Denominator:
Basic Weighted Average Shares Outstanding	21,384,406	21,388,681
Effect of Stock Options	-	-
Diluted Weighted Average Shares Outstanding	21,384,406	21,388,681

Basic Net Income (Loss) Per Share	$(.86)	$.07

Diluted Net Income (Loss) Per Share	$(.86)	$.07

There were 269,500 and 284,500 options outstanding for the years ended October 31, 2012 and 2011, respectively, that were not included in the dilution calculation because the options’ exercise price exceeded the market price of the underlying common shares.

20.	RETIREMENT PLAN

The Company has a defined contribution plan which meets the requirements of Section 401(k) of the Internal Revenue Code. All employees of the Company who are at least twenty-one years of age are eligible to participate in the plan. The plan allows employees to defer a portion of their salary on a pre-tax basis and the Company contributes 25% of amounts contributed by employees up to 6% of their salary. Company contributions to the plan amounted to $130,000, and $121,000, for the fiscal years ended October 31, 2012 and 2011, respectively.

21.	RELATED PARTY TRANSACTIONS

Directors and Officers
The Baker family group, consisting of four current directors Henry Baker (Chairman Emeritus), Peter Baker (CEO), John Baker (Executive Vice President) and Ross Rapaport (Chairman), as trustee, together own a majority of our common stock.  In addition, in connection with the acquisition of Crystal Rock Spring Water Company in 2000, we issued members of the Baker family group 12% subordinated promissory notes secured by all of our assets.  The balance on these notes as of October 31, 2012 is $13,000,000.

Henry Baker is employed by the Company as an at-will employee at the discretion of management. Mr. Baker’s sons, John Baker and Peter Baker, have employment contracts with the Company through December 31, 2013.  They are also directors. The two contracts entitle the respective shareholders to annual compensation of $320,000 each and other bonuses and perquisites.

The Company leases a 67,000 square foot facility in Watertown, Connecticut and a 22,000 square foot facility in Stamford, Connecticut from a Baker family trust.  The lease in Watertown expires in October 2016.  On September 30, 2010 the Company finalized an amendment to its existing lease in Stamford which extended that lease to September 2020.

Future minimum rental payments under these leases are as follows:

Fiscal year ending October 31,	Stamford	Watertown	Total
2013	$248,400	$461,295	$709,695
2014	248,400	461,295	709,695
2015	248,400	470,521	718,921
2016	*248,400	470,521	718,921
2017	*248,400	-	248,400
2018	*248,400	-	248,400
2019	*248,400	-	248,400
2020	*227,700	-	227,700
Totals	$1,966,500	$1,863,632	$3,830,132
* Rent negotiable, assumes rate of first five years.

The Company’s Chairman of the Board, Ross S. Rapaport, who also acts as Trustee in various Baker family trusts is employed by McElroy, Deutsch, Mulvaney & Carpenter LLP (formerly Pepe & Hazard, LLP) a business law firm that the Company uses from time to time.  During fiscal 2012 and 2011 the Company paid approximately $25,000 and $58,000, respectively, for services provided by McElroy, Deutsch, Mulvaney & Carpenter LLP.

22.	CONCENTRATION OF CREDIT RISK

The Company maintains its cash accounts at various financial institutions in non-interest bearing accounts.  Effective December 31, 2010 the Dodd-Frank Act fully insures non-interest bearing transaction accounts through January 31, 2013.   Effective after that date accounts will be covered to $250,000 by the basic limit on federal deposit insurance.

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

24.	SUBSEQUENT EVENTS

On December 7, 2012, the Company’s Audit Committee and Board of Directors approved a payment to the subordinated debt holders to reduce the outstanding balance of subordinated debt prior to December 31, 2012. Bank of America, the Company’s senior lender, consented to the payment under the terms of the Agreement with them. On December 21, 2012 the Company paid $1,500,000 to the subordinated debt holders.  The Company has included this payment in current portion of long term debt as of October 31, 2012.