Form 10-Q
period 2013-01-31
Crystal Rock Holdings, Inc.
filed 2013-03-18
CIK 1123316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2013
OR
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
Yes ___                                                      No   X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding at
Class	March 5, 2013
Common Stock, $.001 Par Value	21,374,011

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

PART I - FINANCIAL INFORMATION		Page

Item 1.	Financial Statements.

	Condensed Consolidated Balance Sheets as of January 31, 2013 and October 31, 2012	3

	Condensed Consolidated Statements of Operations for the Three Months Ended January 31, 2013 and 2012	4

	Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended January 31, 2013 and 2012	5

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended January 31, 2013 and 2012	6

	Notes to Condensed Consolidated Financial Statements	7-17

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	18-23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	23

Item 4.	Controls and Procedures.	24

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	25

Item 1A.	Risk Factors.	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	25

Item 3.	Defaults Upon Senior Securities.	25

Item 4.	Mine Safety Disclosures.	25

Item 5.	Other Information.	25-26

Item 6.	Exhibits.	27-28

SIGNATURE		29

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	October 31,
	2013	2012
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$647,346	$3,071,277
Accounts receivable - net	7,983,812	7,950,067
Inventories	2,686,975	2,629,665
Current portion of deferred tax asset	421,679	421,679
Other current assets	1,766,631	1,387,288

TOTAL CURRENT ASSETS	13,506,443	15,459,976

PROPERTY AND EQUIPMENT - net	7,743,256	8,127,582

OTHER ASSETS:
Goodwill	12,156,790	12,156,790
Other intangible assets - net	2,054,995	2,312,433
Other assets	39,000	39,000

TOTAL OTHER ASSETS	14,250,785	14,508,223

TOTAL ASSETS	$35,500,484	$38,095,781

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long term debt	$3,815,103	$3,815,103
Accounts payable	1,940,587	1,709,506
Accrued expenses	1,987,876	2,254,994
Current portion of customer deposits	635,191	650,540
Unrealized loss on derivatives	69,265	127,180
TOTAL CURRENT LIABILITIES	8,448,022	8,557,323

Long term debt, less current portion	6,697,500	7,251,000
Deferred tax liability	4,506,148	4,506,148
Subordinated debt	10,000,000	11,500,000
Customer deposits	2,430,735	2,487,123

TOTAL LIABILITIES	32,082,405	34,301,594

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock - $.001 par value, 50,000,000 authorized shares.
21,960,229 issued and 21,380,611 outstanding shares as of
January 31, 2013 and 21,960,229 issued and 21,380,731
outstanding shares as of October 31, 2012	21,960	21,960
Additional paid in capital	58,462,497	58,462,497
Treasury stock, at cost, 579,618 shares as of January 31, 2013
and 579,498 shares as of October 31, 2012	(878,695)	(878,560)
Accumulated deficit	(54,141,859)	(53,735,401)
Accumulated other comprehensive loss, net of tax	(45,824)	(76,309)
TOTAL STOCKHOLDERS' EQUITY	3,418,079	3,794,187

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$35,500,484	$38,095,781

See the notes to the condensed consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended January 31,
	2013	2012
	(Unaudited)

NET SALES	$17,042,865	$17,234,064

COST OF GOODS SOLD	8,406,722	8,626,834

GROSS PROFIT	8,636,143	8,607,230

OPERATING EXPENSES:
Selling, general and administrative expenses	8,355,674	7,648,482
Advertising expenses	222,444	323,323
Amortization	245,438	236,153
Gain on disposal of property and equipment	(24,208)	(27,749)

TOTAL OPERATING EXPENSES	8,799,348	8,180,209

(LOSS) INCOME FROM OPERATIONS	(163,205)	427,021

OTHER EXPENSE:
Interest expense	511,979	537,601
Gain on derivatives	(7,107)	(6,941)
TOTAL OTHER EXPENSE, NET	504,872	530,660

LOSS BEFORE INCOME TAX EXPENSE	(668,077)	(103,639)

INCOME TAX BENEFIT	(261,619)	(49,339)

NET LOSS	$(406,458)	$(54,300)

NET LOSS PER SHARE - BASIC	$(0.02)	$(0.00)

NET LOSS PER SHARE - DILUTED	$(0.02)	$(0.00)

WEIGHTED AVERAGE SHARES USED IN COMPUTATION - BASIC	21,380,719	21,388,681
WEIGHTED AVERAGE SHARES USED IN COMPUTATION - DILUTED	21,380,719	21,388,681

See the notes to the condensed consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three months ended January 31,

	2013	2012
	(Unaudited)

NET LOSS	$(406,458)	$(54,300)
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Cash Flow Hedges:
Amortization of loss on derivative undesignated as cash flow hedge	10,044	22,732
Unrealized gain on derivatives designated as cash flow hedges	20,441	18,668
Other Comprehensive Income, net of tax	30,485	41,400
TOTAL COMPREHENSIVE LOSS	$(375,973)	$(12,900)

See the notes to the condensed consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended January 31,
	2013	2012
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(406,458)	$(54,300)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	837,630	892,898
Provision for bad debts on accounts receivable	50,747	68,306
Amortization	245,438	236,153
Non cash interest expense	12,000	12,000
Gain on derivatives	(7,107)	(6,941)
Gain on disposal of property and equipment	(24,208)	(27,749)
Changes in assets and liabilities:
Accounts receivable	(84,492)	114,482
Inventories	(57,310)	(20,398)
Other current assets	(404,966)	213,656
Accounts payable	231,081	(369,369)
Accrued expenses	(261,818)	(496,885)
Customer deposits	(71,737)	(108,989)
NET CASH PROVIDED BY OPERATING ACTIVITIES	58,800	452,864

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(453,304)	(806,909)
Proceeds from sale of property and equipment	24,208	52,251
Cash used for acquisitions	-	(7,000)
NET CASH USED IN INVESTING ACTIVITIES	(429,096)	(761,658)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long term debt	(2,053,500)	(553,500)
Purchase of treasury stock	(135)	-
NET CASH USED IN FINANCING ACTIVITIES	(2,053,635)	(553,500)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,423,931)	(862,294)

CASH AND CASH EQUIVALENTS - beginning of period	3,071,277	5,378,575

CASH AND CASH EQUIVALENTS - end of period	$647,346	$4,516,281

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest	$520,031	$529,256

Cash paid (received) for income taxes	$5,300	$(212,730)

See the notes to the condensed consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the condensed consolidated financial position, results of operations, and cash flows for the periods presented.  The results have been determined on the basis of generally accepted accounting principles and practices of the United States of America (“GAAP”), applied consistently with the Annual Report on Form 10-K of Crystal Rock Holdings, Inc. (the “Company”) for the year ended October 31, 2012.

Certain information and footnote disclosures normally included in audited consolidated financial statements presented in accordance with GAAP have been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2012.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

The financial statements herewith reflect the consolidated operations and financial condition of Crystal Rock Holdings, Inc. and its wholly owned subsidiary Crystal Rock LLC.

2.           GOODWILL AND OTHER INTANGIBLE ASSETS

Major components of intangible assets consisted of:
	January 31, 2013			October 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Wgt. Avg. Amort. Years	Gross Carrying Amount	Accumulated Amortization	Wgt. Avg. Amort. Years
Amortized Intangible Assets:
Covenants Not to Compete	$2,386,488	$2,026,821	2.85	$2,386,488	$1,986,405	3.04
Customer Lists	7,821,186	6,541,819	2.25	7,821,186	6,339,881	2.41
Other Identifiable Intangibles	644,913	228,952	26.66	656,913	225,868	26.90
Total	$10,852,587	$8,797,592		$10,864,587	$8,552,154

Amortization expense for the three month periods ending January 31, 2013 and 2012 was $245,438 and $236,153, respectively.  There were no changes in the carrying amount of goodwill for the three month periods ending January 31, 2013 and 2012.

3.           DEBT

The Company and its subsidiary have a Credit Agreement (the “Agreement”) with Bank of America to provide a senior financing facility consisting of term debt and a revolving line of credit.  Under the Agreement, Bank of America is the Company’s sole senior lender.

The Agreement has a total loan capacity of $20,500,000 and obligates the Company to a $15,500,000 term note and access to a $5,000,000 revolving line of credit. The revolving line of credit can be used for the purchase of fixed assets, to fund acquisitions, to collateralize letters of credit, and for operating capital.  There was no balance on the line of credit but it collateralized a letter of credit of $1,504,000 as of January 31, 2013.  Consequently, as of that date, there was $3,496,000 available to borrow from the revolving line of credit. There was $8,911,500 outstanding on the term note as of January 31, 2013.

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

Under the Agreement, interest is paid at a rate of one-month LIBOR plus a margin based on the achievement of a specified leverage ratio.  As of January 31, 2013, the margin was 2.75% for the term note and 2.50% for the revolving line of credit. The Company is required to fix the interest rate on 75% of the outstanding balance of the term note and accomplishes this by entering into interest rate swap agreements.  As of January 31, 2013, the Company had $1,853,000 of the term debt subject to variable interest rates.  The one-month LIBOR was .21% on the last business day of January 2013 resulting in total variable interest rates of 2.96% and 2.71%, for the term note and the revolving line of credit, respectively, as of January 31, 2013.

The Agreement requires the Company to be in compliance with certain financial covenants at the end of each fiscal quarter.  The covenants include senior debt service coverage as defined of greater than 1.25 to 1, total debt service coverage as defined of greater than 1 to 1, and senior debt to EBITDA of less than 2.50 to 1.  As of January 31, 2013, the Company was in compliance with these covenants and terms of the Agreement.  Also under the Agreement, the Company is obligated to calculate Consolidated Excess Cash Flow based on its financial results for each fiscal year to determine if additional principal is due on the term note. On May 14, 2012, the Agreement was amended to change the definition of Consolidated Adjusted Operating Cash Flow to add $965,000 to the calculation of Cash Flow for the reference periods under the Agreement that end April 30, 2012, July 31, 2012 and October 31, 2012 and to allow for the use of up to $500,000 for the purchase of the Company’s stock.  This revision is intended to reflect the expenditures for upgrades to the Company’s IT infrastructure, which are expected to provide a long-term benefit but do not qualify as capital expenditures under the Agreement. Subsequently, the modification of the cash flow formula was extended to the quarter ending January 31, 2013.

Also under the Agreement, the Company is obligated to calculate Consolidated Excess Cash Flow based on its financial results for the fiscal year to determine if additional principal is due on the term note which would be due in February 2013. Bank of America has waived this requirement for the fiscal year ending October 31, 2012.

In addition to the senior debt, as of January 31, 2013, the Company has subordinated debt owed to Henry, Peter and John Baker in the aggregate principal amount of $11,500,000 that is due October 5, 2015.  The interest rate on each of these notes is 12% per annum.  On December 21, 2012, the Company made a discretionary payment of $1,500,000 to the subordinated debt holders.

In 2012, the Company made an acquisition that resulted in the issuance of a note for $101,000 to the seller. The note is due on March 20, 2013.

4.           INVENTORIES

Inventories consisted of the following at:

	January 31,	October 31,
	2013	2012
Finished Goods	$2,529,360	$2,447,605
Raw Materials	157,615	182,060
Total Inventories	$2,686,975	$2,629,665

Finished goods inventory consists of products that the Company sells such as, but not limited to, coffee, cups, soft drinks, and snack foods.  Raw material inventory consists primarily of bottle caps.  The amount of raw and bottled water on hand does not represent a material amount of inventory.  The Company estimates that value as of January 31, 2013 and October 31, 2012 to be $39,000 and $31,000, respectively.  This value includes the cost of allocated overhead.  Bottles are accounted for as fixed assets.

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

On October 5, 2007, the Company entered into an interest rate swap agreement (old swap) in conjunction with an amendment to its credit facility with Bank of America.  The intent of the instrument was to fix the interest rate on at least 75% of the outstanding balance on the term loan (the swapped amount) with Bank of America as required by the facility.  The old swap fixed the interest rate for the swapped amount related to the previous facility at 4.87% and matures in January 2014.

In conjunction with its Credit Agreement with Bank of America, on April 5, 2010, the Company entered into an interest rate swap agreement (offsetting swap) to offset the old swap for which it receives 1.40% of the scheduled balance of the old term loan. The offsetting swap effectively removed any exposure to change in the fair value of the old swap and set a fixed net payment schedule based on the scheduled balance of the old term loan until January 2014 when both swaps mature.   In addition, the Company entered into a swap agreement (new swap) to fix the interest rate of up to75% of the outstanding balance of the term note at 4.76% (2.01% plus the applicable margin, 2.75%).  The term note matures in May 2015 and swap matures in April 2013.

As of January 31, 2013, the total notional amount of the new swap agreement was $7,059,000.  On that date, the variable rate on the remaining of the term note ($1,853,000) was 2.96%.  This agreement provided for a monthly settlement in which the Company would make or receive payments at a variable rate determined by a specified index (one-month LIBOR) in exchange for making payments at a fixed rate of 4.76%.

At January 31, 2013 and October 31, 2012, the net unrealized loss relating to interest rate swaps was recorded in current and long term liabilities.  The current portion is the valuation of the hedged instrument over the next twelve months while the balance of the unrealized loss makes up the long term portion.  For the effective portion of the hedges, which is the new swap, changes in the fair value of interest rate swaps designated as hedging instruments to mitigate the variability of cash flows associated with long-term debt are reported in other comprehensive income or loss net of tax effects. The amounts relating to the old swap previously reflected in accumulated other comprehensive income are amortized to earnings over the remaining term of the undesignated cash flow hedge.  Payments on the old swap, and receipt of income on the offsetting swap, are reported as gain or loss on derivatives and an adjustment to other comprehensive income or loss net of tax effects.

The table below details the adjustments to other comprehensive income (loss), on a before-tax and net-of tax basis, for the fiscal quarters ended January 31, 2013 and 2012.

	Before-Tax	Tax Benefit	Net-of-Tax
Three Months Ended January 31, 2012
Loss on interest rate swap	$(50,450)	$20,180	$(30,270)
Amortization of loss on derivative undesignated as cash flow hedge	37,885	(15,153)	22,732
Reclassification adjustment for loss in income	81,564	(32,626)	48,938
Net unrealized gain	$68,999	$(27,599)	$41,400
Three Months Ended January 31, 2013
Loss on interest rate swap	$(20,660)	$8,264	$(12,396)
Amortization of loss on derivative undesignated as cash flow hedge	16,740	(6,696)	10,044
Reclassification adjustment for loss in income	54,728	(21,891)	32,837
Net unrealized gain	$50,808	$(20,323)	$30,485

The reclassification adjustments of $54,728 and $81,564 represent interest the Company paid in excess of the amount that would have been paid without the interest rate swap agreement during the quarters ended January 31, 2013 and 2012, respectively. These amounts were reclassified from accumulated other comprehensive loss and recorded in consolidated statements of operations as interest expense.  No other material amounts were reclassified during the quarters ended January 31, 2013 and 2012.

In the quarter ended January 31, 2013 the fair value of the swaps changed from an unrealized loss on derivative liability at the beginning of the period of $127,180 to $69,265. Also, as of that date, the estimated net amount of the existing loss that is reported in accumulated other comprehensive income that is expected to be reclassified into earnings within the next twelve months is $45,815.

Derivatives designated as hedging instruments include interest rate swaps classified as liabilities on the Company’s balance sheet with a fair value of $30,535 at January 31, 2013 and $64,603 at October 31, 2012. Derivatives not designated as hedging instruments include interest rate swaps classified as liabilities on the Company’s balance sheet with a fair value of $38,730 at January 31, 2013 and $62,577 at October 31, 2012. During the first quarter of fiscal years 2013 and 2012, cash flow hedges are deemed 100% effective.  The net gain on interest rate swaps not designated as cash flow hedges, classified as a gain on derivatives on the Company’s statements of operations, amounted to $7,107 and $6,941 for the quarters ended January 31, 2013 and 2012, respectively.

6.           FAIR VALUES OF ASSETS AND LIABILITIES

Fair Value Hierarchy
The Company’s assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
Liabilities:
January 31, 2013
Unrealized loss on derivatives	$-	$69,265	$-

October 31, 2012
Unrealized loss on derivatives	$-	$127,180	$-

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

The Company’s assets and liabilities measured at fair value on a nonrecurring basis are as follows:

	Level 1	Level 2	Level 3
Assets:
October 31, 2012
Goodwill (a)	$-	$-	$12,156,790

(a)
In accordance with FASB Accounting Standards Codification Subtopic 350-20, goodwill with a carrying amount of $32,123,294 was written down to its implied fair value of $12,156,790, resulting in an impairment charge of $19,966,504, which was included in earnings for the period.

There were no assets or liabilities measured at fair value on a nonrecurring basis at January 31, 2013.

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

	Three Months Ended January 31,
	2013	2012
Net Loss	$(406,458)	$(54,300)
Denominator:
Basic Weighted Average Shares Outstanding	21,380,719	21,388,681
Dilutive effect of Stock Options	-	-
Diluted Weighted Average Shares Outstanding	21,380,719	21,388,681
Basic Loss Per Share	$(.02)	$.00
Diluted Loss Per Share	$(.02)	$.00

There were 211,500 and 269,500 options outstanding as of January 31, 2013 and 2012, respectively.  For the three month period ended January 31, 2013 and 2012 there were no options used to calculate the effect of dilution because all of the outstanding options’ exercise prices exceeded the market price of the underlying common shares and were therefore considered anti-dilutive and the Company had a net loss for both periods.

8.           COMPENSATION PLANS

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

The Company has stock-based compensation plans under which incentive and non-qualified stock options and restricted shares are granted.  In April 1998, the Company’s stockholders approved the 1998 Incentive and Non-Statutory Stock Option Plan.  In April 2003, the Company’s stockholders approved an increase in the authorized number of shares to be issued under its 1998 Incentive and Non-Statutory Stock Option Plan from 1,500,000 to 2,000,000. This plan provides for issuances of options to purchase the Company’s common stock under the administration of the compensation committee of the Board of Directors.  The intent of the plan is to reward options to officers, employees, directors, and other individuals providing services to the Company.  As of January 31, 2013, there were 1,914,500 shares available for grant and 85,500 options outstanding under this plan.

In April 2004, the Company’s stockholders approved the 2004 Stock Incentive Plan.  The plan provides for issuances of awards of up to 250,000 restricted or unrestricted shares of the Company’s common stock, or incentive or non-statutory stock options to purchase such common stock. Of the total amount of shares authorized under this plan, 126,000 options are outstanding, 26,000 restricted shares have been granted, and 98,000 shares are available for grant at January 31, 2013.

The options issued under the plans generally vest in periods up to five years based on the continuous service of the recipient and have 10 year contractual terms.  Share awards generally vest over one year.  Option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the plans).

There were three options, for a total of 58,000 shares that expired in the first three months of 2013 and three options, for a total of 15,000 shares that expired in the first three months of fiscal year of 2012.  Other than the expirations, there was no activity related to stock options and outstanding stock option balances or other equity based compensation during the three month period ended January 31, 2013 and 2012.  The Company did not grant any equity based compensation during the three months ended January 31, 2013 and 2012.

The following table summarizes information pertaining to outstanding stock options, all of which are exercisable, as of January 31, 2013:

Exercise Price Range	Outstanding Options (Shares)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value as of January 31, 2013
$1.80 - $2.36	201,500	2.4	$2.32	$-
$3.18 - $3.38	10,000.8		3.28	-
	211,500	2.3	$2.38	$-

Outstanding options were granted with lives of 10 years and provide for vesting over a term of 0-5 years.  Since all outstanding stock options were fully vested as of January 31, 2013 there was no unrecognized share based compensation related to unvested options as of that date.  All incentive and non-qualified stock option grants had an exercise price equal to the market value of the underlying common stock on the date of grant.

9.	RECENT ACCOUNTING PRONOUNCEMENTS

In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If a company determines that it is more likely than not that the fair value of such an asset exceeds its carrying amount, it would not need to calculate the fair value of the asset in that year. However, if a company concludes otherwise, it must calculate the fair value of the asset, compare that value with its carrying amount and record an impairment charge, if any. The amendments in the ASU are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012, which is fiscal 2013 for the Company.  This is effective for the Company starting in fiscal year2013. It does not anticipate that adoption will have a material impact on its operations or financial statements.

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities (Topic 210), that provides amendments for disclosures about offsetting assets and liabilities. The amendments require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. On January 31, 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarified that the scope of the disclosures is limited to include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements.  The amendments are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  Disclosures required by the amendments should be provided retrospectively for all comparative periods presented.  For the Company, the amendments are effective for fiscal year 2014.  The Company is currently evaluating the impact these amendments may have on its disclosures.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment.  This ASU is intended to reduce the complexity and cost of performing an evaluation of impairment of goodwill.  Under the new guidance,  an entity will have the option of first assessing qualitative factors (events and circumstances) to determine whether it is more likely than not (meaning a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount.  If, after considering all relevant events and circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test will be unnecessary.  The amendment will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, which will be fiscal 2013 for the Company.  The Company does not anticipate that adoption will have a material impact on its operations or financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income.  This ASU amends the disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in stockholder’s equity.  Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The Company adopted this ASU in the first quarter of fiscal 2013 by reporting a separate statement of comprehensive income (loss).   In February 2013, the FASB issued ASU 2013-02 to improve the reporting of reclassifications out of accumulated other comprehensive income. The ASU provides amendments to the Comprehensive Income subtopic of the FASB ASC, such that companies must report the effect of significant reclassifications out of accumulated comprehensive income on the respective line items in net income. For other amounts that are not required to be reclassified in their entirety to net income, an entity may cross-reference to the relevant note disclosure. ASU 2013-02 will be effective for the second quarter of fiscal 2013. The adoption of this guidance will have no impact on our financial condition or results of operations but will impact the presentation of the financial statements. We are currently evaluating our presentation options.

10.	SIGNIFICANT ACCOUNTING POLICIES

Uncollectible Trade Accounts Receivable - Individual accounts receivable are written off when deemed uncollectible, with any future recoveries recorded as income when received.

11.	SUBSEQUENT EVENTS

On March 13, 2013, the Company amended its Credit Agreement (“the New Agreement”) with Bank of America to provide a senior financing facility consisting of term debt and a revolving line of credit.  Under the New Agreement, the Company became obligated on $11,000,000 of debt in the form of a term note to refinance the previous senior term debt and to fund repayment of a portion of its outstanding subordinated debt. Additionally, the New Agreement includes a $5,000,000 revolving line of credit that can be used for the purchase of fixed assets, to fund acquisitions, to collateralize letters of credit, and for operating capital.

The New Agreement amortizes the term debt over a five year period with 59 equal monthly installments of $130,952 and a final payment of $3,273,832 due in March 2018. The line of credit matures in March 2016.  There are various restrictive covenants under the New Agreement, and the Company is prohibited from entering into other debt agreements without the bank’s consent.

Under the New Agreement, interest is paid at a rate of one-month LIBOR plus a margin determined by certain leverage ratios specified in the New Agreement.  Based on leverage ratios at the time of the amendment, the margin is decreased by 25 basis points in the New Agreement.

With a portion of the proceeds from the term debt the Company paid down the amount of subordinated debt owed to Henry, Peter and John Baker by $1,500,000 in total leaving an aggregate remaining principal outstanding of $10,000,000 due on the amended maturity date of October 5, 2018.

In conjunction with the senior debt refinancing, the Company paid off the interest rate swap agreements that were in place as of January 31, 2013 (see Note 5). The total settlement of these instruments was estimated to be $65,000 at the time of closing.  In addition the Company entered into a new swap agreement to fix the interest rate of at 75% of the outstanding balance of the term note at 3.18% (0.68% plus the applicable margin, 2.50%).  The swap matures in March 2016.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto as filed in our Annual Report on Form 10-K for the year ended October 31, 2012 as well as the condensed consolidated financial statements and notes contained herein.

Forward-Looking Statements

The “Management’s Discussion and Analysis” (MD&A) portion of this Form 10-Q contains forward-looking statements about these topics:

(1) the lower gross profits of products that we are offering in connection with our brand expansion and response to competition in our marketplace,
(2) the cost pressures related to commodities affecting our business,
(3) the possibility that the costs to upgrade our information technology infrastructure and increase our sales staff may not result in a financial pay back in the future, and
(4) the potential adverse effect of weather on our sales and costs.

The following factors could cause actual results to differ materially from statements in MD&A about topic (1):  The volume of and revenues from products that we sell may be greater or less than we anticipate.  If greater, the effect will likely reduce our gross margin overall as a result of lower prices in response to competition; if less, the effect on our gross margin should be less significant, although in that case our results of operations could be adversely affected due to lower revenues.  In addition, to the extent we hire more sales staff to increase sales revenue, there is no assurance we can succeed in doing so.  We also incorporate by reference into this paragraph the full Risk Factor on page 13 of our Annual Report on Form 10-K for the Fiscal Year Ended October 31, 2012 (our 2012 Form 10-K) concerning risks of competition, and the full Risk Factor on page 17 of our 2012 Form 10-K concerning risks in connection with acquisitions.

The following factors could cause actual results to differ materially from statements in MD&A about topic (2):  We incorporate by reference into this paragraph the full Risk Factor on pages 15-16 of our 2012 Form 10-K concerning risks of fluctuation in the costs of essential raw materials and commodities.

The following factors could cause actual results to differ materially from statements in MD&A about topic (3):  We incorporate by reference into this paragraph the full Risk Factor on page 15 of our 2012 Form 10-K concerning risks of our expansion strategy.

The following factors could cause actual results to differ materially from statements in MD&A about topic (4):  We incorporate by reference into this paragraph the full Risk Factor on page 16 of our 2012 Form 10-K concerning risks of extremes of weather.

Results of Operations

Overview and Trends

Sales in the first quarter of 2013 were slightly lower than for the same period in 2012.  Gross profit increased slightly compared to the first quarter a year ago as a result of a slightly more profitable sales mix.  However, our loss was more than the first quarter a year ago because our operating costs, which have been trending higher the past two years, increased substantially in the first quarter compared to a year ago.

We paid down $1.5 million of subordinated debt during the first quarter of fiscal year 2013. Subsequent to the end of the first quarter, we re-financed our senior term and line of credit. In that process we paid down an additional $1.5 million of subordinated debt.

Results of Operations for the Three Months Ended January 31, 2013 (First Quarter) Compared to the Three Months Ended January 31, 2012

Sales
Sales for the three months ended January 31, 2013 were $17,043,000 compared to $17,234,000 for the corresponding period in 2012, a decrease of $191,000 or 1%.  There was no effect on sales as a result of acquisition activity. Net of acquisitions that were closed in 2012, sales decreased 2% in the first quarter of 2013 compared to the same quarter a year ago.

The comparative breakdown of sales of the product lines for the respective three-month periods ended January 31, 2013 and 2012 is as follows:

Product Line	2013	2012	Difference	% Diff.
(000’s $)
Water	$6,656	$6,582	$ 74	1%
Coffee	4,209	4,470	(261)	(6%)
Refreshment	2,784	2,836	(52)	(2%)
Equipment Rental	2,075	2,113	(38)	(2%)
Other	1,319	1,233	86	7%
Total	$17,043	$17,234	$191	(1%)

Water – Sales of water increased slightly compared to the same period in the prior year because of a 3% increase in the total bottles sold offset by a 2% decrease in average selling price per bottle. Acquisitions accounted for 1% of the increase in water sales for the first quarter of 2013 compared the same quarter a year ago.

Coffee – The decrease in sales was consistent across all brands and was attributable to lower volume as a result of competition and lower prices dictated by lower commodity costs compared to a year ago.

Refreshment – Sales, which include single serve drinks, cups, single serve water sales, and vending items, decreased because of a decrease in all of those products which more than offset a small increase in the sales of complementary coffee products.

Equipment Rental – The decrease in sales was a result of a 5% decrease in average rental price which more than offset a 3% increase in rental price.

Other – The increase is attributable to a 41% increase in the sales of office products and stamps which were $683,000 for the quarter. The fees that are charged to offset energy costs for delivery and freight, raw materials, and bottling operations decreased 15%.  These charges decreased to $636,000 in the first quarter of 2013 from $750,000 in the same period in 2012.

Gross Profit/Cost of Goods Sold – For the three months ended January 31, 2013, gross profit increased to $8,636,000 from $8,607,000 for the comparable period in 2012.  As a percentage of sales, gross profit increased to 51% in the first quarter of 2013 from 50% in the first quarter of 2012. The increase in gross profit of $29,000 was primarily due to higher water and office products sales despite the decrease in coffee and refreshment sales and equipment rental. The increase in gross profit, as a percentage of sales, was primarily due to a decrease in coffee and service costs as well as an increase in margin for office products.

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

Operating Expenses and Income (Loss) from Operations
Total operating expenses increased to $8,799,000 in the first quarter of 2013 from $8,180,000 in the comparable period in 2012, an increase of $619,000.

Selling, general and administrative (SG&A) expenses of $8,356,000 in the first quarter of 2013 increased $708,000, or 9%, from $7,648,000 in the comparable period in 2012.  Of total SG&A expenses, route distribution costs increased $224,000, or 6%, as a result of higher labor and vehicle costs; selling costs decreased $27,000, or 2% primarily because of computer related service costs to support the infrastructure improvement of e-commerce and customer relationship management software expended in the first quarter 2012. An increase in labor costs essentially offset those costs in the first quarter of 2013; and administration costs increased $511,000, or 18%, as a result of higher labor costs as well as software maintenance costs to support the new information systems installation referred to above.

Advertising expenses were $222,000 in the first quarter of 2013 compared to $323,000 in the first quarter of 2012, a decrease of $101,000, or 31%. The decrease in advertising costs is primarily related to a reduction in agency costs.

Amortization increased to $245,000 in the first quarter of 2013 from $236,000 in the comparable quarter in 2012, an increase of $9,000, or 4%.  Amortization is attributable to intangible assets that were acquired as part of acquisitions. The higher amortization in 2013 is attributable to acquisition activity in recent years.  In addition, we had a gain of $24,000, from the sale of assets in the first quarter of 2013 which was a decrease from the $28,000 gain from similar sales in the first quarter of 2012. We routinely sell assets used in the normal course of business as they are replaced with newer assets.

The loss from operations for the three months ended January 31, 2013 was $163,000 compared to income from operations of $427,000 in the comparable period in 2012, a decrease of $590,000.  The decrease was a result of higher operating expenses.

Interest, Taxes, and Other Expenses
Interest expense was $512,000 for the three months ended January 31, 2013 compared to $538,000 in the three months ended January 31, 2012, a decrease of $26,000.  The decrease is attributable to lower outstanding debt during the first quarter of 2013 compared to the first quarter of 2012.

The loss before income taxes was $668,000 for the three months ended January 31, 2013 compared to $104,000 in the corresponding period in 2012, an increase of $564,000. The tax benefit, as a result of loss from operations, for the first quarter of fiscal year 2013 was $262,000 compared to $49,000 in the first quarter of fiscal year 2012.  The higher tax benefit was a result of an increased loss from operations.

Net Loss
The net loss for the three months ended January 31, 2013 was $406,000 compared to $54,000 in the corresponding period in 2012.  The increase is attributable to higher operating expenses in the first quarter of 2013 as compared to the same period in fiscal year 2012.

Liquidity and Capital Resources

As of January 31, 2013, we had working capital of $5,058,000 compared to $6,903,000 as of October 31, 2012, a decrease of $1,845,000.  The decrease in working capital is primarily attributable to a decrease in cash of $924,000, net of the repayment of subordinated debt of $1,500,000 during the quarter and an additional repayment of $1,500,000 of subordinated debt in March 2013. As a result of a larger net loss, cash provided from operations decreased to $58,000 from $453,000 for the same period a year ago. In addition to the repayment of the subordinated debt, we used $453,000 for capital expenditures and $553,000 for scheduled repayment of senior debt in the first quarter of 2013.
Our Credit Agreement with Bank of America (“the Bank”) provides a senior financing facility consisting of term debt and a revolving line of credit.  As of January 31, 2013 we had $8,911,500 outstanding on our term loan and an outstanding letter of credit of $1,504,000 on our line of credit resulting in $3,496,000 available to borrow on the line of credit as of that date.

Subsequent to January 31, 2013, we amended our Agreement to renew the line of credit and restructure our term loan.  As of March 13, 2013, our new Credit Agreement (“New Agreement) with the Bank obligated us to $11,000,000 of debt in the form of a term note to refinance the previous senior term debt, line of credit, and to fund re-payment of a portion of our outstanding subordinated debt. A reconciliation of the funds used from the restructure of the term loan is as follows:

Existing term loan                                                                $  8,542,500
Repayment of subordinated debt                                         1,500,000
Administrative and termination fees                                       132,500
Repayment of line of credit/operating cash                           825,000
Total term loan obligation                                                  $11,000,000

Additionally, the New Agreement includes a $5,000,000 revolving line of credit that can be used for the purchase of fixed assets, to fund acquisitions, to collateralize letters of credit, and for operating capital.

The New Agreement amortizes the term debt over a five year period with 59 equal monthly installments of $130,952 and a final payment of $3,273,832 due in March 2018. The line of credit matures in March 2016.  There various restrictive covenants under the agreement, and the Company is prohibited from entering into other debt agreements without the bank’s consent.

Under the New Agreement, interest is paid at a rate of one-month LIBOR plus a margin determined by certain leverage ratios specified in the agreement.  Based on leverage ratios at the time of the amendment, the margin is decreased by 25 basis points in the New Agreement.

Our credit facility requires that we be in compliance with certain financial covenants at the end of each fiscal quarter.  The covenants include senior debt service coverage as defined of greater than 1.25 to 1, total debt service coverage as defined of greater than 1 to 1, and senior debt to EBITDA as defined of no less than 2.50 to 1.  As of January 31, 2013, we were in compliance with all of the financial covenants of our credit facility. The Agreement prohibits us from paying dividends without prior consent of the lender. Also under the Agreement, the Company is obligated to calculate Consolidated Excess Cash Flow based on its financial results for each fiscal year to determine if additional principal is due on the term note. On May 14, 2012, the Agreement was amended to change the definition of Consolidated Adjusted Operating Cash Flow to add $965,000 to the calculation of Cash Flow for the reference periods under the Agreement that end April 30, 2012, July 31, 2012 and October 31, 2012 and to allow for the use of up to $500,000 for the purchase of the Company’s stock. This revision is intended to reflect the expenditures for upgrades to the Company’s IT infrastructure, which are expected to provide a long-term benefit but do not qualify as capital expenditures under the Agreement. Subsequently, the modification of the cash flow formula was extended to the quarter ending January 31, 2013.

In addition, under the Agreement, the Company is obligated to calculate Consolidated Excess Cash Flow based on its financial results for the fiscal year to determine if additional principal is due on the term note which would be due in February 2013. Bank of America waived this requirement for the fiscal year ending October 31, 2012.

As of January 31, 2013, we had three interest rate swap agreements with Bank of America in effect.  The intent of one swap, entered into on April 5, 2010, is to fix the interest rate on 75% of the outstanding balance on the term loan as required by the credit facility.  The swap fixes the interest rate for the swapped amount at 4.76% (2.01% plus the applicable margin, 2.75%).  An additional swap entered into on the same date offsets the swap that fixed the interest on a portion of the term loan and became ineffective when we entered into the Agreement.

Under the New Agreement, interest is paid at a rate of one-month LIBOR plus a margin determined by certain leverage ratios specified in the agreement.  Based on leverage ratios at the time of the amendment, the margin is 2.50% in the New Agreement. In conjunction with the amendment, we paid off our liability under previous swap agreements associated with past term notes and enter into a new agreement to fix the interest rate on at least 75% of the outstanding term debt, on an amortizing basis, at 0.68% plus the applicable margin in the Agreement. To terminate our previous swap agreements we paid approximately $65,000.

In addition to our senior and subordinated debt commitments, we have significant future cash commitments, primarily in the form of operating leases that are not reported on the consolidated balance sheet. The following table sets forth our contractual commitments in future fiscal years as of January 31, 2013:

	Payment due by Period
Contractual Obligations (2)	Total	Remainder of 2013	2014-2015	2016-2017	After 2017
Debt (3)	$20,513,000	$1,762,000	$18,751,000	$-	$-
Interest on Debt (1)	4,990,000	1,788,000	3,202,000	-	-
Operating Leases	14,150,000	2,966,000	6,177,000	3,579,000	1,428,000
Licensing Fees	875,000	264,000	611,000	-	-
Total	$40,528,000	$6,780,000	$28,741,000	$3,579,000	$1,428,000

(1)	Interest based on 75% of outstanding senior debt at the hedged interest rate discussed above, 25% of outstanding senior debt at a variable rate of 2.96%, and subordinated debt at a rate of 12%.

(2)
Customer deposits have been excluded from the table.  Deposit balances vary from period to period with water sales but future increases and decreases in the balances are not accurately predictable.  Deposits are excluded because, net of periodic additions and reductions, it is probable that a customer deposit balance will always be outstanding as long as the business operates.

(3)	Does not include the Third Amendment to the Amended and Restated Credit Agreement and the $1,500,000 discretionary repayment of subordinated debt made in March 2013.

We have no other material contractual obligations or commitments.

Inflation had no material impact on our performance in the quarter ending January 31, 2013.

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

Changes in Internal Control over Financial Reporting.

No change in our internal control over financial reporting occurred during the fiscal quarter ended January 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.                              Legal Proceedings.

None.

Item 1A.                           Risk Factors.

There was no change in the three months ended January 31, 2013 from the Risk Factors reported in our Annual Report on Form 10-K for the year ended October 31, 2012.

Item 2.                              Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the stock repurchases, by month, that were made during the first quarter ended January 31, 2013.

Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares as Part of a Publicly Announced Program (2)	Maximum Expenditure that May Yet be used for Purchases Under the Program (2)
November 1-30	-	-	-	$491,831
December 1-31	-	-	-	491,831
January 1-31	120	$1.12	120	491,696
Total	120	$1.12	120
(1)	Includes transaction costs.
(2)
On May 14, 2012 we announced a program to repurchase up to $500,000 of our common stock.  There is no expiration date for the plan to repurchase additional shares and the dollar limit may not be reached.

Item 3.                                Defaults Upon Senior Securities.

None.

Item 4.                                Mine Safety Disclosures.

None.

Item 5.                                Other Information.

Pursuant to General Instruction B.3. of Form 8-K, we hereby provide, within four business days of its occurrence, the information required by Items 1.01 and 2.03 of Form 8-K regarding our amended credit agreement.

On March 13, 2013, Crystal Rock Holdings, Inc. and our subsidiaries entered into a Third Amendment to our Credit Agreement with Bank of America (“the New Agreement”) to provide a senior financing facility consisting of term debt and a revolving line of credit.  Bank of America is our sole lender under the New Agreement.

Under the New Agreement, we became obligated on $11,000,000 of debt in the form of a term note to refinance our previous senior term debt and acquisition line of credit. Additionally, the New Agreement includes a $5,000,000 revolving line of credit that can be used for the purchase of fixed assets, to fund acquisitions, to collateralize letters of credit, and for operating capital.  The proceeds from the term debt were used to refinance existing senior debt, fund repayment of $1,500,000 of our outstanding subordinated debt, pay administration and termination fees associated with the transaction and to reduce our existing line of credit.

The New Agreement amortizes the term debt over a five year period with 59 equal monthly installments of $130,952 and a final payment of $3,273,832 due at the end of five years. The line of credit matures in three years.  We are subject to various restrictive covenants under the agreement, and we are prohibited from entering into other debt agreements without the bank’s consent.

Under the New Agreement, interest is paid at a rate of one-month LIBOR plus a margin determined by certain leverage ratios specified in the agreement.  Based on leverage ratios at the time of the amendment, the margin is 2.50% in the New Agreement. In conjunction with the amendment, we paid off our liability under previous swap agreements associated with past term notes and entered into a new agreement to fix the interest rate on 75% of the outstanding term debt, on an amortizing basis, at 0.68% plus the applicable margin in the New Agreement. To terminate our previous swap agreements we paid $65,000. For more information about our swap agreements see footnote 5 of the financial statement included herein.

In conjunction with the New Agreement, we repaid $1,500,000 of subordinated debt to Henry, Peter and John Baker reducing the total amount of outstanding subordinated debt to $10,000,000. In addition, the maturity date of each of the subordinated notes held by the three note holders was extended to October 5, 2018. All other terms of the subordinated debt agreements remained the same. The repayment of the subordinated debt and amendment of the associated notes was reviewed and approved by the Company's Audit Committee as required by its charter.  For more information about the Company’s subordinated debt, see the section entitled “Related Party Transactions - Subordinated Notes Held by Significant Stockholders” on pages 12 and 13 of our definitive proxy statement dated February 28, 2013, which section is incorporated herein by this reference.

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

3.4	By-laws, as amended (Incorporated by reference to Exhibit 3.2 to our report on Form 8-K, filed with the SEC on April 2, 2010)

10.1	Third Amendment to the Credit Agreement with Bank of America dated March 13, 2013.

10.2	Amendment of Second Amended and Restated Subordinated Note and Subordinated Note to Henry Baker dated March 13, 2013

10.3	Amendment of Subordinated Note to Peter Baker and John Baker dated March 13, 2013

10.4	Second Amended and Restated Term Note to Bank of America dated March 13, 2013

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Interactive Data Files regarding (a) our Condensed Consolidated Balance Sheets as of January 31, 2013 and October 31, 2012, (b) our Condensed Consolidated Statements of Operations for the Three Months Ended January 31, 2013 and 2012, (c) our Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended January 31, 2013 and 2012, (d) our Condensed Consolidated Statements of Cash Flows for the Three Months Ended January 31, 2013 and 2012, and (e) the Notes to such Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:           March 18, 2013

CRYSTAL ROCK HOLDINGS, INC.

By: /s/ Bruce S. MacDonald
Bruce S. MacDonald
Vice President, Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)

Exhibits Filed Herewith

Exhibit
Number                      Description

10.1	Third Amendment to the Credit Agreement with Bank of America dated March 13, 2013.

10.2	Amendment of Second Amended and Restated Subordinated Note and Subordinated Note to Henry Baker dated March 13, 2013

10.3	Amendment of Subordinated Note to Peter Baker and John Baker dated March 13, 2013

10.4	Second Amended and Restated Term Note to Bank of America dated March 13, 2013

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive Data Files regarding (a) our Condensed Consolidated Balance Sheets as of January 31, 2013 and October 31, 2012, (b) our Condensed Consolidated Statements of Operations for the Three Months Ended January 31, 2013 and 2012, (c) our Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended January 31, 2013 and 2012, (d) our Condensed Consolidated Statements of Cash Flows for the Three Months Ended January 31, 2013 and 2012, and (e) the Notes to such Condensed Consolidated Financial Statements.