Form 10-Q
period 2013-04-30
Crystal Rock Holdings, Inc.
filed 2013-06-14
CIK 1123316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2013
OR
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
Yes ___                                                      No   X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding at
Class	June 4, 2013
Common Stock, $.001 Par Value	21,368,911

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	October 31,
	2013	2012
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,493,560	$3,071,277
Accounts receivable - net	8,080,239	7,950,067
Inventories - net	2,730,325	2,629,665
Current portion of deferred tax asset	421,679	421,679
Other current assets	1,858,916	1,387,288

TOTAL CURRENT ASSETS	14,584,719	15,459,976

PROPERTY AND EQUIPMENT - net	7,347,897	8,127,582

OTHER ASSETS:
Goodwill	12,156,790	12,156,790
Other intangible assets - net	1,718,050	2,312,433
Other assets	39,000	39,000

TOTAL OTHER ASSETS	13,913,840	14,508,223

TOTAL ASSETS	$35,846,456	$38,095,781

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long term debt	$1,672,527	$3,815,103
Accounts payable	1,614,656	1,709,506
Accrued expenses	2,336,295	2,254,994
Current portion of customer deposits	638,998	650,540
Current portion of unrealized loss on derivatives	36,091	127,180
TOTAL CURRENT LIABILITIES	6,298,567	8,557,323

Long term debt, less current portion	9,297,624	7,251,000
Deferred tax liability	4,506,148	4,506,148
Subordinated debt	10,000,000	11,500,000
Customer deposits	2,450,897	2,487,123
Long term portion of unrealized loss on derivatives	31,470	-

TOTAL LIABILITIES	32,584,706	34,301,594

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock - $.001 par value, 50,000,000 authorized shares,
21,960,229 issued and 21,370,011 outstanding shares as of
April 30, 2013 and 21,960,229 issued and 21,380,731
outstanding shares as of October 31, 2012	21,960	21,960
Additional paid in capital	58,462,497	58,462,497
Treasury stock, at cost, 590,218 shares as of April 30, 2013
and 579,498 shares as of October 31, 2012	(889,870)	(878,560)
Accumulated deficit	(54,292,300)	(53,735,401)
Accumulated other comprehensive loss, net of tax	(40,537)	(76,309)
TOTAL STOCKHOLDERS' EQUITY	3,261,750	3,794,187

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$35,846,456	$38,095,781

See the notes to the condensed consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended April 30,		Six months ended April 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)

NET SALES	$17,347,483	$17,560,702	$34,390,348	$34,794,766

COST OF GOODS SOLD	8,513,565	8,724,917	16,920,287	17,351,751

GROSS PROFIT	8,833,918	8,835,785	17,470,061	17,443,015

OPERATING EXPENSES:
Selling, general and administrative expenses	8,070,903	7,587,703	16,426,577	15,236,185
Advertising expenses	175,037	314,943	397,481	638,266
Amortization	240,343	232,999	485,781	469,152
(Gain) loss on disposal of property and equipment	13,132	(31,359)	(11,076)	(59,108)

TOTAL OPERATING EXPENSES	8,499,415	8,104,286	17,298,763	16,284,495

INCOME FROM OPERATIONS	334,503	731,499	171,298	1,158,520

OTHER EXPENSE (INCOME):
Interest expense	591,174	557,715	1,103,153	1,095,316
(Gain) on derivatives	(9,398)	(1,151)	(16,505)	(8,092)
TOTAL OTHER EXPENSE, NET	581,776	556,564	1,086,648	1,087,224

(LOSS) INCOME BEFORE INCOME TAX EXPENSE	(247,273)	174,935	(915,350)	71,296

INCOME TAX (BENEFIT) EXPENSE	(96,832)	80,096	(358,451)	30,757

NET (LOSS) INCOME	$(150,441)	$94,839	$(556,899)	$40,539

NET (LOSS) INCOME PER SHARE - BASIC	$(0.01)	$0.00	$(0.03)	$0.00

NET (LOSS) INCOME PER SHARE - DILUTED	$(0.01)	$0.00	$(0.03)	$0.00

WEIGHTED AVERAGE SHARES USED IN COMPUTATION - BASIC	21,372,865	21,388,681	21,376,857	21,388,681
WEIGHTED AVERAGE SHARES USED IN COMPUTATION - DILUTED	21,372,865	21,388,681	21,376,857	21,388,681

See the notes to the condensed consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three months ended April 30,		Six months ended April 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)

NET (LOSS) INCOME	$(150,441)	$94,839	$(556,899)	$40,539
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Cash Flow Hedges:
Amortization of loss on derivative undesignated as cash flow hedge	5,022	22,731	15,066	45,463
Unrealized (loss) gain on derivatives designated as cash flow hedges	265	22,090	20,706	40,758
Other Comprehensive (Loss) Income, net of tax	5,287	44,821	35,772	86,221
TOTAL COMPREHENSIVE (LOSS) INCOME	$(145,154)	$139,660	$(521,127)	$126,760

See the notes to the condensed consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended April 30,
	2013	2012
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(556,899)	$40,539
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	1,688,720	1,789,386
Provision for bad debts on accounts receivable	102,735	108,470
Amortization	485,781	469,152
Non cash interest expense	108,602	24,000
Gain on derivatives	(16,505)	(8,092)
Gain on disposal of property and equipment	(11,076)	(59,108)
Changes in assets and liabilities:
Accounts receivable	(232,907)	239,642
Inventories	(100,660)	(90,993)
Other current assets	(484,270)	(270,414)
Accounts payable	(94,850)	(186,259)
Accrued expenses	86,601	(232,709)
Customer deposits	(47,768)	(116,099)
NET CASH PROVIDED BY OPERATING ACTIVITIES	927,504	1,707,515

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(908,931)	(1,369,306)
Proceeds from sale of property and equipment	10,972	89,043
Cash used for acquisitions	-	(7,000)
NET CASH USED IN INVESTING ACTIVITIES	(897,959)	(1,287,263)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt	2,273,000	-
Principal payments on long term debt	(3,868,952)	(1,607,000)
Purchase of treasury stock	(11,310)	-
NET CASH USED IN FINANCING ACTIVITIES	(1,607,262)	(1,607,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,577,717)	(1,186,748)

CASH AND CASH EQUIVALENTS - beginning of period	3,071,277	5,378,575

CASH AND CASH EQUIVALENTS - end of period	$1,493,560	$4,191,827

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest	$1,081,294	$1,070,178

Cash paid (received) for income taxes	$26,350	$(200,730)

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

2.           GOODWILL AND OTHER INTANGIBLE ASSETS

Major components of intangible assets consisted of:
	April 30, 2013			October 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Wgt. Avg. Amort. Years	Gross Carrying Amount	Accumulated Amortization	Wgt. Avg. Amort. Years
Amortized Intangible Assets:
Covenants Not to Compete	$2,386,488	$2,066,988	2.68	$2,386,488	$1,986,405	3.04
Customer Lists	7,821,186	6,738,912	2.12	7,821,186	6,339,881	2.41
Other Identifiable Intangibles	548,311	232,035	26.42	656,913	225,868	26.90
Total	$10,755,985	$9,037,935		$10,864,587	$8,552,154

Amortization expense for the three month periods ending April 30, 2013 and 2012 was $240,343 and $232,999, respectively.  Amortization expense for the six month periods ending April 30, 2013 and 2012 was $485,781 and $469,152, respectively.  There were no changes in the carrying amount of goodwill for the three and six month periods ending April 30, 2013 and 2012.

3.           DEBT

On March 13, 2013, the Company amended its Credit Agreement (the "Agreement”) with Bank of America to provide a senior financing facility consisting of term debt and a revolving line of credit.  Under the Agreement, the Company became obligated on $11,000,000 of debt in the form of a term note to refinance the previous senior term debt and to fund repayment of a portion of its outstanding subordinated debt. Additionally, the Agreement includes a $5,000,000 revolving line of credit that can be used for the purchase of fixed assets, to fund acquisitions, to collateralize letters of credit, and for operating capital.

The Agreement amortizes the term debt over a five year period with 59 equal monthly installments of $130,952 and a final payment of $3,273,832 due in March 2018. The revolving line of credit matures in March 2016.  There are various restrictive covenants under the Agreement, and the Company is prohibited from entering into other debt agreements without the bank’s consent.  The Agreement also prohibits the Company from paying dividends without the prior consent of the bank.

There was no balance on the line of credit but it collateralized a letter of credit of $1,466,000 as of April 30, 2013.  Consequently, as of that date, there was $3,534,000 available to borrow from the revolving line of credit. There was $10,869,000 outstanding on the term note as of April 30, 2013.

Under the Agreement, interest is paid at a rate of one-month LIBOR plus a margin based on the achievement of a specified leverage ratio.  As of April 30, 2013, the margin was 2.50% for the term note and 2.25% for the revolving line of credit.  The Company fixed the interest rate on 75% of its term debt by purchasing an interest rate swap as of the date of the Agreement. As of April 30, 2013, the Company had $2,717,000 of the term debt subject to variable interest rates.  The one-month LIBOR was .20% on the last business day of April 2013 resulting in total variable interest rates of 2.70% and 2.45%, for the term note and the revolving line of credit, respectively, as of April 30, 2013.

The Agreement requires the Company to be in compliance with certain financial covenants at the end of each fiscal quarter.  The covenants include senior debt service coverage as defined of greater than 1.25 to 1, total debt service coverage as defined of greater than 1 to 1, and senior debt to EBITDA of less than 2.50 to 1.  As of April 30, 2013, the Company was in compliance with these covenants and terms of the Agreement.

In addition to the senior debt, as of April 30, 2013, the Company has subordinated debt owed to Henry, Peter and John Baker.  On December 21, 2012 the Company made a discretionary payment of $1,500,000 to the subordinated debt holders. With a portion of the proceeds from the senior debt re-financing above, the Company paid down the amount of subordinated debt by an additional $1,500,000 leaving an aggregate remaining principal outstanding of $10,000,000 due by the amended maturity date of October 5, 2018. The interest rate on each of these notes is 12% per annum.

In 2012, the Company made an acquisition that resulted in the issuance of a note for $101,000 to the seller. The note was due on March 20, 2013 but remains a liability and has not been paid because certain contingencies in the acquisition agreement that were required to be met for payment were not met subsequent to the transaction. The Company is currently discussing settlement of these contingencies with the seller and is uncertain of if or when the amount due, in whole or in part, will be paid.

4.           INVENTORIES

Inventories consisted of the following at:

	April 30,	October 31,
	2013	2012
Finished Goods	$2,609,680	$2,447,605
Raw Materials	120,645	182,060
Total Inventories	$2,730,325	$2,629,665

Finished goods inventory consists of products that the Company sells such as, but not limited to, coffee, cups, soft drinks, and snack foods.  Raw material inventory consists primarily of bottle caps.  The amount of raw and bottled water on hand does not represent a material amount of inventory.  The Company estimates that value as of April 30, 2013 and October 31, 2012 to be $39,000 and $31,000, respectively.  This value includes the cost of allocated overhead.  Bottles are accounted for as fixed assets.

5.         ON-BALANCE SHEET DERIVATIVE INSTRUMENTS AND HEDGING
 ACTIVITIES

Derivative Financial Instruments
The Company uses stand-alone derivative financial instruments in the form of interest rate swap agreements, which derive their value from underlying interest rates. These transactions involve both credit and market risk.  The notional amount is an amount on which calculations, payments, and the value of the derivative are based.  The notional amount does not represent direct credit exposure.  Direct credit exposure is limited to the net difference between the calculated amount to be received and paid, if any. Such difference, which represents the fair value of the derivative instrument, is reflected on the Company’s consolidated balance sheet as an unrealized gain or loss on derivatives.

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

On October 5, 2007, the Company entered into an interest rate swap agreement (old swap) in conjunction with an amendment to its credit facility with Bank of America.  The intent of the instrument was to fix the interest rate on at least 75% of the outstanding balance on the term loan (the swapped amount) with Bank of America as required by the facility.  The old swap fixed the interest rate for the swapped amount related to the previous facility at 4.87% and was to mature in January 2014.

On April 5, 2010, the Company entered into an interest rate swap agreement (offsetting swap) to offset the old swap for which it receives 1.40% of the scheduled balance of the old term loan. The offsetting swap effectively removed any exposure to change in the fair value of the old swap and set a fixed net payment schedule based on the scheduled balance of the old term loan until January 2014 when both swaps were to mature.   In addition, the Company entered into a swap agreement (new swap) to fix the interest rate of up to75% of the outstanding balance of the term note at 4.76% (2.01% plus the applicable margin, 2.75%).  The term note was re-financed in March 2013 and the new swap matured in April 2013.

In March 2013, the Company terminated the old and offsetting swaps and settled the remaining liability of $27,670 associated with them. The settlement was expensed during the three months ended April 30, 2013. In addition, the Company entered into a new interest rate swap agreement (latest swap) for the purpose of fixing at least 75% of the term loan under the Agreement with Bank of America. The latest swap fixes the rate on at least 75% of the outstanding balance of the term loan at 3.18% (.68% plus the applicable margin under the Agreement, 2.50%) until March 2016.

As of April 30, 2013, the total notional amount of the new swap agreement was $8,152,000.  On that date, the variable rate on the remaining portion of the term note was 2.70%.

At April 30, 2013 and October 31, 2012, the net unrealized loss relating to interest rate swaps was recorded in current and long term liabilities.  The current portion is the valuation of the hedged instrument over the next twelve months while the balance of the unrealized loss makes up the long term portion.  For the effective portion of the hedges, which is the new swap at October 31, 2012 and the latest swap at April 30, 2013, changes in the fair value of interest rate swaps designated as hedging instruments to mitigate the variability of cash flows associated with long-term debt are reported in other comprehensive income or loss net of tax effects. The amounts relating to the old swap previously reflected in accumulated other comprehensive income were amortized to earnings over the remaining term of the undesignated cash flow hedge.  Payments on the old swap, and receipt of income on the offsetting swap, are reported as gain or loss on derivatives and an adjustment to other comprehensive income or loss net of tax effects.

The table below details the adjustments to other comprehensive income (loss), on a before-tax and net-of tax basis, for the fiscal quarters ended April 30, 2013 and 2012.

	Before-Tax	Tax Benefit	Net-of-Tax
Three Months Ended April 30, 2012
Loss on interest rate swap	$(38,884)	$15,553	$(23,331)
Amortization of loss on derivative undesignated as cash flow hedge	37,885	(15,154)	22,731
Reclassification adjustment for loss in income	75,701	(30,280)	45,421
Net unrealized gain	$74,702	$(29,881)	$44,821
Three Months Ended April 30, 2013
Loss on interest rate swap	$(31,891)	$12,756	$(19,135)
Amortization of loss on derivative undesignated as cash flow hedge	8,370	(3,348)	5,022
Reclassification adjustment for loss in income	32,333	(12,933)	19,400
Net unrealized gain	$8,812	$(3,525)	$5,287

The reclassification adjustments of $32,333 and $75,701 represent interest the Company paid in excess of the amount that would have been paid without the interest rate swap agreement during the quarters ended April 30, 2013 and 2012, respectively. These amounts were reclassified from accumulated other comprehensive loss and recorded in consolidated statements of operations as interest expense.  No other material amounts were reclassified during the quarters ended April 30, 2013 and 2012.

The table below details the adjustments to other comprehensive income (loss), on a before-tax and net-of tax basis, for the six months ended April 30, 2013 and 2012.

	Before-Tax	Tax Benefit (Expense)	Net-of-Tax
Six Months Ended April 30, 2012
Loss on interest rate swap	$(89,334)	$35,733	$(53,601)
Amortization of loss on derivative undesignated as cash flow hedge	75,770	(30,307)	45,463
Reclassification adjustment for loss in income	157,265	(62,906)	94,359
Net unrealized gain	$143,701	$(57,480)	$86,221
Six Months Ended April 30, 2013
Loss on interest rate swap	$(52,551)	$21,020	$(31,531)
Amortization of loss on derivative undesignated as cash flow hedge	25,110	(10,044)	15,066
Reclassification adjustment for loss in income	87,061	(34,824)	52,237
Net unrealized gain	$59,620	$(23,848)	$35,772

The reclassification adjustments of $87,061 and $157,265 represent interest the Company paid in excess of the amount that would have been paid without the interest rate swap agreements during the six months ended April 30, 2013 and 2012, respectively. These amounts were reclassified from accumulated other comprehensive loss and recorded in the condensed consolidated statements of operations as interest expense.  No other material amounts were reclassified during the six months ended April 30, 2013 and 2012.

In the six months ended April 30, 2013 the fair value of the swap entered into during the quarter resulted in an unrealized loss on derivative liability at the end of the period of $67,561. Also, as of that date, the estimated net amount of the existing loss that is reported in accumulated other comprehensive income that is expected to be reclassified into earnings within the next twelve months is $21,655, net of tax.

Derivatives designated as hedging instruments include interest rate swaps classified as liabilities on the Company’s balance sheet with a fair value of $67,561 at April 30, 2013 and $64,603 at October 31, 2012.  Derivatives not designated as hedging instruments include interest rate swaps classified as liabilities on the Company’s consolidated balance sheet with a fair value of $0 at April 30, 2013 and $62,577 at October 31, 2012. During the first six months of fiscal years 2013 and 2012, cash flow hedges are deemed 100% effective.  The net gain on interest rate swaps not designated as cash flow hedges, classified as a gain on derivatives on the Company’s statements of operations, amounted to $9,398 and $1,151 for the quarters ended April 30, 2013 and 2012, respectively. The net gain on interest rate swaps not designated as cash flow hedges, classified as a gain on derivatives on the Company’s statements of operations, amounted to $16,505 and $8,092 for the six months ended April 30, 2013 and 2012, respectively.

6.           FAIR VALUES OF ASSETS AND LIABILITIES

Fair Value Hierarchy
The Company had no assets measured at fair value on a recurring basis as of April 30, 2013 or October 31, 2012. The Company’s liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
Liabilities:
April 30, 2013
Unrealized loss on derivatives	$-	$67,561	$-

October 31, 2012
Unrealized loss on derivatives	$-	$127,180	$-

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

(a)
In accordance with FASB Accounting Standards Codification Subtopic 350-20, goodwill with a carrying amount of $32,123,294 was written down to its implied fair value of $12,156,790, resulting in an impairment charge of $19,966,504, which was included in earnings for the year ended October 31, 2012.

There were no assets or liabilities measured at fair value on a nonrecurring basis at April 30, 2013.

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

	Three Months Ended April 30,		Six Months Ended April 30,
	2013	2012	2013	2012
Net (Loss) Income	$(150,441)	$94,839	$(556,899)	$40,539
Denominator:
Basic Weighted Average Shares Outstanding	21,372,865	21,388,681	21,376,857	21,388,681
Dilutive effect of Stock Options	-	-	-	-
Diluted Weighted Average Shares Outstanding	21,372,865	21,388,681	21,376,857	21,388,681
Basic Income (Loss) Per Share	$(.01)	$.00	$(.03)	$.00
Diluted Income Per (Loss) Share	$(.01)	$.00	$(.03)	$.00

There were 211,500 and 269,500 options outstanding as of April 30, 2013 and 2012, respectively.  For the three month and six month periods ended April 30, 2013 and 2012 there were no options used to calculate the effect of dilution because all of the outstanding options’ exercise prices exceeded the market price of the underlying common shares and were therefore considered anti-dilutive.

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

The Company has stock-based compensation plans under which incentive and non-qualified stock options and restricted shares are granted.  In April 1998, the Company’s stockholders approved the 1998 Incentive and Non-Statutory Stock Option Plan.  In April 2003, the Company’s stockholders approved an increase in the authorized number of shares to be issued under its 1998 Incentive and Non-Statutory Stock Option Plan from 1,500,000 to 2,000,000. This plan provides for issuances of options to purchase the Company’s common stock under the administration of the compensation committee of the Board of Directors.  The intent of the plan is to reward options to officers, employees, directors, and other individuals providing services to the Company.  As of April 30, 2013, there were 1,914,500 shares available for grant and 85,500 options outstanding under this plan.

In April 2004, the Company’s stockholders approved the 2004 Stock Incentive Plan.  The plan provides for issuances of awards of up to 250,000 restricted or unrestricted shares of the Company’s common stock, or incentive or non-statutory stock options to purchase such common stock. Of the total amount of shares authorized under this plan, 126,000 options are outstanding, 26,000 restricted shares have been granted, and 98,000 shares are available for grant at April 30, 2013.

The options issued under the plans generally vest in periods up to five years based on the continuous service of the recipient and have 10 year contractual terms.  Share awards generally vest over one year.  Option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the plans).

There were three options, for a total of 58,000 shares that expired in the first six months of 2013 and three options, for a total of 15,000 shares that expired in the first six months of fiscal year of 2012.  Other than the expirations, there was no activity related to stock options and outstanding stock option balances or other equity based compensation during the three and six month periods ended April 30, 2013 and 2012.  The Company did not grant any equity based compensation during the three and six months ended April 30, 2013 and 2012.

The following table summarizes information pertaining to outstanding stock options, all of which are exercisable, as of April 30, 2013:

Exercise Price Range	Outstanding Options (Shares)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value as of April 30, 2013
$1.80 - $2.36	201,500	1.7	$2.32	$-
$3.18 - $3.38	10,000.6		$3.28	-
	211,500	1.7	$2.38	$-

Outstanding options were granted with lives of 10 years and provide for vesting over a term of 0-5 years.  Since all outstanding stock options were fully vested as of April 30, 2013 there was no unrecognized share based compensation related to unvested options as of that date.  All incentive and non-qualified stock option grants had an exercise price equal to the market value of the underlying common stock on the date of grant.

9.	RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Comprehensive Income. ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For significant items not reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. The amendments in this ASU are effective for annual reporting periods, and interim periods within those annual reporting periods, beginning after December 15, 2012, which for the Company will be the first quarter of fiscal 2014. The adoption of ASU 2013-02 is not expected to have an impact on the Company’s net income, financial position or cash flows.

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If a company determines that it is more likely than not that the fair value of such an asset exceeds its carrying amount, it would not need to calculate the fair value of the asset in that year. However, if a company concludes otherwise, it must calculate the fair value of the asset, compare that value with its carrying amount and record an impairment charge, if any. The amendments in the ASU are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012, which is fiscal 2013 for the Company.  The Company does not anticipate that adoption will have a material impact on its operations or financial statements.

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities (Topic 210), which provides amendments for disclosures about offsetting assets and liabilities. The amendments require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. On January 31, 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarified that the scope of the disclosures is limited to include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements.  The amendments are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  Disclosures required by the amendments should be provided retrospectively for all comparative periods presented.  For the Company, the amendments are effective for fiscal year 2014.  The Company is currently evaluating the impact these amendments may have on its disclosures.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment.  This ASU is intended to reduce the complexity and cost of performing an evaluation of impairment of goodwill.  Under the new guidance,  an entity will have the option of first assessing qualitative factors (events and circumstances) to determine whether it is more likely than not (meaning a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount.  If, after considering all relevant events and circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test will be unnecessary.  The amendment will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, which is fiscal 2013 for the Company.  The Company does not anticipate that adoption will have a material impact on its operations or financial statements.

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

Results of Operations

Overview and Trends

Sales in the first half of 2013 were slightly lower than for the same period in 2012.  Gross profit increased slightly compared to the first half a year ago as a result of a slightly more profitable sales mix.  However, we experienced a loss in the second quarter and first half of 2013 because our operating costs, which have been trending higher the past two years, increased substantially in those periods compared to a year ago.

We refinanced our senior term note and line of credit and paid down $3 million of subordinated debt during the first six months of fiscal year 2013. Over that time we have decreased our total debt while continuing to fund operations from available cash.

Results of Operations for the Three Months Ended April 30, 2013 (Second Quarter) Compared to the Three Months Ended April 30, 2012

Sales
Sales for the three months ended April 30, 2013 were $17,348,000 compared to $17,561,000 for the corresponding period in 2012, a decrease of $213,000 or 1%.  Acquisitions that were closed in 2012 amounted to 1% of sales in the second quarter of 2013. So, net of acquisitions, sales in the second quarter were essentially the same as the comparable period a year ago.

The comparative breakdown of sales of the product lines for the respective three-month periods ended April 30, 2013 and 2012 is as follows:

Product Line	2013	2012	Difference	% Diff.
(000’s $)
Water	$7,118	$7,075	$43	1%
Coffee	4,152	4,264	(112)	(3%)
Refreshment	2,820	2,780	40	1%
Equipment Rental	2,039	2,096	(57)	(3%)
Other	1,219	1,346	(127)	(9%)
Total	$17,348	$17,561	$(213)	(1%)

Water – Sales of water increased slightly compared to the same period in the prior year because of a 2% increase in the total bottles sold offset by a 1% decrease in average selling price per bottle. Acquisitions in 2012 accounted for 1% of the increase in water sales for the second quarter of 2013 compared the same quarter a year ago.

Coffee – Cool beans pods brand increased 23% while other brands and sizes decreased 6% in the quarter.  The overall decrease was attributable to lower volume as a result of competition and lower prices dictated by lower commodity costs compared to a year ago. The increase in pod sales is primarily a result of being a lower price, high quality substitute for other single serve coffee products. Acquisitions in 2012 accounted for 1% of sales for the quarter.

Refreshment – Sales increased as a result of an increase in complementary coffee products as well as an increase in single serve water sales. Sales of cups, vending items and other drinks decreased in the second quarter of 2013 compared to the same quarter a year ago.

Equipment Rental – The decrease in sales was a result of a 2% decrease in average rental price as well as a 1% decrease in average rental units in the field. Acquisitions in 2012 accounted for 1% of sales for the quarter.

Other – The decrease is attributable to an 11% decrease in the sales of office products and stamps which were $604,000 for the quarter. In addition, the fees that are charged to offset energy costs for delivery and freight, raw materials, and bottling operations decreased 5%.  These charges decreased to $595,000 in the second quarter of 2013 from $626,000 in the same period in 2012.

Gross Profit/Cost of Goods Sold – For the three months ended April 30, 2013, gross profit decreased slightly to $8,834,000 from $8,836,000 for the comparable period in 2012.  As a percentage of sales, gross profit increased to 51% in the second quarter of 2013 from 50% in the second quarter of 2012. The decrease in gross profit of $2,000 was primarily due to lower sales partially offset by a more profitable sales mix.

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

Operating Expenses and Income from Operations
Total operating expenses increased to $8,500,000 in the second quarter of 2013 from $8,104,000 in the comparable period in 2012, an increase of $396,000, or 5%.

Selling, general and administrative (SG&A) expenses of $8,071,000 in the second quarter of 2013 increased $483,000, or 6%, from $7,588,000 in the comparable period in 2012.  Of total SG&A expenses, route distribution costs increased $470,000, or 14%, as a result of higher labor and vehicle costs. Higher labor costs were primarily related to increased staffing for delivery and increased vehicle costs were related to leasing and maintenance costs for delivery vehicles; selling costs decreased $201,000, or 16% primarily because of software implementation costs to support sales infrastructure in the second quarter 2012 that were lower in 2013 despite higher labor costs; and administration costs increased $214,000, or 7%, as a result of higher labor costs for increased administrative staffing as well as software maintenance costs to support the new information systems installation referred to above.

Advertising expenses were $175,000 in the second quarter of 2013 compared to $315,000 in the second quarter of 2012, a decrease of $140,000, or 44%. The decrease in advertising costs is primarily related to a reduction in agency costs and the cost for printed material.

Amortization increased to $241,000 in the second quarter of 2013 from $233,000 in the comparable quarter in 2012, an increase of $8,000, or 3%.  Amortization is attributable to intangible assets that were acquired as part of acquisitions. The higher amortization in 2013 is attributable to more acquisition activity in recent years.  In addition, we had a loss of $13,000, from the sale of assets in the second quarter of 2013 which was a decrease from the $31,000 gain from similar sales in the second quarter of 2012. We routinely sell assets used in the normal course of business as they are replaced with newer assets.

The income from operations for the three months ended April 30, 2013 was $334,000 compared to income from operations of $732,000 in the comparable period in 2012, a decrease of $398,000.  The decrease was a result of higher route costs and higher labor costs related to sales and administration. This resulted in higher total operating costs despite lower net software support and advertising costs.

Interest, Taxes, and Other Expenses
Interest expense was $591,000 for the three months ended April 30, 2013 compared to $558,000 in the three months ended April 30, 2012, an increase of $33,000.  The increase is attributable costs associated with one-time charges associated with refinancing the Company’s senior debt.

The loss before income taxes was $247,000 for the three months ended April 30, 2013 compared to income before income taxes of $175,000 in the corresponding period in 2012, a decrease of $422,000. The tax benefit, as a result of loss from operations, for the second quarter of fiscal year 2013 was $97,000 compared to $80,000 of tax expense the second quarter of fiscal year 2012.  The higher tax benefit was a result of an increased loss from operations.

Net (Loss) Income
The net loss for the three months ended April 30, 2013 was $150,000 compared to net income of $95,000 in the corresponding period in 2012.  The decrease is attributable to lower sales and higher operating expenses in the second quarter of 2013 as compared to the same period in fiscal year 2012 as discussed above.

Results of Operations for the Six Months Ended April 30, 2013 (First Half) Compared to the Six Months Ended April 30, 2012

Sales
Sales for the six months ended April 30, 2013 were $34,391,000 compared to $34,795,000 for the corresponding period in 2012, a decrease of $404,000, or 1%.  The decrease was primarily the result of the decrease in traditional coffee sales and equipment rental as well as a decrease in fees that are charged to offset energy costs for delivery and freight, raw materials, and bottling operations that more than offset a small increase in water sales.  Acquisitions that were completed in the second half of 2012 accounted for 1% of total sales in the first half of 2013..

The comparative breakdown of sales of the product lines for the respective six month periods ended April 30, 2013 and 2012 is as follows:

Product Line	2013	2012	Difference	% Diff.
(000’s $)
Water	$13,774	$13,657	$117	1%
Coffee	8,361	8,734	(373)	(4%)
Refreshment	5,604	5,617	(13)	-
Equipment Rental	4,114	4,209	(95)	(2%)
Other	2,538	2,578	(40)	(2%)
Total	$34,391	$34,795	$(404)	(1%)

Water – The increase is a result of a 2% increase in volume despite 1% decrease in average selling price. Acquisitions accounted for the 2% volume increase for the first half of 2013 compared the same quarter a year ago.

Coffee – Our Cool Beans brand increased 15% while other brands we sell were 5% less than the first half of 2012. The overall decrease was attributable to lower volume as a result of competition and lower prices dictated by lower commodity costs compared to a year ago. The increase in pod sales is primarily a result of being a lower price, high quality substitute for other single serve coffee products. Acquisition activity had no material impact on coffee sales in the first half of 2013.

Refreshment – Sales, which include single serve drinks, cups, single serve water sales, and vending items, decreased because of a decrease in all of those products which more than offset a small increase in the sales of complementary coffee products. Acquisitions accounted for 1% of the sales for the first six months of the year.

Equipment Rental – The decrease is attributable to a 2% decrease in average rental price while average rental units in the field were essentially the same. Acquisitions accounted for 1% of the sales for the first six months of the year.

Other – While sales of office products and stamps increased 11% to $1,287,000 for the first six months of 2013 compared to $1,164,000 for the same period last year, fees that are charged to offset energy costs for delivery and freight, raw materials, and bottling operations decreased 8% to $1,148,000 in the first half of 2013 from $1,250,000 in the same period in 2012 resulting in the overall decrease for the category.

Gross Profit/Cost of Goods Sold – For the six months ended April 30, 2013, gross profit increased $27,000 to $17,470,000 from $17,443,000, essentially the same compared to the same period in 2012.  As a percentage of sales, gross profit increased to 51% in the first half of 2013 from 50% in the first half of 2012. The slight increase in gross profit and gross profit as a percentage of sales was primarily due to lower equipment service costs in the first half of 2013 compared to the first half of the prior year.

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

Operating Expenses and Income from Operations
Total operating expenses increased to $17,299,000 in the first half of 2013 from $16,284,000 in the comparable period in 2012, an increase of $1,015,000, or 6%.

Selling, general and administrative (SG&A) expenses of $16,427,000 in the first half of 2013 increased $1,191,000, or 8%, from $15,236,000 in the comparable period in 2012.  Of total SG&A expenses, route distribution costs increased $694,000, or 10%, as a result of higher lease, fuel, and repair  costs for vehicles and higher staffing costs for delivery; selling costs decreased $228,000, or 9%, as a result of lower computer related service costs to support the infrastructure improvement of e-commerce and customer relationship management software to enhance our customer service and improve sales despite an increase in sales staffing; and administration costs increased $725,000, or 13%, as a result higher labor costs for increased administrative staffing as well as software maintenance costs to support the new information systems installation referred to above.

Advertising expenses were $397,000 in the first half of 2013 compared to $638,000 in the first half of 2012, a decrease of $241,000, or 38%. The decrease in advertising costs is primarily related to a decrease in marketing agency and printed material costs.

Amortization was $486,000 in the first half of 2013 compared to $469,000 in the first half of 2012.  The higher amortization in 2013 is attributable to more acquisition activity in recent years.  In addition, we had a gain of $11,000, from the sale of assets in the first half of 2013 which was a decrease from the $59,000 gain from similar sales in the first half of 2012. We routinely sell assets used in the normal course of business as they are replaced with newer assets.

Income from operations for the six months ended April 30, 2013 was $171,000 compared to $1,159,000 in the comparable period in 2012, a decrease of $988,000.  The decrease is attributable to higher route operating costs as well as higher labor costs related to sales and administration. This resulted in higher total operating costs despite lower net software support and advertising costs.

Interest, Taxes, and Other Expenses
Interest expense was $1,103,000 for the six months ended April 30, 2013 compared to $1,095,000 in the six months ended April 30, 2012, an increase of $8,000. The increase is attributable costs associated with one-time charges associated with the refinancing the Company’s senior debt.

The loss before income taxes was $915,000 for the six months ended April 30, 2013 compared to income before income taxes of $71,000 in the corresponding period in 2012, a decrease of $986,000. The tax benefit for the first half of fiscal year 2013 was $358,000 and was based on the expected effective tax rate of 39%.  We recorded a tax expense of $31,000 related to income from operations in the first half of fiscal year 2012 based on an anticipated effective tax rate of 43%.  The higher tax rate in 2012 was because of lower credits in 2012 than anticipated in 2013. The tax benefit in 2013 was a result of the loss from operations.

Net Income (Loss)
The net loss of $557,000 for the six months ended April 30, 2013 compared net income of $41,000 in the corresponding period in 2012, a decrease of $598,000.  The decrease is attributable to lower sales higher operating expenses as discussed above.

Liquidity and Capital Resources

On March 13, 2013, we amended our Credit Agreement to renew the line of credit and restructure our term loan.  Our Agreement with the Bank obligated us to $11,000,000 of debt in the form of a term note to refinance the previous senior term debt, line of credit, and to fund re-payment of a portion of our outstanding subordinated debt. A reconciliation of the funds used from the restructure of the term loan is as follows:

Previous term loan	$8,542,500
Repayment of subordinated debt	1,500,000
Administrative and termination fees	132,500
To fund operating cash and debt repayment	825,000
Total term loan obligation	$11,000,000

With a portion of the proceeds from the senior debt re-financing above, we paid down $1,500,000 of the subordinated debt owed to Henry, Peter and John Baker. This followed a discretionary payment of $1,500,000 to the subordinated debt holders made in December 2012. Following the two payments, there was an aggregate remaining principal outstanding of $10,000,000 due by the amended maturity date of October 5, 2018. The interest rate on each of the subordinated notes is 12% per annum.

As of April 30, 2013, we had working capital of $8,286,000 compared to $6,903,000 as of October 31, 2012, an increase of $1,383,000.  The increase in working capital is primarily attributable to a decrease the current portion of long term debt as a result of the restructuring of the Company’s long term debt.  In addition, the repayment of the subordinated debt, a portion of which had been classified as current debt in anticipation of payment, was funded largely from the long term senior debt facility.  Net of proceeds from the re-financing and including regularly scheduled payments of the term loan, a total of $1,596,000 of cash was used for debt repayment in the first six months of 2013.

As a result of a larger net loss, cash provided from operations decreased to $928,000 from $1,708,000 for the same period a year ago, a decrease of $780,000. In addition to the repayment of debt, we used $909,000 for capital expenditures. Capital expenditures primarily include coolers, brewers, and bottles.

Additionally, the Agreement includes a $5,000,000 revolving line of credit that can be used for the purchase of fixed assets, to fund acquisitions, to collateralize letters of credit, and for operating capital.  As of April 30, 2013 we had an outstanding letter of credit of $1,466,000 on our line of credit resulting in $3,534,000 available to borrow from the facility as of that date.

The Agreement amortizes the term debt over a five year period with 59 equal monthly installments of $130,952 and a final payment of $3,273,832 due in March 2018. The line of credit matures in March 2016.  As of April 30, 2013 we had $10,869,000 outstanding on our term loan

Under the Agreement, interest is paid at a rate of one-month LIBOR plus a margin determined by certain leverage ratios specified in the agreement.  As of April 30, 2013, the Company had $2,717,000 of the term debt subject to variable interest rates.  The one-month LIBOR was .20% on the last business day of April 2013 resulting in total variable interest rates of 2.70% and 2.45%, for the term note and the revolving line of credit, respectively, as of April 30, 2013.

Our credit facility requires that we be in compliance with certain financial covenants at the end of each fiscal quarter.  The covenants include senior debt service coverage as defined of greater than 1.25 to 1 and total debt service coverage as defined of greater than 1 to 1. As of April 30, 2013, we were in compliance with the financial covenants of our credit facility. The Agreement prohibits us from paying dividends without prior consent of the lender.  The Company is prohibited from entering into other debt agreements without the Bank’s consent.

As of April 30, 2013, we had an interest rate swap agreement with Bank of America in effect that was entered into at the time of the Agreement.  The intent of the swap, is to fix the interest rate on at least 75% of the outstanding amortizing balance on the term loan for three years.  The swap fixes the interest rate for the swapped amount at 3.18% (.68% plus the applicable margin, 2.50%). An interest rate swap, which fixed the rate on the term loan associated with the Previous Agreement matured on April 5, 2013. In addition we paid $27,670 to settle two unhedged swaps associated with previous senior financing arrangements at the time of the Agreement.

In addition to our senior and subordinated debt commitments, we have significant future cash commitments, primarily in the form of operating leases that are not reported on the consolidated balance sheet. The following table sets forth our contractual commitments in future fiscal years as of April 30, 2013:

	Payment due by Period
Contractual Obligations (2)	Total	Remainder of 2013	2014-2015	2016-2017	After 2017
Debt	$20,970,000	$887,000	$3,142,000	$3,142,000	$13,799,000
Interest on Debt (1)	7,845,000	922,000	2,921,000	2,729,000	1,273,000
Operating Leases	13,343,000	2,077,000	6,236,000	3,602,000	1,428,000
Licensing Fees	787,000	176,000	611,000	-	-
Total	$42,945,000	$4,062,000	$12,910,000	$9,473,000	$16,500,000

(1)	Interest based on 75% of outstanding senior debt at the hedged interest rate discussed above, 25% of outstanding senior debt at a variable rate of 2.70%, and subordinated debt at a rate of 12%.

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

Changes in Internal Control over Financial Reporting.

No change in our internal control over financial reporting occurred during the six months ended April 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.                      Legal Proceedings.

None.

Item 1A.                   Risk Factors.

There was no change in the six months ended April 30, 2013 from the Risk Factors reported in our Annual Report on Form 10-K for the year ended October 31, 2012.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the stock repurchases, by month, that were made during the second quarter ended April 30, 2013.

Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares as Part of a Publicly Announced Program (2)	Maximum Expenditure that May Yet be used for Purchases Under the Program (2)
February 1-28	6,600	$1.06	6,600	$484,722
March 1-31	4,000	1.05	4,000	480,520
April 1-30	-	-	-	480,520
Total	10,600	$1.05	10,600
(1)	Includes transaction costs.
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

101
Interactive Data Files regarding (a) our Condensed Consolidated Balance Sheets as of April 30, 2013 and October 31, 2012, (b) our Condensed Consolidated Statements of Operations for the Three and Six Months Ended April 30, 2013 and 2012, (c) our Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended April 30, 2013 and 2012, (d) our Condensed Consolidated Statements of Cash Flows for the Six Months Ended April 30, 2013 and 2012, and (e) the Notes to such Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:           June 14, 2013

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

101
Interactive Data Files regarding (a) our Condensed Consolidated Balance Sheets as of April 30, 2013 and October 31, 2012, (b) our Condensed Consolidated Statements of Operations for the Three and Six Months Ended April 30, 2013 and 2012, (c) our Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended April 30, 2013 and 2012, (d) our Condensed Consolidated Statements of Cash Flows for the Six Months Ended April 30, 2013 and 2012, and (e) the Notes to such Condensed Consolidated Financial Statements.