Form 10-Q
period 2013-07-31
Crystal Rock Holdings, Inc.
filed 2013-09-16
CIK 1123316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013
OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

Yes     X                                                        No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ____                                                                                     Accelerated filer ____
Non-accelerated filer ____                                                                          Smaller reporting company    X
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes ____                                                     No    X
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares outstanding at
Common Stock, $.001 Par Value	September 4, 2013
21,366,911

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

Table of Contents

PART I - FINANCIAL INFORMATION

		Page
Item 1.	Financial Statements.

	Condensed Consolidated Balance Sheets as of July 31, 2013 and October 31, 2012	3

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended July 31, 2013 and 2012	4

	Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended July 31, 2013 and 2012	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended July 31, 2013 and 2012	6

	Notes to Condensed Consolidated Financial Statements	7-17

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	18-26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	26

Item 4.	Controls and Procedures.	26-27

PART II - OTHER INFORMATION

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	October 31,
	2013	2012
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,882,911	$3,071,277
Accounts receivable - net	8,515,256	7,950,067
Inventories - net	2,514,015	2,629,665
Current portion of deferred tax asset	421,679	421,679
Other current assets	789,337	1,387,288

TOTAL CURRENT ASSETS	15,123,198	15,459,976

PROPERTY AND EQUIPMENT - net	7,472,217	8,127,582

OTHER ASSETS:
Goodwill	12,156,790	12,156,790
Other intangible assets - net	1,552,964	2,312,433
Other assets	39,416	39,000

TOTAL OTHER ASSETS	13,749,170	14,508,223

TOTAL ASSETS	$36,344,585	$38,095,781

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long term debt	$1,691,277	$3,815,103
Accounts payable	1,823,481	1,709,506
Accrued expenses	2,039,819	2,254,994
Current portion of customer deposits	657,065	650,540
Current portion of unrealized loss on derivatives	33,202	127,180
TOTAL CURRENT LIABILITIES	6,244,844	8,557,323

Long term debt, less current portion	8,904,768	7,251,000
Deferred tax liability	4,506,148	4,506,148
Subordinated debt	10,000,000	11,500,000
Customer deposits	2,524,791	2,487,123

TOTAL LIABILITIES	32,180,551	34,301,594

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock - $.001 par value, 50,000,000 authorized shares,
21,960,229 issued and 21,366,911 outstanding shares as of
July 31, 2013 and 21,960,229 issued and 21,380,731
outstanding shares as of October 31, 2012	21,960	21,960
Additional paid in capital	58,462,497	58,462,497
Treasury stock, at cost, 593,318 shares as of July 31, 2013
and 579,498 shares as of October 31, 2012	(892,739)	(878,560)
Accumulated deficit	(53,408,012)	(53,735,401)
Accumulated other comprehensive loss, net of tax	(19,672)	(76,309)
TOTAL STOCKHOLDERS' EQUITY	4,164,034	3,794,187

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$36,344,585	$38,095,781

See the notes to the condensed consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended July 31,		Nine months ended July 31,
	2013	2012	2013	2012
	(unaudited)		(unaudited)

NET SALES	$18,351,802	$18,462,810	$52,742,150	$53,257,576

COST OF GOODS SOLD	8,378,042	8,497,374	25,298,329	25,849,125

GROSS PROFIT	9,973,760	9,965,436	27,443,821	27,408,451

OPERATING EXPENSES:
Selling, general and administrative expenses	7,667,883	7,877,903	24,094,460	23,114,088
Advertising expenses	207,937	339,841	605,418	978,107
Amortization	239,510	229,011	725,291	698,163
Gain on disposal of property and equipment	(11,372)	(6,665)	(22,448)	(65,773)

TOTAL OPERATING EXPENSES	8,103,958	8,440,090	25,402,721	24,724,585

INCOME FROM OPERATIONS	1,869,802	1,525,346	2,041,100	2,683,866

OTHER EXPENSE (INCOME):
Interest expense	384,871	548,633	1,488,024	1,643,949
(Gain) loss on derivatives	-	4,119	(16,505)	(3,973)
TOTAL OTHER EXPENSE, NET	384,871	552,752	1,471,519	1,639,976

INCOME BEFORE INCOME TAX EXPENSE	1,484,931	972,594	569,581	1,043,890

INCOME TAX EXPENSE	600,643	377,926	242,192	408,683

NET INCOME	$884,288	$594,668	$327,389	$635,207

NET INCOME PER SHARE - BASIC	$0.04	$0.03	$0.02	$0.03

NET INCOME PER SHARE - DILUTED	$0.04	$0.03	$0.02	$0.03

WEIGHTED AVERAGE SHARES USED IN COMPUTATION - BASIC	21,368,218	21,386,297	21,373,946	21,387,881
WEIGHTED AVERAGE SHARES USED IN COMPUTATION - DILUTED	21,368,218	21,386,297	21,373,946	21,387,881

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended July 31,		Nine months ended July 31,
	2013	2012	2013	2012
	(unaudited)		(unaudited)

NET INCOME	$884,288	$594,668	$327,389	$635,207
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Cash Flow Hedges:
Amortization of loss on derivative undesignated as cash flow hedge	-	22,731	15,066	68,194
Unrealized gain on derivatives designated as cash flow hedges	20,865	19,173	41,571	59,931
Other Comprehensive Income, net of tax	20,865	41,904	56,637	128,125
TOTAL COMPREHENSIVEINCOME	$905,153	$636,572	$384,026	$763,332

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended July 31,
	2013	2012
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$327,389	$635,207
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,320,639	2,506,373
Provision for bad debts on accounts receivable	157,622	145,223
Amortization	725,291	698,163
Non cash interest expense	108,602	36,001
Gain on derivatives	(16,505)	(3,973)
Gain on disposal of property and equipment	(22,448)	(65,773)
Changes in assets and liabilities:
Accounts receivable	(722,811)	(368,049)
Inventories	115,650	66,217
Other current assets	571,399	285,298
Accounts payable	113,975	(360,181)
Accrued expenses	(209,875)	149,603
Customer deposits	44,193	(32,857)
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,513,121	3,691,252

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,639,691)	(2,255,768)
Proceeds from sale of property and equipment	27,120	99,228
Cash used for acquisitions	(85,929)	(7,000)
NET CASH USED IN INVESTING ACTIVITIES	(1,698,500)	(2,163,540)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt	2,273,000	-
Principal payments on long term debt	(4,261,808)	(2,160,500)
Purchase of treasury stock	(14,179)	(5,362)
NET CASH USED IN FINANCING ACTIVITIES	(2,002,987)	(2,165,862)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(188,366)	(638,150)

CASH AND CASH EQUIVALENTS - beginning of period	3,071,277	5,378,575

CASH AND CASH EQUIVALENTS - end of period	$2,882,911	$4,740,425

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest	$1,489,681	$1,609,209

Cash paid (received) for income taxes	$(465,316)	$(197,499)

Notes payable issued in acquisitions	$18,750	$-

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

2.	GOODWILL AND OTHER INTANGIBLE ASSETS

Major components of intangible assets consisted of:
	July 31, 2013			October 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Wgt. Avg. Amort. Years	Gross Carrying Amount	Accumulated Amortization	Wgt. Avg. Amort. Years
Amortized Intangible Assets:
Covenants Not to Compete	$2,401,488	$2,107,238	2.68	$2,386,488	$1,986,405	3.04
Customer Lists	7,880,610	6,935,089	2.81	7,821,186	6,339,881	2.41
Other Identifiable Intangibles	548,311	235,118	26.17	656,913	225,868	26.90
Total	$10,830,409	$9,277,445		$10,864,587	$8,552,154

Amortization expense for the three month periods ending July 31, 2013 and 2012 was $239,510 and $229,111, respectively.  Amortization expense for the nine month periods ending July 31, 2013 and 2012 was $725,291 and $698,163, respectively.  There were no changes in the carrying amount of goodwill for the three and nine month periods ending July 31, 2013 and 2012.

3.	DEBT

On March 13, 2013, the Company amended its Credit Agreement (the “Agreement”) with Bank of America to provide a senior financing facility consisting of term debt and a revolving line of credit.  Under the Agreement, the Company became obligated on $11,000,000 of debt in the form of a term note to refinance the previous senior term debt and to fund repayment of a portion of its outstanding subordinated debt. Additionally, the Agreement includes a $5,000,000 revolving line of credit that can be used for the purchase of fixed assets, to fund acquisitions, to collateralize letters of credit, and for operating capital.

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

There was no balance on the line of credit but it collateralized a letter of credit of $1,466,000 as of July 31, 2013.  Consequently, as of that date, there was $3,534,000 available to borrow from the revolving line of credit. There was $10,476,000 outstanding on the term note as of July 31, 2013.

Under the Agreement, interest is paid at a rate of one-month LIBOR plus a margin based on the achievement of a specified leverage ratio.  As of July 31, 2013, the margin was 2.50% for the term note and 2.25% for the revolving line of credit.  The Company fixed the interest rate on 75% of its term debt by purchasing an interest rate swap as of the date of the Agreement. As of July 31, 2013, the Company had $2,619,000 of the term debt subject to variable interest rates.  The one-month LIBOR was .19% on the last business day of July 2013 resulting in total variable interest rates of 2.69% and 2.44%, for the term note and the revolving line of credit, respectively, as of July 31, 2013.

The Agreement requires the Company to be in compliance with certain financial covenants at the end of each fiscal quarter.  The covenants include senior debt service coverage as defined of greater than 1.25 to 1, total debt service coverage as defined of greater than 1 to 1, and senior debt to EBITDA of less than 2.50 to 1.  As of July 31, 2013, the Company was in compliance with these covenants and terms of the Agreement.

In addition to the senior debt, as of July 31, 2013, the Company has subordinated debt owed to Henry, Peter and John Baker.  On December 21, 2012 the Company made a discretionary payment of $1,500,000 to the subordinated debt holders. With a portion of the proceeds from the senior debt re-financing above, the Company paid down the amount of subordinated debt by an additional $1,500,000 leaving an aggregate remaining principal outstanding of $10,000,000 due by the amended maturity date of October 5, 2018. The interest rate on each of these notes is 12% per annum.

In the last twelve months, the Company made acquisitions resulting in the issuance of notes totaling $120,000 to the sellers that were outstanding on July 31, 2013. One of the notes, in the amount of $19,000, was subsequently paid in August 2013. The remaining note was due on March 20, 2013 but remains a liability and has not been paid because certain contingencies in the acquisition agreement that were required to be met for payment were not met subsequent to the transaction. The Company is currently discussing settlement of these contingencies with the seller and is uncertain of if or when the amount due, in whole or in part, will be paid.

4.	INVENTORIES

Inventories consisted of the following at:

	July 31, 2013	October 31, 2012
Finished Goods	$2,365,288	$2,447,605
Raw Materials	148,727	182,060
Total Inventories	$2,514,015	$2,629,665

Finished goods inventory consists of products that the Company sells such as, but not limited to, coffee, cups, soft drinks, and snack foods.  Raw material inventory consists primarily of bottle caps.  The amount of raw and bottled water on hand does not represent a material amount of inventory.  The Company estimates that value as of July 31, 2013 and October 31, 2012 to be $30,000 and $31,000, respectively.  This value includes the cost of allocated overhead.  Bottles are accounted for as fixed assets.

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

On April 5, 2010, the Company entered into an interest rate swap agreement (offsetting swap) to offset the old swap for which it receives 1.40% of the scheduled balance of the old term loan. The offsetting swap effectively removed any exposure to change in the fair value of the old swap and set a fixed net payment schedule based on the scheduled balance of the old term loan until January 2014 when both swaps were to mature.   In addition, the Company entered into a swap agreement (new swap) to fix the interest rate of up to 75% of the outstanding balance of the term note at 4.76% (2.01% plus the applicable margin, 2.75%).  The term note was re-financed in March 2013 and the new swap matured in April 2013.

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

As of July 31, 2013, the total notional amount of the new swap agreement was $7,857,000.  On that date, the variable rate on the remaining portion of the term note was 2.69%.

At July 31, 2013 and October 31, 2012, the net unrealized loss or gain relating to interest rate swaps was recorded in current and long term liabilities and long term assets.  The current portion is the valuation of the hedged instrument over the next twelve months while the balance of the unrealized loss makes up the long term portion.  For the effective portion of the hedges, which is the new swap at October 31, 2012 and the latest swap at July 31, 2013, changes in the fair value of interest rate swaps designated as hedging instruments to mitigate the variability of cash flows associated with long-term debt are reported in other comprehensive income or loss net of tax effects. The amounts relating to the old swap previously reflected in accumulated other comprehensive income were amortized to earnings over the remaining term of the undesignated cash flow hedge.  Payments on the old swap, and receipt of income on the offsetting swap, are reported as gain or loss on derivatives and an adjustment to other comprehensive income or loss net of tax effects.

The table below details the adjustments to other comprehensive income (loss), on a before-tax and net-of tax basis, for the fiscal quarters ended July 31, 2013 and 2012.

	Before-Tax	Tax Benefit	Net-of-Tax
Three Months Ended July 31, 2012
Loss on interest rate swap	$(35,180)	$14,072	$(21,108)
Amortization of loss on derivative undesignated as cash flow hedge	37,885	(15,154)	22,731
Reclassification adjustment for loss in income	67,135	(26,854)	40,281
Net unrealized gain	$69,840	$(27,936)	$41,904
Three Months Ended July 31, 2013
Gain on interest rate swap	24,898	(9,959)	14,939
Reclassification adjustment for loss in income	9,877	(3,951)	5,926
Net unrealized gain	$34,775	$(13,910)	$20,865

The reclassification adjustments of $9,877 and $67,135 represent interest the Company paid in excess of the amount that would have been paid without the interest rate swap agreement during the quarters ended July 31, 2013 and 2012, respectively. These amounts were reclassified from accumulated other comprehensive loss and recorded in consolidated statements of operations as interest expense.  No other material amounts were reclassified during the quarters ended July 31, 2013 and 2012.

The table below details the adjustments to other comprehensive income (loss), on a before-tax and net-of tax basis, for the nine months ended July 31, 2013 and 2012.

	Before-Tax	Tax Benefit (Expense)	Net-of-Tax
Nine months Ended July 31, 2012
Loss on interest rate swap	$(124,514)	$49,805	$(74,709)
Amortization of loss on derivative undesignated as cash flow hedge	113,655	(45,461)	68,194
Reclassification adjustment for loss in income	224,400	(89,760)	134,640
Net unrealized gain	$213,541	$(85,416)	$128,125
Nine months Ended July 31, 2013
Loss on interest rate swap	$(27,653)	$11,061	$(16,592)
Amortization of loss on derivative undesignated as cash flow hedge	25,110	(10,044)	15,066
Reclassification adjustment for loss in income	96,938	(38,775)	58,163
Net unrealized gain	$94,395	$(37,758)	$56,637

The reclassification adjustments of $96,938 and $224,400 represent interest the Company paid in excess of the amount that would have been paid without the interest rate swap agreements during the nine months ended July 31, 2013 and 2012, respectively. These amounts were reclassified from accumulated other comprehensive loss and recorded in the condensed consolidated statements of operations as interest expense.  No other material amounts were reclassified during the nine months ended July 31, 2013 and 2012.

In the nine months ended July 31, 2013 the fair value of the swap entered into during the quarter resulted in an unrealized loss on derivative liability at the end of the period of $32,786. Also, as of that date, the estimated net amount of the existing loss that is reported in accumulated other comprehensive income that is expected to be reclassified into earnings within the next twelve months is $33,202, net of tax.

Derivatives designated as hedging instruments include interest rate swaps classified as liabilities on the Company’s balance sheet with a fair value of $33,202 at July 31, 2013 and $64,603 at October 31, 2012.  There were no derivatives other than the interest rate swap designated as a hedging instrument as of July 31, 2013. As of October 31, 2012 there were derivatives consisting of interest rate swaps not designated as hedging instruments classified as liabilities on the Company’s consolidated balance sheet with a fair value of $62,577. During the first nine months of fiscal years 2013 and 2012, cash flow hedges are deemed 100% effective. During the quarter ended July 31, 2013, the only derivative was a cash flow hedge. The net loss on interest rate swaps not designated as cash flow hedges, classified as a loss on derivatives on the Company’s statements of operations, amounted to $4,119 for the quarter ended July 31, 2012. The net gain on interest rate swaps not designated as cash flow hedges, classified as a gain on derivatives on the Company’s statements of operations, amounted to $16,505 and $3,973 for the nine months ended July 31, 2013 and 2012, respectively.

6.	FAIR VALUES OF ASSETS AND LIABILITIES

Fair Value Hierarchy
The Company had no assets measured at fair value on a recurring basis as of July 31, 2013 or October 31, 2012. The Company’s liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
Liabilities:
July 31, 2013
Unrealized loss on derivatives	$-	$32,786	$-

October 31, 2012
Unrealized loss on derivatives	$-	$127,180	$-

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

There were no assets or liabilities measured at fair value on a nonrecurring basis at July 31, 2013.

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

	Three Months Ended July 31,		Nine months Ended July 31,
	2013	2012	2013	2012
Net Income	$884,288	$594,668	$327,389	$635,207
Denominator:
Basic Weighted Average Shares Outstanding	21,368,218	21,386,297	21,373,946	21,387,881
Dilutive effect of Stock Options	-	-	-	-
Diluted Weighted Average Shares Outstanding	21,368,218	21,386,297	21,373,946	21,387,881
Basic Income (Loss) Per Share	$.04	$.03	$.02	$.03
Diluted Income Per (Loss) Share	$.04	$.03	$.02	$.03

There were 211,500 and 269,500 options outstanding as of July 31, 2013 and 2012, respectively.  For the three month and nine month periods ended July 31, 2013 and 2012 there were no options used to calculate the effect of dilution because all of the outstanding options’ exercise prices exceeded the market price of the underlying common shares and were therefore considered anti-dilutive.

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

The Company has stock-based compensation plans under which incentive and non-qualified stock options and restricted shares are granted.  The 1998 Incentive and Non-Statutory Stock Option Plan (1998 Plan) provided for issuances of options to purchase the Company’s common stock under the administration of the compensation committee of the Board of Directors.  The intent of the 1998 Plan was to award options to officers, employees, directors, and other individuals providing services to the Company.  As of April 10, 2013, no further options may be granted under the 1998 Plan.  As of July 31, 2013, there were 85,500 options outstanding under the 1998 Plan.

In April 2004, the Company’s stockholders approved the 2004 Stock Incentive Plan (2004 Plan).  The 2004 Plan provides for issuances of awards of up to 250,000 restricted or unrestricted shares of the Company’s common stock, or incentive or non-statutory stock options to purchase such common stock. Of the total amount of shares authorized under the 2004 Plan, 126,000 options are outstanding, 26,000 restricted shares have been granted, and 98,000 shares are available for grant at July 31, 2013.

The options issued under the plans generally vest in periods up to five years based on the continuous service of the recipient and have 10 year contractual terms.  Share awards generally vest over one year.  Option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the plans).

There were three options, for a total of 58,000 shares that expired in the first nine months of 2013 and three options, for a total of 15,000 shares that expired in the first nine months of fiscal year of 2012.  Other than the expirations, there was no activity related to stock options and outstanding stock option balances or other equity based compensation during the three and nine month periods ended July 31, 2013 and 2012.  The Company did not grant any equity based compensation during the three and nine months ended July 31, 2013 and 2012.

The following table summarizes information pertaining to outstanding stock options, all of which are exercisable, as of July 31, 2013:

Exercise Price Range	Outstanding Options (Shares)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value as of July 31, 2013
$1.80 - $2.36	201,500	1.5	$2.32	$-
$3.18 - $3.38	10,000	.3	3.28	-
	211,500	1.4	$2.38	$-

Outstanding options were granted with lives of 10 years and provide for vesting over a term of 0-5 years.  Since all outstanding stock options were fully vested as of July 31, 2013 there was no unrecognized share based compensation related to unvested options as of that date.  All incentive and non-qualified stock option grants had an exercise price equal to the market value of the underlying common stock on the date of grant.

9.	RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740:) amending guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. The guidance requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented as a reduction of a deferred tax asset when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists, with certain exceptions. This accounting guidance is effective prospectively for the Company beginning in the first quarter of fiscal year 2015, with early adoption permitted. While the Company is currently evaluating the impact, its adoption is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-10, Derivatives and Hedging (Topic 815): permitting entities to designate the Fed Funds Effective Swap Rate as a U.S. benchmark interest rate for hedge accounting purposes. Prior to the issuance of this guidance, only interest rates on direct treasury obligations of the U.S. government and the LIBOR swap rate were considered benchmark interest rates in the U.S. This guidance is effective immediately and can be applied prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. Currently, the Company does not use the Fed Funds Effective Swap Rate as a benchmark interest rate, but may in the future.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Comprehensive Income. ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For significant items not reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. The amendments in this ASU are effective for annual reporting periods, and interim periods within those annual reporting periods, beginning after December 15, 2012, which for the Company will be the first quarter of fiscal 2014. The adoption of ASU 2013-02 is not expected to have an impact on the Company’s net income, financial position or cash flows.

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

The following factors could cause actual results to differ materially from statements in MD&A about topic (1):  The volume of and revenues from products that we sell may be greater or less than we anticipate.  If greater, the effect will likely reduce our gross margin overall as a result of lower prices in response to competition; if less, the effect on our gross margin should be less significant, although in that case our results of operations could be adversely affected due to lower revenues.  In addition, to the extent we hire more sales staff to increase sales revenue, there is no assurance we can succeed in achieving our sales goals.  We also incorporate by reference into this paragraph the full Risk Factor on page 13 of our Annual Report on Form 10-K for the Fiscal Year Ended October 31, 2012 (our 2012 Form 10-K) concerning risks of competition, and the full Risk Factor on page 17 of our 2012 Form 10-K concerning risks in connection with acquisitions.

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

Results of Operations

Overview and Trends

Despite an increase in water sales, total sales in the first nine months of 2013 were slightly lower than for the same period in 2012 as other product lines declined.  Gross profit was essentially the same compared to the first nine months a year ago. A slightly more profitable sales mix produced an increase in gross profit as a percentage of sales.  Net income in the third quarter was higher than the same period a year ago but lower for the first nine months of 2013 compared to the same period a year ago. The improved results for the quarter reflected more profitable sales and lower operating costs. However, for the first nine months of the year operating costs were higher than in the comparable nine month period of the prior year, contributing to lower profitability for that period.

We refinanced our senior term note and line of credit and paid down $3 million of subordinated debt during the first nine months of fiscal year 2013. Over that time, we have decreased our total debt while continuing to fund operations from available cash.

Results of Operations for the Three Months Ended July 31, 2013 (Third quarter) Compared to the Three Months Ended July 31, 2012

Sales
Sales for the three months ended July 31, 2013 were $18,352,000 compared to $18,463,000 for the corresponding period in 2012, a decrease of $111,000 or 1%.  Acquisitions amounted to 1% of sales in the third quarter of 2013. Thus, net of acquisitions, sales in the third quarter were 2% less than the comparable period a year ago.

The breakdown of sales by product line for the respective three-month periods ended July 31, 2013 and 2012 is as follows:

Product Line	2013	2012	Difference	% Diff.
(000’s $)
Water	$8,092	$7,865	$227	3%
Coffee	3,788	3,986	(198)	(5%)
Refreshment	3,100	3,170	(70)	(2%)
Equipment Rental	2,054	2,124	(70)	(3%)
Other	1,318	1,318	-	-
Total	$18,352	$18,463	$(111)	(1%)

Water – Sales of water increased compared to the same period in the prior year because of a 5% increase in the total bottles sold offset by a 2% decrease in average selling price per bottle.  Net of acquisitions in 2012, water sales for the third quarter of 2013 increased 1% compared to the same quarter a year ago.

Coffee – Cool Beans pods sales increased 16% while other brands and sizes decreased 8% in the quarter.  The overall decrease was attributable to lower volume as a result of competition and lower prices dictated by lower commodity costs compared to a year ago. The increase in pod sales is primarily a result of being a lower price, high quality substitute for other single serve coffee products. Acquisitions had no material effect on sales for the quarter.

Refreshment – Sales decreased primarily as a result of a decrease in sales of cups in the third quarter of 2013 compared to the same quarter a year ago. Acquisitions accounted for a 3% increase in sales in the third quarter of 2013 due to an acquisition of vending accounts in the quarter.

Equipment Rental – The decrease in sales was a result of a 7% decrease in average rental price as well as a 4% increase in average rental units in the field. Acquisitions in 2012 accounted for 1% of sales for the quarter.

Other – Sales of office products and stamps, which were $711,000 for the quarter, increased 14%. The fees that we charge to offset energy costs for delivery and freight, raw materials, and bottling operations decreased 6%.  These charges decreased to $572,000 in the third quarter of 2013 from $608,000 in the same period in 2012.

Gross Profit/Cost of Goods Sold – For the three months ended July 31, 2013, gross profit increased slightly to $9,974,000 from $9,965,000 for the comparable period in 2012. The increase in gross profit of $9,000 was primarily due to higher water sales and lower equipment service costs.

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

Operating Expenses and Income from Operations
Total operating expenses decreased to $8,104,000 in the third quarter of 2013 from $8,440,000 in the comparable period in 2012, a decrease of $336,000, or 4%.

Selling, general and administrative (SG&A) expenses of $7,668,000 in the third quarter of 2013 decreased $210,000, or 3%, from $7,878,000 in the comparable period in 2012.  Of total SG&A expenses, route distribution costs increased $89,000, or 3%, as a result of higher labor and vehicle costs. Higher labor costs were primarily related to an increase in staffing for delivery and increased vehicle costs were related to leasing and maintenance costs for delivery vehicles; Selling costs decreased $170,000, or 14% primarily because of software implementation costs to support sales infrastructure in the third quarter 2012 that were lower in 2013 and lower labor costs.  Administrative costs decreased $129,000, or 4%, as a result of lower personnel related costs and lower software maintenance costs to support the new information systems installation referred to above despite higher labor costs.

Advertising expenses were $208,000 in the third quarter of 2013 compared to $340,000 in the third quarter of 2012, a decrease of $132,000, or 39%. The decrease in advertising costs is primarily related to a reduction in agency costs and the cost for printed material.

Amortization increased to $240,000 in the third quarter of 2013 from $229,000 in the comparable quarter in 2012, an increase of $11,000, or 5%.  Amortization is attributable to intangible assets that were acquired as part of acquisitions. The higher amortization in 2013 is attributable to more acquisition activity in recent years.

In addition, we had a gain of $11,000 from the sale of assets in the third quarter of 2013 which was an increase from the $5,000 gain from similar sales in the third quarter of 2012. We routinely sell assets used in the normal course of business as they are replaced with newer assets.

The income from operations for the three months ended July 31, 2013 was $1,870,000 compared to income from operations of $1,525,000 in the comparable period in 2012, an increase of $345,000, or 23%.  The increase was a result of lower operating costs.

Interest, Taxes, and Other Expenses
Interest expense was $385,000 for the three months ended July 31, 2013 compared to $549,000 in the three months ended July 31, 2012, a decrease of $164,000, or 30%.  The decrease is primarily attributable to the reduction of the subordinated debt during 2013. By reducing this debt, which has a rate of 12% a year, we effectively reduced our interest rate lowering our interest expense.

Income before income taxes was $1,485,000 for the three months ended July 31, 2013 compared to income before income taxes of $973,000 in the corresponding period in 2012, an increase of $512,000. Tax expense for the third quarter of fiscal year 2013 was $601,000 compared to $378,000 of tax expense the third quarter of fiscal year 2012.  The higher tax expense was a result of an increased income from operations and slightly higher effective tax rate of 40% in the third quarter of 2013 compared to 39% in the same quarter of 2012. The higher tax rate in 2013 was related to changes in estimated permanent items during the year that we did not have in the same period of 2012.

Net Income
Net income for the three months ended July 31, 2013 was $884,000 compared to $595,000 in the corresponding period in 2012.  The increase is attributable to slightly higher gross profit and lower operating and interest expenses in the third quarter of 2013 as compared to the same period in fiscal year 2012 as discussed above.

Results of Operations for the Nine months Ended July 31, 2013 Compared to the Nine months Ended July 31, 2012

Sales
Sales for the nine months ended July 31, 2013 were $52,742,000 compared to $53,258,000 for the corresponding period in 2012, a decrease of $516,000, or 1%.  The decrease was primarily the result of the decrease in traditional coffee sales and equipment rental and, to a lesser extent, decreases in refreshment products and fees that are charged to offset energy costs for delivery and freight, raw materials, and bottling operations that more than offset a small increase in water sales.  Acquisitions accounted for 1% of total sales in the comparative period of 2013.

The breakdown of sales by product line for the respective nine month periods ended July 31, 2013 and 2012 is as follows:

Product Line	2013	2012	Difference	% Diff.
(000’s $)
Water	$21,866	$21,522	$344	2%
Coffee	12,149	12,720	(571)	(4%)
Refreshment	8,704	8,786	(82)	(1%)
Equipment Rental	6,168	6,333	(165)	(3%)
Other	3,855	3,897	(42)	(1%)
Total	$52,742	$53,258	$(516)	(1%)

Water – The increase is a result of a 3% increase in volume despite a 1% decrease in average selling price. The increase in volume was primarily a result of acquisitions completed in 2012.  Net of acquisitions, water sales were essentially the same for the first nine months of 2013 compared the same period a year ago.

Coffee – Our Cool Beans brand increased 15% while other brands we sell were 5% less than the first nine months of 2012. The overall decrease was attributable to lower volume as a result of competition and lower prices dictated by lower commodity costs compared to a year ago. The increase in pod sales is primarily a result of offering a lower price, high quality substitute for other single serve coffee products. Acquisition activity had no material impact on coffee sales in the first nine months of 2013.

Refreshment – Sales, which include sales of complementary coffee products, single serve drinks, cups, single serve water sales, and vending items, were lower because of a decrease in all of those products. Acquisitions, including vending accounts, accounted for 2% of the sales for the first nine months of the year.

Equipment Rental – The decrease is attributable to a 6% decrease in average rental price while average rental units in the field increased 4%. Acquisitions accounted for 1% of the sales for the first nine months of the year.

Other – Sales of office products and stamps increased 12% to $2,002,000 for the first nine months of 2013 compared to $1,785,000 for the same period last year. Fees that we charge to offset energy costs for delivery and freight, raw materials, and bottling operations decreased 7% to $1,720,000 in the first nine months of 2013 from $1,858,000 in the same period in 2012, resulting in the overall slight decrease for the category.

Gross Profit/Cost of Goods Sold – For the nine months ended July 31, 2013, gross profit increased $36,000 to $27,444,000 from $27,408,000, essentially the same compared to the same period in 2012.  As a percentage of sales, gross profit increased to 52% in the first nine months of 2013 from 51% in the first nine months of 2012. The slight increase in gross profit and gross profit as a percentage of sales was primarily due to higher water sales and lower equipment service costs in the first nine months of 2013 compared to the first nine months of the prior year.

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

Operating Expenses and Income from Operations
Total operating expenses increased to $25,403,000 in the first nine months of 2013 from $24,725,000 in the comparable period in 2012, an increase of $678,000, or 3%.

Selling, general and administrative (SG&A) expenses of $24,095,000 in the first nine months of 2013 increased $981,000, or 4%, from $23,114,000 in the comparable period in 2012.  Of total SG&A expenses, route distribution costs increased $782,000, or 8%, as a result of higher lease, fuel, and repair costs for vehicles and higher staffing costs for delivery; Selling costs decreased $398,000, or 10%, as a result of lower computer-related service costs to support the infrastructure improvement of e-commerce and customer relationship management software despite an increase in sales staffing. Administrative costs increased $597,000, or 7%, as a result of higher labor costs for increased administrative staffing as well as software maintenance costs to support the new information systems installation referred to above.

Advertising expenses were $605,000 in the first nine months of 2013 compared to $978,000 in the first nine months of 2012, a decrease of $373,000, or 38%. The decrease in advertising costs is primarily related to a decrease in marketing agency and printed material costs.

Amortization was $725,000 in the first nine months of 2013 compared to $698,000 in the first nine months of 2012.  The higher amortization in 2013 is attributable to more acquisition activity in recent years.  In addition, we had a gain of $22,000 from the sale of assets in the first nine months of 2013, a decrease from the $66,000 gain from similar sales in the first nine months of 2012. We routinely sell assets used in the normal course of business as they are replaced with newer assets.

Income from operations for the nine months ended July 31, 2013 was $2,041,000 compared to $2,684,000 in the comparable period in 2012, a decrease of $643,000, or 24%.  The decrease is attributable to higher route operating costs as well as higher labor costs related to sales and administration. This resulted in higher total operating costs despite lower net software support and sales and advertising costs.

Interest, Taxes, and Other Expenses
Interest expense was $1,488,000 for the nine months ended July 31, 2013 compared to $1,644,000 in the nine months ended July 31, 2012, a decrease of $156,000, or 9%. The decrease is primarily attributable to the reduction of the subordinated debt during 2013. By reducing this debt, which has a rate of 12% a year, we effectively reduced our interest rate lowering our interest expense.

Net income before income taxes was $570,000 for the nine months ended July 31, 2013 compared to $1,044,000 in the corresponding period in 2012, a decrease of $474,000. The tax expense for the first nine months of fiscal year 2013 was $242,000 and was based on the expected effective tax rate of 42%.  We recorded a tax expense of $409,000 related to income from operations in the first nine months of fiscal year 2012 based on an anticipated effective tax rate of 39%.  The higher tax rate in 2013 was related to changes in estimated permanent items during the year that we did not have in the same period of 2012. Lower taxes in 2013 were a result of lower net income before taxes.

Net Income (Loss)
Net income of $327,000 for the nine months ended July 31, 2013 was $308,000 less than $635,000 in the corresponding period in 2012.  The decrease is attributable to lower sales and higher operating expenses as discussed above.

Liquidity and Capital Resources

As of July 31, 2013, we had working capital of $8,878,000 compared to $6,903,000 as of October 31, 2012, an increase of $1,975,000.  The increase in working capital is primarily attributable to a decrease in the current portion of long term debt as a result of the restructuring of the Company’s long term debt.  In addition, the repayment of the subordinated debt, a portion of which had been classified as current debt in anticipation of payment, was funded largely from the long term senior debt facility.

Cash provided from operating activities decreased to $3,513,000 from $3,691,000 for the first nine months of 2013 and 2012, respectively, a decrease of $178,000. In addition to the repayment of debt, we used $1,640,000 for capital expenditures in the first nine months of 2013 compared to $2,256,000. Capital expenditures primarily include coolers, brewers, and bottles.

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

Additionally, the Agreement includes a $5,000,000 revolving line of credit that can be used for the purchase of fixed assets, to fund acquisitions, to collateralize letters of credit, and for operating capital.  As of July 31, 2013 we had an outstanding letter of credit of $1,466,000 on our line of credit resulting in $3,534,000 available to borrow from the facility as of that date.

The Agreement amortizes the term debt over a five year period with 59 equal monthly installments of $130,952 and a final payment of $3,273,832 due in March 2018. The line of credit matures in March 2016.  Subsequent to the refinancing, we have paid an additional $524,000 of scheduled senior debt. As of July 31, 2013 there was $10,476,000 or outstanding senior debt.  Net of proceeds from the re-financing and including regularly scheduled payments of the term loan, a total of $1,989,000 of cash was used for debt repayment in the first nine months of 2013.

Under the Agreement, interest is paid at a rate of one-month LIBOR plus a margin determined by certain leverage ratios specified in the agreement.  As of July 31, 2013, the Company had $2,619,000 of the term debt subject to variable interest rates.  The one-month LIBOR was .19% on the last business day of July 2013 resulting in total variable interest rates of 2.69% and 2.44%, for the term note and the revolving line of credit, respectively, as of July 31, 2013.

Our credit facility requires that we be in compliance with certain financial covenants at the end of each fiscal quarter.  The covenants include senior debt service coverage as defined of greater than 1.25 to 1 and total debt service coverage as defined of greater than 1 to 1, and senior debt to EBITDA of less than 2.50 to 1. As of July 31, 2013, we were in compliance with the financial covenants of our credit facility. The Agreement prohibits us from paying dividends without prior consent of the lender.  The Company is prohibited from entering into other debt agreements without the Bank’s consent.

As of July 31, 2013, we had an interest rate swap agreement with Bank of America in effect that was entered into at the time of the Agreement.  The intent of the swap, is to fix the interest rate on at least 75% of the outstanding amortizing balance on the term loan for three years.  The swap fixes the interest rate for the swapped amount at 3.18% (.68% plus the applicable margin, 2.50%). An interest rate swap, which fixed the rate on the term loan associated with the Previous Agreement matured on April 5, 2013. In addition, in conjunction with the refinancing discussed above, we paid $27,670 to settle two unhedged swaps associated with previous senior financing arrangements at the time of the Agreement.

In addition to our senior and subordinated debt commitments, we have significant future cash commitments, primarily in the form of operating leases that are not reported on the consolidated balance sheet. The following table sets forth our contractual commitments in future fiscal years as of July 31, 2013:

	Payment due by Period
Contractual Obligations (2)	Total	Remainder of 2013	2014-2015	2016-2017	After 2017
Debt	$20,596,000	$513,000	$3,142,000	$3,142,000	$13,799,000
Interest on Debt (1)	7,534,000	612,000	2,921,000	2,728,000	1,273,000
Operating Leases	12,298,000	1,032,000	6,236,000	3,602,000	1,428,000
Licensing Fees	699,000	88,000	611,000	-	-
Total	$41,127,000	$2,245,000	$12,910,000	$9,472,000	$16,500,000

(1)	Interest based on 75% of outstanding senior debt at the hedged interest rate discussed above, 25% of outstanding senior debt at a variable rate of 2.69%, and subordinated debt at a rate of 12%.

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

Changes in Internal Control over Financial Reporting.

No change in our internal control over financial reporting occurred during the nine months ended July 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

There was no change in the nine months ended July 31, 2013 from the Risk Factors reported in our Annual Report on Form 10-K for the year ended October 31, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the stock repurchases, by month, that were made during the third quarter ended July 31, 2013.

Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares as Part of a Publicly Announced Program (2)	Maximum Expenditure that May Yet be used for Purchases Under the Program (2)
May 1-31	1,100	$.93	1,100	$479,497
June 1-30	2,000	.92	2,000	477,652
July 1-31	-	-	-	477,652
Total	3,100	$.93	3,100
(1)	Includes transaction costs.
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

101
Interactive Data Files regarding (a) our Condensed Consolidated Balance Sheets as of July 31, 2013 and October 31, 2012, (b) our Condensed Consolidated Statements of Operations for the Three and Nine months Ended July 31, 2013 and 2012, (c) our Condensed Consolidated Statements of Comprehensive Income for the Three and Nine months Ended July 31, 2013 and 2012, (d) our Condensed Consolidated Statements of Cash Flows for the Nine months Ended July 31, 2013 and 2012, and (e) the Notes to such Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:           September 16, 2013

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

101
Interactive Data Files regarding (a) our Condensed Consolidated Balance Sheets as of July 31, 2013 and October 31, 2012, (b) our Condensed Consolidated Statements of Operations for the Three and Nine months Ended July 31, 2013 and 2012, (c) our Condensed Consolidated Statements of Comprehensive Income for the Three and Nine months Ended July 31, 2013 and 2012, (d) our Condensed Consolidated Statements of Cash Flows for the Nine months Ended July 31, 2013 and 2012, and (e) the Notes to such Condensed Consolidated Financial Statements.