Form 10-K
period 2013-10-31
Crystal Rock Holdings, Inc.
filed 2014-01-28
CIK 1123316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2013.

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
Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last sale price per share of common stock on April 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the NYSE MKT, was $10,259,445.

The number of shares outstanding of the registrant's Common Stock, $.001 par value per share, was 21,364,411 on January 17, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, to be filed not later than 120 days after the registrant’s fiscal year ended October 31, 2013, and delivered in connection with the registrant’s annual meeting of stockholders, are incorporated by reference into Part III of this Form 10-K.

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

PART I

ITEM 1.                      BUSINESS.

Introduction and Company Background

Crystal Rock Holdings, Inc., incorporated in Delaware in 1990, is engaged in the production, marketing and distribution of bottled water (the Crystal Rock® and Vermont Pure® brands) and the distribution of coffee (including our Cool Beans® brand), ancillary products and other office refreshment products, and office products (under the Crystal Rock Office® and Universal Business brands).  We operate primarily as a distribution business to homes and offices, using our own trucks for distribution throughout New England, New York, and New Jersey.

Our distribution sales and services evolved from our initial business, sales of bottled water and cooler rentals.  We bottle our water and also have it bottled for us.  All of our water products are still, non-sparkling waters as opposed to sparkling waters.  In addition to water and related services, our other significant food and drink offerings have grown to include distribution of coffee and ancillary products, and other refreshment products including soft drinks and snacks.  To a lesser extent, we distribute these products through third party distributors and directly through vending machines.

Water

Bottled water is a mainstream beverage and the centerpiece of many consumers’ healthy living lifestyles.  Sales of bottled water accounted for 41% in each of fiscal years 2013 and 2012.  We believe that the development of the bottled water industry has for many years reflected public awareness of the potential contamination and unreliability of some municipal water supplies.  Conversely, bottled water has been the recent focus of publicity regarding concerns about the possibly adverse environmental effects of using plastic bottles, as well as the effect on the environment of water extraction and the production and disposal of plastic bottles (see Item 1A, Risk Factors).

Coffee

Coffee, a product that is counter seasonal to water, is the second leading product in the distribution channel, accounting for 23% of our total sales in fiscal year 2013 and 24% of our total sales in fiscal year 2012.  We sell different brands and sizes of coffee products.  We continue to promote our Cool Beans® brand coffee in an effort to increase profitability and create brand equity in the coffee category.  Because coffee is a commodity, coffee sales are affected by volatility in the world commodity markets.  An interruption in supply or a dramatic increase in pricing could have an adverse effect on our business.

The increase in coffee sales in recent years has been driven by the market growth of single-serve coffee products.  This development has revolutionized the marketplace and, while we expect the growth of these products to continue, innovation and changes in distribution are likely to play a significant role in the profitability of these products.

Refreshment and Equipment Rental

Ancillary products, such as soft drinks and snacks, accounted for 16% of our total revenues in each of fiscal years 2013 and 2012.  Equipment rentals, primarily water coolers, made up 12% of our total revenues in each of those fiscal years.

Office Products and Other Revenue

While the contribution of water, coffee, refreshment products and cooler rentals to our revenues have been relatively flat over the past two fiscal years, since 2010 we have been pursuing strategies and opportunities intended to grow our revenues from sales of office products, as discussed more fully below.  In fiscal 2013, we modified our long-term strategy in this regard from mainly pursuing organic growth to endeavoring to increase office products revenues through acquisitions, as well as by organic growth.  We completed the acquisition of Universal Business Equipment Corp. in 2013 and are in the process of integrating Universal into Crystal Rock’s systems and operations.  The contribution to total revenues from office products and other revenue in fiscal 2013 was 8%, compared to 7% in fiscal 2012.

Water Sources, Treatment, and Bottling Operations

Water from local municipalities is the primary source for the Crystal Rock Waters® brand in 3 and 5 gallon bottles.  This accounts for 70% of our water bottled in these types of containers.  Municipal water is purified through a number of processes beginning with filtration.  Utilizing carbon and ion exchange filtration systems, we remove chlorine and other volatile compounds and dissolved solids.  After the filtration process, impurities are removed by reverse osmosis and/or distillation.  We ozonate our purified water (by injecting ozone into the water as an agent to prohibit the formation of bacteria) prior to storage.  Prior to bottling, we add pharmaceutical grade minerals to the water, including calcium and potassium, for taste.  The water is again ozonated and bottled in a fully enclosed clean room with a high efficiency particulate air, or HEPA, filtering system designed to prevent any airborne contaminants from entering the bottling area, in order to create a sanitary filling environment.

If for any reason the municipal sources for Crystal Rock® water were curtailed or eliminated, we could, though probably at greater expense, purchase water from other sources and have it shipped to our manufacturing facilities.

The primary source of our natural spring water (primarily sold under the Vermont Pure® brand) is a spring owned by a third party in Stockbridge, Vermont that is subject to a 50-year water supply contract, approximately 40 years of which remain.  We also obtain water, under similar agreements with third parties, from springs in Bennington and Tinmouth, Vermont.  These three springs are approved by the State of Vermont as sources for natural spring water.  The contractual terms for these springs provide spring water in excess of our current needs and within the apparent capacity of the springs, and accordingly we believe that we can readily meet our bulk water supply needs for the foreseeable future. Water from these springs account for 30% of our total water bottled.

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

Office Products Line

In 2010 we announced that we would add to our product lines in the future by offering a full line of office products using our Crystal Rock Office® brand.  Recognizing the value inherent in our distribution system, we do not maintain large inventories of office products.  Rather, we primarily purchase office products from large national vendors that provide just-in-time delivery, with the result that the introduction of our office product line has not resulted, and is not expected to result, in a material outlay of resources to accommodate increased inventory.  We anticipate that the broader range of office products will contribute to our sales in the future so that this product line becomes a growing portion of our total sales.

Our original strategy contemplated growing this portion of our business by, in part, improving our information technology (IT) infrastructure for a variety of reasons, including in order to facilitate online sales.  Our original strategy also contemplated growth by acquisition.  In November 2010, we acquired the assets of a small office products company in Hartford, Connecticut, which provided us with a customer base and proven product line from which to expand in central Connecticut.  In 2011, we introduced office products sold under the Crystal Rock Office® brand throughout Connecticut, and our strategy is to offer office products on a region-by-region basis throughout our entire market area in the future.  We had significant IT expenditures in fiscal 2011 and fiscal 2012, a significant portion of which was devoted toward developing the web-based and personnel aspects of selling the Crystal Rock Office® brand.  However, in fiscal 2013 and subsequently, we determined that this effort was not yielding the desired result, and we decided to re-focus our strategy.  We reduced our sales force, curtailed some of our IT expenses, and, to facilitate a more rapid integration of the office product line, system-wide, we acquired the assets of Universal Business Equipment Corp. in fiscal 2013.  The acquisition increased our distribution in portions of our core market areas and enhanced our internet sales presence.

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

Both our water brands feature three and five gallon premium bottled water in addition to a small pack case offerings. Our coffee line includes over 70 varieties in many different types of packaging. Additionally, we also re-sell other coffee and tea selections.  The new office products line will feature over 40,000 products for supplying small and medium-sized business.

Over the last several years we have refocused our efforts on sales and marketing in order to better serve all of our product lines and enhance the value of our distribution system and customer base. With the intent of increasing sales over the long term, we have hired and trained an expanded sales force. In addition, we have incurred significant expenditures to build an information technology infrastructure designed to enhance sales administration and run our business more efficiently. However, late in 2013 we decided to shift the infrastructure platform that we had been constructing to one we had acquired during the year. During this transition period we contracted our sales force while we stabilize our customer relationship software. (For more information on our sales and technology project see Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis.)

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

We use a comprehensive program of self-regulation and use third party auditors for testing and inspections to evaluate our compliance with federal and various state regulations.

In recent years, there has been legislative and executive action in state and local governments that has or would ban the use of bottled water in municipal buildings, enact local taxes on bottled water, and limit the sale by municipalities of water supplies to private companies for resale.  Such regulation could adversely affect our business and financial results.  For additional information, see “Risk Factors” below.

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

Employees

As of January 7, 2014, we had 373 full-time employees and 17 part-time employees.   None of the employees belong to a labor union.  We believe that our relationships with our employees are good.

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

As mentioned above, the Baker family group owns a majority of our common stock.  In addition, in connection with the acquisition of the Crystal Rock Spring Water Company in 2000, we issued members of the Baker family group 12% subordinated promissory notes secured by all of our assets. As of October 31, 2013, the balance on these notes is $10,000,000.  We also lease important facilities in Watertown and Stamford, Connecticut from Baker family interests.  These interests of the Baker family create various conflicts of interest.  Transactions between the Company and related parties are subject to review and approval by the Audit Committee, which consists entirely of independent directors.

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

Beginning in 2011 we increased operating expenses primarily in two areas, the first by hiring additional sales personnel, and the second by building a new information technology (IT) infrastructure system, the cost of which has been part of selling, general and administrative expense.

In 2011, we began to distribute products under the Crystal Rock Office® brand and commenced a hiring effort to increase our sales force substantially.  By the middle of 2013, we had achieved limited office products growth, reduced our sales force and made an acquisition of an office products business in our market area that had higher annual sales in that line of business than we did.

The development of our enhanced IT infrastructure system has also been more costly and difficult than we expected.  We have been working to build an enhanced system for customer relationship management (CRM) using the well-known platform Salesforce.com, a platform we originally intended to use for all of our CRM needs, including sales, our route system, and customer service.  As originally devised, our strategy would have involved replacing our existing route system software with this platform, but difficulties encountered in making the different software systems compatible have pushed this plan back and resulted in operating inefficiencies over the past two years.  We assessed the issues involved in this installation and, by late 2013, decided not to proceed with this project since it was not fulfilling our expectations.  We were also not satisfied with the status of our Crystal Rock Office® brand website for online ordering of office products, and believe that software obtained in the acquisition will give us a stronger online platform from which to operate and grow our business going forward.

We are working to control our expenses by scaling back our development and deferring some of our IT investment until revenues stabilize and increase, but there can be no assurance that we can manage these changes in an optimal way so as to increase revenues and net income, and improve our cash flow.

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

At October 31, 2013 and 2012, our outstanding senior debt was $10,083,000 and $9,566,000, respectively, and our outstanding subordinated debt was $10,000,000 and $13,000,000 on the respective dates.  The underlying loans are secured by substantially all of our assets.  If we do not repay our indebtedness in a timely fashion, our secured creditors could declare a default and foreclose upon our assets, which would result in harmful disruption to our business, the sale of assets for less than their fully realizable value, and possible bankruptcy.  We must generate enough cash flow to service this indebtedness until maturity.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
`
None.

ITEM 2.	PROPERTIES.

As part of our Home and Office delivery operations, we have entered into or assumed various lease agreements for properties used as distribution points and office space.  The following table summarizes these arrangements and includes our bottling facilities:

Location	Lease expiration	Sq. Ft.	Annual Rent
Williston, VT	June 2019	12,320	$94,864
Bow, NH	May 2015	12,800	60,000
Rochester, NY	January 2017	15,000	60,000
Buffalo, NY	September 2021	20,000	92,000
Syracuse, NY	October 2017	17,680	75,140
Halfmoon, NY	October 2016	22,500	166,275
Plattsburgh, NY	Month-to-month	5,000	24,000
Watertown, CT*	October 2016	67,000	461,295
Stamford, CT	October 2020	22,000	248,400
White River Junction, VT	May 2014	20,307	112,300
Watertown, CT	Month-to-month	15,000	57,960
Groton, CT	June 2014	7,500	56,375
Canton, MA	October 2019	23,966	155,779
Middlebury, CT	February 2016	3,750	25,413
Watertown, CT	September 2014	1,931	24,000

* Corporate headquarters

All locations are used primarily for warehousing and distribution and have limited office space for location managers and support staff.  The exception is our headquarters in Watertown, Connecticut location, which has a substantial amount of office space for sales, accounting, information systems, customer service, and general administrative staff. We expect to renew leases that are expiring over the next twelve months with similar terms.

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

Fiscal Year Ended October 31, 2013
	High	Low
First Quarter	$1.11	$.93
Second Quarter	$1.10	$.94
Third Quarter	$.97	$.86
Fourth Quarter	$.91	$.84

Fiscal Year Ended October 31, 2012
	High	Low
First Quarter	$.87	$.65
Second Quarter	$1.12	$.81
Third Quarter	$1.06	$.96
Fourth Quarter	$1.10	$.94

The last reported sale price of our Common Stock on the NYSE MKT on January 17, 2014 was $1.07 per share.

As of that date, we had 344 record owners and believe that there were approximately 1,560 beneficial holders of our Common Stock.

No dividends have been declared or paid to date on our Common Stock.  Our senior credit agreement prohibits us from paying dividends without the prior consent of the lender.  It is unlikely that we will pay dividends in the foreseeable future.

Issuer Purchases of Equity Securities

 The following table summarizes the stock repurchases, by month, that were made during the fourth quarter ended October 31, 2013.

Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares as Part of a Publicly Announced Program (2)	Maximum Expenditure that May Yet be used for Purchases Under the Program (2)
August 1-31	-	-	-	$477,652
September 1-30	-	-	-	477,652
October 1-31	2,500	$.90	2,500	475,400
Total	2,500	$.90	2,500

(1)	Includes transaction costs.
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

The following Management’s Discussion and Analysis (MD&A) is intended to help the reader understand our Company.  The MD&A should be read in conjunction with our consolidated financial statements and the accompanying notes.  This overview provides our perspective on the individual sections of the MD&A, as well as a few suggestions for reading these pages.  The MD&A includes the following sections:

■	Business Overview — a brief description of fiscal year 2013.

■	Results of Operations — an analysis of our consolidated results of operations for the two years presented in our consolidated financial statements.

■	Liquidity and Capital Resources — an analysis of cash flows, sources and uses of cash, and contractual obligations and a discussion of factors affecting our future cash flow.

■
Critical Accounting Policies — a discussion of accounting policies that require critical judgments and estimates.  Our significant accounting policies, including the critical accounting policies discussed in this section, are summarized in the notes to the accompanying consolidated financial statements.

Business Overview

Sales were slightly lower and our business was less profitable for fiscal 2013 than in fiscal 2012.  This continued a trend of lower operating income, net income and cash flow from fiscal 2010 to fiscal 2013.  Among the factors that contributed to this continuing trend were competition and our response to competitive factors, as well as ongoing operational issues and less controllable factors such as adverse weather conditions and environmental and political issues.  The 2013 decrease in sales was largely due to a decrease in combined coffee and refreshment product sales and a decrease in equipment rentals year over year, despite higher water and office products sales.

For our fiscal year ended October 31, 2012, we determined our goodwill was impaired (a non-cash charge) in the amount of $19,967,000, which materially reduced our income from operations and net income to losses.  We did not have such a loss in 2013 but, net of the effect of the impairment, we were less profitable than in 2012.

In the past, we have discussed the impact of competition and operational initiatives on results of operations.  Continued competitive pressures were the principal reason for lower sales in 2013. We continued to incur higher sales and administrative costs in an effort to build our sales organization and information technology infrastructure.  However, as discussed above under “Business−Products−Office Products Line,” in fiscal 2013 we determined that the effort to build out our salesforce and IT infrastructure was not yielding the desired results, and we decided to re-focus our effort.

Accordingly, we completed the acquisition of Universal Business Equipment Corp. later in 2013. In addition to accelerating our expansion into the office products category,  we feel this acquisition also brought valuable resources to our sales and IT organizations.  As a result, we believe that we are better positioned to build on our customer relationships and internet capabilities.

In fiscal 2013 we continued to de-leverage the Company.  We paid down $3 million of subordinated debt and re-financed our senior line of credit so that, as of October 31, 2013, we continued to have adequate cash on hand and borrowing capacity.

The market area in which we operate has an uncertain economic environment.  While we have created opportunities that we expect will result in increased sales, we anticipate cost pressures related to commodities affecting our business, most notably fuel and coffee, as we continue to build our brands.

Results of Operations

Fiscal Year Ended October 31, 2013 Compared to Fiscal Year Ended October 31, 2012

Sales
Sales for fiscal year 2013 were $70,981,000 compared to $71,122,000 for 2012, a decrease of $141,000 or 1%.  Sales attributable to acquisitions in fiscal year 2013 were $1,546,000. Net of acquisitions, sales decreased 2%.

The comparative breakdown of sales is as follows:

Product Line	2013 (in 000’s $)	2012 (in 000’s $)	Difference (in 000’s $)	% Diff.
Water	$29,211	$29,015	$196	1%
Coffee	16,034	16,796	(762)	(5%)
Refreshment	11,578	11,718	(140)	(1%)
Equipment Rental	8,175	8,415	(240)	(3%)
Other	5,983	5,178	805	16%
Total	$70,981	$71,122	$(141)	(1%)

Water – The increase in sales is due to an acquisition completed at the beginning of the year.  Net of the acquisition, sales would have decreased 1%. Water sales volume increased 1% as a result of the acquisition while pricing was essentially the same.

Coffee – There was a 3% decrease in sales of single-serve coffee, to $10,962,000 from $11,276,000, despite an increase of 17% in our Cool Beans® pod sales.  Cool Beans® made up 8% of the category in 2013.  There was also an 8% decrease in sales of our traditional coffee products for office and food service brewers.  In general, coffee sales declined as a result of strong competition in the marketplace, as well as a changing customer preferences.  Acquisitions did not materially affect this category in 2013 compared to 2012.

Refreshment – A decrease in soft drink, cup, and single serve water sales more than offset increased sales of coffee refreshment products.

Equipment Rental – The decrease in equipment rental revenue in fiscal year 2013 compared to the prior year was a result of a 3% increase in average units in the field while average rental price decreased 6%.  Net of the acquisition, rental income decreased 1%.

Other – The increase is attributable to sales of office products which increased 57%.  Part of the increase in office products sales was due to the acquisition of Universal Business Equipment Corp. in the final month of the year.  Net of the acquisition, sales of office products increased 19%. Fees that are charged to offset energy costs for delivery and freight, raw materials, and bottling operations decreased 15% based on the market price of diesel fuel.

Gross Profit/Cost of Goods Sold
Gross profit increased $69,000 in fiscal year 2013 compared to 2012, to $36,714,000 from $36,645,000.  Gross profit as a percentage of sales was 52% for both years.  The slight increase in gross profit was attributable to higher water sales and lower service costs as well as higher office products sales.  Factors that negatively impacted gross profit in 2013 were lower sales in other product lines and a decrease in fuel adjustment charges that are charged to offset energy costs for delivery and freight, raw materials, and bottling operations.

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

Income (loss) from Operations/Operating Expenses
Income from operations was $2,790,000 compared a loss from operations of $16,635,000 in 2012, an improvement of $19,425,000.  The most significant component of improvement was the goodwill impairment of $19,967,000 recorded in 2012.  There was no such impairment in 2013.  Total operating expenses decreased to $33,924,000 for the year, from $53,280,000 the prior year, a decrease of $19,356,000.

Selling, general and administrative (SG&A) expenses were $32,185,000 in fiscal year 2013 and $31,152,000 in 2012, an increase of $1,033,000, or 3%.  Of total SG&A expenses:

●
Route sales costs increased 7%, or $916,000, to $14,815,000 in fiscal year 2013 from $13,899,000 in fiscal year 2012, primarily related to higher labor, fuel, and vehicle costs.  Included as a component of route sales costs are total direct distribution related costs which increased $948,000, or 7%, to $14,141,000 in fiscal year 2013 from $13,193,000 in fiscal year 2012, primarily as a result of higher labor, fuel, and vehicle costs;

●
Selling costs decreased 9%, or $480,000, to $4,574,000 in fiscal year 2013 from $5,054,000 in fiscal year 2012. The lower costs were attributable to reducing staff while re-assessing the Company’s sales strategy;

●
Administrative costs increased 5%, or $597,000, to $12,796,000 in fiscal year 2013 from $12,199,000 in fiscal year 2012. The increase was mostly attributable to higher labor costs in support of our IT infrastructure.

Advertising expenses decreased to $773,000 in fiscal year 2013 from $1,251,000 in 2012, a decrease of $478,000, or 38%. The decrease in advertising costs is primarily related to a decrease in agency costs and internet and Yellow Pages advertising.

Amortization increased $19,000, or 2%, to $999,000 in fiscal year 2013 from $980,000 in 2012.  Amortization is attributable to intangible assets that were acquired as part of acquisitions in recent years.

There was a gain from the sale of miscellaneous assets in fiscal year 2013 of $32,000 compared to a gain on the sale of assets of $71,000 in fiscal year 2012.  These were sales of miscellaneous assets no longer used in the course of business.

As of October 31, 2013, considering qualitative factors, we concluded it is more likely than not that the fair value of the Company is greater than its carrying amount; therefore performing the two-step goodwill impairment test was not necessary (Step 0).  In performing this qualitative assessment we considered factors including, but not limited to, the following:

●	Macroeconomic conditions including the general economic conditions, limitations on accessing capital, and other developments in equity and credit markets
●
Industry and market considerations including any deterioration in the environment in which we operate, an increased competitive environment, a decline in market-dependent multiples or metrics, a change in the market for our products or services, or a regulatory or political development

●	Cost factors such as increases in raw materials, labor, or other costs that have a negative effect on earnings and cash flows
●	Overall financial performance including negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods
●	Other relevant entity-specific events such as changes in management, key personnel, strategy, or customers; or litigation
●	Whether a sustained decrease in share price had occurred.

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

1 These were the companies used in the year marked:
Company Name	Exchange	Symbol	2012
Coca-Cola Bottling Co., Consolidated	NYSE	COKE	X
Farmer Bros. Co.	NASDAQ	FARM	X
Green Mountain Coffee Roasters, Inc.	NASDAQ	GMCR	X
a-Monster Beverage Corp.	NASDAQ	HANS	X
Coca-Cola Enterprises, Inc.	NYSE	MNST	X
National Beverage Corp.	NASDAQ	FIZZ	X
Cott Corporation	Toronto	BCB	X
Coffee Holding Co., Inc.	NASDAQ	JVA	X
Dr. Pepper Snapple Group, Inc.	NYSE	DPS	X
Leading Brands, Inc.	NASDAQ	LBIX	X
Primo Water Corporation	NASDAQ	PRMW	X

thinly traded stock and concentrated holdings, market comparable valuations, and expected results of operations.  We used the following percentages for the weighted average of the three different approaches in fiscal year 2012:

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

Other Expense, Income Taxes, and Income (Loss) before Income Taxes
Interest expense was $1,867,000 for fiscal year 2013 compared to $2,181,000 for fiscal year 2012, a decrease of $314,000.  The decrease is primarily attributable to lower outstanding debt, particularly subordinated debt.

Income before income taxes of $917,000 in fiscal year 2013 compared to a loss before income taxes in fiscal year 2012 was $18,821,000, an improvement of $19,738,000.  Aside from the impairment charge, operating results declined by $229,000 from 2012 to 2013 as result of lower sales and higher operating costs.

Income tax expense for 2013 of $346,000 compares to a tax benefit for fiscal year 2012 of $343,000 and resulted in an effective tax rate of 38% in 2013 and (2%) in 2012. The tax benefit in 2012 is a result of the write-off of goodwill that resulted in the reversal of a deferred tax liability. The lower effective tax rate in 2012 is attributable to the exclusion of a portion of the impairment loss related to nondeductible goodwill from the determination of income taxes.

Net Income (Loss)
Net income for 2013 was $571,000 compared to a net loss in fiscal year 2012 of $18,478,000, an improvement of $19,049,000.  As noted above, the most significant component of the net loss in 2012 was goodwill impairment of $19,967,000.  Aside from the impairment charge, earnings were lower as a result of lower sales and higher operating costs. The net income and loss in the respective years was completely attributable to continuing operations.

In 2013, weighted average number of shares of Common Stock outstanding was 21,372,000 (basic and diluted) resulting in net income of $.03 per share. Based on the weighted average number of shares of Common Stock outstanding of 21,384,000 (basic and diluted), loss per share in 2012 was $.86 per share.  This was an improvement of $.89 per share.

We terminated two (one hedged, one unhedged) interest rate hedge swap agreements during 2013 and entered into a new one. The net effect of the resulting swapped transactions was $50,000 in unrealized gains in 2013 compared to $170,000 of unrealized gains in 2012, net of reclassification adjustments and taxes.  The decrease in unrealized gains during the year has been recognized as an adjustment to net income (loss) to arrive at comprehensive income as defined by the applicable accounting standards.

Liquidity and Capital Resources

As of October 31, 2013, we had working capital of $6,725,000 compared to $6,903,000 as of October 31, 2012, a decrease of $178,000.  The decrease in working capital is primarily attributable to cash used for an acquisition in the fourth quarter and lower net income after considering the impairment charge in 2012. This was partially offset by a decrease in the current portion of long term debt as a result of the restructuring of the Company’s long term debt and the repayment of the subordinated debt, a portion of which had been classified as current debt in anticipation of payment, was funded largely from the long term senior debt facility.

Net cash provided by operating activities was $4,515,000 in 2013 compared to $4,110,000 in 2012, an increase of $405,000.  The increase is reflective of favorable working capital changes. We use cash provided by operations to repay debt and fund capital expenditures.  In fiscal year 2013, we used $4,673,000 for repayment of debt. This was $1,959,000 more than we paid in 2012.  We used $1,070,000 less for capital expenditures in 2013 than in 2012. The decrease was a result of less need for coolers and brewers.

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

Previous term loan	$ 8,542,500
Repayment of subordinated debt	1,500,000
Administrative and termination fees	132,500
To fund operating cash and debt repayment	825,000
Total term loan obligation	$11,000,000

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

Additionally, the Agreement includes a $5,000,000 revolving line of credit that can be used for the purchase of fixed assets, to fund acquisitions, to collateralize letters of credit, and for operating capital.  As of October 31, 2013 we had an outstanding letter of credit of $1,466,000 on our line of credit resulting in $3,534,000 available to borrow from the facility as of that date.

The Agreement amortizes the term debt over a five year period with 59 equal monthly installments of $130,952 and a final payment of $3,273,832 due in March 2018. The line of credit matures in March 2016.  Subsequent to the refinancing, we have paid an additional $917,000 of scheduled senior debt. As of October 31, 2013 there was $10,083,000 of outstanding senior debt.

Under the Agreement, interest is paid at a rate of one-month LIBOR plus a margin determined by certain leverage ratios specified in the agreement.  As of October 31, 2013, the Company had $2,521,000 of the term debt subject to variable interest rates.  The one-month LIBOR was .18% on the last business day of October 2013 resulting in total variable interest rates of 2.68% and 2.43%, for the term note and the revolving line of credit, respectively, as of October 31, 2013.

Our credit facility requires that we be in compliance with certain financial covenants at the end of each fiscal quarter.  The covenants include senior debt service coverage as defined of greater than 1.25 to 1, total debt service coverage as defined of greater than 1 to 1, and senior debt to EBITDA of less than 2.50 to 1. As of October 31, 2013, we were in compliance with the financial covenants of our credit facility. The Agreement prohibits us from paying dividends without prior consent of the lender.  The Company is prohibited from entering into other debt agreements without the Bank’s consent.

As of October 31, 2013, we had an interest rate swap agreement with Bank of America in effect that was entered into at the time of the Agreement.  The intent of the swap is to fix the interest rate on at least 75% of the outstanding amortizing balance on the term loan for three years.  The swap fixes the interest rate for the swapped amount at 3.18% (.68% plus the applicable margin, 2.50%). An interest rate swap that fixed the rate on the term loan associated with the Previous Agreement matured on April 5, 2013. In addition, in conjunction with the refinancing discussed above, we paid $27,670 to settle two unhedged swaps associated with previous senior financing arrangements at the time of the Agreement.

In addition to our senior and subordinated debt commitments, we have significant future cash commitments, primarily in the form of operating leases that are not reported on the balance sheet.  These operating leases are described in Note 15 to our Audited Consolidated Financial Statements.

The following table sets forth our contractual commitments as of October 31, 2013:

	Payment due by Period (2)
Contractual Obligations	Total	2014	2015-2016	2017-2018	After 2018
Debt	$20,083,000	$1,571,000	$3,142,000	$15,370,000	$-
Interest on Debt (1)	6,921,000	1,484,000	2,824,000	2,613,000	-
Operating Leases	10,947,000	3,156,000	4,929,000	1,861,000	1,001,000
Licensing Fees	611,000	611,000	-	-	-
Total	$38,562,000	$6,822,000	$10,895,000	$19,844,000	$1,001,000

(1)	Interest based on 75% of outstanding senior debt at the hedged interest rate discussed above, 25% of outstanding senior debt at a variable rate of 2.27% and subordinated debt at a rate of 12%.

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

Adverse economic conditions in recent years have negatively impacted many businesses financial performance and restricted credit availability.  In addition, we do not think that the economy in our region has fully recovered from the recession that started in 2008. The competitive landscape created by the economic environment has eroded our margin over that time. This has resulted in expansion of our product lines and our distribution scheduling. We anticipate that changes to our business will be successfully implemented. However, no assurance can be given that we will be profitable in the future and that the economic environment will not adversely affect our cash flow and results of operations or that we will have adequate access to credit.

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

Goodwill – Intangible Asset Impairment
We have acquired a significant number of companies.  The excess of the purchase price over the fair value of the assets and liabilities acquired has been recorded as goodwill.  If goodwill is not impaired, it would remain as an asset on our balance sheet at the value assigned in the acquisitions.  If it is impaired, we would be required to write down the asset to an amount that accurately reflects its estimated implied value.  If we elect not to perform a Step 0 assessment, the assessment of the carrying value of goodwill is a two step process. In step one, the fair value of the Company is determined, using a weighted average of three different approaches – quoted stock price (a market approach), value comparisons to publicly traded companies believed to have comparable reporting units (a market approach), and discounted net cash flow (an income approach).  This approach provides a reasonable estimation of the value of the Company and takes into consideration the Company’s thinly traded stock and concentrated holdings, market comparable valuations, and expected results of operations.  The resulting estimated fair value is then compared to its equity value.

We completed a valuation of the Company performed as of October 31, 2012 and determined that goodwill was impaired. We performed a qualitative assessment (Step 0) to determine if a similar approach was required as of October 31, 2013. In conducting the assessment we considered what adverse or positive mitigating events and circumstances would significantly influence the valuation. Qualitative factors that we considered in the Step 0 assessment included, but were not limited to, macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other relevant entity-specific events and sustained declines in our share price We determined that is not more likely than not that the fair value of our reporting unit was less than the carrying value.

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

■
We made certain assumptions in the calculation of discount rates, risk premiums, and capital structure weightings. However, changes in capital markets may significantly change these assumptions in the future.

■
We used our knowledge of the business, industry and economy to assemble financial projections including our plans to expand our product offerings.  Unforeseen events that dramatically change such influential factors as the economy, environment, and weather may positively or negatively affect the accuracy of these projections.

■
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
■
We relied on our experience in the industry and knowledge of the business to assign value to tangible and intangible assets such as customer relationships, workforce, contracts (leases), royalties and fixed assets.

■	Our ability to interpret data from other companies and valuations as well as publicly available economic reports.
■
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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of October 31, 2013. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 1992) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of October 31, 2013, the Company's internal control over financial reporting is effective based on those criteria.

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

b) Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended October 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to the sections captioned “Directors,” “Our Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance” and “Committees of the Board of Directors” in our 2014 proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended October 31, 2013.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to the sections captioned “Compensation of Executive Officers” and “Compensation of Non-Employee Directors” in our 2013 proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended October 31, 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table sets forth certain information as of October 31, 2013 about shares of our Common Stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements that were not required to be and were not submitted to our stockholders for approval.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)).
Equity compensation plans approved by security holders	262,750	$1.92	46,750
Equity compensation plans not approved by security holders	-0-	-	-0-
Total	262,750	$1.92	46,750

Additional information required by this Item is incorporated by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in our 2014 proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended October 31, 2013.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to the section captioned “Corporate Governance” in our 2014 proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended October 31, 2013.

ITEM 14.                                PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated by reference to the sections captioned “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policies and Procedures” in our 2014 proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended October 31, 2013.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

a)	The following documents are filed as part of this report:

(1) Financial Statements

(2) Schedules

None

(3) Exhibits:

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Certificate of Incorporation		S-4	September 6, 2000	Exhibit B to Appendix A
3.2	Certificate of Amendment to Certificate of Incorporation		8-K	October 19, 2000	4.2
3.3	Amended and Restated By-Laws as adopted March 29, 2010		8-K	April 2, 2010	3.2
3.4	Certificate of Ownership and Merger of Crystal Rock Holdings, Inc. with and into Vermont Pure Holdings, Ltd.		8-K	April 30, 2010	3.1
4.1	Registration Rights Agreement with Peter K. Baker, Henry E. Baker, John B. Baker and Ross Rapaport		8-K	October 19, 2000	4.6
10.1*	1998 Incentive and Non-Statutory Stock Option Plan, as amended		14A	February 28, 2003	A
10.2*	2004 Stock Incentive Plan		14A	March 1, 2004	B
10.3*	Employment Agreement dated May 2, 2007 with Peter K. Baker		8-K	May 2, 2007	10.1
10.4*	Employment Agreement dated May 2, 2007 with Bruce S. MacDonald		8-K	May 2, 2007	10.3
10.5*	Employment Agreement dated May 2, 2007 with John B. Baker		8-K	May 2, 2007	10.2
10.6	Lease of Buildings and Grounds in Watertown, Connecticut from the Baker’s Grandchildren Trust		S-4	September 6, 2000	10.22

10.7	First Amendment to the Lease of Buildings and Grounds in Watertown, Connecticut from the Baker’s Grandchildren Trust	10-Q	September 14, 2007	10.4
10.8	Amended and Restated Credit Agreement dated April 5, 2010 with Bank of America.	8-K	April 9, 2010	10.1
10.9	Form of Amended and Restated Term Note dated April 5, 2010 to Bank of America.	8-K	April 9, 2010	10.2
10.10	Form of Amended and Restated Subordination and Pledge Agreement dated April 5, 2010 between Henry E. Baker and Bank of America.	8-K	April 9, 2010	10.3
10.11	Form of Amended and Restated Subordination and Pledge Agreement dated April 5, 2010 between John B. Baker and Peter K. Baker and Bank of America.	8-K	April 9, 2010	10.4
10.12	Form of Amended and Restated Promissory Note dated April 5, 2010 issued to Henry E. Baker, John B. Baker and Peter K. Baker	8-K	April 9, 2010	10.5
10.13	Form of Indemnification Agreement dated November 2, 2005 with each of Henry E. Baker, John B. Baker, Peter K. Baker, Phillip Davidowitz,David Jurasek, Bruce S. MacDonald and Ross S. Rapaport	10-K	January 30, 2006	10.21
10.14	Form of Indemnification Agreement dated November 2, 2005 with each of John M. Lapides and Martin A. Dytrych and dated February 15, 2012 for Lori J. Schafer	10-K	January 30, 2006	10.22
10.15	Financial Assistance Agreement with Connecticut Innovations dated August 20, 2007	10-K	January 29, 2008	10.30
10.16*	Amendment No. 1 to Employment Agreement with Peter K. Baker dated September 10, 2009.	10-Q	September 14, 2009	10.1
10.17*	Amendment No. 1 to Employment Agreement with John B. Baker dated September 10, 2009.	10-Q	September 14, 2009	10.2
10.18	Letter of Waiver and Consent dated September 15, 2010 signed by Martin Dytrych, Henry Baker, Peter Baker, and John Baker.	8-K	October 1,2010	10.1
10.19	First Amendment to the Credit Agreement dated September 28, 2010 with Bank of America.	8-K	October 1,2010	10.2
10.20	Letter from Henry E., Peter K., and John B. Baker and Ross S. Rapaport, as trustee, to Bank America, as agreed to, to amend Subordination Agreements.	8-K	October 1,2010	10.3
10.21	Lease of Building and Land in Stamford, Connecticut from Henry E. Baker dated September 30, 2010.	8-K	October 1,2010	10.4
10.22*	Amendment No. 2 to Employment Agreement with Peter K. Baker dated October 19, 2011.	10-K	January 27, 2012	10.24
10.23*	Amendment No. 2 to Employment Agreement with John B. Baker dated October 19, 2011.	10-K	January 27, 2012	10.25
10.24	Second Amendment to the Credit Agreement with Bank of America dated May 14, 2012.	10-Q	June 14, 2012	10.1

10.25	Third Amendment to the Credit Agreement with Bank of America dated March 13, 2013		10-Q	March 18,2013	10.1
10.26	Amendment of Second Amended and Restated Subordinated Note and Subordinated Note to Henry Baker dated March 13, 2013		10-Q	March 18, 2013	10.2
10.27	Amendment of Subordinated Note to Peter and John Baker dated March 13, 2013		10-Q	March 18, 2013	10.3
10.28	Second Amended and Restated Term Note to Bank of America dated March 13, 2013		10-Q	March 18, 2013	10.4
10.29	Letter of Waiver and Consent dated December 21, 2012 signed by Martin Dytrych, Henry Baker, Peter Baker, and John Baker		8-K	December 28, 2012	10.1
10.30	Letter of Waiver and Consent From Bank of America dated December 21, 2012 signed by Donald Bates and Bruce MacDonald		8-K	December 28, 2012	10.2
10.31*	2014 Management Incentive Plan		8-K	December 23, 2013
10.32	Agreement of Purchase and Sale between the Company and Universal Business Equipment Corp.	X
21.1	Subsidiary	X
23.1	Consent of Wolf & Company, P.C.	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
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

CRYSTAL ROCK HOLDINGS, INC.

By: /s/ Peter K. Baker
Dated: January 28, 2014	Peter K. Baker, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Ross S. Rapaport Ross S. Rapaport	Chairman of the Board of Directors	January 28, 2014

/s/ Henry E. Baker Henry E. Baker	Director, Chairman Emeritus	January 28, 2014

/s/ John B. Baker John B. Baker	Executive Vice President and Director	January 28, 2014

/s/ Peter K. Baker Peter K. Baker	Chief Executive Officer and Director	January 28, 2014

/s/ Martin A. Dytrych Martin A. Dytrych	Director	January 28, 2014

/s/ John M. Lapides John M. Lapides	Director	January 28, 2014

/s/ Lori J. Schafer Lori J. Schafer	Director	January 28, 2014

/s/ Bruce S. MacDonald Bruce S. MacDonald	Chief Financial Officer, Chief Accounting Officer and Secretary	January 28, 2014

EXHIBITS TO CRYSTAL ROCK HOLDINGS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED OCTOBER 31, 2013
Exhibits Filed Herewith
Exhibit
Number                         Description

10.32	Agreement of Purchase and Sale between the Company and Universal Business Equipment Corp.
21.1	Subsidiary
23.1	Consent of Wolf & Company, P.C.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE

Report of the Independent Registered Public Accounting Firm		F-1

Financial Statements:

	Consolidated Balance Sheets, October 31, 2013 and 2012	F-2

	Consolidated Statements of Operations, Fiscal Years Ended October 31, 2013 and 2012	F-3

	Consolidated Statements of Comprehensive Income (Loss), Fiscal Years Ended October 31, 2013 and 2012	F-4

	Consolidated Statements of Changes in Stockholders’ Equity, Fiscal Years Ended October 31, 2013 and 2012	F-5

	Consolidated Statements of Cash Flows, Fiscal Years Ended October 31, 2013 and 2012	F-6

	Notes to the Consolidated Financial Statements	F-7 - F-27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Crystal Rock Holdings, Inc.
Watertown, Connecticut

We have audited the accompanying consolidated balance sheets of Crystal Rock Holdings, Inc. and subsidiary as of October 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crystal Rock Holdings, Inc. and subsidiary as of October 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Wolf & Company, P.C.
Boston, Massachusetts
January 28, 2014

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	October 31,	October 31,
	2013	2012

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,089,787	$3,071,277
Accounts receivable, trade - net of reserve of $360,734 and
$447,302 for 2013 and 2012, respectively	9,249,324	7,950,067
Inventories	2,550,593	2,629,665
Current portion of deferred tax asset	370,593	421,679
Other current assets	869,871	1,387,288

TOTAL CURRENT ASSETS	15,130,168	15,459,976

PROPERTY AND EQUIPMENT - net	7,444,869	8,127,582

OTHER ASSETS:
Goodwill	12,156,790	12,156,790
Other intangible assets - net	3,435,709	2,312,433
Deferred tax asset	66,555	-
Other assets	39,000	39,000

TOTAL OTHER ASSETS	15,698,054	14,508,223

TOTAL ASSETS	$38,273,091	$38,095,781

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long term debt	$1,571,424	$3,815,103
Accounts payable	3,768,870	1,709,506
Accrued expenses	2,377,964	2,254,994
Current portion of customer deposits	653,740	650,540
Current portion of unrealized loss on derivatives	33,539	127,180

TOTAL CURRENT LIABILITIES	8,405,537	8,557,323

Long term debt, less current portion	8,511,912	7,251,000
Deferred tax liability	4,425,420	4,506,148
Subordinated debt	10,000,000	11,500,000
Customer deposits	2,520,423	2,487,123
Long term portion of unrealized loss on derivatives	11,116	-

TOTAL LIABILITIES	33,874,408	34,301,594

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock - $.001 par value, 50,000,000 authorized shares,
21,960,229 issued and 21,364,411 outstanding shares as of
October 31, 2013 and 21,960,229 issued and 21,380,731	21,960	21,960
outstanding as of October 31, 2012
Additional paid in capital	58,462,497	58,462,497
Treasury stock, at cost, 595,818 shares as of October 31, 2013
and 579,498 shares as of October 31, 2012	(894,991)	(878,560)
Accumulated deficit	(53,163,990)	(53,735,401)
Accumulated other comprehensive loss	(26,793)	(76,309)
TOTAL STOCKHOLDERS' EQUITY	4,398,683	3,794,187

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$38,273,091	$38,095,781

See the accompanying notes to the consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended October 31,
	2013	2012

NET SALES	$70,980,512	$71,121,778

COST OF GOODS SOLD	34,266,303	34,476,776

GROSS PROFIT	36,714,209	36,645,002

OPERATING EXPENSES:

Selling, general and administrative expenses	32,184,917	31,151,991
Advertising expenses	772,775	1,251,426
Amortization	998,942	980,427
Gain on disposal of property and equipment	(32,293)	(70,752)
Impairment loss - goodwill	-	19,966,504

TOTAL OPERATING EXPENSES	33,924,341	53,279,596

INCOME (LOSS) FROM OPERATIONS	2,789,868	(16,634,594)

OTHER EXPENSE:
Interest	1,867,190	2,181,032
Loss on derivatives	5,578	5,151

TOTAL OTHER EXPENSE	1,872,768	2,186,183

INCOME (LOSS) BEFORE INCOME TAXES	917,100	(18,820,777)

INCOME TAX EXPENSE (BENEFIT)	345,689	(343,263)

NET INCOME (LOSS)	$571,411	$(18,477,514)

NET INCOME (LOSS) PER SHARE - BASIC	$0.03	$(0.86)

NET INCOME (LOSS) PER SHARE - DILUTED	$0.03	$(0.86)

WEIGHTED AVERAGE SHARES USED IN COMPUTATION - BASIC	21,372,111	21,384,406
WEIGHTED AVERAGE SHARES USED IN COMPUTATION - DILUTED	21,372,111	21,384,406

See the accompanying notes to the consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Year ended October 31,
	2013	2012

NET INCOME (LOSS)	$571,411	$(18,477,514)
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Cash Flow Hedges:
Amortization of loss on derivative undesignated as cash flow hedge	15,066	90,925
Unrealized gain on derivatives designated as cash flow hedges	34,450	78,784
Other Comprehensive Income, net of tax	49,516	169,709
TOTAL COMPREHENSIVE INCOME (LOSS)	$620,927	$(18,307,805)

See the accompanying notes to the consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

							Accumulated
	Common		Additional		Treasury		Other
	Shares	Stock	Paid in	Treasury	Stock	Accumulated	Comprehensive
	Issued	Par Value	Capital	Shares	Amount	Deficit	Loss	Total
Balance, October 31, 2011	21,960,229	$21,960	$58,462,497	571,548	$(870,391)	$(35,257,887)	$(246,018)	$22,110,161

Shares repurchased				7,950	(8,169)			(8,169)

Comprehensive Income						(18,477,514)	169,709	(18,307,805)

Balance, October 31, 2012	21,960,229	$21,960	$58,462,497	579,498	$(878,560)	$(53,735,401)	$(76,309)	$3,794,187

Shares repurchased				16,320	(16,431)			(16,431)

Comprehensive Income						571,411	49,516	620,927

Balance, October 31, 2013	21,960,229	$21,960	$58,462,497	595,818	$(894,991)	$(53,163,990)	$(26,793)	$4,398,683

See the accompanying notes to the consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended October 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$571,411	$(18,477,514)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	3,024,328	3,364,037
Provision for bad debts on accounts receivable	247,688	163,007
Amortization	998,942	980,427
Impairment loss - goodwill	-	19,966,504
Non cash interest expense	108,602	48,001
Non cash change in fair value of contingent consideration	(101,103)	-
Loss on derivatives	5,578	5,151
Deferred tax expense	(47,249)	154,815
Gain on disposal of property and equipment	(32,293)	(70,752)

Changes in operating assets and liabilities:
Accounts receivable	(532,124)	(311,263)
Inventories	79,072	44,162
Other current assets	424,582	(277,892)
Accounts payable	(97,336)	(889,121)
Accrued expenses	(171,730)	(545,757)
Customer deposits	36,500	(43,553)
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,514,868	4,110,252

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,238,530)	(3,308,113)
Proceeds from sale of property and equipment	57,668	116,992
Cash used for acquisitions	(898,651)	(504,260)
NET CASH USED IN INVESTING ACTIVITIES	(3,079,513)	(3,695,381)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt	2,273,000	-
Principal payments on debt	(4,673,414)	(2,714,000)
Purchase of treasury stock	(16,431)	(8,169)
NET CASH USED IN FINANCING ACTIVITIES	(2,416,845)	(2,722,169)

NET DECREASE IN CASH	(981,490)	(2,307,298)

CASH AND CASH EQUIVALENTS - Beginning of year	3,071,277	5,378,575

CASH AND CASH EQUIVALENTS - End of year	$2,089,787	$3,071,277

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION,
EXCLUDING NON-CASH FINANCING AND INVESTING ACTIVITIES:
Cash paid for interest	$1,870,505	$2,138,304

Cash received for taxes, net	$(160,137)	$(201,417)

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Notes payable issued in acquisitions	$18,750	$101,103

See the accompanying notes to the consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS OF THE COMPANY AND BASIS OF PRESENTATION

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

Goodwill and Other Intangibles – Intangible assets with lives restricted by contractual, legal, or other means are amortized over their useful lives. The Company defines an asset’s useful life as the period over which the asset is expected to contribute to the future cash flows of the entity.  Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The amount of impairment for goodwill and other intangible assets is measured as the excess of their carrying values over their implied fair values.  To test goodwill, we first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the applicable reporting unit is less than its carrying value. If, after assessing these events or circumstances, we determine that it is not more likely than not that the fair value of such reporting unit is less than its carrying amount, we will proceed to perform a two-step impairment analysis. For other separately recognized intangible assets with indefinite lives, we use a qualitative approach to test such assets for impairment if certain conditions are met.  Management reviewed qualitative factors relative to the carrying value of goodwill as of October 31, 2013 and determined, without a step one assessment, that it was more likely than not that the fair value of the Company is greater than its carrying amount.   The Company conducted a step one assessment of the carrying value of its goodwill as of October 31, 2012 and determined that goodwill was impaired. Other than goodwill, intangible assets consist primarily of customer lists and covenants not to compete, with estimated lives ranging from 3 to 10 years.

Impairment for Long-Lived and Intangible Assets – The Company reviews long-lived assets and certain identifiable intangible assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.  Recoverability is assessed based on estimated undiscounted future cash flows.  As of October 31, 2013 and 2012, the Company believes that there has been no impairment of its long-lived and intangible assets.

Stock-Based Compensation – The Company has two stock-based compensation plans under which incentive and non-qualified stock options and restricted shares may be granted. During 2013, options to purchase 51,250 shares of the Company’s stock were issued under one of these plans. Prior to 2013, there had been no grants under these plans since 2005. The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost is recognized over the period during which an employee is required to provide services in exchange for the award, the requisite service period (usually the vesting period). The Company provides an estimate of forfeitures at initial grant date. This policy did not have a material impact on the Company’s results of operations as a result of the relatively small number of options issued, and not vested, in 2013 and no options being issued or vested in 2012.

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

Shipping and Handling Costs – The Company distributes its home and office products directly to its customers on its own trucks.  The delivery costs related to the Company’s route system, which are reported under selling, general, and administrative expenses, were approximately $14,141,000 and $13,193,000 for fiscal years 2013 and 2012, respectively.

Reclassification

Certain amounts in the 2012 financial statements have been reclassified to conform with the 2013 presentation.

3.	MERGERS AND ACQUISITIONS

In fiscal year 2013, the Company purchased assets of Ralan, a company based in Connecticut; Health Waters based in New Jersey; and Universal Business Equipment Corp. based in Connecticut. The Company purchased assets of Valley Vending Service, Inc., New York; Girard Spring Water Co., Inc., Rhode Island; and Frontenac Crystal Springs Water, Inc., New York in fiscal year 2012. The purchase price paid for the acquisitions for the respective years is as follows:

Fiscal Year 2013	Ralan	Health Waters	Universal	Total
Month Acquired	May	June	October
Cash	$60,000	$25,929	$812,722	$898,651
Working Capital	-	-	1,441,879	1,441,879
Debt	18,750	-	-	18,750
Purchase Price	$78,750	$25,929	$2,254,601	$2,359,280

Fiscal Year 2012	Valley Vending	Girard	Frontenac	Total
Month Acquired	November	August	September
Cash	$5,760	$148,500	$350,000	$504,260
Assumption of Liability	1,240	1,500	-	2,740
Issuance of debt	-	-	101,103	101,103
Purchase Price	$7,000	$150,000	$451,103	$608,103

Acquisition-related costs (included in selling, general and administrative expenses in the consolidated statements of operations) were $22,313 in fiscal year 2013 and $17,160 in fiscal year 2012.

The allocation of purchase price to the corresponding line item on the financial statements related to these acquisitions for the respective years is as follows:

	2013	2012
Property and Equipment, net	$128,460	$55,650
Other Intangible Assets, net	2,230,820	552,453
Purchase Price	$2,359,280	$608,103

The following table summarizes the pro forma consolidated condensed results of operations (unaudited) of the Company for the fiscal years ended October 31, 2013 and 2012 as though all the acquisitions had been consummated at the beginning of fiscal year 2012.

	2013	2012
Net Sales	$81,749,679	$83,722,611
Net Income (Loss)	$612,425	$(18,292,396)
Net Income (Loss) Per Share-Diluted	$.03	$(.86)
Weighted Average Common Shares Outstanding-Diluted	21,372,111	21,384,406

The operating results of the acquired entities have been included in the accompanying statements of operations since their respective dates of acquisition.

4.	ACCOUNTS RECEIVABLE

The activity in the allowance for doubtful accounts for the years ended October 31, 2013 and 2012 is as follows:

	2013	2012
Balance, beginning of year	$447,302	$543,528
Provision	247,688	163,007
Write-offs	(334,256)	(259,233)
Balance, end of year	$360,734	$447,302

5.	INVENTORIES

Inventories at October 31 consisted of:
	2013	2012
Finished Goods	$2,365,586	$2,447,605
Raw Materials	185,007	182,060
Total Inventories	$2,550,593	$2,629,665

Finished goods inventory consists of products that the Company sells such as, but not limited to, coffee, cups, soft drinks, snack foods, and office products.  Raw material inventory consists primarily of bottle caps.  The amount of raw and bottled water on hand does not represent a material amount of inventory.  The Company estimates that value as of October 31, 2013 and 2012 to be $50,000 and $31,000, respectively.  This value includes the cost of allocated overhead.  Bottles are accounted for as fixed assets.

6.	OTHER CURRENT ASSETS

At October 31, the balance of other current assets is itemized as follows:

	2013	2012
Notes Receivable - Current	$8,367	$12,700
Prepaid Insurance	283,155	273,705
Prepaid Software	107,416	39,884
Prepaid Property Taxes	187,629	168,975
Prepaid Fees	46,100	46,100
Prepaid Income Taxes	61,153	674,093
Security Deposits	78,068	66,374
Miscellaneous	97,983	105,457
Total Other Current Assets	$869,871	$1,387,288

7.	PROPERTY AND EQUIPMENT, NET

Property and equipment at October 31 consisted of:

	Useful Life	2013	2012

Leasehold improvements	Shorter of useful life of asset or lease term	$1,984,723	$1,826,022

Machinery and equipment	3 - 10 yrs.	21,925,151	21,769,004
Bottles, racks and vehicles	3 - 7 yrs.	4,620,965	4,441,132
Furniture, fixtures and office equipment	3 - 7 yrs.	2,952,416	2,854,729
Construction in progress		112,747	39,497
Property and equipment before accumulated depreciation		31,596,002	30,930,384
Less accumulated depreciation		24,151,132	22,802,802
Property and equipment, net of accumulated depreciation		$7,444,869	$8,127,582

Depreciation expense for the fiscal years ended October 31, 2013 and 2012 was $3,024,328 and $3,364,037, respectively.

8.	EQUIPMENT RENTAL

The carrying cost of the equipment rented to customers under contract, which is included in property and equipment in the consolidated balance sheets, is calculated as follows:

	2013	2012
Original Cost	$2,938,195	$3,346,912
Accumulated Depreciation	2,316,613	2,569,990
Carrying Cost	$621,582	$776,922

We expect to have revenue of $579,000 from the rental of equipment under contract at the end of the year over the next twelve months. After twelve months customer contracts convert to a month-to month basis.

9.	GOODWILL AND OTHER INTANGIBLE ASSETS

Components of other intangible assets at October 31 consisted of:

	2013			2012

	Gross Carrying Amount	Accumulated Amortization	Wgt. Avg. Amort. Years	Gross Carrying Amount	Accumulated Amortization	Wgt. Avg. Amort. Years
Amortized Intangible Assets:
Covenants Not to Compete	$2,501,488	$2,149,155	3.15	$2,386,488	$1,986,405	3.04
Customer Lists	9,937,006	7,163,740	4.19	7,821,186	6,339,881	2.41
Other Identifiable Intangibles	548,311	238,201	25.85	656,913	225,868	26.9
Total	$12,986,805	$9,551,096		$10,864,587	$8,552,154

Amortization expense for amortizable intangible assets for fiscal years 2013 and 2012, was $998,942 and $980,427, respectively.

Estimated amortization expense for the next five years is as follows:

Fiscal Year Ending October 31,
2014	$946,000
2015	639,000
2016	518,000
2017	487,000
2018	396,000

An assessment of the carrying value of goodwill was conducted as of October 31, 2013 and 2012.  In 2013, it was determined that goodwill was not impaired.  In 2012, based on the analysis, it was determined that the carrying amount of goodwill exceeded the implied fair value of goodwill by $19,966,504 on the assessment date, resulting in a non-cash impairment loss of that amount for the year.

In 2013, the Company elected to perform a qualitative (Step 0) assessment of goodwill.  Qualitative factors that we considered in the Step 0 assessment included, but were not limited to, macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other relevant entity-specific events and sustained declines in our share price.  At the conclusion of the Step 0 assessment, the Company determined that is not more likely than not that the fair value of our reporting unit was less than the carrying value.

In 2012, the assessment of the carrying value of goodwill was a two step process. In step one, the fair value of the Company is determined, using a weighted average of three different approaches – quoted stock price (a market approach), value comparisons to publicly traded companies believed to have comparable reporting units (a market approach), and discounted net cash flow (an income approach).  This approach provided a reasonable estimation of the value of the Company and took into consideration the Company’s thinly traded stock and concentrated holdings, market comparable valuations, and expected results of operations. The Company compared the resulting estimated fair value to its carrying amount as of October 31, 2012 and determined that the carrying amount exceeded the fair value. Therefore, the Company proceeded to step two of the impairment testing process.    In step two, the Company allocated the estimated fair value to all of its assets and liabilities (including unrecognized intangible assets) as if the Company had been acquired in a business combination and the estimated fair value was the price paid. It then recognized an impairment loss in the amount by which the carrying value of goodwill exceeded the implied value of goodwill as determined in this allocation.  The Company is a single reporting unit as it does not have separate management of product lines and shares sales, purchasing and distribution resources among the lines.   Other than the impairment charge, there were no other changes in goodwill in fiscal 2012 and there were no changes in goodwill in fiscal 2013.

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

Impairment, in 2012, was primarily the result of a decline in estimated fair value resulting from the income approach which relies on a discounted cash flow analysis of the Company’s projected cash flows as well as an analysis of comparable “guideline” companies. These valuations are reflective of the competitive business environment that the Company operates in. In addition, the Company has undertaken operating initiatives to increase its competitive advantage over the long term. These initiatives have increased operating expenses prior to generating anticipated sales which negatively impacted cash flow in the early years of the analysis. There was no event or other change in circumstance that would more likely than not reduce the fair value of the Company’s underlying net assets below their carrying amount prior to the annual impairment test.

10.	OTHER ASSETS

At October 31, 2013 and 2012 the entire balance of other assets was related to equity in ownership interests.

11.	ACCRUED EXPENSES

Accrued expenses as of October 31 are as follows:

	2013	2012
Payroll and Vacation	$1,387,664	$1,107,180
Interest	315,154	427,621
Health Insurance	259,612	205,294
Accounting and Legal	133,487	162,000
Miscellaneous	282,047	352,899
Total	$2,377,964	$2,254,994

12.	DEBT

Senior Debt
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

There was no balance on the line of credit but it collateralized a letter of credit of $1,466,000 as of October 31, 2013.  Consequently, as of that date, there was $3,534,000 available to borrow from the revolving line of credit. There was $10,083,000 outstanding on the term note as of October 31, 2013.

Under the Agreement, interest is paid at a rate of one-month LIBOR plus a margin based on the achievement of a specified leverage ratio.  As of October 31, 2013, the margin was 2.50% for the term note and 2.25% for the revolving line of credit.  The Company fixed the interest rate on 75% of its term debt by purchasing an interest rate swap as of the date of the Agreement. As of October 31, 2013, the Company had $2,521,000 of the term debt subject to variable interest rates.  The one-month LIBOR was .18% on the last business day of October 2013 resulting in total variable interest rates of 2.68% and 2.43%, for the term note and the revolving line of credit, respectively, as of October 31, 2013.

The Agreement requires the Company to be in compliance with certain financial covenants at the end of each fiscal quarter.  The covenants include senior debt service coverage as defined of greater than 1.25 to 1, total debt service coverage as defined of greater than 1 to 1, and senior debt to EBITDA of less than 2.50 to 1.  As of October 31, 2013, the Company was in compliance with these covenants and terms of the Agreement.

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

On December 21, 2012, with a portion of the proceeds from the senior debt re-financing above, the Company made a discretionary payment of $1,500,000 to the subordinated debt holders leaving an aggregate remaining principal outstanding of $10,000,000 due by the amended maturity date of October 5, 2018. The interest rate on each of these notes is 12% per annum.

The notes are secured by all of the assets of the Company but specifically subordinated, with a separate agreement between the debt holders, to the senior credit facility described above.

Notes Payable

A note for $19,000 issued in conjunction with an acquisition in 2012 was paid in full in August 2013.

Also in 2012, the Company made an acquisition that resulted in the issuance of a note for $101,000 to the seller.  The note was due on March 20, 2013 but was not paid because certain contingencies in the acquisition agreement that were required to be met for payment were not met subsequent to the transaction. The resolution of the note payable was recognized as an offset to Selling, General, and Administrative expenses in fiscal year 2013.

Annual Maturities
Annual maturities of debt as of October 31, 2013 are summarized as follows:

	Term	Subordinated	Total
Fiscal year ending October 31,
2014	$1,571,000	$-	$1,571,000
2015	1,571,000	-	1,571,000
2016	1,571,000	-	1,571,000
2017	1,571,000	-	1,571,000
2018	3,799,000	10,000,000	13,799,000
Total Debt	$10,083,000	$10,000,000	$20,083,000

13.	ON-BALANCE SHEET DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

In March 2013, the Company terminated the old and offsetting swaps and settled the remaining liability of $27,670 associated with them. The settlement was expensed during fiscal year 2013. In addition, the Company entered into a new interest rate swap agreement (latest swap) for the purpose of fixing at least 75% of the term loan under the Agreement with Bank of America. The latest swap fixes the rate on at least 75% of the outstanding balance of the term note at 3.18% (.68% plus the applicable margin under the Agreement, 2.50%) until March 2016.

As of October 31, 2013, the total notional amount of the latest swap agreement was $7,562,000.  On that date, the variable rate on the remaining portion of the term note was 2.68%.

At October 31, 2013, the net unrealized loss or gain relating to interest rate swaps was recorded in current and long term liabilities.  The current portion is the valuation of the hedged instrument over the next twelve months while the balance of the unrealized loss makes up the long term portion.  For the effective portion of the hedges, which is the new swap at October 31, 2012 and the latest swap at October 31, 2013, changes in the fair value of interest rate swaps designated as hedging instruments to mitigate the variability of cash flows associated with long-term debt are reported in other comprehensive income or loss net of tax effects. The amounts relating to the old swap previously reflected in accumulated other comprehensive income were amortized to earnings over the remaining term of the undesignated cash flow hedge.  Payments on the old swap, and receipt of income on the offsetting swap, are reported as gain or loss on derivatives and an adjustment to other comprehensive income or loss net of tax effects.

The table below details the adjustments to other comprehensive income (loss), on a before-tax and net-of tax basis, for the fiscal years ended October 31, 2013 and 2012.
	Before-Tax	Tax Benefit	Net-of-Tax
Year Ended October 31, 2012
Loss on interest rate swap	$(150,695)	$58,282	$(92,413)
Amortization of loss on derivative undesignated as cash flow hedge	151,542	(60,617)	90,925
Reclassification adjustment for loss in income	285,328	(114,131)	171,197
Net unrealized gain	$286,175	$(116,466)	$169,709
Year Ended October 31, 2013
Loss on interest rate swap	$(49,304)	$19,723	$(29,581)
Amortization of loss on derivative undesignated as cash flow hedge	25,110	(10,044)	15,066
Reclassification adjustment for loss in income	106,719	(42,688)	64,031
Net unrealized gain	$82,525	$(33,009)	$49,516

The reclassification adjustments of $106,719 and $285,328 represent interest the Company paid in excess of the amount that would have been paid without the interest rate swap agreement during the years ended October 31, 2013 and 2012, respectively. These amounts were reclassified from accumulated other comprehensive loss and recorded in consolidated statements of operations as interest expense.  No other material amounts were reclassified during the years ended October 31, 2013 and 2012.

The fair value of the swap entered into during the year ended October 31, 2013 resulted in an unrealized loss on derivative liability at the end of the period of $44,655. Also, as of that date, the estimated net amount of the existing loss that is reported in accumulated other comprehensive loss that is expected to be reclassified into earnings within the next twelve months is $33,539, net of tax.

Derivatives designated as hedging instruments include interest rate swaps classified as liabilities on the Company’s balance sheet with a fair value of $44,655 and $64,603 at October 31, 2013 and 2012, respectively. There were no derivatives other than the interest rate swap designated as a hedging instrument as of October 31, 2013. Derivatives not designated as hedging instruments include interest rate swaps classified as liabilities on the Company’s balance sheet with a fair value of $62,577 at October 31, 2012. During 2013 and 2012, cash flow hedges were deemed 100% effective.  The net gain (loss) on interest rate swaps not designated as cash flow hedges, classified as a loss on derivatives on the Company’s consolidated statements of operations, amounted to $5,578 and $5,151 for the years endings October 31, 2013 and 2012, respectively.

14.	FAIR VALUES OF ASSETS AND LIABILITIES

Fair Value Hierarchy
The Company’s assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
Liabilities:
October 31, 2013
Unrealized loss on derivatives	$-	$44,655	$-

October 31, 2012
Unrealized loss on derivatives	$-	$127,180	$-

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

■	In the “float” model, the rate reflects where the market expects LIBOR to be in for the respective period and is based on the Eurodollar futures market.
■	The discount factor is a function of the volatility of LIBOR.

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
There were no assets or liabilities measured at fair value on a nonrecurring basis in fiscal 2013.

15.	COMMITMENTS AND CONTINGENCIES

Operating Leases
The Company’s operating leases consist of trucks, office equipment and rental property.

Future minimum rental payments, including related party leases described below, over the terms of various lease contracts are approximately as follows:

Fiscal Year Ending October 31,
2014	$3,156,000
2015	2,703,000
2016	2,226,000
2017	1,261,000
2018	600,000
Thereafter	1,001,000
Total	$10,947,000

Rent expense was $4,155,000 and $3,889,000 for the fiscal years ended October 31, 2013 and 2012, respectively.

16.	STOCK BASED COMPENSATION

Stock Option and Incentive Plans
In April 1998, the Company’s shareholders approved the 1998 Incentive and Non Statutory Stock Option Plan (the “1998 Plan”).  In April 2003, the Company’s shareholders approved an increase in the authorized number of shares to be issued under the 1998 Plan from 1,500,000 to 2,000,000.  This plan provides for issuance of options to purchase up to 2,000,000 options to purchase the Company’s common stock under the administration of the compensation committee of the Board of Directors.  The intent of this plan is to issue options to officers, employees, directors, and other individuals providing services to the Company.  Of the total amount of shares authorized under this plan, 85,500 option shares are outstanding.   As of April 10, 2013, no further options may be granted under the 1998 Plan.

In April 2004, the Company’s shareholders approved the 2004 Stock Incentive Plan (the “2004 Plan”).  This plan provides for issuances of awards of up to 250,000 of the Company’s common stock in the form of restricted or unrestricted shares, or incentive or non-statutory stock options for the purchase of the Company’s common stock. Of the total amount of shares authorized under this plan, 177,250 option shares are outstanding, 26,000 restricted shares have been granted, and 46,750 shares are available for grant at October 31, 2013.

All incentive and non-qualified stock option grants had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table summarizes the activity related to stock options and outstanding stock option balances during the last two fiscal years:

	Outstanding Options (Shares)	Weighted Average Exercise Price
Balance at October 31, 2011	284,500	$2.57
Expired	(15,000)	4.09
Balance at October 31, 2012	269,500	2.48
Expired	(58,000)	4.09
Granted	51,250	2.87
Balance at October 31, 2013	262,750	2.09

During 2013, 51,250 options were issued and 23,000 options expired from the 2004 Plan. In 2013, 35,000 options expired that were originally issued from the 1998 Plan.  The total shares available for grant under all plans are 46,750 at October 31, 2013.

The following table summarizes information pertaining to outstanding stock options that are exercisable as of October 31, 2013:

Exercise Price Range	Outstanding Options (Shares)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value
$1.80 - $2.60	201,500	1.24	$2.33	$-
$2.61 - $3.38	10,000	.09	3.28	-
	211,500	1.16	$2.38	$-

Of the outstanding options as of October 31, 2013, 211,500 were vested. All of the outstanding options as of October 31, 2012 were vested.

Outstanding options were granted with lives of 10 years and provide for vesting over a term of 5 years.  As of October 31, 2013 there is $25,424 of unrecognized future compensation expense that will be recognized over the next five years based on the vesting period of the options. Compensation is determined using the Black-Scholes model and the simplified method to derive the expected term of the options and historical volatility over the past five years.

17.	REPURCHASE OF COMMON STOCK

In May 2012, the Company’s Board of Directors approved the purchase of up to $500,000 of the Company’s common stock.  In fiscal year 2013 the Company purchased 16,320 shares for an aggregate purchase price of $16,431. In fiscal year 2012 the Company purchased 7,950 shares for an aggregate purchase price of $8,169. The Company has used internally generated cash to fund these purchases.

18.	INCOME TAXES

The following is the composition of income tax (benefit) expense:

	2013	2012
Current:
Federal	$359,990	$(573,358)
State	32,948	75,280
Total current	392,938	(498,078)

Deferred:
Federal	$(39,713)	130,126
State	(7,536)	24,689
Total deferred	(47,249)	154,815
Total income tax (benefit) expense	$345,689	$(343,263)

Deferred tax assets (liabilities) at October 31, 2013 and 2012, are as follows:

	2013	2012
Deferred tax assets:
Allowance for doubtful accounts	$137,079	$169,975
Accrued compensation	224,598	196,509
Accrued liabilities and reserves	(8,946)	4,323
Charitable Contributions	66,555	-
Interest rate swaps	17,862	50,872
Capital loss carry forward	-	81,959
Subtotal	437,148	503,638
Valuation allowance	-	(81,959)
Total deferred tax assets	437,148	421,679

Deferred tax liabilities:
Depreciation	(2,382,713)	(2,634,394)
Amortization	(2,042,707)	(1,871,754)
Total deferred tax liabilities	(4,425,420)	(4,506,148)

Net deferred tax liability	$(3,988,272)	$(4,084,469)

The Company established a valuation allowance of $81,959 in 2012 related to the capital loss carry forward deferred tax asset.

Income tax expense (benefit) differs from the amount computed by applying the statutory tax rate to net income (loss) before income tax expense as follows:

	2013	2012
Income tax expense computed at the statutory rate	$311,814	$(6,399,064)
State income taxes, net of federal benefit	16,772	65,980
Goodwill Impairment	-	5,973,924
Other differences	17,104	15,897
Income tax (benefit) expense	$345,689	$(343,263)

The Company recognizes interest and penalties related to the unrecognized tax benefits in tax expense.  The Company had approximately $41,000 of interest and penalties accrued at October 31, 2013 and 2012.

Generally, the Company is subject to federal and state tax examinations by tax authorities for years after October 31, 2009.

19.	NET INCOME PER SHARE AND WEIGHTED AVERAGE SHARES

The following calculation provides the reconciliation of the denominators used in the calculation of basic and fully diluted earnings per share:

	2013	2012
Net Income (Loss)	$571,411	$(18,477,514)
Denominator:
Basic Weighted Average Shares Outstanding	21,372,111	21,384,406
Effect of Stock Options	-	_ -
Diluted Weighted Average Shares Outstanding	21,372,111	21,384,406

Basic Net Income (Loss) Per Share	$.03	$(.86)

Diluted Net Income (Loss) Per Share	$.03	$(.86)

As of October 31, 2013 and 2012, there were 262,750 and 269,500, respectively, options outstanding that were not included in the dilution calculation because the options’ exercise price exceeded the market price of the underlying common shares.

20.	RETIREMENT PLAN

The Company has a defined contribution plan which meets the requirements of Section 401(k) of the Internal Revenue Code. All employees of the Company who are at least twenty-one years of age are eligible to participate in the plan. The plan allows employees to defer a portion of their salary on a pre-tax basis and the Company contributes 25% of amounts contributed by employees up to 6% of their salary. Company contributions to the plan amounted to $140,000, and $130,000, for the fiscal years ended October 31, 2013 and 2012, respectively.

21.	RELATED PARTY TRANSACTIONS

Directors and Officers
The Baker family group, consisting of four current directors Henry Baker (Chairman Emeritus), Peter Baker (CEO), John Baker (Executive Vice President) and Ross Rapaport (Chairman), as trustee, together own a majority of our common stock.  In addition, in connection with the acquisition of Crystal Rock Spring Water Company in 2000, we issued members of the Baker family group 12% subordinated promissory notes secured by all of our assets.  The balance on these notes as of October 31, 2013 is $10,000,000.

Henry Baker is employed by the Company as an at-will employee at the discretion of management. Mr. Baker’s sons, John Baker and Peter Baker, have employment contracts with the Company through December 31, 2014.  They are also directors. The two contracts entitle the respective shareholders to annual compensation of $320,000 each and other bonuses and perquisites.

The Company leases a 67,000 square foot facility in Watertown, Connecticut and a 22,000 square foot facility in Stamford, Connecticut from a Baker family trust.  The lease in Watertown expires in October 2016.  On September 30, 2010 the Company finalized an amendment to its existing lease in Stamford which extended that lease to September 2020.

Future minimum rental payments under these leases are as follows:

Fiscal year ending October 31,	Stamford	Watertown	Total
2014	$248,400	$461,295	$709,695
2015	248,400	470,521	718,921
2016	*248,400	470,521	718,921
2017	*248,400	-	248,400
2018	*248,400	-	248,400
2019	*248,400	-	248,400
2020	*227,700	-	227,700
Totals	$1,718,100	$1,402,337	$3,120,437
* Rent negotiable, assumes rate of first five years.

The Company’s Chairman of the Board, Ross S. Rapaport, who also acts as Trustee in various Baker family trusts is employed by McElroy, Deutsch, Mulvaney & Carpenter LLP (formerly Pepe & Hazard, LLP) a business law firm that the Company uses from time to time.  During fiscal 2013 and 2012 the Company paid approximately $97,000 and $25,000, respectively, for services provided by McElroy, Deutsch, Mulvaney & Carpenter LLP.

22.           CONCENTRATION OF CREDIT RISK

The Company maintains its cash accounts at various financial institutions in non-interest bearing accounts.  Effective December 31, 2010 the Dodd-Frank Act fully insured non-interest bearing transaction accounts through January 31, 2013.   Effective after that date accounts are covered to $250,000 by the basic limit on federal deposit insurance.

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

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Comprehensive Income. ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For significant items not reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. The amendments in this ASU are effective for annual reporting periods, and interim periods within those annual reporting periods, beginning after December 15, 2012, which for the Company will be the first quarter of fiscal 2014. The adoption of ASU 2013-02 did not have an impact on the Company’s net income, financial position or cash flows.

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If a company determines that it is more likely than not that the fair value of such an asset exceeds its carrying amount, it would not need to calculate the fair value of the asset in that year. However, if a company concludes otherwise, it must calculate the fair value of the asset, compare that value with its carrying amount and record an impairment charge, if any. The amendments in the ASU were effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012, which is fiscal 2013 for the Company.  The adoption did not have a material impact on its operations or financial statements.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment.  This ASU is intended to reduce the complexity and cost of performing an evaluation of impairment of goodwill.  Under the new guidance,  an entity will have the option of first assessing qualitative factors (events and circumstances) to determine whether it is more likely than not (meaning a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount.  If, after considering all relevant events and circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test will be unnecessary.  The amendment was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, which was fiscal 2013 for the Company.  The adoption did not have a material impact on its operations or financial statements.