Form 10-Q
period 2014-01-31
Crystal Rock Holdings, Inc.
filed 2014-03-17
CIK 1123316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2014
OR
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

Large accelerated filer ____	Accelerated filer ____
Non-accelerated filer ____	Smaller reporting company X
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ____	No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding at
Class	March 4, 2014
Common Stock, $.001 Par Value	21,360,411

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	January 31,	October 31,
	2014	2013
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,695,328	$2,089,787
Accounts receivable, trade - net of reserve of $395,717 and
$360,734 for 2014 and 2013, respectively	8,535,339	9,249,324
Inventories	2,334,420	2,550,593
Current portion of deferred tax asset	370,593	370,593
Other current assets	1,125,441	869,871

TOTAL CURRENT ASSETS	15,061,121	15,130,168

PROPERTY AND EQUIPMENT - net	7,183,029	7,444,869

OTHER ASSETS:
Goodwill	12,156,790	12,156,790
Other intangible assets - net	3,100,093	3,435,709
Deferred tax asset	66,555	66,555
Other assets	39,000	39,000

TOTAL OTHER ASSETS	15,362,438	15,698,054

TOTAL ASSETS	$37,606,588	$38,273,091

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long term debt	$1,571,424	$1,571,424
Accounts payable	4,562,986	3,768,870
Accrued expenses	2,251,017	2,377,964
Current portion of customer deposits	635,357	653,740
Current portion of unrealized loss on derivatives	31,611	33,539

TOTAL CURRENT LIABILITIES	9,052,395	8,405,537

Long term debt, less current portion	8,119,056	8,511,912
Deferred tax liability	4,425,420	4,425,420
Subordinated debt	10,000,000	10,000,000
Customer deposits	2,450,526	2,520,423
Long term portion of unrealized loss on derivatives	8,142	11,116

TOTAL LIABILITIES	34,055,539	33,874,408

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock - $.001 par value, 50,000,000 authorized shares,
21,960,229 issued and 21,360,411 outstanding shares as of
January 31, 2014 and 21,960,229 issued and 21,364,411	21,960	21,960
outstanding as of October 31, 2013
Additional paid in capital	58,462,497	58,462,497
Treasury stock, at cost, 599,818 shares as of January 31, 2014
and 595,818 shares as of October 31, 2013	(898,618)	(894,991)
Accumulated deficit	(54,010,938)	(53,163,990)
Accumulated other comprehensive loss	(23,852)	(26,793)

TOTAL STOCKHOLDERS' EQUITY	3,551,049	4,398,683

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$37,606,588	$38,273,091

See the accompanying notes to the consolidated financial statements

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended January 31,
	2014	2013
	(unaudited)

NET SALES	$18,431,514	$17,042,865

COST OF GOODS SOLD	10,079,099	8,406,722

GROSS PROFIT	8,352,415	8,636,143

OPERATING EXPENSES:
Selling, general and administrative expenses	8,546,847	8,355,674
Advertising expenses	240,787	222,444
Amortization	335,616	245,438
Gain on disposal of property and equipment	(4,750)	(24,208)

TOTAL OPERATING EXPENSES	9,118,500	8,799,348

LOSS FROM OPERATIONS	(766,085)	(163,205)

OTHER EXPENSE (INCOME):
Interest	378,439	511,979
Gain on derivatives	-	(7,107)

TOTAL OTHER EXPENSE, NET	378,439	504,872

LOSS BEFORE INCOME TAXES	(1,144,524)	(668,077)

INCOME TAX BENEFIT	(297,576)	(261,619)

NET LOSS	$(846,948)	$(406,458)

NET LOSS PER SHARE - BASIC	$(0.04)	$(0.02)

NET LOSS PER SHARE - DILUTED	$(0.04)	$(0.02)

WEIGHTED AVERAGE SHARES USED IN COMPUTATION - BASIC	21,360,585	21,380,719
WEIGHTED AVERAGE SHARES USED IN COMPUTATION - DILUTED	21,360,585	21,380,719

See the accompanying notes to the consolidated financial statements

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three months ended January 31,

	2014	2013
	(Unaudited)

NET LOSS	$(846,948)	$(406,458)
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Cash Flow Hedges:
Amortization of loss on derivative undesignated as cash flow hedge	-	10,044
Unrealized gain on derivatives designated as cash flow hedges	2,941	20,441
Other Comprehensive Income, net of tax	2,941	30,485
TOTAL COMPREHENSIVE LOSS	$(844,007)	$(375,973)

See the accompanying notes to the consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended January 31,
	2014	2013
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(846,948)	$(406,458)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	703,151	837,630
Provision for bad debts on accounts receivable	96,631	50,747
Amortization	335,616	245,438
Non cash interest expense	-	12,000
Gain on derivatives	-	(7,107)
Gain on disposal of property and equipment	(4,750)	(24,208)

Changes in operating assets and liabilities:
Accounts receivable	617,354	(84,492)
Inventories	216,173	(57,310)
Other current assets	(257,531)	(404,966)
Accounts payable	794,116	231,081
Accrued expenses	(126,947)	(261,818)
Customer deposits	(88,280)	(71,737)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,438,585	58,800

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(441,311)	(453,304)
Proceeds from sale of property and equipment	4,750	24,208
NET CASH USED IN INVESTING ACTIVITIES	(436,561)	(429,096)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(392,856)	(2,053,500)
Purchase of treasury stock	(3,627)	(135)
NET CASH USED IN FINANCING ACTIVITIES	(396,483)	(2,053,635)

NET INCREASE (DECREASE) IN CASH	605,541	(2,423,931)

CASH AND CASH EQUIVALENTS - beginning of period	2,089,787	3,071,277

CASH AND CASH EQUIVALENTS - end of period	$2,695,328	$647,346

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest	$377,449	$520,031

Cash paid for taxes	$264,513	$5,300

See the accompanying notes to the consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the condensed consolidated financial position, results of operations, and cash flows for the periods presented.  The results have been determined on the basis of generally accepted accounting principles and practices of the United States of America (“GAAP”), applied consistently with the Annual Report on Form 10-K of Crystal Rock Holdings, Inc. (the “Company”) for the year ended October 31, 2013.

Certain information and footnote disclosures normally included in audited consolidated financial statements presented in accordance with GAAP have been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2013.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

The financial statements herewith reflect the consolidated operations and financial condition of Crystal Rock Holdings, Inc. and its wholly owned subsidiary Crystal Rock LLC.

2.             GOODWILL AND OTHER INTANGIBLE ASSETS

Major components of intangible assets consisted of:

	January 31, 2014			October 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Wgt. Avg. Amort. Years	Gross Carrying Amount	Accumulated Amortization	Wgt. Avg. Amort. Years
Amortized Intangible Assets:
Covenants Not to Compete	$2,501,488	$2,193,904	3.10	$2,501,488	$2,149,155	3.15
Customer Lists	9,937,006	7,451,524	4.18	9,937,006	7,163,740	4.19
Other Identifiable Intangibles	548,311	241,284	25.69	548,311	238,201	25.85
Total	$12,986,805	$9,886,712		$12,986,805	$9,551,096

Amortization expense for the three month periods ending January 31, 2014 and 2013 was $335,616 and $245,438, respectively.  There were no changes in the carrying amount of goodwill for the three month periods ending January 31, 2014 and 2013.

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

There was no balance on the line of credit but it collateralized a letter of credit of $1,466,000 as of January 31, 2014.  Consequently, as of that date, there was $3,534,000 available to borrow from the revolving line of credit. There was $9,690,000 outstanding on the term note as of January 31, 2014.

Under the Agreement, interest is paid at a rate of one-month LIBOR plus a margin based on the achievement of a specified leverage ratio.  As of January 31, 2014, the margin was 2.50% for the term note and 2.25% for the revolving line of credit.  The Company fixed the interest rate on 75% of its term debt by purchasing an interest rate swap as of the date of the Agreement. As of January 31, 2014, the Company had $2,422,000 of the term debt subject to variable interest rates.  The one-month LIBOR was .16% on the last business day of January 2014 resulting in total variable interest rates of 2.66% and 2.41%, for the term note and the revolving line of credit, respectively, as of January 31, 2014.

The Agreement requires the Company to be in compliance with certain financial covenants at the end of each fiscal quarter.  The covenants include senior debt service coverage as defined of greater than 1.25 to 1, total debt service coverage as defined of greater than 1 to 1, and senior debt to EBITDA of less than 2.50 to 1.  As of January 31, 2014, the Company was in compliance with these covenants and terms of the Agreement.

Under the Company’s previous agreement with Bank of America (prior to March 13, 2013), the Company was obligated to calculate Consolidated Excess Cash Flow based on its financial results for the fiscal year to determine if additional principal is due on the term note which would have been due in February 2013. Bank of America waived this requirement for the fiscal year ending October 31, 2012 so no payment was due in February 2013.

In addition to the senior debt, as of January 31, 2014, the Company has subordinated debt owed to Henry, Peter and John Baker in the aggregate principal amount of $10,000,000 that is due October 5, 2018.  The interest rate on each of these notes is 12% per annum.  In each of December 2012 and March 2013 the Company made separate discretionary payments of $1,500,000 to the subordinated debt holders.

4.             INVENTORIES

Inventories consisted of the following at:

	January 31,	October 31,
	2014	2013
Finished Goods	$2,183,916	$2,365,586
Raw Materials	150,504	185,007
Total Inventories	$2,334,420	$2,550,593

Finished goods inventory consists of products that the Company sells such as, but not limited to, coffee, cups, soft drinks, and snack foods.  Raw material inventory consists primarily of bottle caps.  The amount of raw and bottled water on hand does not represent a material amount of inventory.  The Company estimates that value as of January 31, 2014 and October 31, 2013 to be $54,000 and $50,000, respectively.  This value includes the cost of allocated overhead.  Bottles are accounted for as fixed assets.

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

As of January 31, 2014, the total notional amount of the latest swap agreement was $7,268,000.  On that date, the variable rate on the remaining portion of the term note was 2.66%.
At January 31, 2014, the net unrealized loss or gain relating to interest rate swap was recorded in current and long term liabilities.  The current portion is the valuation of the hedging instrument over the next twelve months while the balance of the unrealized loss makes up the long term portion.  For the effective portion of the hedge, which is the latest swap at October 31, 2013 and January 31, 2014, changes in the fair value of interest rate swaps designated as hedging instruments to mitigate the variability of cash flows associated with long-term debt are reported in other comprehensive income or loss net of tax effects. The amounts relating to the old swap previously reflected in accumulated other comprehensive income were amortized to earnings over the remaining term of the undesignated cash flow hedge.  Payments on the old swap, and receipt of income on the offsetting swap, are reported as gain or loss on derivatives and an adjustment to other comprehensive income or loss net of tax effects.

The table below details the adjustments to other comprehensive income (loss), on a before tax and net-of tax basis, for the fiscal quarters ended January 31, 2014 and 2013.

	Before-Tax	Tax Benefit	Net-of-Tax
Three Months Ended January 31, 2013
Loss on interest rate swap	$(20,660)	$8,264	$(12,396)
Amortization of loss on derivative undesignated as cash flow hedge	16,740	(6,696)	10,044
Reclassification adjustment for loss in income	54,728	(21,891)	32,837
Net unrealized gain	$50,808	$(20,323)	$30,485
Three Months Ended January 31, 2014
Loss on interest rate swap	$(4,784)	$1,913	$(2,871)
Reclassification adjustment for loss in income	9,686	(3,874)	5,812
Net unrealized gain	$4,902	$(1,961)	$2,941

The reclassification adjustments of $9,686 and $54,728 represent interest the Company paid in excess of the amount that would have been paid without the interest rate swap agreement during the quarters ended January 31, 2014 and 2013, respectively. These amounts were reclassified from accumulated other comprehensive loss and recorded in consolidated statements of operations as interest expense.  No other material amounts were reclassified during the quarters ended January 31, 2014 and 2013.

In the quarter ended January 31, 2014 the fair value of the swap changed from an unrealized loss on derivative liability of $44,655 at the beginning of the period to $39,753 at the end of the period.  Also, as of January 31, 2014, the estimated net amount of the existing loss that is reported in accumulated other comprehensive loss that is expected to be reclassified into earnings within the next twelve months is $18,967, net of tax.

During the first quarters of 2014 and 2013, cash flow hedges were deemed 100% effective.  The net gain on interest rate swaps not designated as cash flow hedges, classified as a gain on derivatives on the Company’s statements of operations, amounted to $7,107 for the quarter ended January 31, 2013.

6.           FAIR VALUES OF ASSETS AND LIABILITIES

  Fair Value Hierarchy

The Company’s assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
Liabilities:
January 31, 2014
Unrealized loss on derivatives	$-	$39,753	$-

October 31, 2013
Unrealized loss on derivatives	$-	$44,655	$-

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

There were no assets or liabilities measured at fair value on a nonrecurring basis.

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

	Three Months Ended January 31,
	2014	2013
Net Loss	$(846,948)	$(406,458)
Denominator:
Basic Weighted Average Shares Outstanding	21,360,585	21,380,719
Dilutive effect of Stock Options	-	-
Diluted Weighted Average Shares Outstanding	21,360,585	21,380,719
Basic Loss Per Share	$(.04)	$(.02)
Diluted Loss Per Share	$(.04)	$(.02)

There were 252,750 and 211,500 options outstanding as of January 31, 2014 and 2013, respectively.  For the three month periods ended January 31, 2014 and 2013 there were no options used to calculate the effect of dilution because the Company had a net loss for both periods.

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

The Company has stock-based compensation plans under which incentive and non-qualified stock options and restricted shares are granted.  In April 1998, the Company’s stockholders approved the 1998 Incentive and Non-Statutory Stock Option Plan which was subsequently amended.  This plan provided for issuances of options to purchase the Company’s common stock under the administration of the compensation committee of the Board of Directors.  The intent of the plan was to reward options to officers, employees, directors, and other individuals providing services to the Company.  As of January 31, 2014, there were 75,500 options outstanding under this plan.  As of April 10, 2013, no further options may be granted under the 1998 Plan.

In April 2004, the Company’s stockholders approved the 2004 Stock Incentive Plan.  The plan provided for issuances of awards of up to 250,000 restricted or unrestricted shares of the Company’s common stock, or incentive or non-statutory stock options to purchase such common stock. Of the total amount of shares authorized under this plan, 177,250 options are outstanding, 26,000 restricted shares have been granted, and 46,750 shares are available for grant at January 31, 2014. As of February 18, 2014, no further options may be granted under the 2004 plan.

The options issued under the plans generally vest in periods up to five years based on the continuous service of the recipient and have 10 year contractual terms.  Share awards generally vest over one year.  Option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the plans).

There were a total of two option grants, for a total of 10,000 shares, that expired in the first three months of 2014 and three option grants, for a total of 58,000 shares that expired in the first three months of 2013.  Other than the expirations, there was no activity related to stock options and outstanding stock option balances or other equity based compensation during the three month periods ended January 31, 2014 and 2013.  The Company did not grant any equity based compensation during the three months ended January 31, 2014 and 2013.

The 201,500 outstanding stock options that were exercisable as of January 31, 2014 ranged in exercise size price from $1.80 to $2.36 per share, had a weighted average contractual life of .97 years, weighted average exercise price of $2.32, and no intrinsic value.  Outstanding options were granted with lives of 10 years and provide for vesting over a term of 0-5 years.  As of January 31, 2014, there were 51,250 unvested options and there is $23,990 of unrecognized future compensation expense that will be recognized over the next five years based on the vesting period of the options. Compensation is determined using the Black-Scholes model and the simplified method to derive the expected term of the options and historical volatility over the past five years.

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

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto as filed in our Annual Report on Form 10-K for the year ended October 31, 2013 as well as the condensed consolidated financial statements and notes contained herein.

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

The following factors could cause actual results to differ materially from statements in MD&A about topic (1):  The volume of and revenues from products that we sell may be greater or less than we anticipate.  If greater, the effect will likely reduce our gross margin percentage overall as a result of lower prices in response to competition; if less, the effect on our gross margin percentage should be less significant, although in that case our results of operations could be adversely affected due to lower revenues.  We also incorporate by reference into this paragraph the full Risk Factor on page 14 of our Annual Report on Form 10-K for the Fiscal Year Ended October 31, 2013 (our 2013 Form 10-K) concerning risks of competition, and the full Risk Factor on page 14 of our 2013 Form 10-K concerning risks in connection with acquisitions.

The following factors could cause actual results to differ materially from statements in MD&A about topic (2):  We incorporate by reference into this paragraph the full Risk Factor on pages 17 of our 2013 Form 10-K concerning risks of fluctuation in the costs of essential raw materials and commodities.

 The following factors could cause actual results to differ materially from statements in MD&A about topic (3):  We incorporate by reference into this paragraph the full Risk Factor on page 13 of our 2013 Form 10-K concerning risks of our expansion strategy.

The following factors could cause actual results to differ materially from statements in MD&A about topic (4):  We incorporate by reference into this paragraph the full Risk Factor on page 17-18 of our 2013 Form 10-K concerning risks of extremes of weather.

Results of Operations

Overview and Trends

Sales in the first quarter of 2014 were 8% higher than for the same period in 2013.  All of the growth was due to increased sales from our office products line, where revenues increased 27% compared to the comparable quarter in 2013, due in large part to the acquisition of an office products company, Universal Business Equipment Corp. (Universal), in October 2013.  Sales decreased in every other product category, from 3% for water to 8% for coffee.  The decrease in these categories was primarily due to sharply increased competition as well as bad winter weather, which shut down distribution several times in January 2014.  Net of the acquisition, our sales revenues declined 5% overall in the quarter, compared to the prior year’s quarter.

Because the office products category has a significantly lower gross profit margin than our traditional products, we were less profitable than in the first quarter a year ago.  In addition, our operating costs were higher in the first quarter of 2014 compared the first quarter of 2013.  As a result, lower sales of our traditional products, combined with lower profitability of office products and higher operating costs, adversely affected our operating results and increased our 2014 first quarter net loss compared to 2013.

We feel we can increase profitability by continuing to grow our revenues, even at a lower overall gross margin percentage, by reducing expenses relative to sales.  As noted in our 2013 Form 10-K, we have decided not to proceed with building an enhanced system for customer relationship management, or CRM, because that system was not fulfilling our expectations, and we are instead pursuing a simpler solution.  Overall, we continue to scale back information technology (IT) development so as to reduce our expenses, and we are working to restructure or eliminate certain of our IT licenses and reduce staffing requirements.  As we decrease our expenses, we will maintain an adequate IT platform designed to enhance our distribution system and internet presence.

The acquisition of Universal has had a significant and positive effect on revenues but has presented some issues in terms of integrating our existing sales and distribution personnel with the former Universal sales personnel, a situation that is frequently encountered in connection with an acquisition.  We anticipate that achieving better integration will increase both office products sales and gross margin percentage, as various inefficiencies are reduced.

We continued to generate adequate working capital from operations to fund capital expenditures and scheduled repayment of senior debt and had cash on hand and excess debt capacity at the end of the quarter.

Results of Operations for the Three Months Ended January 31, 2014 (First Quarter) Compared to the Three Months Ended January 31, 2013

Sales
Sales for the three months ended January 31, 2014 were $18,432,000 compared to $17,043,000 for the corresponding period in 2013, an increase of $1,389,000 or 8%.  The increase was primarily attributable to an increase in sales of office supplies which was a result of business acquired in October 2013.  Net of the Universal acquisition, sales decreased 5% in the first quarter of 2014 compared to the same quarter a year ago.

The comparative breakdown of sales of the product lines for the respective three-month periods ended January 31, 2014 and 2013 is as follows:

Product Line (000’s $)	2014	2013	Difference	% Diff.
Water	$6,441	$6,656	$(215)	(3%)
Coffee	3,884	4,209	(325)	(8%)
Refreshment	2,662	2,784	(122)	(4%)
Equipment Rental Office Products	1,972 2,783	2,075 586	(103 2,197)	(5 27	%) %
Other	690	733	(43)	(6%)
Total	$18,432	$17,043	$1,389	8%

Water – Sales of water decreased compared to the same period in the prior year as a result of a 2% increase in the total bottles sold offset by a 5% decrease in average selling price per bottle. The decrease in average selling price is attributable to competition in the marketplace.

Coffee – The decrease in sales was attributable to a decline in our traditional higher volume lines, bulk and K-cup, while Cool Beans® pods increased 29%.  Bulk products sales continued to be negatively influenced by the single serve lines and K-cup sales declined as a result of ongoing competition. The increase in pod sales is a result of conversion of the other lines as well as new sales but the volume of the product, to date, has not approached that of the others.

Refreshment – Complementary coffee products, single serve drinks, cups, single serve water sales, and vending items all decreased for the quarter compared to the same period a year ago. The decrease was a result of competition and weather.

Equipment Rental – The decrease in sales was a result of a 4% decrease in average rental price as well as a 1% decrease of rental units in the field. The decrease is attributable to increased competition.

Office Products – The increase in sales was a result of the acquisition of an office products business in October 2013 in our southern New England market.

Other – The decrease is attributable to decreases in miscellaneous small sources of operational revenue despite a small increase in the fees that are charged to offset energy costs for delivery and freight, raw materials, and bottling operations.  These charges increased to $566,000 in the first quarter of 2014 from $553,000 in the same period in 2013.

Gross Profit/Cost of Goods Sold – For the three months ended January 31, 2014, gross profit decreased to $8,352,000 from $8,636,000 for the comparable period in 2013.  As a percentage of sales, gross margin decreased to 45% in the first quarter of 2014 from 51% in the first quarter of 2013. The decrease in gross profit of $284,000 and decrease in gross margin was primarily due to lower water, coffee and refreshment sales and equipment rental. The increase in office products sales was not enough to offset the decrease because this category generally has lower gross margins.

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

Operating Expenses and Loss from Operations
Total operating expenses increased to $9,119,000 in the first quarter of 2014 from $8,799,000 in the comparable period in 2013, an increase of $320,000.

Selling, general and administrative (SG&A) expenses of $8,547,000 in the first quarter of 2014 increased $191,000, or 2%, from $8,356,000 in the comparable period in 2013.  Of total SG&A expenses, route distribution costs increased $167,000, or 4%, as a result of higher fuel, vehicle costs, and supply costs; selling costs decreased $8,000 as a result of lower labor costs; and administration costs increased $32,000, or 1%, as a result of higher labor costs that more than offset software maintenance costs.

Advertising expenses were $241,000 in the first quarter of 2014 compared to $222,000 in the first quarter of 2013, an increase of $19,000, or 9%. The increase in advertising costs is primarily related to an increase in printed material.

Amortization increased to $336,000 in the first quarter of 2014 from $245,000 in the comparable quarter in 2013, an increase of $91,000, or 37%.  Amortization is attributable to intangible assets that were acquired as part of acquisitions. The higher amortization in 2014 is attributable to the acquisition of the office supply business in 2013.  In addition, we had a gain of $5,000, from the sale of assets in the first quarter of 2014 which was a decrease from the $24,000 gain from similar sales in the first quarter of 2013. We routinely sell assets used in the normal course of business as they are replaced with newer assets.

The loss from operations for the three months ended January 31, 2014 was $766,000 compared to $163,000 in the comparable period in 2013, an increase of $603,000.  The increase was a result of higher operating expenses and lower gross profit.

Interest, Taxes, and Other Expenses
Interest expense was $378,000 for the three months ended January 31, 2014 compared to $512,000 in the three months ended January 31, 2013, a decrease of $134,000.  The decrease is attributable to lower outstanding senior and subordinated debt during the first quarter of 2014 compared to the first quarter of 2013.

The loss before income taxes was $1,145,000 for the three months ended January 31, 2014 compared to $668,000 in the corresponding period in 2013, an increase of $477,000. The tax benefit, as a result of loss from operations, for the first quarter of fiscal year 2014 was $298,000 compared to $262,000 in the first quarter of fiscal year 2013.  The higher tax benefit was a result of an increased loss from operations partially offset by a lower expected effective tax rate. The lower expected tax rate in 2014 is due to the favorable effect of a book versus tax difference.

Net Loss
The net loss for the three months ended January 31, 2014 was $847,000 compared to $406,000 in the corresponding period in 2013.  The increase is attributable to lower gross profit despite higher sales combined with higher operating expenses in the first quarter of 2014 as compared to the same period in fiscal year 2013.

Liquidity and Capital Resources

As of January 31, 2014, we had working capital of $6,009,000 compared to $6,725,000 as of October 31, 2013, a decrease of $716,000.  Although the net loss increased, significant changes in accounts receivable and payable resulted in a $1,439,000 increase in cash provided from operations in the first quarter of 2014.  Also during the quarter, we used $441,000 for capital expenditures and $393,000 for scheduled repayment of senior debt in the first quarter of 2014. Cash increased $606,000 during the first quarter of 2014.

Our Credit Agreement with Bank of America (“the Bank”) provides a senior financing facility consisting of term debt and a revolving line of credit.  As of January 31, 2014 we had $9,690,000 outstanding on our term loan and an outstanding letter of credit of $1,466,000 on our line of credit resulting in $3,534,000 available to borrow on the line of credit as of that date.

Our credit Agreement amortizes the term debt over a five year period with 59 equal monthly installments of $130,952 and a final payment of $3,273,832 due in March 2018. The line of credit matures in March 2016.  Interest is paid at a rate of one-month LIBOR plus a margin determined by certain leverage ratios specified in the agreement, currently 2.66% for the term note and 2.41% for the line of credit.

Our credit facility requires that we be in compliance with certain financial covenants at the end of each fiscal quarter.  The covenants include senior debt service coverage as defined of greater than 1.25 to 1, total debt service coverage as defined of greater than 1 to 1, and senior debt to EBITDA as defined of no less than 2.50 to 1.  As of January 31, 2014, we were in compliance with all of the financial covenants of our credit facility. The Agreement prohibits us from paying dividends without prior consent of the lender.

As of January 31, 2014, the Company has an interest rate swap agreement in effect for the purpose of fixing at least 75% of the term loan under the Agreement with Bank of America. The swap fixes the rate on at least 75% of the outstanding balance of the term note at 3.18% (.68% plus the applicable margin under the Agreement, 2.50%) until March 2016.

In addition to our senior and subordinated debt commitments, we have significant future cash commitments, primarily in the form of operating leases that are not reported on the consolidated balance sheet. The following table sets forth our contractual commitments in the remainder of the current year and future fiscal years as of January 31, 2014:

	Payment due by Period
Contractual Obligations (2)	Total	Remainder of 2014	2015-2016	2017-2018	After 2018
Debt	$19,690,000	$1,178,000	$3,142,000	$15,370,000	$-
Interest on Debt (1)	6,914,000	1,478,000	2,823,000	2,613,000	-
Operating Leases	11,460,000	2,470,000	5,674,000	2,375,000	941,000
Licensing Fees	535,000	535,000	-	-	-
Total	$38,599,000	$5,661,000	$11,639,000	$20,358,000	$941,000

(1)	Interest based on 75% of outstanding senior debt at the hedged interest rate discussed above, 25% of outstanding senior debt at a variable rate of 2.66%, and subordinated debt at a rate of 12%.

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

Item 3.Quantitative and Qualitative Disclosures about Market Risks.

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

Changes in Internal Control over Financial Reporting.

No change in our internal control over financial reporting occurred during the fiscal quarter ended January 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There was no change in the three months ended January 31, 2014 from the Risk Factors reported in our Annual Report on Form 10-K for the year ended October 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table summarizes the stock repurchases, by month, that were made during the first quarter ended January 31, 2014.

Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares as Part of a Publicly Announced Program (2)	Maximum Expenditure that May Yet be used for Purchases Under the Program (2)
November 1-30	4,000	$.91	4,000	$471,773
December 1-31	-	-	-	471,773
January 1-31	-	-	-	471,773
Total	4,000	$.91	4,000
(1)	Includes transaction costs.
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

101
Interactive Data Files regarding (a) our Condensed Consolidated Balance Sheets as of January 31, 2014 and October 31, 2013, (b) our Condensed Consolidated Statements of Operations for the Three Months Ended January 31, 2014 and 2013, (c) our Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended January 31, 2014 and 2013, (d) our Condensed Consolidated Statements of Cash Flows for the Three Months Ended January 31, 2014 and 2013, and (e) the Notes to such Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 17, 2014

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

101
Interactive Data Files regarding (a) our Condensed Consolidated Balance Sheets as of January 31, 2014 and October 31, 2013, (b) our Condensed Consolidated Statements of Operations for the Three Months Ended January 31, 2014 and 2013, (c) our Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended January 31, 2014 and 2013, (d) our Condensed Consolidated Statements of Cash Flows for the Three Months Ended January 31, 2014 and 2013, and (e) the Notes to such Condensed Consolidated Financial Statements.