Form 10-Q
period 2014-04-30
Crystal Rock Holdings, Inc.
filed 2014-06-16
CIK 1123316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2014
OR
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
Yes ___                                                      No   X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding at
Class	June 4, 2014
Common Stock, $.001 Par Value	21,360,411

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

Table of Contents
		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Consolidated Balance Sheets as of April 30, 2014 and October 31, 2013	3

	Consolidated Statements of Operations for the Three and Six Months Ended April 30, 2014 and 2013	4

	Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended April 30, 2014 and 2013	5

	Consolidated Statements of CashFlows for the Six Months Ended April 30, 2014 and 2013	6

	Notes to Consolidated Financial Statements	7-16

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	17-24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	25

Item 4.	Controls and Procedures.	25

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	26

Item 1A.	Risk Factors.	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	26

Item 3.	Defaults Upon Senior Securities.	26

Item 4.	Mine Safety Disclosures.	26

Item 5.	Other Information.	26

Item 6.	Exhibits.	26-27

SIGNATURE		28

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	April 30,	October 31,
	2014	2013
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$832,176	$2,089,787
Accounts receivable, trade - net of reserve of $356,730 and $360,734 for 2014 and 2013, respectively	8,925,891	9,249,324
Inventories - net	2,435,723	2,550,593
Current portion of deferred tax asset	370,593	370,593
Other current assets	1,278,089	869,871

TOTAL CURRENT ASSETS	13,842,472	15,130,168

PROPERTY AND EQUIPMENT - net	6,890,256	7,444,869

OTHER ASSETS:
Goodwill	12,156,790	12,156,790
Other intangible assets - net	2,886,743	3,435,709
Deferred tax asset	66,555	66,555
Other assets	39,000	39,000

TOTAL OTHER ASSETS	15,149,088	15,698,054

TOTAL ASSETS	$35,881,816	$38,273,091

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Line of credit	$125,000	$-
Current portion of long term debt	1,631,424	1,571,424
Accounts payable	3,065,819	3,768,870
Accrued expenses	2,114,152	2,377,964
Current portion of customer deposits	633,006	653,740
Current portion of unrealized loss on derivatives	32,604	33,539
TOTAL CURRENT LIABILITIES	7,602,005	8,405,537

Long term debt, less current portion	7,726,200	8,511,912
Deferred tax liability	4,425,420	4,425,420
Subordinated debt	10,000,000	10,000,000
Customer deposits	2,444,560	2,520,423
Long term portion of unrealized loss on derivatives	3,519	11,116

TOTAL LIABILITIES	32,201,704	33,874,408

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock - $.001 par value, 50,000,000 authorized shares, 21,960,229 issued and 21,360,411 outstanding shares as of
April 30, 2014 and 21,960,229 issued and 21,364,411	21,960	21,960
outstanding as of October 31, 2013
Additional paid in capital	58,462,497	58,462,497
Treasury stock, at cost, 599,818 shares as of April 30, 2014
and 595,818 shares as of October 31, 2013	(898,618)	(894,991)
Accumulated deficit	(53,884,053)	(53,163,990)
Accumulated other comprehensive loss	(21,674)	(26,793)
TOTAL STOCKHOLDERS' EQUITY	3,680,112	4,398,683

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$35,881,816	$38,273,091

See the notes to the consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended April 30,		Six months ended April 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)

NET SALES	$18,575,969	$17,347,483	$37,007,483	$34,390,348

COST OF GOODS SOLD	9,849,875	8,513,565	19,928,974	16,920,287

GROSS PROFIT	8,726,094	8,833,918	17,078,509	17,470,061

OPERATING EXPENSES:
Selling, general and administrative expenses	7,980,177	8,070,903	16,527,024	16,426,577
Advertising expenses	110,117	175,037	350,904	397,481
Amortization	281,100	240,343	616,716	485,781
(Gain) loss on disposal of property and equipment	(183)	13,132	(4,933)	(11,076)

TOTAL OPERATING EXPENSES	8,371,211	8,499,415	17,489,711	17,298,763

INCOME (LOSS) FROM OPERATIONS	354,883	334,503	(411,202)	171,298

OTHER EXPENSE (INCOME):
Interest expense	371,751	591,174	750,190	1,103,153
Gain on derivatives	-	(9,398)	-	(16,505)
TOTAL OTHER EXPENSE, NET	371,751	581,776	750,190	1,086,648

LOSS BEFORE INCOME TAX EXPENSE	(16,868)	(247,273)	(1,161,392)	(915,350)

INCOME TAX BENEFIT	(143,753)	(96,832)	(441,329)	(358,451)

NET INCOME (LOSS)	$126,885	$(150,441)	$(720,063)	$(556,899)

NET INCOME (LOSS) PER SHARE - BASIC	$0.01	$(0.01)	$(0.03)	$(0.03)

NET INCOME (LOSS) PER SHARE - DILUTED	$0.01	$(0.01)	$(0.03)	$(0.03)

WEIGHTED AVERAGE SHARES USED IN COMPUTATION - BASIC	21,360,411	21,372,865	21,360,499	21,376,857
WEIGHTED AVERAGE SHARES USED IN COMPUTATION - DILUTED	21,365,174	21,372,865	21,360,499	21,376,857

See the notes to the consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three months ended April 30,		Six months ended April 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)

NET INCOME (LOSS)	$126,885	$(150,441)	$(720,063)	$(556,899)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Cash Flow Hedges:
Amortization of loss on derivative undesignated as cash flow hedge	-	5,022	-	15,066
Unrealized gain on derivatives designated as cash flow hedges	2,178	265	5,119	20,706
Other Comprehensive Income, net of tax	2,178	5,287	5,119	35,772
TOTAL COMPREHENSIVE INCOME (LOSS)	$129,063	$(145,154)	$(714,944)	$(521,127)

See the notes to the consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended April 30,
	2014	2013
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(720,063)	$(556,899)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,426,252	1,688,720
Provision for bad debts on accounts receivable	176,436	102,735
Amortization	616,716	485,781
Non cash interest expense	-	108,602
Gain on derivatives	-	(16,505)
Gain on disposal of property and equipment	(4,933)	(11,076)
Changes in assets and liabilities:
Accounts receivable	146,997	(232,907)
Inventories	114,870	(100,660)
Other current assets	(411,631)	(484,270)
Accounts payable	(703,051)	(94,850)
Accrued expenses	(263,812)	86,601
Customer deposits	(96,597)	(47,768)
NET CASH PROVIDED BY OPERATING ACTIVITIES	281,184	927,504

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(849,602)	(908,931)
Proceeds from sale of property and equipment	5,146	10,972
Cash used for acquisitions	(30,000)	-
NET CASH USED IN INVESTING ACTIVITIES	(874,456)	(897,959)

CASH FLOWS FROM FINANCING ACTIVITIES:
Line of credit borrowings	125,000	-
Proceeds from long term debt	-	2,273,000
Principal payments on long term debt	(785,712)	(3,868,952)
Purchase of treasury stock	(3,627)	(11,310)
NET CASH USED IN FINANCING ACTIVITIES	(664,339)	(1,607,262)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,257,611)	(1,577,717)

CASH AND CASH EQUIVALENTS - beginning of period	2,089,787	3,071,277

CASH AND CASH EQUIVALENTS - end of period	$832,176	$1,493,560

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest	$750,550	$1,081,294

Cash paid (received) for income taxes	$111,297	$26,350

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Notes payable issued in acquisitions	$60,000	$-

See the notes to the consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited  consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the  consolidated financial position, results of operations, and cash flows for the periods presented.  The results have been determined on the basis of generally accepted accounting principles and practices of the United States of America (“GAAP”), applied consistently with the Annual Report on Form 10-K of Crystal Rock Holdings, Inc. (the “Company”) for the year ended October 31, 2013.

Certain information and footnote disclosures normally included in audited consolidated financial statements presented in accordance with GAAP have been condensed or omitted.
The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2013.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

The financial statements herewith reflect the consolidated operations and financial condition of Crystal Rock Holdings, Inc. and its wholly owned subsidiary Crystal Rock LLC.

2.             GOODWILL AND OTHER INTANGIBLE ASSETS

Major components of intangible assets consisted of:
	April 30, 2014			October 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Wgt. Avg. Amort. Years	Gross Carrying Amount	Accumulated Amortization	Wgt. Avg. Amort. Years
Amortized Intangible Assets:
Covenants Not to Compete	$2,506,488	$2,232,393	3.05	$2,501,488	$2,149,155	3.15
Customer Lists	9,999,756	7,691,052	4.13	9,937,006	7,163,740	4.19
Other Identifiable Intangibles	548,311	244,367	25.45	548,311	238,201	25.85
Total	$13,054,555	$10,167,812		$12,986,805	$9,551,096

Amortization expense for the three month periods ending April 30, 2014 and 2013 was $281,100 and $240,343, respectively.  Amortization expense for the six month periods ending April 30, 2014 and 2013 was $616,716 and $485,781, respectively.  There were no changes in the carrying amount of goodwill for the three and six month periods ending April 30, 2014 and 2013.

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

There was $125,000 outstanding on the line of credit and it collateralized a letter of credit of $1,400,000 as of April 30, 2014.  Consequently, as of that date, there was $3,475,000 available to borrow from the revolving line of credit. There was $9,298,000 outstanding on the term note as of April 30, 2014.

Under the Agreement, interest is paid at a rate of one-month LIBOR plus a margin based on the achievement of a specified leverage ratio.  As of April 30, 2014, the margin was 2.50% for the term note and 2.25% for the revolving line of credit.  The Company fixed the interest rate on 75% of its term debt by purchasing an interest rate swap as of the date of the Agreement. As of April 30, 2014, the Company had $2,325,000 of the term debt subject to variable interest rates.  The one-month LIBOR was .15% on the last business day of April 2014 resulting in total variable interest rates of 2.65% and 2.40%, for the term note and the revolving line of credit, respectively, as of April 30, 2014.

The Agreement requires the Company to be in compliance with certain financial covenants at the end of each fiscal quarter.  The covenants include senior debt service coverage as defined of greater than 1.25 to 1, total debt service coverage as defined of greater than 1 to 1, and senior debt to EBITDA of less than 2.50 to 1.  As of April 30, 2014, the Company was in compliance with these covenants and terms of the Agreement.

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

In addition to the senior debt, as of April 30, 2014, the Company has subordinated debt owed to Henry, Peter and John Baker in the aggregate principal amount of $10,000,000 that is due October 5, 2018.  The interest rate on each of these notes is 12% per annum.  In each of December 2012 and March 2013 the Company made separate discretionary payments of $1,500,000 to the subordinated debt holders.

During the quarter ended April 30, 2014 the Company completed a small acquisition that resulted in the Company issuing a promissory note to the seller in the principal amount of $60,000. Payment is contingent on performance related items and due in full by November 20, 2014.

4.             INVENTORIES

Inventories consisted of the following at:

	April 30,	October 31,
	2014	2013
Finished Goods	$2,264,716	$2,365,586
Raw Materials	171,007	185,007
Total Inventories	$2,435,723	$2,550,593

Finished goods inventory consists of products that the Company sells such as, but not limited to, coffee, cups, soft drinks, and snack foods.  Raw material inventory consists primarily of bottle caps.  The amount of raw and bottled water on hand does not represent a material amount of inventory.  The Company estimates that value as of April 30, 2014 and October 31, 2013 to be $59,000 and $50,000, respectively.  This value includes the cost of allocated overhead.  Bottles are accounted for as fixed assets.

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

As of April 30, 2014, the total notional amount of the latest swap agreement was $6,973,000.  On that date, the variable rate on the remaining portion of the term note was 2.65%.

At April 30, 2014, the net unrealized loss or gain relating to interest rate swap was recorded in current and long term liabilities.  The current portion is the valuation of the hedging instrument over the next twelve months while the balance of the unrealized loss makes up the long term portion.  For the effective portion of the hedge, which is the latest swap at October 31, 2013 and April 30, 2014, changes in the fair value of interest rate swaps designated as hedging instruments to mitigate the variability of cash flows associated with long-term debt are reported in other comprehensive income or loss net of tax effects. The amounts relating to the old swap previously reflected in accumulated other comprehensive income were amortized to earnings over the remaining term of the undesignated cash flow hedge.  Payments on the old swap, and receipt of income on the offsetting swap, are reported as gain or loss on derivatives and an adjustment to other comprehensive income or loss net of tax effects.

The table below details the adjustments to other comprehensive income (loss), on a before-tax and net-of tax basis, for the fiscal quarters ended April 30, 2014 and 2013.

	Before-Tax	Tax Benefit	Net-of-Tax
Three Months Ended April 30, 2013
Loss on interest rate swap	$(31,891)	$12,756	$(19,135)
Amortization of loss on derivative undesignated as cash flow hedge	8,370	(3,348)	5,022
Reclassification adjustment for loss in income	32,333	(12,933)	19,400
Net unrealized gain	$ 8,812	$(3,525)	$ 5,287
Three Months Ended April 30, 2014
Loss on interest rate swap	$(5,560)	$2,224	$(3,336)
Reclassification adjustment for loss in income	9,190	(3,676)	5,514
Net unrealized gain	$ 3,630	$(1,452)	$ 2,178

The reclassification adjustments of $9,190 and $32,333 represent interest the Company paid in excess of the amount that would have been paid without the interest rate swap agreement during the quarters ended April 30, 2014 and 2013, respectively. These amounts were reclassified from accumulated other comprehensive loss and recorded in consolidated statements of operations as interest expense.  No other material amounts were reclassified during the quarters ended April 30, 2014 and 2013.

The table below details the adjustments to other comprehensive income (loss), on a before-tax and net-of tax basis, for the six months ended April 30, 2014 and 2013.
	Before-Tax	Tax Benefit (Expense)	Net-of-Tax
Six Months Ended April 30, 2013
Loss on interest rate swap	$(52,551)	$21,020	$(31,531)
Amortization of loss on derivative undesignated as cash flow hedge	25,110	(10,044)	15,066
Reclassification adjustment for loss in income	87,061	(34,824)	52,237
Net unrealized gain	$59,620	$(23,848)	$35,772
Six Months Ended April 30, 2014
Loss on interest rate swap	$(10,344)	$4,137	$(6,207)
Reclassification adjustment for loss in income	18,876	(7,550)	11,326
Net unrealized gain	$ 8,532	$(3,413)	$ 5,119

The reclassification adjustments of $18,876 and $87,061 represent interest the Company paid in excess of the amount that would have been paid without the interest rate swap agreements during the six months ended April 30, 2014 and 2013, respectively. These amounts were reclassified from accumulated other comprehensive loss and recorded in the consolidated statements of operations as interest expense.  No other material amounts were reclassified during the six months ended April 30, 2014 and 2013.

In the six months ended April 30, 2014 the fair value of the swap changed from an unrealized loss on derivative liability of $44,655 at the beginning of the period to $36,123 at the end of the period.  As of April 30, 2014, the estimated net amount of the existing loss that is reported in accumulated other comprehensive loss that is expected to be reclassified into earnings within the next twelve months is $19,562, net of tax.

During the first six months of fiscal 2014 and 2013, cash flow hedges were deemed 100% effective.  The only interest rate swap in effect was designated as a cash flow hedge for the three and six month periods ended April 30 2014 and, therefore, no resulting gain or loss for those respective periods for instruments not designated as cash flow hedges. The net gain on interest rate swaps not designated as cash flow hedges, classified as a gain on derivatives on the Company’s statements of operations, amounted to $9,398 and $16,505 for the three and six month periods ended April 30, 2013, respectively.

6.             FAIR VALUES OF ASSETS AND LIABILITIES

Fair Value Hierarchy
The Company had no assets measured at fair value on a recurring basis as of April 30, 2014 or October 31, 2013. The Company’s liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
Liabilities:
April 30, 2014
Unrealized loss on derivatives	$-	$36,123	$-

October 31, 2013
Unrealized loss on derivatives	$-	$44,655	$-

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

There were no assets or liabilities measured at fair value on a nonrecurring basis as of April 30, 2014 or October 31, 2013.

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

	Three Months Ended April 30,		Six Months Ended April 30,
	2014	2013	2014	2013
Net Income (Loss)	$126,885	$(150,441)	$(720,063)	$(556,899)
Denominator:
Basic Weighted Average Shares Outstanding	21,360,411	21,372,865	21,360,499	21,376,857
Dilutive effect of Stock Options	-	-	-	-
Diluted Weighted Average Shares Outstanding	21,365,174	21,372,865	21,360,499	21,376,857
Basic Income (Loss) Per Share	$.01	$(.01)	$(.03)	$(.03)
Diluted Income Per (Loss) Share	$.01	$(.01)	$(.03)	$(.03)

There were 247,750 and 211,500 options outstanding as of April 30, 2014 and 2013, respectively.

For the three month period ending April 30, 2014, there we 46,250 in-the- money options. Based on an average market price of $1.00 per share for the period ending April 30, 2014 there were 4,763 dilutive shares. For the three month period ended April 30, 2013 there were no options used to calculate the effect of dilution because the Company had a net loss for the period.  For the six month periods ended April 30, 2014 and 2013 there were no options used to calculate the effect of dilution because the Company had a net loss for both periods.

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

The Company has stock-based compensation plans under which incentive and non-qualified stock options and restricted shares are granted.  In April 1998, the Company’s stockholders approved the 1998 Incentive and Non-Statutory Stock Option Plan which was subsequently amended.  This plan provided for issuances of options to purchase the Company’s common stock under the administration of the compensation committee of the Board of Directors.  The intent of the plan was to reward options to officers, employees, directors, and other individuals providing services to the Company.  As of April 30, 2014, there were 75,500 options outstanding under this plan.  As of April 10, 2013, no further options may be granted under the 1998 Plan.

In April 2004, the Company’s stockholders approved the 2004 Stock Incentive Plan.  The plan provided for issuances of awards of up to 250,000 restricted or unrestricted shares of the Company’s common stock, or incentive or non-statutory stock options to purchase such common stock. Of the total amount of shares authorized under this plan, 172,250 options are outstanding and 26,000 restricted shares have been granted. As of February 18, 2014, no further options may be granted under the 2004 plan.

In April 2014, the Company’s stockholders approved the 2014 Stock Incentive Plan.  The plan provided for issuances of awards of up to 500,000 restricted or unrestricted shares of the Company’s common stock, or incentive or non-statutory stock options to purchase such common stock. Of the total amount of shares authorized under this plan, no options have been granted and 500,000 shares are available for grant at April 30, 2014.

The options issued under the plans generally vest in periods up to five years based on the continuous service of the recipient and have 10 year contractual terms.  Share awards generally vest over one year.  Option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the plans).

There were a total of three option grants, for a total of 15,000 shares, that expired or were forfeited in the first six months of fiscal 2014 and three option grants, for a total of 58,000 shares that expired in the first six months of fiscal 2013. There were 5.000 option shares forfeited in the second quarter of 2014 and no expirations or forfeitures of option grants in the three month in the second quarter of 2013. Other than the expirations and forfeitures, there was no activity related to stock options and outstanding stock option balances or other equity based compensation during the three and six month periods ended April 30, 2014 and 2013.  The Company did not grant any equity based compensation during the three and six months ended April 30, 2014 and 2013.

The 201,500 outstanding stock options that were exercisable as of April 30, 2014 ranged in exercise size price from $1.80 to $2.36 per share, had a weighted average contractual life of .74 years, weighted average exercise price of $2.33, and no intrinsic value.  Outstanding options were granted with lives of 10 years and provide for vesting over a term of 0-5 years.  As of April 30, 2014, there were 46,250 unvested options and there is $22,726 of unrecognized future compensation expense that will be recognized over the next five years based on the vesting period of the options. Compensation is determined using the Black-Scholes model and the simplified method to derive the expected term of the options and historical volatility over the past five years.

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

In April 2014, the FASB issued an ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which raises the threshold for disposals to qualify as discontinued operations. A discontinued operation is defined as: (1) a component of an entity or group of components that has been disposed of or classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results; or (2) an acquired business that is classified as held for sale on the acquisition date. ASU 2014-08 also requires additional disclosures regarding discontinued operations, as well as material disposals that do not meet the definition of discontinued operations. It is effective for annual periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. The adoption of ASU 2014-08 is not expected to have a material impact on the Company’s net income, financial position or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This update will be effective for the Company retrospectively beginning in the first quarter of fiscal 2017 with early adoption not permitted. The Company is currently assessing the impact of this update on its operations.

10.	SIGNIFICANT ACCOUNTING POLICIES

Uncollectible Trade Accounts Receivable - Individual accounts receivable are written off when deemed uncollectible, with any future recoveries recorded as income when received.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto as filed in our Annual Report on Form 10-K for the year ended October 31, 2013 as well as the  consolidated financial statements and notes contained herein.

Forward-Looking Statements

The “Management’s Discussion and Analysis” (MD&A) portion of this Form 10-Q contains forward-looking statements about these topics:

(1) the lower gross profits of products that we are offering in connection with our brand expansion and response to competition in our marketplace,
(2) the possibility that the costs to upgrade our information technology infrastructure and increase our sales staff may not result in a financial pay back in the future, and
(3) the potential adverse effect of weather on our sales and costs.

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

Results of Operations

Overview and Trends

Sales in the first six months of fiscal 2014 were 8% higher than for the same period in 2013.  All of the growth was due to increased sales from our office products line, where revenues increased more than four times the amount of the comparable quarter in 2013, due in large part to the acquisition of an office products company, Universal Business Equipment Corp. (Universal), in October 2013.  Sales decreased in almost every other product category, from 4% for water to 10% for coffee.  The exception was an increase in fees charged to offset energy costs. The decrease in these categories was primarily due to sharply increased competition as well as bad winter weather, which shut down distribution several times in January through March 2014.  Net of the acquisition, our sales revenues declined 2% in the first six months, compared to the same period in the prior year.

Because the office products category has a significantly lower gross profit margin than our traditional products, we were less profitable than in the first six months a year ago.  In addition, our operating costs were higher in the first six months of fiscal 2014 compared the first six months of fiscal 2013.  As a result, lower sales of our traditional products, combined with lower profitability of office products and higher operating costs, adversely affected our operating results and increased our net loss in the first six months of fiscal 2014 compared to the first six months of fiscal 2013.

We feel we can increase profitability by continuing to grow our revenues, even at a lower overall gross margin percentage, by reducing expenses relative to sales.  We continue to scale back information technology (IT) development so as to reduce our expenses, and have eliminated certain of our IT licenses and are working to further reduce staffing in that area.  As we decrease our expenses, we will maintain an adequate IT platform designed to enhance our distribution system and internet presence.

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

Results of Operations for the Three Months Ended April 30, 2014 (Second Quarter) Compared to the Three Months Ended April 30, 2013

Sales
Sales for the three months ended April 30, 2014 were $18,576,000 compared to $17,348,000 for the corresponding period in 2013, an increase of $1,228,000 or 7%. Net of the effect of acquisitions, sales increased 3% compared the same quarter a year ago.

The comparative breakdown of sales of the product lines for the respective three-month periods ended April 30, 2014 and 2013 is as follows:

Product Line	2014	2013	Difference	% Diff.
(000’s $)
Water	$6,707	$7,118	$(411)	(6%)
Coffee	3,626	4,152	(526)	(13%)
Refreshment	2,677	2,820	(143)	(5%)
Equipment Rental	2,020	2,039	(19)	(1%)
Office Products	2,759	514	2,245	437%
Other	787	705	82	12%
Total	$18,576	$17,348	$1,228	7%

Water – Sales of water decreased compared to the same period in the prior year because of a 6% decrease in the total bottles sold while average selling price per bottle remained substantially unchanged.  The decrease in volume is attributable to adverse weather in the Company’s market area in the first part of the quarter as well as increased competition in most of the Company’s market area.

Coffee – Cool Beans pods brand increased 9% while other brands and sizes decreased 14% in the quarter.  The overall decrease was attributable to lower volume as a result of competition and lower prices dictated by lower commodity costs compared to a year ago. The increase in pod sales is primarily a result of being a lower price, high quality substitute for other single serve coffee products.

Refreshment – The category is comprised of complementary coffee products, single serve water, cups, vending items and other drinks.  Sales decreased between 3-20% in the second quarter of 2014 compared to the same quarter a year ago for all of the items. The decrease is attributable to increased competition and lower sales of water and coffee.

Equipment Rental – The decrease in sales was a result of a 1% decrease in average rental units in the field. The decrease in units is attribute to competition.

Office Products - The increase in sales was a result of the acquisition of an office products business in October 2013 in our southern New England market and resulting increase and re-training of our sales staff.

Other – The increase is primarily attributable to commissions earned on brokered coffee sales despite a small decrease in the fees that are charged to offset energy costs for delivery and freight, raw materials, and bottling operations.  These charges decreased to $589,000 in the second quarter of 2014 from $595,000 in the same period in 2013.

Gross Profit/Cost of Goods Sold – For the three months ended April 30, 2014, gross profit decreased to $8,726,000 from $8,834,000 for the comparable period in 2013.  As a percentage of sales, gross profit decreased to 47% in the second quarter of 2014 from 51% in the second quarter of 2013. The decrease in gross profit of $108,000 was primarily due to lower water, coffee and refreshment sales and equipment rental. The increase in office products sales was not enough to offset the decrease because this category generally has lower gross margins.

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

Operating Expenses and Income from Operations
Total operating expenses decreased to $8,371,000 in the second quarter of 2014 from $8,500,000 in the comparable period in 2013, a decrease of $129,000, or 2%.

Selling, general and administrative (SG&A) expenses of $7,980,000 in the second quarter of 2014 decreased $91,000, or 1%, from $8,071,000 in the comparable period in 2013.  Of total SG&A expenses, route distribution costs decreased $286,000, or 7%, as a result of lower labor and vehicle costs. Lower labor costs were primarily related to lower commission based compensation and decreased vehicle costs were related to leasing and insurance costs for delivery vehicles; selling costs increased $143,000, or 13% primarily because of increased staff and travel costs; and administration costs increased $52,000, or 2%, as a result of higher labor costs for increased administrative staffing despite lower software maintenance costs.

Advertising expenses were $110,000 in the second quarter of 2014 compared to $175,000 in the second quarter of 2013, a decrease of $65,000, or 37%. The decrease in advertising costs is primarily related to a reduction in yellow page advertising.

Amortization increased to $281,000 in the second quarter of 2014 from $240,000 in the comparable quarter in 2013, an increase of $41,000, or 17%.  Amortization is attributable to intangible assets that were acquired as part of acquisitions. The higher amortization in 2014 is attributable to more acquisition activity in recent years.

The income from operations for the three months ended April 30, 2014 was $355,000 compared to income from operations of $334,000 in the comparable period in 2013, an increase of $21,000.  The increase was a result of lower operating costs despite lower gross profit.

Interest, Taxes, and Other Expenses
Interest expense was $372,000 for the three months ended April 30, 2014 compared to $591,000 in the three months ended April 30, 2013, a decrease of $219,000.  The decrease is attributable to less outstanding debt and costs associated with one-time charges associated with the refinancing the Company’s senior debt in the second quarter of 2013.

The loss before income taxes was $17,000 for the three months ended April 30, 2014 compared to $247,000 in the corresponding period in 2013, an improvement of $230,000. The tax benefit for the second quarter of fiscal year 2014 was $144,000 compared to $97,000 in the second quarter of fiscal year 2013.  The higher tax benefit, in spite of the lower pre-tax loss, was a result of a change in expected financial results for the full year during the quarter and the favorable effect of state tax credits which impacted the estimated effective tax rate.

Net Income (Loss)
The net income for the three months ended April 30, 2014 was $127,000 compared to a net loss of $150,000 in the corresponding period in 2013.  The improvement is attributable to lower interest and higher tax benefit for the three months ended April 30, 2014 compared to the same period in fiscal year 2013.

Results of Operations for the Six Months Ended April 30, 2014 (First Half) Compared to the Six Months Ended April 30, 2013

Sales
Sales for the six months ended April 30, 2014 were $37,007,000 compared to $34,390,000 for the corresponding period in 2013, an increase of $2,617,000, or 8%.  The increase was primarily attributable to an increase in sales of office supplies which was a result of business acquired in October 2013.  Net of the Universal acquisition, sales decreased 2% in the first six months of fiscal 2014 compared to the first six months of fiscal 2013.

The comparative breakdown of sales of the product lines for the respective six month periods ended April 30, 2014 and 2013 is as follows:

Product Line	2014	2013	Difference	% Diff.
(000’s $)
Water	$13,147	$13,774	$ (627)	(4%)
Coffee	7,510	8,361	(851)	(10%)
Refreshment	5,339	5,604	(265)	(5%)
Equipment Rental	3,992	4,114	(122)	(3%)
Office Products	5,542	1,100	4,442	404%
Other	1,477	1,438	39	3%
Total	$37,007	$34,391	$2,616	8%

Water – The decrease is a result of a 2% decrease in volume and a 2% decrease in average selling price.   The decrease in volume is attributable to adverse weather in the Company’s market area in the first part of the quarter. Increased competition contributed to the decrease in price and volume.

Coffee – Our Cool Beans brand increased 19% while other brands we sell were 12% less than the first half of 2013. The overall decrease was attributable to lower volume as a result of competition and lower prices dictated by lower commodity costs compared to a year ago. The increase in pod sales is primarily a result of being a lower price, high quality substitute for other single serve coffee products.

Refreshment –
The category is comprised of complementary coffee products, single serve water, cups, vending items and other drinks.  Sales decreased between 3-13% in the first half of 2014 compared to the same quarter a year ago for all of the items. The decrease is attributable to increased competition and lower sales of water and coffee.

Equipment Rental – The decrease is attributable to a 1% decrease in average rental price while average rental units decreased 2%. The decrease in price and number of units in the field are a result of competition.

Office Products - The increase in sales was a result of the acquisition of an office products business in October 2013 in our southern New England market and resulting increase and re-training of our sales staff.

Other – The increase is primarily attributable to commissions earned on brokered coffee sales in addition to a small increase in the fees that are charged to offset energy costs for delivery and freight, raw materials, and bottling operations.  These charges increased to $1,155,000 in the first half of 2014 from $1,148,000 in the same period in 2013.

Gross Profit/Cost of Goods Sold – For the six months ended April 30, 2014, gross profit decreased $391,000, or 2%, to $17,079,000 from $17,470,000 in the same compared to the same period in 2013.  As a percentage of sales, gross profit decreased to 46% in the first half of 2014 from 51% in the first half of 2013. The decrease in gross profit and gross profit as a percentage of sales was primarily due to lower water, coffee and refreshment sales and equipment rental. The increase in office products sales was not enough to offset the decrease because this category generally has lower gross margins.

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

Operating Expenses and Income from Operations
Total operating expenses increased to $17,490,000 in the first half of 2014 from $17,299,000 in the comparable period in 2013, an increase of $191,000, or 1%.

Selling, general and administrative (SG&A) expenses of $16,527,000 in the first half of 2014 increased $100,000, or 1%, from $16,427,000 in the comparable period in 2013.  Of total SG&A expenses, route distribution costs decreased $119,000, or 2%, as a result of lower labor and vehicle costs. Lower labor costs were primarily related to lower commission based compensation and decreased vehicle costs were related to leasing and insurance costs for delivery vehicles; selling costs increased $135,000, or 6%, as a result of increased staff and travel costs; and administration costs increased $84,000, or 1%, as a result of labor costs for increased administrative staffing despite lower software maintenance costs.

Advertising expenses were $351,000 in the first half of 2014 compared to $397,000 in the first half of 2013, a decrease of $46,000, or 12%. The decrease in advertising costs is primarily related to a decrease in Yellow Pages advertising costs.

Amortization was $617,000 in the first half of 2014 compared to $486,000 in the first half of 2014, a difference of $131,000, or 27%.  The higher amortization in 2014 is attributable to more acquisition activity in recent years.  In addition, we had a gain of $5,000, from the sale of assets in the first half of 2014 which was a decrease from the $11,000 gain from similar sales in the first half of 2013. We routinely sell assets used in the normal course of business as they are replaced with newer assets.

The loss from operations for the six months ended April 30, 2014 was $411,000 which was $582,000 less than income from operations of $171,000 in the comparable period in 2013.  The decrease is attributable to lower gross profit despite higher sales and increased operating costs.

Interest, Taxes, and Other Expenses – Income from Continuing Operations
Interest expense was $750,000 for the six months ended April 30, 2014 compared to $1,103,000 in the six months ended April 30, 2013, a decrease of $353,000. The decrease is attributable less outstanding debt in 2014 and costs associated with one-time charges associated with the refinancing the Company’s senior debt in the first half of 2013.

The loss before income taxes was $1,161,000 for the six months ended April 30, 2014 compared to loss before income taxes of $915,000 in the corresponding period in 2013, an increase of $246,000. The tax benefit for the first half of fiscal year 2013 was $441,000 and was based on the expected effective tax rate of 38% compared to $358,000 and an effective tax rate of 39% in 2013.  The lower tax rate in 2014 was because of higher anticipated state tax credits credits than in 2013.

Net Income
The net loss of $720,000 for the six months ended April 30, 2014 compared to $557,000 in the corresponding period in 2013, an increase of $163,000.  The increase in the loss is due to lower gross margin and higher operating expenses despite lower interest expense.

Liquidity and Capital Resources

As of April 30, 2014, we had working capital of $6,240,000 compared to $6,725,000 as of October 31, 2013, a decrease of $485,000.  Compared to the six months a year ago, the increased loss and cash used for reduction of accounts payable and accruals reduced cash generated from operations to $281,000. Also during the period, we used $850,000 for capital expenditures, $125,000 of that amount was borrowed from our line of credit and the balance was funded from cash. Scheduled repayment of senior debt in the first half of 2014 was $786,000. Cash in the first six months of fiscal 2014 decreased $1,258,000.

Our Credit Agreement with Bank of America (“the Bank”) provides a senior financing facility consisting of term debt and a revolving line of credit.  As of April 30, 2014 we had $9,298,000 outstanding on our term loan. Additionally, we had $125,000 outstanding on our line of credit and a letter of credit of $1,400,000 issued resulting in $3,475,000 available to borrow on the line of credit as of that date.

Our Credit Agreement amortizes the term debt over a five year period with 59 equal monthly installments of $130,952 and a final payment of $3,273,832 due in March 2018. The line of credit matures in March 2016.  Interest is paid at a rate of one-month LIBOR plus a margin determined by certain leverage ratios specified in the agreement, currently 2.65% for the term note and 2.40% for the line of credit.

Our credit facility requires that we be in compliance with certain financial covenants at the end of each fiscal quarter.  The covenants include senior debt service coverage as defined of greater than 1.25 to 1, total debt service coverage as defined of greater than 1 to 1, and senior debt to EBITDA as defined of no less than 2.50 to 1.  As of April 30, 2014, we were in compliance with all of the financial covenants of our credit facility. The Agreement prohibits us from paying dividends without prior consent of the lender.

As of April 30, 2014, the Company has an interest rate swap agreement in effect for the purpose of fixing at least 75% of the term loan under the Agreement with Bank of America. The swap fixes the rate on at least 75% of the outstanding balance of the term note at 3.18% (.68% plus the applicable margin under the Agreement, 2.50%) until March 2016.

In addition to our senior and subordinated debt commitments, we have significant future cash commitments, primarily in the form of operating leases that are not reported on the consolidated balance sheet. The following table sets forth our contractual commitments in the remainder of the current year and future fiscal years as of April 30, 2014:

	Payment due by Period
Contractual Obligations (2)	Total	Remainder of 2014	2015-2016	2017-2018	After 2018
Debt	$19,483,000	$786,000	$3,327,000	$15,370,000	$-
Interest on Debt (1)	6,286,000	874,000	2,799,000	2,613,000	-
Operating Leases	12,144,000	1,743,000	6,212,000	2,900,000	1,289,000
Total	$37,913,000	$3,403,000	$12,338,000	$20,883,000	$1,289,000

(1)	Interest based on 75% of outstanding senior debt at the hedged interest rate discussed above, 25% of outstanding senior debt at a variable rate of 2.65%, and subordinated debt at a rate of 12%.

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

Changes in Internal Control over Financial Reporting.

No change in our internal control over financial reporting occurred during the three months ended April 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.                        Legal Proceedings.

None.

Item 1A.                      Risk Factors.

There was no change in the six months ended April 30, 2014 from the Risk Factors reported in our Annual Report on Form 10-K for the year ended October 31, 2013.

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

101
Interactive Data Files regarding (a) our  Consolidated Balance Sheets as of April 30, 2014 and October 31, 2013, (b) our  Consolidated Statements of Operations for the Three and Six Months Ended April 30, 2014 and 2013, (c) our  Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended April 30, 2014 and 2013, (d) our  Consolidated Statements of Cash Flows for the Six Months Ended April 30, 2014 and 2013, and (e) the Notes to such  Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 16, 2014

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

101
Interactive Data Files regarding (a) our  Consolidated Balance Sheets as of April 30, 2014 and October 31, 2013, (b) our  Consolidated Statements of Operations for the Three and Six Months Ended April 30, 2014 and 2013, (c) our  Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended April 30, 2014 and 2013, (d) our  Consolidated Statements of Cash Flows for the Six Months Ended April 30, 2014 and 2013, and (e) the Notes to such  Consolidated Financial Statements.