Form 10-Q
period 2014-07-31
Crystal Rock Holdings, Inc.
filed 2014-09-15
CIK 1123316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

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

Yes X	No _____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes X	No _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer _____	Accelerated filer _____
Non-accelerated filer _____	Smaller reporting company X
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes _____	No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares outstanding at
Common Stock, $.001 Par Value	September 3, 2014
21,360,411

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	July 31,	October 31,
	2014	2013
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$933,794	$2,089,787
Accounts receivable, trade - net of reserve of $290,487 and
$360,734 for 2014 and 2013, respectively	9,620,913	9,249,324
Inventories - net	2,510,247	2,550,593
Current portion of deferred tax asset	370,593	370,593
Other current assets	1,171,425	869,871

TOTAL CURRENT ASSETS	14,606,972	15,130,168

PROPERTY AND EQUIPMENT - net	7,080,805	7,444,869

OTHER ASSETS:
Goodwill	12,156,790	12,156,790
Other intangible assets - net	2,873,038	3,435,709
Deferred tax asset	66,555	66,555
Other assets	39,000	39,000

TOTAL OTHER ASSETS	15,135,383	15,698,054

TOTAL ASSETS	$36,823,160	$38,273,091

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Line of credit	$300,000	$-
Current portion of long term debt	1,631,424	1,571,424
Accounts payable	3,009,142	3,768,870
Accrued expenses	2,631,298	2,377,964
Current portion of customer deposits	659,259	653,740
Current portion of unrealized loss on derivatives	25,531	33,539
TOTAL CURRENT LIABILITIES	8,256,654	8,405,537

Long term debt, less current portion	7,333,344	8,511,912
Deferred tax liability	4,425,420	4,425,420
Subordinated debt	10,000,000	10,000,000
Customer deposits	2,552,373	2,520,423
Long term portion of unrealized loss on derivatives	-	11,116

TOTAL LIABILITIES	32,567,791	33,874,408

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock - $.001 par value, 50,000,000 authorized shares,
21,960,229 issued and 21,360,411 outstanding shares as of
July 31, 2014 and 21,960,229 issued and 21,364,411	21,960	21,960
outstanding as of October 31, 2013
Additional paid in capital	58,465,735	58,462,497
Treasury stock, at cost, 599,818 shares as of July 31, 2014
and 595,818 shares as of October 31, 2013	(898,618)	(894,991)
Accumulated deficit	(53,318,389)	(53,163,990)
Accumulated other comprehensive loss	(15,319)	(26,793)
TOTAL STOCKHOLDERS' EQUITY	4,255,369	4,398,683

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$36,823,160	$38,273,091

See the notes to the consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended July 31,		Nine months ended July 31,
	2014	2013	2014	2013
	(unaudited)		(unaudited)

NET SALES	$19,213,668	$18,351,802	$56,221,151	$52,742,150

COST OF GOODS SOLD	9,568,976	8,378,042	29,497,950	25,298,329

GROSS PROFIT	9,644,692	9,973,760	26,723,201	27,443,821

OPERATING EXPENSES:
Selling, general and administrative expenses	7,955,214	7,667,883	24,482,238	24,094,460
Advertising expenses	204,997	207,937	555,901	605,418
Amortization	194,657	239,510	811,373	725,291
(Gain) loss on disposal of property and equipment	(401)	(11,372)	(5,334)	(22,448)

TOTAL OPERATING EXPENSES	8,354,467	8,103,958	25,844,178	25,402,721

INCOME FROM OPERATIONS	1,290,225	1,869,802	879,023	2,041,100

OTHER EXPENSE (INCOME):
Interest expense	377,864	384,871	1,128,054	1,488,024
Gain on derivatives	-	-	-	(16,505)
TOTAL OTHER EXPENSE, NET	377,864	384,871	1,128,054	1,471,519

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	912,361	1,484,931	(249,031)	569,581

INCOME TAX EXPENSE (BENEFIT)	346,697	600,643	(94,632)	242,192

NET INCOME (LOSS)	$565,664	$884,288	$(154,399)	$327,389

NET INCOME (LOSS) PER SHARE - BASIC	$0.03	$0.04	$(0.01)	$0.02

NET INCOME (LOSS) PER SHARE - DILUTED	$0.03	$0.04	$(0.01)	$0.02

WEIGHTED AVERAGE SHARES USED IN COMPUTATION - BASIC	21,360,411	21,368,218	21,360,470	21,373,946
WEIGHTED AVERAGE SHARES USED IN COMPUTATION - DILUTED	21,360,411	21,368,218	21,360,470	21,373,946

See the notes to the consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three months ended July 31,		Nine months ended July 31,
	2014	2013	2014	2013
	(unaudited)		(unaudited)

NET INCOME (LOSS)	$565,664	$884,288	$(154,399)	$327,389
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Cash Flow Hedges:
Amortization of loss on derivative undesignated as cash flow hedge	-	-	-	15,066
Unrealized gain on derivatives designated as cash flow hedges	6,355	20,865	11,474	41,571
Other Comprehensive Income, net of tax	6,355	20,865	11,474	56,637
TOTAL COMPREHENSIVE INCOME (LOSS)	$572,019	$905,153	$(142,925)	$384,026

See the notes to the consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended July 31,
	2014	2013
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(154,399)	$327,389
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,020,758	2,320,639
Provision for bad debts on accounts receivable	195,691	157,622
Amortization	811,373	725,291
Non cash interest expense	-	108,602
Gain on derivatives	-	(16,505)
Gain on disposal of property and equipment	(5,334)	(22,448)
Non cash share-based compensation	3,238	-
Changes in assets and liabilities:
Accounts receivable	(567,280)	(722,811)
Inventories	40,346	115,650
Other current assets	(309,204)	571,399
Accounts payable	(759,728)	113,975
Accrued expenses	253,334	(209,875)
Customer deposits	37,469	44,193
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,566,264	3,513,121

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,595,978)	(1,639,691)
Proceeds from sale of property and equipment	5,548	27,120
Cash used for acquisitions	(249,632)	(85,929)
NET CASH USED IN INVESTING ACTIVITIES	(1,840,062)	(1,698,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Line of credit borrowings	300,000	-
Proceeds from long term debt	-	2,273,000
Principal payments on long term debt	(1,178,568)	(4,261,808)
Purchase of treasury stock	(3,627)	(14,179)
NET CASH USED IN FINANCING ACTIVITIES	(882,195)	(2,002,987)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,155,993)	(188,366)

CASH AND CASH EQUIVALENTS - beginning of period	2,089,787	3,071,277

CASH AND CASH EQUIVALENTS - end of period	$933,794	$2,882,911

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest	$1,122,326	$1,489,681

Cash paid (received) for income taxes	$81,126	$(465,316)

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Notes payable issued in acquisitions	$60,000	$18,750

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

2.	GOODWILL AND OTHER INTANGIBLE ASSETS

Major components of other intangible assets consisted of:

	July 31, 2014			October 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Wgt. Avg. Amort. Years	Gross Carrying Amount	Accumulated Amortization	Wgt. Avg. Amort. Years
Amortized Intangible Assets:
Covenants Not to Compete	$2,506,488	$2,267,524	2.97	$2,501,488	$2,149,155	3.15
Customer Lists	10,180,708	7,847,494	3.96	9,937,006	7,163,740	4.19
Other Identifiable Intangibles	548,311	247,451	25.21	548,311	238,201	25.85
Total	$13,235,507	$10,362,469		$12,986,805	$9,551,096

Amortization expense for the three month periods ending July 31, 2014 and 2013 was $194,657 and $239,510, respectively.  Amortization expense for the nine month periods ending July 31, 2014 and 2013 was $811,373 and $725,291, respectively.  There were no changes in the carrying amount of goodwill for the three and nine month periods ending July 31, 2014 and 2013.

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

There was $300,000 outstanding on the line of credit and it collateralized a letter of credit of $1,400,000 as of July 31, 2014.  Consequently, as of that date, there was $3,300,000 available to borrow from the revolving line of credit. There was $8,905,000 outstanding on the term note as of July 31, 2014.

Under the Agreement, interest is paid at a rate of one-month LIBOR plus a margin based on the achievement of a specified leverage ratio.  As of July 31, 2014, the margin was 2.50% for the term note and 2.25% for the revolving line of credit.  The Company fixed the interest rate on 75% of its term debt by purchasing an interest rate swap as of the date of the Agreement. As of July 31, 2014, the Company had $2,226,000 of the term debt subject to variable interest rates.  The one-month LIBOR was .16% on the last business day of July 2014 resulting in total variable interest rates of 2.66% and 2.41%, for the term note and the revolving line of credit, respectively, as of July 31, 2014.

The Agreement requires the Company to be in compliance with certain financial covenants at the end of each fiscal quarter.  The covenants include senior debt service coverage as defined of greater than 1.25 to 1, total debt service coverage as defined of greater than 1 to 1, and senior debt to EBITDA of less than 2.50 to 1.  As of July 31, 2014, the Company was in compliance with these covenants and terms of the Agreement.

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

In addition to the senior debt, as of July 31, 2014, the Company has subordinated debt owed to Henry, Peter and John Baker in the aggregate principal amount of $10,000,000 that is due October 5, 2018. The interest rate on each of these notes is 12% per annum. In each of December 2012 and March 2013 the Company made separate discretionary payments of $1,500,000 to the subordinated debt holders.

In April 2014, the Company completed a small acquisition that resulted in the Company issuing a promissory note to the seller in the principal amount of $60,000. Payment is contingent on performance related items and due in full by November 20, 2014.

4.	INVENTORIES

Inventories consisted of the following at:

	July 31,	October 31,
	2014	2013
Finished Goods	$2,367,536	$2,365,586
Raw Materials	142,711	185,007
Total Inventories	$2,510,247	$2,550,593

Finished goods inventory consists of products that the Company sells such as, but not limited to, coffee, cups, soft drinks, and snack foods.  Raw material inventory consists primarily of bottle caps.  The amount of raw and bottled water on hand does not represent a material amount of inventory.  The Company estimates that value as of July 31, 2014 and October 31, 2013 to be $41,000 and $50,000, respectively.  This value includes the cost of allocated overhead.  Bottles are accounted for as fixed assets.

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

As of July 31, 2014, the total notional amount of the latest swap agreement was $6,679,000. On that date, the variable rate on the remaining portion of the term note was 2.66%.

At July 31, 2014, the net unrealized loss or gain relating to interest rate swap was recorded in current liabilities. The current portion is the valuation of the hedging instrument over the next twelve months while the balance of the unrealized loss makes up the long term portion. For the effective portion of the hedge, which is the latest swap at October 31, 2013 and July 31, 2014, changes in the fair value of interest rate swaps designated as hedging instruments to mitigate the variability of cash flows associated with long-term debt are reported in other comprehensive income or loss net of tax effects. The amounts relating to the old swap previously reflected in accumulated other comprehensive income were amortized to earnings over the remaining term of the undesignated cash flow hedge. Payments on the old swap, and receipt of income on the offsetting swap, are reported as gain or loss on derivatives and an adjustment to other comprehensive income or loss net of tax effects.

The table below details the adjustments to other comprehensive income (loss), on a before-tax and net-of tax basis, for the fiscal quarters ended July 31, 2014 and 2013.

	Before-Tax	Tax Expense	Net-of-Tax
Three Months Ended July 31, 2013
Gain on interest rate swap	$24,898	$(9,959)	$14,939
Reclassification adjustment for loss in income	9,877	(3,951)	5,926
Net unrealized gain	$34,775	$(13,910)	$20,865
Three Months Ended July 31, 2014
Gain on interest rate swap	$1,437	$(575)	$862
Reclassification adjustment for loss in income	9,155	(3,662)	5,493
Net unrealized gain	$10,592	$(4,237)	$6,355

The reclassification adjustments of $9,155 and $9,877 represent interest the Company paid in excess of the amount that would have been paid without the interest rate swap agreement during the quarters ended July 31, 2014 and 2013, respectively. These amounts were reclassified from accumulated other comprehensive loss and recorded in consolidated statements of operations as interest expense.  No other material amounts were reclassified during the quarters ended July 31, 2014 and 2013.

The table below details the adjustments to other comprehensive income (loss), on a before-tax and net-of tax basis, for the nine months ended July 31, 2014 and 2013.

	Before-Tax	Tax Benefit (Expense)	Net-of-Tax
Nine Months Ended July 31, 2013
Loss on interest rate swap	$(27,653)	$11,061	$(16,592)
Amortization of loss on derivative undesignated as cash flow hedge	25,110	(10,044)	15,066
Reclassification adjustment for loss in income	96,938	(38,775)	58,163
Net unrealized gain	$94,395	$(37,758)	$56,637
Nine Months Ended July 31, 2014
Loss on interest rate swap	$(8,907)	$3,563	$(5,344)
Reclassification adjustment for loss in income	28,031	(11,213)	16,818
Net unrealized gain	$19,124	$(7,650)	$11,474

The reclassification adjustments of $28,031 and $96,938 represent interest the Company paid in excess of the amount that would have been paid without the interest rate swap agreements during the nine months ended July 31, 2014 and 2013, respectively. These amounts were reclassified from accumulated other comprehensive loss and recorded in the consolidated statements of operations as interest expense.  No other material amounts were reclassified during the nine months ended July 31, 2014 and 2013.

In the nine months ended July 31, 2014 the fair value of the swap changed from an unrealized loss on derivative liability of $44,655 at the beginning of the period to $25,531 at the end of the period.  As of July 31, 2014, the estimated net amount of the existing loss that is reported in accumulated other comprehensive loss that is expected to be reclassified into earnings within the next twelve months is $7,829, net of tax.

During the first nine months of fiscal 2014 and 2013, cash flow hedges were deemed 100% effective.  The only interest rate swap in effect was designated as a cash flow hedge for the three month periods ended July 31, 2014 and 2013 and nine month period ended July 31, 2014 and, therefore, no resulting gain or loss for those respective periods for instruments not designated as cash flow hedges. The net gain on interest rate swaps not designated as cash flow hedges, classified as a gain on derivatives on the Company’s statements of operations, amounted to $16,505 for the nine month periods ended July 31, 2013.

6.	FAIR VALUES OF ASSETS AND LIABILITIES

Fair Value Hierarchy
The Company had no assets measured at fair value on a recurring basis as of July 31, 2014 or October 31, 2013. The Company’s liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
Liabilities:
July 31, 2014
Unrealized loss on derivatives	$-	$25,531	$-

October 31, 2013
Unrealized loss on derivatives	$-	$44,655	$-

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

There were no assets or liabilities measured at fair value on a nonrecurring basis as of July 31, 2014 or October 31, 2013.

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

	Three Months Ended July 31,		Nine months Ended July 31,
	2014	2013	2014	2013
Net Income (Loss)	$565,664	$884,288	$(154,399)	$327,389
Denominator:
Basic Weighted Average Shares Outstanding	21,360,411	21,368,218	21,360,470	21,373,946
Dilutive effect of Stock Options	-	-	-	-
Diluted Weighted Average Shares Outstanding	21,360,411	21,368,218	21,360,470	21,373,946
Basic Income (Loss) Per Share	$.03	$.04	$(.01)	$.02
Diluted Income Per (Loss) Share	$.03	$.04	$(.01)	$.02

There were 247,750 and 211,500 options outstanding as of July 31, 2014 and 2013, respectively.

For the three month periods ended July 31, 2014 and 2013 and the nine month period ending July 31, 2013 there were no options used to calculate the effect of dilution because all of the outstanding options’ exercise prices exceeded the market price of the underlying common shares and were therefore considered anti-dilutive.   For the nine month period ended July 31, 2014 there were no options used to calculate the effect of dilution because the Company had a net loss for the period.  For the nine month period ended July 31, 2013 there were no options used to calculate the effect of dilution because all of the outstanding options’ exercise prices exceeded the market price of the underlying common shares and were therefore considered anti-dilutive.

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

The Company has stock-based compensation plans under which incentive and non-qualified stock options and restricted shares are granted.  In April 1998, the Company’s stockholders approved the 1998 Incentive and Non-Statutory Stock Option Plan which was subsequently amended.  This plan provided for issuances of options to purchase the Company’s common stock under the administration of the compensation committee of the Board of Directors.  The intent of the plan was to reward options to officers, employees, directors, and other individuals providing services to the Company.  As of July 31, 2014, there were 75,500 options outstanding under this plan.  As of April 10, 2013, no further options may be granted under the 1998 Plan.

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

In April 2014, the Company’s stockholders approved the 2014 Stock Incentive Plan.  The plan provided for issuances of awards of up to 500,000 restricted or unrestricted shares of the Company’s common stock, or incentive or non-statutory stock options to purchase such common stock. Of the total amount of shares authorized under this plan, no options have been granted and 500,000 shares are available for grant at July 31, 2014.

The options issued under the plans generally vest in periods up to five years based on the continuous service of the recipient and have 10 year contractual terms.  Share awards generally vest over one year.  Option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the plans).

There were a total of three option grants, for a total of 15,000 shares, that expired or were forfeited in the first nine months of fiscal 2014 and three option grants, for a total of 58,000 shares that expired in the first nine months of fiscal 2013. There were no expirations or forfeitures of option grants in the three month periods ended July 31, 2014 and 2013. Other than the expirations and forfeitures, there was no activity related to stock options and outstanding stock option balances or other equity based compensation during the three and nine month periods ended July 31, 2014 and 2013.  The Company did not grant any equity based compensation during the three and nine months ended July 31, 2014 and 2013.

The 201,500 outstanding stock options that were exercisable as of July 31, 2014 ranged in exercise size price from $1.80 to $2.36 per share, had a weighted average contractual life of 6 months, weighted average exercise price of $2.33, and no intrinsic value.  Outstanding options were granted with lives of 10 years and provide for vesting over a term of zero to five years.  As of July 31, 2014, there were 46,250 unvested options and there is $22,016 of unrecognized future compensation expense that will be recognized over the next five years based on the vesting period of the options. Compensation is determined using the Black-Scholes model and the simplified method to derive the expected term of the options and historical volatility over the past five years.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This update will be effective for fiscal years beginning after December 15, 2016 which for the Company would be the fiscal year beginning November 1, 2017. Early adoption is not permitted. The Company is currently assessing the impact of this update on its operations.

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

Results of Operations

Overview and Trends

Sales in the first nine months of fiscal 2014 were 7% higher than for the same period in 2013.  All of the growth was due to increased sales from our office products line, where revenues increased more than four times the amount of the comparable quarter in 2013, due in large part to the acquisition of an office products company, Universal Business Equipment Corp. (Universal), in October 2013.  Sales decreased in our other product categories, by 2% for equipment rental, 5% for each of water and refreshment, and 10% for coffee.  The decrease in these categories was primarily due to sharply increased competition as well as bad winter weather, which shut down distribution several times in January through March 2014.  Net of the Universal acquisition, our sales revenues declined 3% in the first nine months, compared to the same period in the prior year.

We were profitable in the third quarter of 2014 but less so than in the same period of 2013. We had a net loss in the first nine months of 2014 compared to a profit in the same period a year ago. Our gross profit decreased because the office products category has a significantly lower gross profit margin than our traditional products.  In addition, for the reasons described below, our operating costs were higher in the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013.  As a result, lower sales of our traditional products, combined with lower profitability of office products and higher operating costs, adversely affected our operating results and increased our net loss in the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013.

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

We used working capital from operations, cash on hand, and our line of credit to fund capital expenditures and scheduled repayment of senior debt and continued to have cash on hand and excess debt capacity at the end of the quarter.

Results of Operations for the Three Months Ended July 31, 2014 (Third Quarter) Compared to the Three Months Ended July 31, 2013

Sales
Sales for the three months ended July 31, 2014 were $19,214,000 compared to $18,352,000 for the corresponding period in 2013, an increase of $862,000 or 5%. Net of the effect of acquisitions, sales decreased 4% compared the same quarter a year ago.

The comparative breakdown of sales of the product lines for the respective three-month periods ended July 31, 2014 and 2013 is as follows:

Product Line	2014	2013	Difference	% Diff.
(000’s $)
Water	$7,590	$8,092	$(502)	(6%)
Coffee	3,424	3,788	(364)	(10%)
Refreshment	2,935	3,100	(165)	(5%)
Equipment Rental	2,066	2,054	12	1%
Office Products	2,631	615	2,016	327%
Other	568	703	(135)	19%
Total	$19,214	$18,352	$862	5%

Water – Sales of water decreased compared to the same period in the prior year because of an 11% decrease in the total bottles sold while average selling price per bottle increased 5%.  The decrease in volume is attributable to strong competition in most of the Company’s market area. The increase in price is a result of scheduled price increases during the quarter.

Coffee – Cool Beans brand pods increased 23% while other brands and sizes decreased 12% in the third quarter of 2014 compared to the comparable period a year ago.  The overall decrease was attributable to lower volume as a result of competition and lower prices dictated by lower commodity costs compared to a year ago. The increase in pod sales is primarily a result of being a lower price, high quality substitute for other single serve coffee products.

Refreshment – This category is comprised of complementary coffee products, single serve water, cups, vending items and other drinks.  Sales decreased between 2 and 15% in the third quarter of 2014 compared to the same quarter a year ago for all of the items in this category except other drinks, which increased 12%. The decrease is attributable to increased competition and lower sales of water and coffee.

Equipment Rental – The increase in sales was a result of a 2% increase in average rental price despite a 1% decrease in average rental units in the field. The increase in prices is a result of scheduled price increases while the decrease in units is attribute to competition.

Office Products - The increase in sales was a result of the Universal acquisition in October 2013 in our southern New England market and the resulting increase and re-training of our sales staff.

Other – The decrease is primarily attributable to the discontinuance of a large portion of the stamp business during the quarter.  Commissions earned on brokered coffee sales had a positive effect on the category and there was a small decrease in the fees that are charged to offset energy costs for delivery and freight, raw materials, and bottling operations.  These charges decreased to $548,000 in the third quarter of 2014 from $572,000 in the same period in 2013.

Gross Profit/Cost of Goods Sold – For the three months ended July 31, 2014, gross profit decreased to $9,645,000 from $9,974,000 for the comparable period in 2013.  As a percentage of sales, gross profit decreased to 50% in the third quarter of 2014 from 54% in the third quarter of 2013. The decrease in gross profit of $329,000 was primarily due to lower water, coffee, and refreshment sales. The increase in office products sales was not enough to offset the decrease because this category generally has lower gross margins.

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

Operating Expenses and Income from Operations
Total operating expenses increased to $8,354,000 in the third quarter of 2014 from $8,104,000 in the comparable period in 2013, an increase of $250,000, or 3%.

Selling, general and administrative (SG&A) expenses of $7,955,000 in the third quarter of 2014 increased $287,000, or 4%, from $7,668,000 in the comparable period in 2013.  Of total SG&A expenses, route distribution costs increased $103,000, or 3%, as a result of higher vehicle costs despite lower labor costs. Lower labor costs were primarily related to lower commission based compensation and increased vehicle costs were related to leasing and maintenance costs for delivery vehicles; selling costs increased $195,000, or 18% primarily because of increased staff and travel costs; and administration costs decreased $10,000 as a result of lower software maintenance costs that were offset by higher labor and benefit costs for increased administrative staffing and higher communication upgrade costs.

Advertising expenses were $205,000 in the third quarter of 2014 compared to $208,000 in the third quarter of 2013, a decrease of $3,000. The decrease in advertising costs is related to a reduction in Yellow Page advertising but was offset by an increase in printed material for distribution.

Amortization decreased to $195,000 in the third quarter of 2014 from $240,000 in the comparable quarter in 2013, a decrease of $45,000, or 19%.  Amortization is attributable to intangible assets that were acquired as part of acquisitions. The lower amortization in 2014 is attributable to scheduled amortization running out during the quarter from past acquisitions.

The income from operations for the three months ended July 31, 2014 was $1,290,000 compared to income from operations of $1,870,000 in the comparable period in 2013, a decrease of $580,000.  The decrease was a result of lower gross profit and higher operating costs despite higher sales.

Interest, Taxes, and Other Expenses
Interest expense was $378,000 for the three months ended July 31, 2014 compared to $385,000 in the three months ended July 31, 2013, a decrease of $7,000.  The decrease is attributable to less outstanding debt than a year ago.

The income before income taxes was $912,000 for the three months ended July 31, 2014 compared to $1,485,000 in the corresponding period in 2013, a decrease of $573,000. Tax expense for the third quarter of fiscal year 2014 was $347,000 compared to $601,000 in the third quarter of fiscal year 2013.  The lower tax expense was result of lower income for the third quarter of 2014 and the lower estimated effective tax rate of 38% compared to 40% for the same period in 2013.

Net Income
The net income for the three months ended July 31, 2014 was $566,000 compared to $884,000 in the corresponding period in 2013.  The decrease is attributable to lower income from operations despite slightly lower interest and effective tax rate.

Results of Operations for the Nine Months Ended July 31, 2014 Compared to the Nine Months Ended July 31, 2013

Sales
Sales for the nine months ended July 31, 2014 were $56,221,000 compared to $52,742,000 for the corresponding period in 2013, an increase of $3,479,000, or 7%.  The increase was primarily attributable to an increase in sales of office products which was a result of business acquired in October 2013.  Net of the Universal acquisition, sales decreased 3% in the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013.

The comparative breakdown of sales of the product lines for the respective nine month periods ended July 31, 2014 and 2013 is as follows:

Product Line	2014	2013	Difference	% Diff.
(000’s $)
Water	$20,737	$21,866	$(1,129)	(5%)
Coffee	10,934	12,149	(1,215)	(10%)
Refreshment	8,274	8,704	(430)	(5%)
Equipment Rental	6,058	6,168	(110)	(2%)
Office Products	8,173	1,715	6,458	376%
Other	2,045	2,140	(95)	(5%)
Total	$56,221	$52,742	$3,479	7%

Water – The decrease is a result of fewer bottles sold while the price was substantially unchanged the first nine months of 2014 compared to the same period last year.   The decrease in volume is attributable to adverse weather in the Company’s market area in January through March 2014 as well as increased competition.

Coffee – Our Cool Beans brand increased 17% while other brands and sizes we sell were 12% less than the first nine months of 2013. The overall decrease was attributable to lower volume as a result of competition and lower prices dictated by lower commodity costs compared to a year ago. The increase in pod sales is primarily a result of being a lower price, high quality substitute for other single serve coffee products.

Refreshment – This category is comprised of complementary coffee products, single serve water, cups, vending items and other drinks.  Sales decreased between 3 and 9% in the first nine months of 2014 compared to the same quarter a year ago for all of the items. The decrease is attributable to increased competition and lower sales of water and coffee.

Equipment Rental – The decrease is attributable to less rental units at customer locations while average rental price did not change materially. The decrease number of units in the field are a result of competition.

Office Products - The increase in sales was a result of the acquisition of an office products business in October 2013 in our southern New England market and resulting increase and re-training of our sales staff.

Other – The decrease is primarily attributable to discontinuing a large portion of the stamp business. Commissions earned on brokered coffee sales has a positive effect on the category. Fees that are charged to offset energy costs for delivery and freight, raw materials, and bottling operations did not change materially for the period from year to year.  These charges decreased slightly to $1,703,000 in the first nine months of 2014 from $1,720,000 in the same period in 2013.

Gross Profit/Cost of Goods Sold – For the nine months ended July 31, 2014, gross profit decreased $721,000 or 3%, to $26,723,000 from $27,444,000 in the comparable period in 2013.  As a percentage of sales, gross profit decreased to 48% in the first nine months of 2014 from 52% in the first nine months of 2013. The decrease in gross profit and gross profit as a percentage of sales was primarily due to lower water, coffee, and refreshment sales and equipment rental. The increase in office products sales was not enough to offset the decrease because this category generally has lower gross margins.

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

Operating Expenses and Income from Operations
Total operating expenses increased to $25,844,000 in the first nine months of 2014 from $25,403,000 in the comparable period in 2013, an increase of $441,000, or 2%.

Selling, general and administrative (SG&A) expenses of $24,482,000 in the first nine months of 2014 increased $388,000, or 2%, from $24,094,000 in the comparable period in 2013.  Of total SG&A expenses, route distribution costs decreased $15,000 as a result of lower labor costs that were partly offset by higher vehicle leasing and maintenance costs. Lower labor costs were primarily related to lower commission based compensation; selling costs increased $330,000, or 9%, as a result of increased staff and travel costs; and administration costs increased $74,000, or 1%, as a result of labor costs for increased administrative staffing and communication upgrades despite lower software maintenance costs.

Advertising expenses were $556,000 in the first nine months of 2014 compared to $605,000 in the first nine months of 2013, a decrease of $49,000, or 8%. The decrease in advertising costs is primarily related to a decrease in Yellow Pages advertising costs that more than offset increased costs in printed material for distribution.

Amortization was $811,000 in the first nine months of 2014 compared to $725,000 in the first nine months of 2014, an increase of $86,000, or 12%.  The higher amortization in 2014 is attributable to more acquisition activity in recent years.  In addition, there was a gain of $5,000, from the sale of assets in the first nine months of 2014 which was a decrease from the $22,000 gain from similar sales in the first nine months of 2013. We routinely sell assets used in the normal course of business as they are replaced with newer assets.

Income from operations for the nine months ended July 31, 2014 was $879,000 which was $1,162,000 less than income from operations of $2,041,000 in the comparable period in 2013.  The decrease is attributable to lower gross profit despite higher sales and increased operating costs.

Interest, Taxes, and Other Expenses
Interest expense was $1,128,000 for the nine months ended July 31, 2014 compared to $1,488,000 in the nine months ended July 31, 2013, a decrease of $360,000. The decrease is attributable to less outstanding debt in 2014 and costs associated with one-time charges associated with the refinancing the Company’s senior debt in the first nine months of 2013.

The loss before income taxes was $249,000 for the nine months ended July 31, 2014 compared to income before income taxes of $570,000 in the corresponding period in 2013, a decrease of $819,000. The tax benefit for the first nine months of fiscal year 2014 was $95,000 and was based on the expected effective tax rate of 38% compared to tax expense of $242,000 and an effective tax rate of 42%, in 2013.  The lower tax rate in 2014 was because of higher anticipated state tax credits credits than in 2013.

Net (Loss) Income
The net loss of $154,000 for the nine months ended July 31, 2014 compared to net income of $327,000 in the corresponding period in 2013, a decrease of $481,000.  The decrease is due to lower income from operations despite lower interest and effective tax rate.

Liquidity and Capital Resources

As of July 31, 2014, we had working capital of $6,347,000 compared to $6,725,000 as of October 31, 2013, a decrease of $378,000.  Compared to the nine months ended July 31, 2013, the net loss and cash used for reduction of accounts payable and an increase in prepaid expenses reduced cash generated from operations to $1,566,000. Also during the period, we used $1,596,000 for capital expenditures, of which $300,000 was borrowed from our line of credit and the balance was funded from cash. Scheduled repayment of senior debt in the first nine months of 2014 was $1,179,000. Cash in the first nine months of fiscal 2014 decreased $1,156,000.

Our Credit Agreement with Bank of America (“the Bank”) provides a senior financing facility consisting of term debt and a revolving line of credit.  As of July 31, 2014 we had $8,905,000 outstanding on our term loan. Additionally, we had $300,000 outstanding on our line of credit and a letter of credit of $1,400,000 issued resulting in $3,300,000 available to borrow on the line of credit as of that date.

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

Our credit facility requires that we be in compliance with certain financial covenants at the end of each fiscal quarter.  The covenants include senior debt service coverage as defined of greater than 1.25 to 1, total debt service coverage as defined of greater than 1 to 1, and senior debt to EBITDA as defined of no less than 2.50 to 1.  As of July 31, 2014, we were in compliance with all of the financial covenants of our credit facility. The Agreement prohibits us from paying dividends without prior consent of the lender.

As of July 31, 2014, the Company has an interest rate swap agreement in effect for the purpose of fixing at least 75% of the term loan under the Agreement with Bank of America. The swap fixes the rate on at least 75% of the outstanding balance of the term note at 3.18% (.68% plus the applicable margin under the Agreement, 2.50%) until March 2016.

In addition to our senior and subordinated debt commitments, we have significant future cash commitments, primarily in the form of operating leases that are not reported on the consolidated balance sheet. The following table sets forth our contractual commitments in the remainder of the current year and future fiscal years as of July 31, 2014:

	Payment due by Period
Contractual Obligations (2)	Total	Remainder of 2014	2015-2016	2017-2018	After 2018
Debt	$19,265,000	$393,000	$3,502,000	$15,370,000	$-
Interest on Debt (1)	5,956,000	568,000	2,787,000	2,601,000	-
Operating Leases	12,051,000	882,000	6,628,000	3,168,000	1,373,000
Total	$37,272,000	$1,843,000	$12,917,000	$21,139,000	$1,373,000

(1)	Interest based on 75% of outstanding senior debt at the hedged interest rate discussed above, 25% of outstanding senior debt at a variable rate of 2.66%, and subordinated debt at a rate of 12%.

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

Changes in Internal Control over Financial Reporting.

No change in our internal control over financial reporting occurred during the three months ended July 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There was no change in the nine months ended July 31, 2014 from the Risk Factors reported in our Annual Report on Form 10-K for the year ended October 31, 2013.

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

101
Interactive Data Files regarding (a) our  Consolidated Balance Sheets as of July 31, 2014 and October 31, 2013, (b) our  Consolidated Statements of Operations for the Three and Nine months Ended July 31, 2014 and 2013, (c) our  Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine months Ended July 31, 2014 and 2013, (d) our  Consolidated Statements of Cash Flows for the Nine months Ended July 31, 2014 and 2013, and (e) the Notes to such  Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 15, 2014

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

101
Interactive Data Files regarding (a) our  Consolidated Balance Sheets as of July 31, 2014 and October 31, 2013, (b) our  Consolidated Statements of Operations for the Three and Nine months Ended July 31, 2014 and 2013, (c) our  Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine months Ended July 31, 2014 and 2013, (d) our  Consolidated Statements of Cash Flows for the Nine months Ended July 31, 2014 and 2013, and (e) the Notes to such  Consolidated Financial Statements.