Form 10-K
period 2014-10-31
Crystal Rock Holdings, Inc.
filed 2015-01-27
CIK 1123316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2014.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________.

Commission File Number 000-31797

CRYSTAL ROCK HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
Delaware State or other jurisdiction of incorporation or organization		03-0366218 I.R.S. Employer Identification Number

1050 Buckingham St., Watertown, CT 06795 (Address of principal executive offices and zip code)

Registrant's telephone number, including area code:            860) 945-0661

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, par value $.001 per share	Name of exchange on which registered NYSE MKT

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
Yes [  ]   No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last sale price per share of common stock on April 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the NYSE MKT, was $8,890,338.

The number of shares outstanding of the registrant's Common Stock, $.001 par value per share, was 21,358,411 on January 5, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, to be filed not later than 120 days after the registrant’s fiscal year ended October 31, 2014, and delivered in connection with the registrant’s annual meeting of stockholders, are incorporated by reference into Part III of this Form 10-K.

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

PART I

ITEM 1.                      BUSINESS.

Introduction and Company Background

Crystal Rock Holdings, Inc., incorporated in Delaware in 1990, is engaged in the production, marketing and distribution of bottled water (the Crystal Rock® and Vermont Pure® brands) and the distribution of coffee including our Cool Beans® brand, ancillary products and other office refreshment products, and office products under the Crystal Rock Office® brand.  We operate primarily as a distribution business to homes and offices, using our own trucks for distribution throughout New England, New York, and New Jersey.

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

Water

Bottled water is a mainstream beverage and the centerpiece of many consumers’ healthy living lifestyles.  Sales of bottled water accounted for 37% of our total sales in fiscal year 2014 and 41% in 2013.  We believe that the development of the bottled water industry has for many years reflected public awareness of the potential contamination and unreliability of some municipal water supplies.  Conversely, bottled water has been the recent focus of publicity regarding concerns about the possibly adverse environmental effects of using plastic bottles, as well as the effect on the environment of water extraction and the production and disposal of plastic bottles.  See Item 1A, “Risk Factors” for more information.

Coffee

Coffee, a product that is counter seasonal to water, is the second leading product in the distribution channel, accounting for 19% of our total sales in fiscal year 2014 and 23% of our total sales in fiscal year 2013.  We sell different brands and sizes of coffee products.  We continue to promote our Cool Beans® brand coffee in an effort to increase profitability and create brand equity in the coffee category.  Because coffee is a commodity, coffee sales are affected by volatility in the world commodity markets.  An interruption in supply or a dramatic increase in pricing could have an adverse effect on our business.

A large proportion of our coffee sales are single-serve coffee products.  These products have revolutionized the marketplace over the last decade and changes in distribution play a significant role in the profitability of these products.

Refreshment and Equipment Rental

Ancillary products, such as soft drinks and snacks, accounted for 15% of our total revenues in fiscal year 2014 and 16% in fiscal year 2013.  Equipment rentals, primarily water coolers, made up 11% and 12% of our total revenues in each of those fiscal years, respectively.

Office Products

While the contribution of water, coffee, refreshment products and cooler rentals to our revenues have declined over the past two fiscal years, we are now growing our revenues from sales of office products, as discussed more fully below.  In fiscal 2013, we modified our long-term strategy in this regard from mainly pursuing organic growth to endeavoring to increase office products revenues through acquisitions, in addition to by organic growth.  We completed the acquisition of Universal Business Equipment Corp. in 2013 and have largely completed integrating it into our systems and operations in 2014.  The contribution to total revenues from office products increased in fiscal year 2014 to 15% from 5% in fiscal 2013.

Other Revenue

Fees that are charged to offset energy costs for delivery and freight, raw materials, and bottling operations primarily make up the balance of our revenue.  This comprised 3% of our total sales in fiscal years 2014 and 2013.

Water Sources, Treatment, and Bottling Operations

Water from local municipalities is the primary source for the Crystal Rock Waters® brand in 3 and 5 gallon bottles.  This accounts for 70% of our water bottled in these types of containers.  Municipal water is purified through a number of processes beginning with filtration.  Utilizing carbon and ion exchange filtration systems, we remove chlorine and other volatile compounds and dissolved solids.  After the filtration process, impurities are removed by reverse osmosis and/or distillation.  Prior to bottling, we add pharmaceutical grade minerals to the water, including calcium, potassium,  and magnesium for taste.  The water is ozonated (by injecting ozone into the water as an agent to prohibit the formation of bacteria) and bottled in a fully enclosed clean room with a high efficiency particulate air, or HEPA, filtering system designed to prevent any airborne contaminants from entering the bottling area, in order to create a sanitary filling environment.

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

Products

We sell our Crystal Rock® and Vermont Pure® water brands in three- and five-gallon bottles to homes and offices throughout New England, New York, and New Jersey.  In general, Crystal Rock® is distributed in southern New England and New York, while Vermont Pure® is primarily distributed throughout northern New England and secondarily in southern New England and New York.  We rent and sell water coolers to customers to dispense bottled water.  Our coolers are available in various consumer preferences such as cold, or hot and cold, dispensing units.  In addition, we sell and rent units to commercial accounts that filter water from the existing source on site.  We also rent and sell coffee brewing equipment and distribute a variety of coffee, tea and other hot beverage products and related supplies, as well as other consumable products used around the office.  We offer vending services in some locations.  We own the Cool Beans® brand of coffee which we distribute throughout our market area.  In addition to Cool Beans®, we sell other brands of coffee, most notably, Baronet and Green Mountain Coffee Roasters.

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

Office Products Line

In 2011, we began to distribute office products under the Crystal Rock Office® brand.  Recognizing the value inherent in our distribution system, we do not maintain large inventories of office products. Rather, we primarily purchase office products from large national vendors such as S. P. Richards that provide just-in-time delivery, with the result that the introduction of our office product line has not resulted, and is not expected to result, in a material outlay of resources to accommodate increased inventory.  The broader range of office products has contributed significantly to our sales as this product line has become a growing portion of our total sales.

Our original strategy contemplated growing this portion of our business by, in part, improving our information technology (IT) infrastructure in order to facilitate online sales.  Our strategy also contemplated growth by acquisition.  In 2011, we introduced office products sold under the Crystal Rock Office® brand throughout Connecticut.  We had significant IT expenditures in fiscal 2011 and fiscal 2012, devoted in large measure toward developing the web-based and personnel aspects of selling the Crystal Rock Office® brand.  However, in fiscal 2013 and subsequently, we decided to re-focus our strategy.  We reduced our sales force, curtailed the major portion of our IT development expenses, and acquired the assets of Universal Business Equipment Corp. in fiscal 2013.  The acquisition increased our distribution in portions of our core market areas, enhanced our internet sales presence and increased our sales significantly in this product category in fiscal 2014.

Despite the advantage of not having to maintain a significant inventory for office products, this line of products does not yield as much margin as our traditional lines, so that incremental sales have not been and are not expected to be proportionately as profitable as our traditional lines have been.  No assurance can be given that we will achieve the anticipated sales and profitability in the future.

In addition to barriers to entry in this market such as establishing our brand name in the marketplace and developing our information technology systems, we face significant competition from other office products suppliers that have considerably greater assets and resources than we do and may be better known for office products sales in our markets.  We believe that we have a well-established distribution system and that the Crystal Rock® family of brands is well known in the regions in which we operate, and we hope to successfully leverage those advantages.  Nevertheless, price competition in the office product market can be robust, and there can be no assurance that our office products strategy will be successful.  See Item 1A, “Risk Factors,” for more information.

Marketing and Sales of Branded Products

Crystal Rock products are marketed and distributed under four house brands:  Crystal Rock Waters, Vermont Pure Natural Spring Water, Cool Beans Coffee and Crystal Rock Office. Through this combination of brands – and resale of other manufactured brands – we provide a choice of high quality products and value-added services to homes and offices.

Both our water brands feature three- and five-gallon premium bottled water in addition to a small pack case offerings. Our coffee line includes over 70 varieties in many different types of packaging. Additionally, we also re-sell other coffee and tea selections.  Our office products line features over 40,000 products, including supplies, equipment, and furniture, targeted for small and medium-sized business.

Over the last several years we refocused our efforts on sales and marketing in order to better serve all of our product lines and enhance the value of our distribution system and customer base.  With the intent of increasing sales over the long term, we have hired and trained an expanded sales force. In addition, we have incurred significant expenditures to build an IT infrastructure designed to enhance sales administration and run our business more efficiently. However, late in 2013 we decided to shift the infrastructure platform that we had been constructing to one we had acquired during the year.  During this transition period, we contracted our sales force while we stabilize our customer relationship software.  For more information, see Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis.”  In 2014, while stabilizing our IT and e-commerce platform, we again began to expand our sales force to capitalize on our order processing and distribution capabilities.

We support this marketing and sales effort through a number of methods, including e-commerce, direct mail, internet advertising, traditional advertising, social media, sales collateral, email marketing, digital/internet technologies, referrals and public relations.  We also sponsor local area sporting events, participate in trade shows, maintain high community visibility, and donate to many charitable events.

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

Advertising and Promotion

We advertise our products through a digital, online strategy focused on promoting expanded product and services, and we look to collect customer data in order to engage and market customer relationships both on and offline. Through a combination of websites, social platforms and internet advertising, we are centralizing and transitioning our marketing efforts to offer and incentivize current and new customers through a larger online presence while providing customers direct purchasing capability.  We also promote our products through sales collateral, direct mail, various public relations and sponsorship opportunities.  We endeavor to be highly visible in the communities that we serve.  We have been a significant sponsor of a United Way giving campaign to support Live United through the Greater Waterbury Connecticut United Way, and we feature local giving options to support the United Way throughout our entire market area.

Sales and Distribution

We sell and deliver products directly to our customers using our own employees and route delivery trucks.  Deliveries to customers are made on a regularly scheduled basis for water, coffee, and ancillary products. We accommodate our customers with next day delivery when they run out of those products and for office products.  We bottle our water at our facilities in Watertown, Connecticut, White River Junction, Vermont, and Halfmoon, New York and have water bottled for us in Buffalo and Clayton, New York.  We maintain numerous distribution locations throughout our market area.  From these locations we also distribute dispensing equipment, a variety of coffee, tea and other refreshment products, and related supplies.  We receive office supplies, equipment, and furniture on a “just-in-time” basis from our vendors at our distribution locations. We ship between our production and distribution sites using both our own and contracted carriers.

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

Seasonality

Our business is seasonal.  The period from June to September, when we have our highest water sales, represents the peak period for sales and revenues due to increased consumption of cold beverages during the summer months in our core Northeastern United States market.  Conversely, coffee has a peak sales period from November to March.  Sales of office products and supplies fluctuate based on traditional peak and off-peak usage periods.

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

Traditionally, the rental of water coolers for offices and homes has been a very profitable business for us.  As coolers have become cheaper and more readily available at retail outlets and competitors have used pricing as a promotional opportunity, our cooler rental revenue has declined.  Although this rental revenue is very profitable for us, it may continue to decline or become less profitable in the future as a result of retail competition.

As discussed above, coffee is another significant component of our overall sales.  The growth of this product line has been driven by single serve packages.  Increased competition has developed for these products, not only from other food and beverage distributors, but office products distributors and retail outlets as well. In addition, internet availability has increased.  Machines to brew these packages are different from traditional machines and packages ideally need to be brewed in machines that accommodate the specific package.  As a result, the popularity of a certain machine often dictates what products are successful in the marketplace.  We have developed our own Cool Beans® pod in order to create brand equity in this category. Our success, both from a sales and profitability perspective, may be affected by our access to distribution rights for certain products and machines, our decisions concerning which equipment to invest in and our ability to develop brand awareness.

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

The office products business is highly competitive.  Companies like Staples, Office Max, Office Depot and W.B. Mason are larger and better capitalized than Crystal Rock and compete with us on price as well as level of service.  Moreover, the evolution of modern business practices towards the “paperless office” could have the effect of reducing the available market for some office products.  If the overall market for office products contracts, price competition can be expected to exert pressure on our margins for office products, with potential adverse effects on our earnings or cash flow, even if we are able to continue increasing revenues from this product line.   See Item 1A, “Risk Factors,” for more information.

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

We are subject to periodic, unannounced inspections by the FDA.  Upon inspection, we must be in compliance with all aspects of the quality standards and good manufacturing practices for bottled water, the Fair Packaging and Labeling Act, and all other applicable regulations that are incorporated in the FDA quality standards.  We believe that we meet the current regulations of the FDA, including the classification as spring water.  All of our plants and distribution locations are registered with the FDA under the Public Health Security and Bioterrorism Preparedness and Response Act of 2002. Most recently, the FDA put into effect the Bottled Water Microbial Rule to monitor water sources for E. coli bacteria.  We have been in compliance with the testing requirements for this rule prior to and since its inception in December 2009.

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

In recent years, there has been legislative and executive action in state and local governments that has or would ban the use of bottled water in municipal buildings, enact local taxes on bottled water, and limit the sale by municipalities of water supplies to private companies for resale.  Such regulation could adversely affect our business and financial results.  For additional information, see Item 1A, “Risk Factors,” below.

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

Employees

As of January 5, 2015, we had 356 full-time employees and 18 part-time employees.   None of the employees belong to a labor union.  We believe that our relationships with our employees are good.

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

ITEM 1A.                      RISK FACTORS.

We operate in a competitive business environment that is influenced by conditions some of which are controllable and others are beyond our control.  These conditions include, but are not limited to, the regional economy, monetary policy, and the political and regulatory environment.  The following summarizes important risks and uncertainties that may materially affect our business in the future.

The Baker family currently owns a majority of our voting stock and controls the company.  Such control affects our corporate governance, and could also have the effect of delaying or preventing a change of control of the company.

The Baker family group, consisting of former director Henry Baker and three current directors Peter Baker (CEO), John Baker (Executive Vice President) and Ross Rapaport (Chairman), as trustee, together own a majority of our common stock.  Accordingly, these stockholders, acting together, can exert a controlling influence over the outcome of matters requiring stockholder approval, such as the election of directors, amendments to our certificate of incorporation, mergers and various other matters.  The concentration of ownership could also have the effect of delaying or preventing a change of control of the company.

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

As mentioned above, the Baker family group owns a majority of our common stock.  In addition, in connection with the acquisition of the Crystal Rock Spring Water Company in 2000, we issued members of the Baker family group 12% subordinated promissory notes secured by all of our assets. As of October 31, 2014, the balance on these notes is $10,000,000.  We also lease important facilities in Watertown and Stamford, Connecticut from Baker family interests.  These interests of the Baker family create various conflicts of interest.  Transactions between the Company and related parties are subject to review and approval by the Audit Committee, which consists entirely of independent directors.

Our office products business is significantly different from our traditional business and accordingly presents us with new challenges.  Integrating the office products business with our legacy business has been difficult in certain respects.  Moreover, profit margins on products in this line are lower than profit margins in our water and office refreshment business.  These factors have resulted in some operating inefficiencies and have negatively affected our earnings and cash flow.  We are working to resolve these issues, but there is no assurance that we can manage the necessary changes in an optimal way so as to increase revenues and net income, and improve our cash flow.

In 2011, we began to distribute office products under the Crystal Rock Office® brand and commenced a hiring effort to increase our sales force substantially.  Initial sales were relatively modest.  In 2013, we acquired an office products business in our market area that had higher annual sales in that line of business than we did.  This acquisition resulted in significantly improved revenues, but maintaining gross margins on our office products has been challenging.  In addition, we must address compatibility issues between our legacy software and software we obtained in the office products business acquisition described above.  Other integration issues related to the 2013 acquisition include managing route delivery systems so that the greater cost of overnight deliveries and deliveries outside our regular distribution routes will not adversely affect total delivery costs and thereby diminish margins on our office products.  We continue to work to enhance our e-commerce system and to facilitate the distribution integration of our traditional product lines with office products.

There can be no assurance that we can manage the growth and expansion of our office products business in an optimal way so as to increase revenues while maintaining acceptable gross margins and improving our net income and cash flow.  If we are unable to achieve this growth, or if we have difficulties integrating our office products business with our legacy business, our financial condition and results of operations could be materially and adversely affected.

The office products business is highly competitive.  Many of our competitors are larger and better capitalized than we are.  In addition, the evolution of modern business practices towards the “paperless office” may tend to reduce the available market for some office products.  If we are unable to compete successfully in this market, our office products business may be harmed and our revenues and profits may be materially and adversely affected.

Competition in this area is robust.  Companies like Staples, Office Max, Office Depot and W.B. Mason are larger and better capitalized than Crystal Rock and compete with us on price as well as level of service.  Further, if the overall market for office products contracts, price competition can be expected to exert pressure on our margins for office products, with potential adverse effects on our earnings or cash flow, even if we are able to continue increasing revenues from this product line.   There can be no assurance that we can continue to increase revenues from office products.  Even if we do increase such revenues, there can be no assurance that gross margins and profits from this product line will be adequate to support this part of our business as we endeavor to expand it.

Acquisitions may disrupt our operations or adversely affect our results.

We regularly evaluate opportunities to acquire other businesses.  The expenses we incur evaluating and pursuing acquisitions could have a material adverse effect on our results of operations.  If we acquire a business, we may be unable to manage it profitably or successfully integrate its operations with our own.  Moreover, we may be unable to realize the financial, operational, and other benefits we anticipate from these acquisitions.  Competition for future acquisition opportunities in our markets could increase the price we pay for businesses we acquire and could reduce the number of potential acquisition targets.  Further, acquisitions may involve a number of special financial and business risks, such as:

•	charges related to any potential acquisition from which we may withdraw;

•	diversion of our management’s time, attention, and resources;

•	decreased utilization during the integration process;

•	integration into our business of new personnel, or loss of key acquired personnel;

•	increased costs to improve or coordinate managerial, operational, financial, and administrative systems, including compliance with the Sarbanes-Oxley Act of 2002;

•	dilutive issuances of equity securities, including convertible debt securities;

•	the assumption of legal liabilities;

•	amortization of acquired intangible assets;

•	potential write-offs related to the impairment of goodwill;

•	difficulties in integrating diverse corporate cultures; and

•	additional conflicts of interest.

We also face significant competition in the water and office refreshment business from companies with greater resources than we have.  Methods of competition in the distribution of home and office refreshment products continue to change and evolve.  If we are unable to meet these changes, our business could be harmed.

We operate in highly competitive markets in the water and refreshment businesses.  The principal methods of competition in the markets in which we compete are distribution capabilities, brand recognition, quality, reputation, and price.   We have a significant number of competitors in our traditional water market, some of which have far greater resources than us.  Among our principal competitors are Nestlé Waters North America, large regional brands owned by private groups, and local competitors in the markets that we serve.  As we have expanded our product lines, most notably single serve coffee, we have become competitive with other businesses.  These include large national and regional office supply companies and retail store chains.  Price reductions and the introduction of new products by our competitors can adversely affect our revenues, gross margins, and profits.

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

We rely upon a single software vendor that supplies the software for our route accounting system, which exposes us to risk from interruption of service.  In addition, the vendor that supports the software for our online storefront ordering system is ending support for this system, which could render our online portal less effective or ineffective if we do not efficiently execute the transition to other software or other methods of support.

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

Our portal for customer online orders, which are primarily for the purchase of office supplies, is vital to our sales operations and integrates with our primary supplier to facilitate next day delivery.  The vendor that developed and supports this software recently has announced that it will no longer support the current software we use for this system.  We are considering alternative methods to support or replace this software, including internal programming, third party support, or new software.  While this transition provides us an opportunity to enhance our online ordering, our business could be adversely affected, our expenses increased, or our online portal rendered less effective or ineffective if we do not execute the transition efficiently.

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

At October 31, 2014 and 2013, our outstanding senior debt was $9,072,000 and $10,083,000, respectively, and our outstanding subordinated debt was $10,000,000 on both of those dates.  The underlying loans are secured by substantially all of our assets.  If we do not repay our indebtedness in a timely fashion, our secured creditors could declare a default and foreclose upon our assets, which would result in harmful disruption to our business, the sale of assets for less than their fully realizable value, and possible bankruptcy.  We must generate enough cash flow to service this indebtedness until maturity.

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

Our continued success will depend in large part upon the expertise of our senior management and their ability to execute our strategic planning.  Peter Baker, our Chief Executive Officer and President, John Baker, our Executive Vice President, and Bruce MacDonald, our Chief Financial Officer, Treasurer and Secretary, have entered into employment agreements with Crystal Rock Holdings, Inc.  These “at will” employment agreements do not prevent these employees from resigning.  The departure or loss of any of these executives individually could have an adverse effect on our business and operations and could contribute to disruption of our business while we searched for replacement personnel with appropriate skills.

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

While changing weather is a constant in our market area, we have experienced extreme weather events that affected sales in the years in which they occurred and beyond.  For example, in late August 2011, Tropical Storm Irene caused considerable, widespread damage in parts of our market area.  Flooding and resulting road damage reduced our ability to service customers in Vermont and Northern New York.  In addition, our costs increased to access our springs and ship products.  Parts of Connecticut and Massachusetts experienced a major snowstorm in late October 2011, shutting off power and reducing access in some parts of those states for more than a week, with resulting service interruptions and operating cost increases in those areas.  In late October 2012, Hurricane Sandy caused significant destruction in the coastal Connecticut, New York City, and northern New Jersey portions of our market area.  Again, our customer service was interrupted, and we incurred extra costs.  In the winter of 2013-2014, several snow and ice storms in our market area forced us to close some of our facilities and stop distributing our products for short periods of time.  The effects of extreme weather like these storms are difficult to quantify because of other variables, but in general these disruptions were temporary and without permanent effects on our business.  However, the cumulative effect of extremely adverse weather is not favorable to our business.

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

Historically, the period from June to September represents the peak period for sales and revenues due to increased consumption of cold beverages during the summer months in our core Northeastern United States markets.  Warmer weather in our geographic markets tends to increase water sales, and cooler weather tends to decrease water sales.  To the extent that our quarterly results are affected by these patterns, our stock price may fluctuate to reflect them.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

As part of our Home and Office delivery operations, we have entered into or assumed various lease agreements for properties used as distribution points and office space.  The following table summarizes these arrangements and includes our bottling facilities:

Location	Lease expiration	Sq. Ft.	Annual Rent
Williston, VT	June 2019	12,320	$83,080
Bow, NH	May 2015	12,800	60,000
Rochester, NY	January 2017	15,000	60,000
Buffalo, NY	September 2021	20,000	92,000
Syracuse, NY	October 2017	17,680	75,140
Halfmoon, NY	October 2016	22,500	167,265
Plattsburgh, NY	Month-to-month	5,000	24,000
Watertown, CT*	October 2016	67,000	470,521
Stamford, CT	September 2020	22,000	248,400
White River Junction, VT	May 2019	20,382	113,744
Watertown, CT	Month-to-month	15,000	57,960
Groton, CT	June 2019	7,500	58,250
Canton, MA Watertown, CT	October 2019 Month-to-month	23,966 1,931	155,779 24,000
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

Fiscal Year Ended October 31, 2014
	High	Low
First Quarter	$1.14	$.83
Second Quarter	$1.42	$.83
Third Quarter	$.90	$.76
Fourth Quarter	$.87	$.71

Fiscal Year Ended October 31, 2013
	High	Low
First Quarter	$1.11	$.93
Second Quarter	$1.10	$.94
Third Quarter	$.97	$.86
Fourth Quarter	$.91	$.84

The last reported sale price of our Common Stock on the NYSE MKT on January 5, 2015 was $.76 per share.

As of that date, we had approximately 280 record owners and believe that there were approximately 1,500 beneficial holders of our Common Stock.

No dividends have been declared or paid to date on our Common Stock.  Our senior credit agreement prohibits us from paying dividends without the prior consent of the lender.  It is unlikely that we will pay dividends in the foreseeable future.

Issuer Purchases of Equity Securities

 The following table summarizes the stock repurchases, by month, that were made during the fourth quarter ended October 31, 2014.

Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares as Part of a Publicly Announced Program (2)	Maximum Expenditure that May Yet be used for Purchases Under the Program (2)
August 1-31	2,000	$.87	2,000	$470,031
September 1-30	-	-	-	470,031
October 1-31	-	-	-	470,031
Total	2,000	$.87	2,000

(1)	Includes transaction costs.
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

The following Management’s Discussion and Analysis (MD&A) is intended to help the reader understand our Company.  The MD&A should be read in conjunction with our consolidated financial statements and the accompanying notes.  This overview provides our perspective on the individual sections of the MD&A, as well as a few suggestions for reading these pages.  The MD&A includes the following sections:

▪	Business Overview — a brief description of fiscal year 2014.

▪	Results of Operations — an analysis of our consolidated results of operations for the two years presented in our consolidated financial statements.

▪	Liquidity and Capital Resources — an analysis of cash flows, sources and uses of cash, and contractual obligations and a discussion of factors affecting our future cash flow.

▪
Critical Accounting Policies — a discussion of accounting policies that require critical judgments and estimates.  Our significant accounting policies, including the critical accounting policies discussed in this section, are summarized in the notes to the accompanying consolidated financial statements.

Business Overview

Sales were higher but our business was less profitable in fiscal 2014 compared to fiscal 2013.  This continued a trend of lower operating income, net income and cash flow from fiscal 2010 to fiscal 2014.  Among the factors that have contributed to this continuing trend are competition and our response to competitive factors, as well as ongoing operational changes including the introduction of new product lines.  Our results were also affected by less controllable factors such as adverse weather conditions and environmental and political issues.  The 2014 increase in sales was largely due to an increase in the sales of office supplies which was accomplished primarily as a result of an acquisition in late 2013.  This increase in sales offset a decline in sales of our traditional product lines.

However, the increased sales did not produce more profit since office products generally have lower margins than our legacy businesses, including water and equipment rental.  Our gross profit declined by 2% while our operating expenses increased by 1%, both of which affected our net income.  Continued competitive pressures were an important contributor to our lower profitability in 2014.

In fiscal 2014 we continued to de-leverage the Company, decreasing debt $1 million in 2014. We continued to have adequate cash on hand and borrowing capacity as of October 31, 2014.

The market area in which we operate has an uncertain economic environment.  While we have created opportunities that have resulted in increased sales, we anticipate cost pressures related to commodities affecting our business, most notably fuel and coffee, as we continue to build our brands.

Results of Operations

Fiscal Year Ended October 31, 2014 Compared to Fiscal Year Ended October 31, 2013

Sales
Sales for fiscal year 2014 were $75,155,000 compared to $70,981,000 for 2013, an increase of $4,174,000 or 6%.  Sales attributable to acquisitions in fiscal year 2014 were $7,080,000. Net of acquisitions, sales decreased 4%.

The comparative breakdown of sales is as follows:

Product Line	2014 (in 000’s $)	2013 (in 000’s $)	Difference (in 000’s $)	% Diff.
Water	$27,759	$29,211	$(1,452)	(5%)
Coffee	14,585	16,034	(1,449)	(9%)
Refreshment	11,213	11,578	(365)	(3%)
Equipment Rental	7,995	8,175	(180)	(2%)
Office Products	11,106	3,625	7,481	206%
Other	2,497	2,358	139	6%
Total	$75,155	$70,981	$4,174	6%

Water –Water sales volume decreased 4% as a result of adverse weather in the Company’s market area in January through March 2014 while sales decreased 1% as a result of lower pricing which is attributable to increased competition. Net of the acquisition, sales would have decreased 7%.

Coffee – Sales of single-serve coffee declined to $10,013,000 from $10,962,000, despite an increase of 24% in our Cool Beans® pod sales.  Cool Beans® made up 11% of the category in 2014 compared to 8% in 2013.  There was also a 10% decrease in sales of our traditional coffee products for office and food service brewers.  The overall decrease in coffee sales was attributable to lower volume as a result of increased competition. The increase in pod sales is primarily a result of being a lower price, high quality substitute for other single serve coffee products.  Net of acquisitions coffee sales decreased in 2014 compared to 2013.

Refreshment – Sales decreased as a result of a decline in sales of all products in this category.

Equipment Rental – The decrease in equipment rental revenue in fiscal year 2014 compared to the prior year was a result of a 2% decrease in average units in the field while average rental price remained stable.  Net of the acquisitions, rental income decreased 3%.

Office Products – The increase in sales was a result of the acquisition of an office products business in October 2013 in our southern New England market and resulting increase and re-training of our sales staff.

Other – Commissions earned on brokered sales, an arrangement that was a result of the October 2013 acquisition, accounted for the increase in sales.  Fees that are charged to offset energy costs for delivery and freight, raw materials, and bottling operations decreased 4% based on the market price of diesel fuel and the number of customers paying those fees.

Gross Profit/Cost of Goods Sold
Gross profit decreased $861,000 in fiscal year 2014 compared to 2013, to $35,853,000 from $36,714,000.  Gross profit as a percentage of sales decreased to 48% from 52%, respectively.  The decrease in gross profit and gross profit as a percentage of sales was primarily due to lower water, coffee, and refreshment sales and equipment rental. The increase in office products sales was not enough to offset the decrease because this category generally has lower gross margins.

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

Income from Operations/Operating Expenses
Income from operations was $1,698,000 in 2014 compared to $2,790,000 in 2013, a decrease of $1,092,000. The decrease is attributable to lower gross profit as well as higher operating expenses.  Total operating expenses increased to $34,156,000 for the year, from $33,924,000 the prior year, an increase of $232,000, or 1%.

Selling, general and administrative (SG&A) expenses were $32,403,000 in fiscal year 2014 compared to $32,185,000 in fiscal year 2013, an increase of $218,000, or 1%.  Of total SG&A expenses:

•
Route sales costs decreased 2%, or $315,000, to $14,500,000 in fiscal year 2014 from $14,815,000 in fiscal year 2013, primarily related to lower labor and vehicle lease costs. Included as a component of route sales costs are total direct distribution related costs which decreased $335,000, or 2%, to $13,806,000 in fiscal year 2014 from $14,141,000 in fiscal year 2013, primarily as a result of lower labor and vehicle lease costs;

•
Selling costs increased 11%, or $485,000, to $5,059,000 in fiscal year 2014 from $4,574,000 in fiscal year 2013.  The higher costs were attributable to increasing staff and travel to support the growth of the Company’s office products business

•
Administrative costs increased 48,000, or 1%, to $12,844,000 in fiscal year 2014 from $12,796,000 in fiscal year 2013. The decrease was mostly attributable to lower labor costs in support of our IT infrastructure.

Advertising expenses decreased to $750,000 in fiscal year 2014 from $773,000 in 2013, a decrease of $23,000, or 3%. The decrease in advertising costs is primarily related to a decrease in traditional Yellow Pages advertising despite an increase in printed and internet advertising.

Amortization was essentially the same, $1,002,000 in 2014 compared to $999,000 in 2013.  Amortization is attributable to intangible assets that were acquired as part of acquisitions in recent years.

There was a net gain from the sale of miscellaneous assets in fiscal year 2013 of $32,000. The net amount of the cumulative transactions in 2014 offset each other.   These were sales of miscellaneous assets no longer used in the course of business.

As of October 31, 2014 and 2013, considering qualitative factors, we concluded it is more likely than not that the fair value of the Company is greater than its carrying amount (Step 0); therefore performing the two-step goodwill impairment test was not necessary.  In performing this qualitative assessment we considered factors including, but not limited to, the following:

•	Macroeconomic conditions including the general economic conditions, limitations on accessing capital, and other developments in equity and credit markets
•
Industry and market considerations including any deterioration in the environment in which we operate, an increased competitive environment, a decline in market-dependent multiples or metrics, a change in the market for our products or services, or a regulatory or political development

•	Cost factors such as increases in raw materials, labor, or other costs that have a negative effect on earnings and cash flows
•	Overall financial performance including negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods
•	Other relevant entity-specific events such as changes in management, key personnel, strategy, or customers; or litigation
•	Whether a sustained, material decrease in share price had occurred.

Other Expense, Income Taxes, and Income before Income Taxes
Interest expense was $1,498,000 for fiscal year 2014 compared to $1,867,000 for fiscal year 2013, a decrease of $369,000.  The decrease is primarily attributable to lower outstanding debt.

Income before income taxes of $199,000 in fiscal year 2014 compared to 917,000 in fiscal year 2013, a decrease of $718,000.

Income tax expense for fiscal year 2014 of $45,000 compared to $346,000 for fiscal year 2013 and resulted in an effective tax rate of 22% in 2014 and 38% in 2013. The decrease in taxes was a result of lower taxable income as well as a lower rate. The lower rate is attributable to state tax credits and deferred tax adjustments.

Net Income
Net income for 2014 was $155,000 compared to $571,000 in fiscal year 2013, a decrease of $416,000.  Earnings were lower as a result of lower gross profit despite higher sales and higher operating costs. Lower operating income in 2014 more than offset the decrease in interest expense from 2013 to 2014. The net income in the respective years was completely attributable to continuing operations.

Based on the weighted average number of shares of Common Stock outstanding of 21,360,000 (basic and diluted), net income per share in 2014 was $.01 per share.  In 2013, weighted average number of shares of Common Stock outstanding was 21,372,000 (basic and diluted) resulting in net income of $.03 per share. This was a decrease of $.02 per share.

In 2014, there was a $10,000 of unrealized gains related to our swap activity that we have designated as cash flow hedges, net of reclassification adjustments and taxes. We terminated two (one hedged, one unhedged) interest rate hedge swap agreements during 2013 and entered into a new one. The net effect of the resulting swapped transactions was $50,000 in unrealized gains in 2013, net of reclassification adjustments and taxes.  The decrease in unrealized gains during the year has been recognized as an adjustment to net income (loss) to arrive at comprehensive income as defined by the applicable accounting standards.

 Liquidity and Capital Resources

As of October 31, 2014, we had working capital of $5,957,000 compared to $6,725,000 as of October 31, 2013, a decrease of $768,000.  The decrease in working capital is primarily attributable to lower net income and short line borrowings from the Company’s line of credit.

Net cash provided by operating activities was $3,498,000 in 2014 compared to $4,515,000 in 2013, a decrease of $1,017,000.  In addition to lower net income, the decrease is reflective of a decrease in deprecation and other net working capital changes that used cash. We use cash provided by operations to repay debt and fund capital expenditures.  In fiscal year 2014, we used $1,571,000 for repayment of debt. This was $3,102,000 less than we paid in 2013.  Net of the funds borrowed from our line of credit. We used $2,319,000 for capital expenditures in 2014 compared to $2,239,000 in 2013.

Our Credit Agreement with Bank of America (“the Bank”) provides a senior financing facility consisting of term debt and a revolving line of credit.  As of October 31, 2014 we had $8,512,000 outstanding on our term loan. Additionally, we had $500,000 outstanding on our line of credit and a letter of credit of $1,400,000 issued as collateral for our liability insurance program resulting in $3,100,000 available to borrow on the line of credit as of that date.

The agreement amortizes the term debt over a five year period with 59 equal monthly installments of $130,952 and a final payment of $3,273,832 due in March 2018. The line of credit matures in March 2016.

Under the Agreement, interest is paid at a rate of one-month LIBOR plus a margin determined by certain leverage ratios specified in the agreement.  As of October 31, 2014, the Company had $2,128,000 of the term debt subject to variable interest rates.  The one-month LIBOR was .15% on the last business day of October 2014 resulting in total variable interest rates of 2.65% and 2.40%, for the term note and the revolving line of credit, respectively, as of October 31, 2014.

As of October 31, 2014, the Company has an interest rate swap agreement in effect for the purpose of fixing at least 75% of the term loan under the Agreement with Bank of America. The swap fixes the rate on at least 75% of the outstanding balance of the term note at 3.18% (.68% plus the applicable margin under the Agreement, 2.50%) until March 2016.

Our credit facility requires that we be in compliance with certain financial covenants at the end of each fiscal quarter.  The covenants include senior debt service coverage as defined of greater than 1.25 to 1, total debt service coverage as defined of greater than 1 to 1, and senior debt to EBITDA of less than 2.50 to 1. As of October 31, 2014, we were in compliance with the financial covenants of our credit facility. The Agreement prohibits us from paying dividends without prior consent of the lender.  The Company is prohibited from entering into other debt agreements without the Bank’s consent.

In addition to our senior and subordinated debt commitments, we have significant future cash commitments, primarily in the form of operating leases that are not reported on the balance sheet.  These operating leases are described in Note 15 to our Audited Consolidated Financial Statements.

The following table sets forth our contractual commitments as of October 31, 2014:

	Payment due by Period (2)
Contractual Obligations	Total	2015	2016-2017	2018-2019	After 2020
Debt	$19,072,000	$2,131,000	$3,142,000	$13,799,000	$-
Interest on Debt (1)	5,364,000	1,412,000	2,679,000	1,273,000	-
Operating Leases	11,289,000	3,502,000	5,025,000	2,225,000	537,000
Total	$35,725,000	$7,045,000	$10,846,000	$17,297,000	$537,000

(1)	Interest based on 75% of outstanding senior debt at the hedged interest rate discussed above, 25% of outstanding senior debt at a variable rate of 2.65% and subordinated debt at a rate of 12%.

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

Goodwill – Intangible Asset Impairment
We have acquired a significant number of companies.  The excess of the purchase price over the fair value of the assets and liabilities acquired has been recorded as goodwill.  If goodwill is not impaired, it would remain as an asset on our balance sheet at the value assigned in the acquisitions.  If it is impaired, we would be required to write down the asset to an amount that accurately reflects its estimated implied value.  If we elect not to perform a Step 0 assessment, the assessment of the carrying value of goodwill is a two step process. In step one, the fair value of the Company is determined, using a weighted average of three different approaches – quoted stock price (a market approach), value comparisons to publicly traded companies believed to have comparable reporting units (a market approach), and discounted net cash flow (an income approach).  This approach provides a reasonable estimation of the value of the Company and takes into consideration the Company’s thinly traded stock and concentrated holdings, market comparable valuations, and expected results of operations.  The resulting estimated fair value is then compared to our equity value.

We performed a qualitative assessment (Step 0) to determine if a similar approach was required as of October 31, 2014 and 2013. In conducting the assessment we considered what adverse or positive mitigating events and circumstances would significantly influence the valuation. Qualitative factors that we considered in the Step 0 assessment included, but were not limited to, macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other relevant entity-specific events and sustained declines in our share price. We determined that is not more likely than not that the fair value of our reporting unit was less than the carrying value for both the years that the assessment was conducted for.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of October 31, 2014. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 1992) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of October 31, 2014, the Company's internal control over financial reporting is effective based on those criteria.

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

b) Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended October 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to the sections captioned “Directors,” “Our Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance” and “Committees of the Board of Directors” in our 2015 proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended October 31, 2014.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to the sections captioned “Compensation of Executive Officers” and “Compensation of Non-Employee Directors” in our 2015 proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended October 31, 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table sets forth certain information as of October 31, 2014 about shares of our Common Stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements that were not required to be and were not submitted to our stockholders for approval.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)).
Equity compensation plans approved by security holders	247,750	$2.07	500,000
Equity compensation plans not approved by security holders	-0-	-	-0-
Total	247,750	$2.07	500,000

Additional information required by this Item is incorporated by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in our 2015 proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended October 31, 2014.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to the section captioned “Corporate Governance” in our 2015 proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended October 31, 2014.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated by reference to the sections captioned “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policies and Procedures” in our 2015 proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended October 31, 2014.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

a)	The following documents are filed as part of this report:

(1) Financial Statements

(2) Schedules

None

(3) Exhibits:

3.1	Certificate of Incorporation	S-4	September 6, 2000	Exhibit B to Appendix A
3.2	Certificate of Amendment to Certificate of Incorporation	8-K	October 19, 2000	4.2
3.3	Amended and Restated By-Laws as adopted March 29, 2010	8-K	April 2, 2010	3.2
3.4	Certificate of Ownership and Merger of Crystal Rock Holdings, Inc. with and into Vermont Pure Holdings, Ltd.	8-K	April 30, 2010	3.1
4.1	Registration Rights Agreement with Peter K. Baker, Henry E. Baker, John B. Baker and Ross Rapaport	8-K	October 19, 2000	4.6
10.1*	1998 Incentive and Non-Statutory Stock Option Plan, as amended	14A	February 28, 2003	A
10.2*	2004 Stock Incentive Plan	14A	March 1, 2004	B
10.3*	Employment Agreement dated May 2, 2007 with Peter K. Baker	8-K	May 2, 2007	10.1
10.4*	Employment Agreement dated May 2, 2007 with Bruce S. MacDonald	8-K	May 2, 2007	10.3
10.5*	Employment Agreement dated May 2, 2007 with John B. Baker	8-K	May 2, 2007	10.2
10.6	Lease of Buildings and Grounds in Watertown, Connecticut from the Baker’s Grandchildren Trust	S-4	September 6, 2000	10.22

10.7	First Amendment to the Lease of Buildings and Grounds in Watertown, Connecticut from the Baker’s Grandchildren Trust	10-Q	September 14, 2007	10.4
10.8	Amended and Restated Credit Agreement dated April 5, 2010 with Bank of America.	8-K	April 9, 2010	10.1
10.9	Form of Amended and Restated Term Note dated April 5, 2010 to Bank of America.	8-K	April 9, 2010	10.2
10.10	Form of Amended and Restated Subordination and Pledge Agreement dated April 5, 2010 between Henry E. Baker and Bank of America.	8-K	April 9, 2010	10.3
10.11	Form of Amended and Restated Subordination and Pledge Agreement dated April 5, 2010 between John B. Baker and Peter K. Baker and Bank of America.	8-K	April 9, 2010	10.4
10.12	Form of Amended and Restated Promissory Note dated April 5, 2010 issued to Henry E. Baker, John B. Baker and Peter K. Baker	8-K	April 9, 2010	10.5
10.13	Form of Indemnification Agreement dated November 2, 2005 with each of Henry E. Baker, John B. Baker, Peter K. Baker, Phillip Davidowitz,David Jurasek, Bruce S. MacDonald and Ross S. Rapaport	10-K	January 30, 2006	10.21
10.14	Form of Indemnification Agreement dated November 2, 2005 with each of John M. Lapides and Martin A. Dytrych and dated February 15, 2012 for Lori J. Schafer	10-K	January 30, 2006	10.22
10.15	Financial Assistance Agreement with Connecticut Innovations dated August 20, 2007	10-K	January 29, 2008	10.30
10.16*	Amendment No. 1 to Employment Agreement with Peter K. Baker dated September 10, 2009.	10-Q	September 14, 2009	10.1
10.17*	Amendment No. 1 to Employment Agreement with John B. Baker dated September 10, 2009.	10-Q	September 14, 2009	10.2
10.18	Letter of Waiver and Consent dated September 15, 2010 signed by Martin Dytrych, Henry Baker, Peter Baker, and John Baker.	8-K	October 1,2010	10.1
10.19**	First Amendment to the Credit Agreement dated September 28, 2010 with Bank of America.	8-K	October 1,2010	10.2
10.20	Letter from Henry E., Peter K., and John B. Baker and Ross S. Rapaport, as trustee, to Bank America, as agreed to, to amend Subordination Agreements.	8-K	October 1,2010	10.3
10.21	Lease of Building and Land in Stamford, Connecticut from Henry E. Baker dated September 30, 2010.	8-K	October 1,2010	10.4
10.22*	Amendment No. 2 to Employment Agreement with Peter K. Baker dated October 19, 2011.	10-K	January 27, 2012	10.24
10.23*	Amendment No. 2 to Employment Agreement with John B. Baker dated October 19, 2011.	10-K	January 27, 2012	10.25
10.24**	Second Amendment to the Credit Agreement with Bank of America dated May 14, 2012.	10-Q	June 14, 2012	10.1

10.25**	Third Amendment to the Credit Agreement with Bank of America dated March 13, 2013		10-Q	March 18,2013	10.1
10.26	Amendment of Second Amended and Restated Subordinated Note and Subordinated Note to Henry Baker dated March 13, 2013		10-Q	March 18, 2013	10.2
10.27	Amendment of Subordinated Note to Peter and John Baker dated March 13, 2013		10-Q	March 18, 2013	10.3
10.28	Second Amended and Restated Term Note to Bank of America dated March 13, 2013		10-Q	March 18, 2013	10.4
10.29	Letter of Waiver and Consent dated December 21, 2012 signed by Martin Dytrych, Henry Baker, Peter Baker, and John Baker		8-K	December 28, 2012	10.1
10.30	Letter of Waiver and Consent From Bank of America dated December 21, 2012 signed by Donald Bates and Bruce MacDonald		8-K	December 28, 2012	10.2
10.31	Agreement of Purchase and Sale between the Company and Universal Business Equipment Corp.		10-K	January 28, 2014	10.32
10.32	Crystal Rock Holdings, Inc. 2014 Stock Incentive Program		14A	February 28, 2014	A
10.33**	Fourth Amendment to the Credit Agreement with Bank of America dated September 30, 2013	X
10.34**	Fifth Amendment to the Credit Agreement with Bank of America dated January 14, 2015	X
21.1	Subsidiary	X
23.1	Consent of Wolf & Company, P.C.	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
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
** Exhibits filed as Amendments to Exhibit 10.8, our Credit Agreement, are filed for completeness and not necessarily because any particular Amendment, considered alone, was material to the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Crystal Rock Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRYSTAL ROCK HOLDINGS, INC.

Dated: January 27, 2015	By: /s/ Peter K. Baker
Peter K. Baker, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ross S. Rapaport Ross S. Rapaport	Chairman of the Board of Directors	January 27, 2015

/s/ John B. Baker John B. Baker	Executive Vice President and Director	January 27, 2015

/s/ Peter K. Baker Peter K. Baker	Chief Executive Officer and Director	January 27, 2015

/s/ Martin A. Dytrych Martin A. Dytrych	Director	January 27, 2015

/s/ John M. Lapides John M. Lapides	Director	January 27, 2015

/s/ Lori J. Schafer Lori J. Schafer	Director	January 27, 2015

/s/ Bruce S. MacDonald Bruce S. MacDonald	Chief Financial Officer, Chief Accounting Officer and Secretary	January 27, 2015

EXHIBITS TO CRYSTAL ROCK HOLDINGS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED OCTOBER 31, 2014
Exhibits Filed Herewith

Exhibit Number	Description

10.33	Fourth Amendment to the Credit Agreement with Bank of America dated September 30, 2013
10.34	Fifth Amendment to the Credit Agreement with Bank of America dated January 14, 2015
21.1	Subsidiary
23.1	Consent of Wolf & Company, P.C.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE

Report of the Independent Registered Public Accounting Firm	F-1

Financial Statements:
Consolidated Balance Sheets, October 31, 2014 and 2013	F-2

Consolidated Statements of Operations, Fiscal Years Ended October 31, 2014 and 2013	F-3

Consolidated Statements of Comprehensive Income, Fiscal Years Ended October 31, 2014 and 2013	F-4

Consolidated Statements of Changes in Stockholders’ Equity, Fiscal Years Ended October 31, 2014 and 2013	F-5

Consolidated Statements of Cash Flows, Fiscal Years Ended October 31, 2014 and 2013	F-6

Notes to the Consolidated Financial Statements	F-7 - F-25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Crystal Rock Holdings, Inc.
Watertown, Connecticut

We have audited the accompanying consolidated balance sheets of Crystal Rock Holdings, Inc. and subsidiary as of October 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crystal Rock Holdings, Inc. and subsidiary as of October 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Wolf & Company, P.C.
Boston, Massachusetts
January 27, 2015

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	October 31,	October 31,
	2014	2013

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,841,044	$2,089,787
Accounts receivable, trade - net of reserve of $273,346 and
$360,734 for 2014 and 2013, respectively	9,717,721	9,249,324
Inventories	2,440,364	2,550,593
Current portion of deferred tax asset	359,825	370,593
Other current assets	869,372	869,871

TOTAL CURRENT ASSETS	15,228,326	15,130,168

PROPERTY AND EQUIPMENT - net	7,088,620	7,444,869

OTHER ASSETS:
Goodwill	12,156,790	12,156,790
Other intangible assets - net	2,783,424	3,435,709
Deferred tax asset	73,492	66,555
Other assets	39,000	39,000

TOTAL OTHER ASSETS	15,052,706	15,698,054

TOTAL ASSETS	$37,369,652	$38,273,091

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Line of credit	$500,000	$-
Current portion of long term debt	1,631,424	1,571,424
Accounts payable	3,920,196	3,768,870
Accrued expenses	2,559,937	2,377,964
Current portion of customer deposits	631,836	653,740
Current portion of unrealized loss on derivatives	27,480	33,539

TOTAL CURRENT LIABILITIES	9,270,873	8,405,537

Long term debt, less current portion	6,940,488	8,511,912
Deferred tax liability	4,149,003	4,425,420
Subordinated debt	10,000,000	10,000,000
Customer deposits, less current portion	2,446,305	2,520,423
Long term portion of unrealized loss on derivatives	1,036	11,116

TOTAL LIABILITIES	32,807,705	33,874,408

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock - $.001 par value, 50,000,000 authorized shares,
21,960,229 issued and 21,358,411 outstanding shares as of
October 31, 2014 and 21,960,229 issued and 21,364,411
outstanding as of October 31, 2013	21,960	21,960
Additional paid in capital	58,466,706	58,462,497
Treasury stock, at cost, 601,818 shares as of October 31, 2014
and 595,818 shares as of October 31, 2013	(900,360)	(894,991)
Accumulated deficit	(53,009,249)	(53,163,990)
Accumulated other comprehensive loss	(17,110)	(26,793)
TOTAL STOCKHOLDERS' EQUITY	4,561,947	4,398,683

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$37,369,652	$38,273,091

See the accompanying notes to the consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended October 31,
	2014	2013

NET SALES	$75,154,714	$70,980,512

COST OF GOODS SOLD	39,301,334	34,266,303

GROSS PROFIT	35,853,380	36,714,209

OPERATING EXPENSES:
Selling, general and administrative expenses	32,403,265	32,184,917
Advertising expenses	750,206	772,775
Amortization	1,001,914	998,942
Loss (gain) on disposal of property and equipment	331	(32,293)

TOTAL OPERATING EXPENSES	34,155,716	33,924,341

INCOME FROM OPERATIONS	1,697,664	2,789,868

OTHER EXPENSE:
Interest	1,498,203	1,867,190
Loss on derivatives	-	5,578

TOTAL OTHER EXPENSE	1,498,203	1,872,768

INCOME BEFORE INCOME TAXES	199,461	917,100

INCOME TAX EXPENSE	44,720	345,689

NET INCOME	$154,741	$571,411

NET INCOME PER SHARE - BASIC	$0.01	$0.03

NET INCOME PER SHARE - DILUTED	$0.01	$0.03

WEIGHTED AVERAGE SHARES USED IN COMPUTATION - BASIC	21,360,104	21,372,111
WEIGHTED AVERAGE SHARES USED IN COMPUTATION - DILUTED	21,360,104	21,372,111

See the accompanying notes to the consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year ended October 31,
	2014	2013

NET INCOME	$154,741	$571,411
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Cash Flow Hedges:
Amortization of loss on derivative undesignated as cash flow hedge	-	15,066
Unrealized gain on derivatives designated as cash flow hedges	9,683	34,450
Other Comprehensive Income, net of tax	9,683	49,516
TOTAL COMPREHENSIVE INCOME	$164,424	$620,927

See the accompanying notes to the consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

							Accumulated
	Common		Additional		Treasury		Other
	Shares	Stock	Paid in	Treasury	Stock	Accumulated	Comprehensive
	Issued	Par Value	Capital	Shares	Amount	Deficit	Loss	Total
Balance, October 31, 2012	21,960,229	$21,960	$58,462,497	579,498	$(878,560)	$(53,735,401)	$(76,309)	$3,794,187

Shares repurchased				16,320	(16,431)			(16,431)

Comprehensive Income						571,411	49,516	620,927

Balance, October 31, 2013	21,960,229	$21,960	$58,462,497	595,818	$(894,991)	$(53,163,990)	$(26,793)	$4,398,683

Non cash share-based compensation			4,209					4,209

Shares repurchased				6,000	(5,369)			(5,369)

Comprehensive Income						154,741	9,683	164,424

Balance, October 31, 2014	21,960,229	$21,960	$58,466,706	601,818	$(900,360)	$(53,009,249)	$(17,110)	$4,561,947

See the accompanying notes to the consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended October 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$154,741	$571,411
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,742,320	3,024,328
Provision for bad debts on accounts receivable	253,071	247,688
Amortization	1,001,914	998,942
Non cash interest expense	-	108,602
Non cash change in fair value of contingent consideration	-	(101,103)
Loss on derivatives	-	5,578
Deferred tax expense	(279,042)	(47,249)
Loss (gain) on disposal of property and equipment	331	(32,293)
Non cash share-based compensation	4,209	-

Changes in operating assets and liabilities:
Accounts receivable	(721,468)	(532,124)
Inventories	110,229	79,072
Other current assets	499	424,582
Accounts payable	151,326	(97,336)
Accrued expenses	181,973	(171,730)
Customer deposits	(102,022)	36,500
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,498,081	4,514,868

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,318,965)	(2,238,530)
Proceeds from sale of property and equipment	3,891	57,668
Cash used for acquisitions	(354,957)	(898,651)
NET CASH USED IN INVESTING ACTIVITIES	(2,670,031)	(3,079,513)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net line of credit borrowings	500,000	-
Proceeds from long term debt	-	2,273,000
Principal payments on debt	(1,571,424)	(4,673,414)
Purchase of treasury stock	(5,369)	(16,431)
NET CASH USED IN FINANCING ACTIVITIES	(1,076,793)	(2,416,845)

NET DECREASE IN CASH	(248,743)	(981,490)

CASH AND CASH EQUIVALENTS - Beginning of year	2,089,787	3,071,277

CASH AND CASH EQUIVALENTS - End of year	$1,841,044	$2,089,787

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION,
EXCLUDING NON-CASH FINANCING AND INVESTING ACTIVITIES:
Cash paid for interest	$1,492,378	$1,870,505

Cash paid (received) for taxes, net	$313,076	$(160,137)

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Notes payable issued in acquisitions	$60,000	$18,750

See the accompanying notes to the consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS OF THE COMPANY AND BASIS OF PRESENTATION

Crystal Rock Holdings, Inc. and Subsidiary (collectively, the “Company”) is engaged in the production, marketing and distribution of bottled water and the distribution of coffee, ancillary products, various other refreshment products and office products. The Company operates exclusively as a home and office delivery business, using its own trucks to distribute throughout New England, New York, and New Jersey. In addition, it offers its products for sale over the internet and shipping through third parties.

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

Goodwill and Other Intangibles – Intangible assets with lives restricted by contractual, legal, or other means are amortized over their useful lives. The Company defines an asset’s useful life as the period over which the asset is expected to contribute to the future cash flows of the entity.  Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The amount of impairment for goodwill and other intangible assets is measured as the excess of their carrying values over their implied fair values.  To test goodwill, we first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the applicable reporting unit is less than its carrying value. If, after assessing these events or circumstances, we determine that it is not more likely than not that the fair value of such reporting unit is less than its carrying amount, we will proceed to perform a two-step impairment analysis. For other separately recognized intangible assets with indefinite lives, we use a qualitative approach to test such assets for impairment if certain conditions are met.  Management reviewed qualitative factors relative to the carrying value of goodwill as of October 31, 2014 and 2013 and determined, without a two-step impairment assessment, that it was more likely than not that the fair value of the Company is greater than its carrying amount.  Other than goodwill, intangible assets consist primarily of customer lists and covenants not to compete, with estimated lives ranging from 3 to 10 years.

Impairment for Long-Lived and Intangible Assets – The Company reviews long-lived assets and certain identifiable intangible assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.  Recoverability is assessed based on estimated undiscounted future cash flows.  As of October 31, 2014 and 2013, the Company believes that there has been no impairment of its long-lived and intangible assets.

Stock-Based Compensation – The Company has three stock-based compensation plans under which incentive and non-qualified stock options and restricted shares may be granted. During 2014 there were no stock options granted under these plans.  During 2013, options to purchase 51,250 shares of the Company’s stock were issued under one of these plans. Prior to 2013, there had been no grants under these plans since 2005. The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost is recognized over the period during which an employee is required to provide services in exchange for the award, the requisite service period (usually the vesting period). The Company provides an estimate of forfeitures at initial grant date. This policy did not have a material impact on the Company’s results of operations as a result of no options being issued in 2014 and the relatively small number of options issued in 2013.

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

Shipping and Handling Costs – The Company distributes its home and office products directly to its customers on its own trucks.  The delivery costs related to the Company’s route system, which are reported under selling, general, and administrative expenses, were approximately $13,806,000 and $14,141,000 for fiscal years 2014 and 2013, respectively.

3.	MERGERS AND ACQUISITIONS

In fiscal year 2014 the Company purchased certain assets of Esio in Connecticut, DS Waters in New York, and Acqua Fresca in Rhode Island.  In fiscal year 2013, the Company purchased assets of Ralan, a company based in Connecticut; Health Waters based in New Jersey; and Universal Business Equipment Corp. based in Connecticut.  The purchase price paid for the acquisitions for the respective years is as follows:

Fiscal Year 2014	Esio	DS Waters	Acqua Fresca	Total
Month Acquired	April	June	September
Cash	$30,000	$219,632	$105,325	$354,957
Deposits	-	-	6,000	6,000
Debt	60,000	-	-	60,000
Purchase Price	$90,000	$219,632	$111,325	$420,957
Fiscal Year 2013	Ralan	Health Waters	Universal	Total
Month Acquired	May	June	October
Cash	$60,000	$25,929	$812,722	$898,651
Working Capital	-	-	1,441,879	1,441,879
Debt	18,750	-	-	18,750
Purchase Price	$78,750	$25,929	$2,254,601	$2,359,280

Acquisition-related costs (included in selling, general and administrative expenses in the consolidated statements of operations) were $1,764 in fiscal year 2014 and $22,313 in fiscal year 2013.

The allocation of purchase price to the corresponding line item on the financial statements related to these acquisitions for the respective years is as follows:

	2014	2013
Property and Equipment, net	$71,328	$128,460
Other Intangible Assets, net	349,629	2,230,820
Purchase Price	$420,957	$2,359,280

The following table summarizes the pro forma consolidated condensed results of operations (unaudited) of the Company for the fiscal years ended October 31, 2014 and 2013 as though all the acquisitions had been consummated at the beginning of fiscal year 2013.
	2014	2013
Net Sales	$75,575,356	$77,341,912
Net Income	$227,619	$544,076
Net Income Per Share-Diluted	$.01	$.03
Weighted Average Common Shares Outstanding-Diluted	21,360,104	21,372,111

The operating results of the acquired entities have been included in the accompanying statements of operations since their respective dates of acquisition.

4.	ACCOUNTS RECEIVABLE

The activity in the allowance for doubtful accounts for the years ended October 31, 2014 and 2013 is as follows:

	2014	2015
Balance, beginning of year	$360,734	$447,302
Provision	253,071	247,688
Write-offs	(340,459)	(334,256)
Balance, end of year	$273,346	$360,734

5.	INVENTORIES

Inventories consisted of the following at:

	October 31,	October 31,
	2014	2013
Finished Goods	$2,219,351	$2,365,586
Raw Materials	221,013	185,007
Total Inventories	$2,440,364	$2,550,593

Finished goods inventory consists of products that the Company sells such as, but not limited to, coffee, cups, soft drinks, and snack foods.  Raw material inventory consists primarily of bottle caps.  The amount of raw and bottled water on hand does not represent a material amount of inventory.  The Company estimates that value as of October 31, 2014 and October 31, 2013 to be $70,000 and $50,000, respectively.  This value includes the cost of allocated overhead.  Bottles are accounted for as fixed assets.

6.	OTHER CURRENT ASSETS

At October 31, the balance of other current assets is itemized as follows:

	2014	2013
Notes Receivable - Current	$14,117	$8,367
Prepaid Insurance	281,070	283,155
Prepaid Software	2,828	107,416
Prepaid Property Taxes	114,042	187,629
Prepaid Fees	46,100	46,100
Prepaid Income Taxes	50,468	61,153
Security Deposits	164,794	78,068
Miscellaneous	195,953	97,983
Total Other Current Assets	$869,372	$869,871

7.	PROPERTY AND EQUIPMENT, NET

Property and equipment at October 31 consisted of:

	Useful Life	2014	2013
Leasehold improvements	Shorter of useful life of asset or lease term	$2,055,484	$1,984,723
Machinery and equipment	3 - 10 yrs.	21,936,322	21,925,151
Bottles, racks and vehicles	3 - 7 yrs.	4,889,271	4,620,964
Furniture, fixtures and office equipment	3 - 7 yrs.	3,138,198	2,952,416
Construction in progress		126	112,747
Property and equipment before accumulated depreciation		32,019,401	31,596,001
Less accumulated depreciation		24,930,781	24,151,132
Property and equipment, net of accumulated depreciation		$7,088,620	$7,444,869

Depreciation expense for the fiscal years ended October 31, 2014 and 2013 was $2,742,320 and $3,024,328, respectively.

8.	EQUIPMENT RENTAL

The carrying cost of the equipment rented to customers under contract, which is included in property and equipment in the consolidated balance sheets, is calculated as follows:

	2014	2013
Original Cost	$2,701,664	$2,938,195
Accumulated Depreciation	2,120,537	2,316,613
Carrying Cost	$581,127	$621,582

We expect to have revenue of $583,000 from the rental of equipment under contract at the end of the year over the next twelve months. After twelve months customer contracts convert to a month-to month basis.

9.	GOODWILL AND OTHER INTANGIBLE ASSETS

Major components of other intangible assets consisted of:

	October 31, 2014			October 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Wgt. Avg. Amort. Years	Gross Carrying Amount	Accumulated Amortization	Wgt. Avg. Amort. Years
Amortized Intangible Assets:
Covenants Not to Compete	$2,526,488	$2,296,369	3.04	$2,501,488	$2,149,155	3.15
Customer Lists	10,261,635	8,006,107	3.78	9,937,006	7,163,740	4.19
Other Identifiable Intangibles	548,311	250,534	24.96	548,311	238,201	25.85
Total	$13,336,434	$10,553,010		$12,986,805	$9,551,096

Amortization expense for the fiscal years ending October 31, 2014 and 2013 was $1,001,914 and $998,942, respectively.  There were no changes in the carrying amount of goodwill for the fiscal years ending October 31, 2014 and 2013.

Estimated amortization expense for the next five years is as follows:

Fiscal Year Ending October 31,
2015	$725,000
2016	604,000
2017	595,000
2018	497,000
2019	72,000

An assessment of the carrying value of goodwill was conducted as of October 31, 2014 and 2013.  Both years the Company elected to perform a qualitative (Step 0) assessment of goodwill.  Qualitative factors that we considered in the Step 0 assessment included, but were not limited to, macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other relevant entity-specific events and sustained declines in our share price.  At the conclusion of the Step 0 assessment, the Company determined that is not more likely than not that the fair value of our reporting unit was less than the carrying value. Therefore, goodwill was not impaired.

10.	OTHER ASSETS

At October 31, 2014 and 2013 the entire balance of Other Assets was related to equity in ownership interests.

11.	ACCRUED EXPENSES

Accrued expenses as of October 31 are as follows:

	2014	2013
Payroll and Vacation	$1,416,837	$1,387,664
Interest	315,588	315,154
Health Insurance	265,352	259,612
Accounting and Legal	315,967	133,487
Miscellaneous	246,193	282,047
Total	$2,559,937	$2,377,964

12.	DEBT

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

There was $500,000 outstanding on the line of credit and a letter of credit issued for $1,400,000 to collateralize the Company’s liability insurance program as of October 31, 2014.  Consequently, as of that date, there was $3,100,000 available to borrow from the revolving line of credit. There was $8,512,000 outstanding on the term note as of October 31, 2014.

Under the Agreement, interest is paid at a rate of one-month LIBOR plus a margin based on the achievement of a specified leverage ratio.  As of October 31, 2014, the margin was 2.50% for the term note and 2.25% for the revolving line of credit.  The Company fixed the interest rate on 75% of its term debt by purchasing an interest rate swap as of the date of the Agreement. As of October 31, 2014, the Company had $2,128,000 of the term debt subject to variable interest rates.  The one-month LIBOR was .15% on the last business day of October 2014 resulting in total variable interest rates of 2.65% and 2.40%, for the term note and the revolving line of credit, respectively, as of October 31, 2014.

The Agreement requires the Company to be in compliance with certain financial covenants at the end of each fiscal quarter.  The covenants include senior debt service coverage as defined of greater than 1.25 to 1, total debt service coverage as defined of greater than 1 to 1, and senior debt to EBITDA of less than 2.50 to 1.  As of October 31, 2014, the Company was in compliance with these covenants and terms of the Agreement.

Subordinated Debt

In addition to the senior debt, as of October 31, 2014, the Company has subordinated debt owed to Henry, Peter and John Baker in the aggregate principal amount of $10,000,000 that is due October 5, 2018.  The interest rate on each of these notes is 12% per annum.  In each of December 2012 and March 2013 the Company made separate discretionary payments of $1,500,000 to the subordinated debt holders.

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

Annual Maturities
Annual maturities of debt as of October 31, 2014 are summarized as follows:

	Senior	Subordinated	Note payable	Total
Fiscal year ending October 31,
2015	$1,571,000	$-	$60,000	$1,631,000
2016	2,071,000	-	-	2,071,000
2017	1,571,000	-	-	1,571,000
2018	3,799,000	10,000,000	-	13,799,000
Total Debt	$9,012,000	$10,000,000	$60,000	$19,072,000

13.	ON-BALANCE SHEET DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

As of October 31, 2014, the total notional amount of the latest swap agreement was $6,384,000.  On that date, the variable rate on the remaining portion of the term note was 2.65%.

At October 31, 2014, the net unrealized loss or gain relating to interest rate swap was recorded in current and long-term liabilities. The current portion is the valuation of the hedging instrument over the next twelve months while the balance of the unrealized loss makes up the long term portion. For the effective portion of the hedge, which is the latest swap at October 31, 2014 and October 31, 2013, changes in the fair value of interest rate swaps designated as hedging instruments to mitigate the variability of cash flows associated with long-term debt are reported in other comprehensive income or loss net of tax effects. The amounts relating to the old swap previously reflected in accumulated other comprehensive income were amortized to earnings over the remaining term of the undesignated cash flow hedge. Payments on the old swap, and receipt of income on the offsetting swap, are reported as gain or loss on derivatives and an adjustment to other comprehensive income or loss net of tax effects.

The table below details the adjustments to other comprehensive income (loss), on a before-tax and net-of tax basis, for the fiscal years ended October 31, 2014 and 2013.

	Before-Tax	Tax Benefit (Expense)	Net-of-Tax
Fiscal Year Ended October 31, 2013
Loss on interest rate swap	$(49,304)	$19,723	$(29,581)
Amortization of loss on derivative undesignated as cash flow hedge	25,110	(10,044)	15,066
Reclassification adjustment for loss in income	106,719	(42,688)	64,031
Net unrealized gain	$82,525	$(33,009)	$49,516
Fiscal Year Ended October 31, 2014
Loss on interest rate swap	$(20,609)	$8,243	$(12,366)
Reclassification adjustment for loss in income	36,748	(14,699)	22,049
Net unrealized gain	$16,139	$(6,456)	$9,683

The reclassification adjustments of $36,748 and $106,719 represent interest the Company paid in excess of the amount that would have been paid without the interest rate swap agreements during the fiscal years ended October 31, 2014 and 2013, respectively. These amounts were reclassified from accumulated other comprehensive income and recorded in the consolidated statements of operations as interest expense.  No other material amounts were reclassified during the fiscal years ended October 31, 2014 and 2013.

During the year ended October 31, 2014 the fair value of the swap changed from an unrealized loss on derivative liability of $44,655 at the beginning of the period to $28,516 at the end of the period.  As of October 31, 2014, the estimated net amount of the existing loss that is reported in accumulated other comprehensive loss that is expected to be reclassified into earnings within the next twelve months is $16,488, net of tax.

During fiscal years 2014 and 2013, cash flow hedges were deemed 100% effective. The only interest rate swap in effect was designated as a cash flow hedge for the year ended October 31, 2014 and, therefore, there was no resulting gain or loss for those respective periods for instruments not designated as cash flow hedges. The net loss on interest rate swaps not designated as cash flow hedges, classified as a loss on derivatives on the Company’s statements of operations, amounted to $5,578 for the year ended October 31, 2013.

14.	FAIR VALUES OF ASSETS AND LIABILITIES

Fair Value Hierarchy
The Company’s assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
Liabilities:
October 31, 2014
Unrealized loss on derivatives	$-	$28,516	$-

October 31, 2013
Unrealized loss on derivatives	$-	$44,655	$-

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

There were no assets or liabilities measured at fair value on a nonrecurring basis in fiscal years 2014 and 2013.

15.	COMMITMENTS AND CONTINGENCIES

Operating Leases
The Company’s operating leases consist of trucks, office equipment and rental property.

Future minimum rental payments, including related party leases described below, over the terms of various lease contracts are approximately as follows:

Fiscal Year Ending October 31,
2015	$3,502,000
2016	3,161,000
2017	1,864,000
2018	1,339,000
2019	886,000
Thereafter	537,000
Total	$11,289,000

Rent expense was $3,881,000 and $4,155,000 for the fiscal years ended October 31, 2014 and 2013, respectively.

16.	STOCK BASED COMPENSATION

Stock Option and Incentive Plans
In April 1998, the Company’s shareholders approved the 1998 Incentive and Non Statutory Stock Option Plan (the “1998 Plan”).  In April 2003, the Company’s shareholders approved an increase in the authorized number of shares to be issued under the 1998 Plan from 1,500,000 to 2,000,000.  This plan provides for issuance of options to purchase up to 2,000,000 options to purchase the Company’s common stock under the administration of the compensation committee of the Board of Directors.  The intent of this plan is to issue options to officers, employees, directors, and other individuals providing services to the Company.  Of the total amount of awards authorized under this plan, 75,500 options are outstanding.   As of April 10, 2013, no further options may be granted under the 1998 Plan.

In April 2004, the Company’s shareholders approved the 2004 Stock Incentive Plan (the “2004 Plan”).  This plan provides for issuances of awards of up to 250,000 of the Company’s common stock in the form of restricted or unrestricted shares, or incentive or non-statutory stock options for the purchase of the Company’s common stock. Of the total amount of shares authorized under this plan, 172,250 option shares are outstanding and 26,000 restricted shares have been granted at October 31, 2014.  As of February 18, 2014, no further options may be granted under the 2004 plan.

In April 2014, the Company’s stockholders approved the 2014 Stock Incentive Plan.  The plan provided for issuances of awards of up to 500,000 restricted or unrestricted shares of the Company’s common stock, or incentive or non-statutory stock options to purchase such common stock. Of the total amount of shares authorized under this plan, no options have been granted and 500,000 shares are available for grant at October 31, 2014.

All incentive and non-qualified stock option grants had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table summarizes the activity related to stock options and outstanding stock option balances during the last two fiscal years:

	Outstanding Options (Shares)	Weighted Average Exercise Price
Balance at October 31, 2012	269,500	$2.48
Expired	(58,000)	4.09
Granted	51,250	2.87
Balance at October 31, 2013	262,750	2.09
Expired	(10,000)	3.28
Forfeited	(5,000)	.90
Balance at October 31, 2014	247,750	2.07

There were a total of two option grants, for a total of 10,000 shares that expired from the 1998 Plan and one option grant, for 5,000 shares, that were forfeited from the 2004 Plan in fiscal year 2014. During 2013, 51,250 options were issued and 23,000 options expired from the 2004 Plan. In 2013, 35,000 options expired that were originally issued from the 1998 Plan.

The following table summarizes information pertaining to outstanding stock options that are exercisable as of October 31, 2014:

Exercise Price Range	Outstanding Options (Shares)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value
$.90	46,250	8.92	$0.90	$-
$1.87 - $2.36	201,500	.22	2.33	-
	247,750	1.84	$2.07	$-

Of the outstanding options as of October 31, 2014, 210,750 were vested and as of October 31, 2013 were 211,500 were vested.

Outstanding options were granted with lives of 10 years and provide for vesting over a term of 5 years.  As of October 31, 2014 there is $21,045 of unrecognized future compensation expense that will be recognized over the next four years based on the vesting period of the options. Compensation is determined using the Black-Scholes model and the simplified method to derive the expected term of the options and historical volatility over the past five years.

17.	REPURCHASE OF COMMON STOCK

In May 2012, the Company’s Board of Directors approved the purchase of up to $500,000 of the Company’s common stock.  In fiscal year 2014, the Company purchased 6,000 shares for an aggregate purchase price of $5,369. In fiscal year 2013, the Company purchased 16,320 shares for an aggregate purchase price of $16,431. The Company has used internally generated cash to fund these purchases.

18.	INCOME TAXES

The following is the composition of income tax (benefit) expense:

	2014	2013
Current:
Federal	$208,255	$359,990
State	115,507	32,948
Total current	$323,762	$392,938

Deferred:
Federal	$(200,259)	$(39,713)
State	(78,783)	(7,536)
Total deferred	(279,042)	(47,249)
Total income tax expense	$44,720	$345,689

Deferred tax assets (liabilities) at October 31, 2014 and 2013, are as follows:

	2014	2013
Deferred tax assets:
Allowance for doubtful accounts	$103,871	$137,079
Accrued compensation	242,852	224,598
Accruals and reserves	(652)	(8,946)
Charitable Contributions	50,555	66,555
Interest rate swaps	11,406	17,862
State Credits and NOLs	25,285	-
Subtotal	433,317	437,148
Valuation allowance	-	-
Total deferred tax assets	433,317	437,148

Deferred tax liabilities:
Depreciation	(1,966,991)	(2,382,713)
Amortization	(2,182,012)	(2,042,707)
Total deferred tax liabilities	(4,149,003)	(4,425,420)

Net deferred tax liability	$(3,715,686)	$(3,988,272)

Income tax expense differs from the amount computed by applying the statutory tax rate to net income before income tax expense as follows:

	2014	2013
Income tax expense computed at the statutory rate	$67,817	$311,814
State income taxes (benefit) expense, net of federal benefit	(44,569)	16,772

Other differences	21,472	17,104
Income tax (benefit) expense	$44,720	$345,689

The Company recognizes interest and penalties related to the unrecognized tax benefits in tax expense.  The Company had approximately $41,000 of interest and penalties accrued at October 31, 2014 and 2013.

Generally, the Company is subject to federal and state tax examinations by tax authorities for years after October 31, 2011.

19.	NET INCOME PER SHARE AND WEIGHTED AVERAGE SHARES

The following calculation provides the reconciliation of the denominators used in the calculation of basic and fully diluted earnings per share:

	2014	2013
Net Income (Loss)	$154,741	$571,411
Denominator:
Basic Weighted Average Shares Outstanding	21,360,104	21,372,111
Effect of Stock Options	-	-
Diluted Weighted Average Shares Outstanding	21,360,104	21,372,111

Basic Net Income (Loss) Per Share	$.01	$.03

Diluted Net Income (Loss) Per Share	$.01	$.03

As of October 31, 2014 and 2013, there were 247,750 and 262,750, respectively, options outstanding that were not included in the dilution calculation because the options’ exercise price exceeded the market price of the underlying common shares.

20.	RETIREMENT PLAN

The Company has a defined contribution plan which meets the requirements of Section 401(k) of the Internal Revenue Code. All employees of the Company who are at least twenty-one years of age are eligible to participate in the plan. The plan allows employees to defer a portion of their salary on a pre-tax basis and the Company contributes 25% of amounts contributed by employees up to 6% of their salary. Company contributions to the plan amounted to $147,000, and $140,000, for the fiscal years ended October 31, 2014 and 2013, respectively.

21.	RELATED PARTY TRANSACTIONS

Directors and Officers
The Baker family group, consisting of three current directors Peter Baker (CEO), John Baker (Executive Vice President) and Ross Rapaport (Chairman), as trustee, as well as Henry Baker, a former director, together own a majority of our common stock.  In addition, in connection with the acquisition of Crystal Rock Spring Water Company in 2000, we issued members of the Baker family group 12% subordinated promissory notes secured by all of our assets.  The balance on these notes as of October 31, 2014 is $10,000,000.

Henry Baker is employed by the Company as an at-will employee at the discretion of management. Mr. Baker’s sons, John Baker and Peter Baker, have employment contracts with the Company through December 31, 2015.  The two contracts entitle the respective shareholders to annual compensation of $320,000 each and other bonuses and perquisites.

The Company leases a 67,000 square foot facility in Watertown, Connecticut and a 22,000 square foot facility in Stamford, Connecticut from a Baker family trust.  The lease in Watertown expires in October 2016 and the lease in Stamford expires in September 2020.

Future minimum rental payments under these leases are as follows:

Fiscal year ending October 31,	Stamford	Watertown	Total
2015	$248,400	$470,521	$718,921
2016	*248,400	470,521	718,921
2017	*248,400	-	248,400
2018	*248,400	-	248,400
2019	*248,400	-	248,400
2020	*227,700	-	227,700
Totals	$1,469,700	$941,042	$2,410,742
* Rent negotiable, assumes rate of first five years.

The Company’s Chairman of the Board, Ross S. Rapaport, who also acts as Trustee in various Baker family trusts is employed by McElroy, Deutsch, Mulvaney & Carpenter LLP (formerly Pepe & Hazard, LLP) a business law firm that the Company uses from time to time.  During fiscal 2014 and 2013 the Company paid approximately $39,000 and $97,000, respectively, for services provided by McElroy, Deutsch, Mulvaney & Carpenter LLP.

22.           CONCENTRATION OF CREDIT RISK

The Company maintains its cash accounts at various financial institutions in non-interest bearing accounts.  The accounts are covered to $250,000 by the basic limit on federal deposit insurance.

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

In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which raises the threshold for disposals to qualify as discontinued operations. A discontinued operation is defined as: (1) a component of an entity or group of components that has been disposed of or classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results; or (2) an acquired business that is classified as held for sale on the acquisition date. ASU 2014-08 also requires additional disclosures regarding discontinued operations, as well as material disposals that do not meet the definition of discontinued operations. It is effective for annual periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. The adoption of ASU 2014-08 is not expected to have a material impact on the Company’s net income, financial position or cash flows.
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

In August 2014, the FASB issued ASU No. 2014-15 "Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern," which requires management to assess whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the financial statements are issued. If substantial doubt exists, additional disclosures are required. ASU 2014-15 will be effective for the Company in the first quarter of 2017. The adoption of ASU 2014-15 is not expected to have a material impact on the Company's disclosures.

24.    SUBSEQUENT EVENT

On January 14, 2015 the Company amended its Credit Agreement with Bank of America. The amendment changed the calculation of Consolidated EBITDA to add certain severance costs expensed in fiscal year 2014. No other terms of the agreement were amended.