Form 10-Q
period 2015-01-31
Crystal Rock Holdings, Inc.
filed 2015-03-17
CIK 1123316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

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

Yes _____                                                      No     X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding at
Class	March 4, 2015
Common Stock, $.001 Par Value	21,358,411

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

		Table of Contents
			Page
PART I - FINANCIAL INFORMATION

	Item 1.	Financial Statements.

		Consolidated Balance Sheets as of January 31, 2015 and October 31, 2014	3

		Consolidated Statements of Operations for the Three Months Ended January 31, 2015 and 2014	4

		Consolidated Statements of Comprehensive Loss for the Three Months Ended January 31, 2015 and 2014	5

		Consolidated Statements of Cash Flows for the Three Months Ended January 31, 2015 and 2014	6

		Notes to Consolidated Financial Statements	7-14

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	15-20

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	20

	Item 4.	Controls and Procedures.	20

PART II - OTHER INFORMATION

	Item 1.	Legal Proceedings.	21

	Item 1A.	Risk Factors.	21

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	21

	Item 3.	Defaults Upon Senior Securities.	21

	Item 4.	Mine Safety Disclosures.	21

	Item 5.	Other Information.	21

	Item 6.	Exhibits.	21-22

SIGNATURE			23

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	January 31,	October 31,
	2015	2014
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$232,343	$1,841,044
Accounts receivable, trade - net of reserve of $310,949 and
$273,346 for 2015 and 2014, respectively	9,801,782	9,717,721
Inventories	2,712,426	2,440,364
Current portion of deferred tax asset	359,825	359,825
Other current assets	1,061,677	869,372

TOTAL CURRENT ASSETS	14,168,053	15,228,326

PROPERTY AND EQUIPMENT - net	7,041,755	7,088,620

OTHER ASSETS:
Goodwill	12,156,790	12,156,790
Other intangible assets - net	2,598,701	2,783,424
Deferred tax asset	73,492	73,492
Other assets	39,000	39,000

TOTAL OTHER ASSETS	14,867,983	15,052,706

TOTAL ASSETS	$36,077,791	$37,369,652

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Line of credit	$941,853	$500,000
Current portion of long term debt	1,576,188	1,631,424
Accounts payable	3,472,292	3,920,196
Accrued expenses	2,154,501	2,559,937
Current portion of customer deposits	630,398	631,836
Current portion of unrealized loss on derivatives	22,804	27,480
TOTAL CURRENT LIABILITIES	8,798,036	9,270,873

Long term debt, less current portion	6,547,632	6,940,488
Deferred tax liability	4,149,003	4,149,003
Subordinated debt	10,000,000	10,000,000
Customer deposits, less current portion	2,443,030	2,446,305
Long term portion of unrealized loss on derivatives	888	1,036

TOTAL LIABILITIES	31,938,589	32,807,705

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock - $.001 par value, 50,000,000 authorized shares,
21,960,229 issued and 21,358,411 outstanding shares as of
January 31, 2015 and October 31, 2014	21,960	21,960
Additional paid in capital	58,467,677	58,466,706
Treasury stock, at cost, 601,818 shares as of January 31, 2015
and October 31, 2014	(900,360)	(900,360)
Accumulated deficit	(53,435,859)	(53,009,249)
Accumulated other comprehensive loss	(14,216)	(17,110)
TOTAL STOCKHOLDERS' EQUITY	4,139,202	4,561,947

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$36,077,791	$37,369,652

See the accompanying notes to the consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended January 31,
	2015	2014
	(unaudited)

NET SALES	$17,697,928	$18,431,514

COST OF GOODS SOLD	9,663,461	10,079,099

GROSS PROFIT	8,034,467	8,352,415

OPERATING EXPENSES:
Selling, general and administrative expenses	7,949,302	8,546,847
Advertising expenses	253,978	240,787
Amortization	184,723	335,616
Gain on disposal of property and equipment	(49,821)	(4,750)

TOTAL OPERATING EXPENSES	8,338,182	9,118,500

LOSS FROM OPERATIONS	(303,715)	(766,085)

OTHER EXPENSE:
Interest	384,366	378,439

LOSS BEFORE INCOME TAXES	(688,081)	(1,144,524)

INCOME TAX BENEFIT	(261,471)	(297,576)

NET LOSS	$(426,610)	$(846,948)

NET LOSS PER SHARE - BASIC	$(0.02)	$(0.04)

NET LOSS PER SHARE - DILUTED	$(0.02)	$(0.04)

WEIGHTED AVERAGE SHARES USED IN COMPUTATION - BASIC	21,358,411	21,360,585
WEIGHTED AVERAGE SHARES USED IN COMPUTATION - DILUTED	21,358,411	21,360,585

See the accompanying notes to the consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three months ended January 31,

	2015	2014
	(Unaudited)

NET LOSS	$(426,610)	$(846,948)
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Cash Flow Hedges:
Unrealized gain on derivatives designated as cash flow hedges	2,894	2,941
Other Comprehensive Income, net of tax	2,894	2,941
TOTAL COMPREHENSIVE LOSS	$(423,716)	$(844,007)

See the accompanying notes to the consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended January 31,
	2015	2014
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(426,610)	$(846,948)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	689,222	703,151
Provision for bad debts on accounts receivable	76,797	96,631
Amortization	184,723	335,616
Gain on disposal of property and equipment	(49,821)	(4,750)
Non cash share-based compensation	971	-

Changes in operating assets and liabilities:
Accounts receivable	(160,858)	617,354
Inventories	(272,062)	216,173
Other current assets	(194,235)	(257,531)
Accounts payable	(447,904)	794,116
Accrued expenses	(405,436)	(126,947)
Customer deposits	(4,713)	(88,280)
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES	(1,009,926)	1,438,585

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(652,010)	(441,311)
Proceeds from sale of property and equipment	59,474	4,750
NET CASH USED IN INVESTING ACTIVITIES	(592,536)	(436,561)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net line of credit borrowings	441,853	-
Principal payments on debt	(448,092)	(392,856)
Purchase of treasury stock	-	(3,627)
NET CASH USED IN FINANCING ACTIVITIES	(6,239)	(396,483)

NET INCREASE (DECREASE) IN CASH	(1,608,701)	605,541

CASH AND CASH EQUIVALENTS - beginning of period	1,841,044	2,089,787

CASH AND CASH EQUIVALENTS - end of period	$232,343	$2,695,328

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest	$383,568	$377,449

Cash paid for taxes	$2,575	$264,513

See the accompanying notes to the consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position, results of operations, and cash flows for the periods presented.  The results have been determined on the basis of generally accepted accounting principles and practices of the United States of America (“GAAP”), applied consistently with the Annual Report on Form 10-K of Crystal Rock Holdings, Inc. (the “Company”) for the year ended October 31, 2014.

Certain information and footnote disclosures normally included in audited consolidated financial statements presented in accordance with GAAP have been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2014.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

The financial statements herewith reflect the consolidated operations and financial condition of Crystal Rock Holdings, Inc. and its wholly owned subsidiary Crystal Rock LLC.

2.           GOODWILL AND OTHER INTANGIBLE ASSETS

Major components of intangible assets consisted of:

	January 31, 2015			October 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Wgt. Avg. Amort. Years	Gross Carrying Amount	Accumulated Amortization	Wgt. Avg. Amort. Years
Amortized Intangible Assets:
Covenants Not to Compete	$2,526,488	$2,318,048	2.86	$2,526,488	$2,296,369	3.04
Customer Lists	10,261,635	8,166,068	3.56	10,261,635	8,006,107	3.78
Other Identifiable Intangibles	548,311	253,617	24.72	548,311	250,534	24.96
Total	$13,336,434	$10,737,733		$13,336,434	$10,553,010

Amortization expense for the three month periods ending January 31, 2015 and 2014 was $184,723 and $335,616, respectively.  There were no changes in the carrying amount of goodwill for the three month periods ending January 31, 2015 and 2014.

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

There was $942,000 outstanding on the line of credit and a letter of credit issued for $1,400,000 to collateralize the Company’s liability insurance program as of January 31, 2015.  Consequently, as of that date, there was $2,658,000 available to borrow from the revolving line of credit. There was $8,119,000 outstanding on the term note as of January 31, 2015.

Under the Agreement, interest is paid at a rate of one-month LIBOR plus a margin based on the achievement of a specified leverage ratio.  As of January 31, 2015, the margin was 2.50% for the term note and 2.25% for the revolving line of credit.  The Company fixed the interest rate on 75% of its term debt by purchasing an interest rate swap as of the date of the Agreement. As of January 31, 2015, the Company had $2,030,000 of the term debt subject to variable interest rates.  The one-month LIBOR was .17% on the last business day of January 2015 resulting in total variable interest rates of 2.67% and 2.42%, for the term note and the revolving line of credit, respectively, as of January 31, 2015.

The Agreement requires the Company to be in compliance with certain financial covenants at the end of each fiscal quarter.  The covenants include senior debt service coverage as defined of greater than 1.25 to 1, total debt service coverage as defined of greater than 1 to 1, and senior debt to EBITDA of less than 2.50 to 1.  As of January 31, 2015, the Company was in compliance with these covenants and terms of the Agreement.  On January 14, 2015, the Company amended its Credit Agreement with Bank of America. The amendment changed the calculation of Consolidated EBITDA with respect to the financial covenants to add certain severance costs expensed in fiscal year 2014. No other terms of the agreement were amended.

In addition to the senior debt, as of January 31, 2015, the Company has subordinated debt owed to Henry, Peter and John Baker in the aggregate principal amount of $10,000,000 that is due October 5, 2018.  The interest rate on each of these notes is 12% per annum.

4.           INVENTORIES

Inventories consisted of the following at:

	January 31,	October 31,
	2015	2014
Finished Goods	$2,595,482	$2,219,351
Raw Materials	116,944	221,013
Total Inventories	$2,712,426	$2,440,364

Finished goods inventory consists of products that the Company sells such as, but not limited to, coffee, cups, soft drinks, and snack foods.  Raw material inventory consists primarily of bottle caps.  The amount of raw and bottled water on hand does not represent a material amount of inventory.  The Company estimates that value as of January 31, 2015 and October 31, 2014 to be $59,000 and $70,000, respectively.  This value includes the cost of allocated overhead.  Bottles are accounted for as fixed assets.

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

For more details regarding the Company’s derivative hedging polices refer to Note 2, Significant Accounting Policies, in the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2014.

The Company entered into an interest rate swap agreement for the purpose of fixing at least 75% of the term loan under the Agreement with Bank of America. The swap fixes the rate on at least 75% of the outstanding balance of the term note at 3.18% (.68% plus the applicable margin under the Agreement, 2.50%) until March 2016.

As of January 31, 2015, the total notional amount of the latest swap agreement was $6,089,000.  On that date, the variable rate on the remaining portion of the term note was 2.67%.

At January 31, 2015, the net unrealized loss or gain relating to interest rate swap was recorded in current and long term liabilities.  The current portion is the valuation of the hedging instrument over the next twelve months while the balance of the unrealized loss makes up the long term portion.  For the effective portion of the hedge, which is the swap at October 31, 2014 and January 31, 2015, changes in the fair value of interest rate swaps designated as hedging instruments to mitigate the variability of cash flows associated with long-term debt are reported in other comprehensive income or loss net of tax effects.

The table below details the adjustments to other comprehensive income (loss), on a before tax and net-of tax basis, for the fiscal quarters ended January 31, 2015 and 2014.

	Before-Tax	Tax Benefit	Net-of-Tax
Three Months Ended January 31, 2014
Loss on interest rate swap	$(4,784)	$1,913	$(2,871)
Reclassification adjustment for loss in income	9,686	(3,874)	5,812
Net unrealized gain	$4,902	$(1,961)	$2,941
Three Months Ended January 31, 2015
Loss on interest rate swap	$(3,295)	$1,318	$(1,977)
Reclassification adjustment for loss in income	8,119	(3,248)	4,871
Net unrealized gain	$4,824	$(1,930)	$2,894

The reclassification adjustments of $8,119 and $9,686 represent interest the Company paid in excess of the amount that would have been paid without the interest rate swap agreement during the quarters ended January 31, 2015 and 2014, respectively. These amounts were reclassified from accumulated other comprehensive loss and recorded in consolidated statements of operations as interest expense.  No other material amounts were reclassified during the quarters ended January 31, 2015 and 2014.

In the quarter ended January 31, 2015, the fair value of the swap changed from an unrealized loss on derivative liability of $28,516 at the beginning of the period to $23,692 at the end of the period.  Also, as of January 31, 2015, the estimated net amount of the existing loss that is reported in accumulated other comprehensive loss that is expected to be reclassified into earnings within the next twelve months is $22,804, net of tax.

During the first quarters of 2015 and 2014, cash flow hedges were deemed 100% effective.

6.           FAIR VALUES OF ASSETS AND LIABILITIES

Fair Value Hierarchy
The Company’s assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
Liabilities:
January 31, 2015
Unrealized loss on derivatives	$-	$23,692	$-

October 31, 2014
Unrealized loss on derivatives	$-	$28,516	$-

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

	Three Months Ended January 31,
	2015	2014
Net Loss	$(426,610)	$(846,948)
Denominator:
Basic Weighted Average Shares Outstanding	21,358,411	21,360,585
Dilutive effect of Stock Options	-	-
Diluted Weighted Average Shares Outstanding	21,358,411	21,360,585
Basic Loss Per Share	$(.02)	$(.04)
Diluted Loss Per Share	$(.02)	$(.04)

There were 46,250 and 252,750 options outstanding as of January 31, 2015 and 2014, respectively.  For the three month periods ended January 31, 2015 and 2014 there were no options used to calculate the effect of dilution because the Company had a net loss for both periods.

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

In April 2004, the Company’s stockholders approved the 2004 Stock Incentive Plan.  The plan provided for issuances of awards of up to 250,000 restricted or unrestricted shares of the Company’s common stock, or incentive or non-statutory stock options to purchase such common stock. Of the total amount of shares authorized, 46,250 options are outstanding, 26,000 restricted shares have been granted, and, as of February 18, 2014, no further options may be granted under the 2004 Plan.

In April 2014, the Company’s stockholders approved the 2014 Stock Incentive Plan.  The plan provided for issuances of awards of up to 500,000 restricted or unrestricted shares of the Company’s common stock, or incentive or non-statutory stock options to purchase such common stock. Of the total amount of shares authorized under this plan, no options have been granted and 500,000 shares are available for grant at January 31, 2015.

The options issued under the plans generally vest in periods up to five years based on the continuous service of the recipient and have 10 year contractual terms.  Share awards generally vest over one year.  Option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the plans).

There were a total of eight option grants, for a total of 201,500 shares, that expired in the first three months of 2015 and two option grants, for a total of 10,000 shares that expired in the first three months of 2014.  Other than the expirations, there was no activity related to stock options and outstanding stock option balances or other equity based compensation during the three month periods ended January 31, 2015 and 2014.  The Company did not grant any equity based compensation during the three months ended January 31, 2015 and 2014.

The 9,250 outstanding stock options that were exercisable as of January 31, 2015 have an exercise price $.90 per share, had a weighted average contractual life of 8.67 years, and no intrinsic value.  Outstanding options were granted with lives of 10 years and provide for vesting over a term of 0-5 years.  As of January 31, 2015, there were 37,000 unvested options and there is $20,074 of unrecognized future compensation expense that will be recognized over the next four years based on the vesting period of the options. Compensation is determined using the Black-Scholes model and the simplified method to derive the expected term of the options and historical volatility over the past five years.

All incentive and non-qualified stock option grants had an exercise price equal to the market value of the underlying common stock on the date of grant.

9.	RECENT ACCOUNTING PRONOUNCEMENTS

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which raises the threshold for disposals to qualify as discontinued operations. A discontinued operation is defined as: (1) a component of an entity or group of components that has been disposed of or classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results; or (2) an acquired business that is classified as held for sale on the acquisition date. ASU 2014-08 also requires additional disclosures regarding discontinued operations, as well as material disposals that do not meet the definition of discontinued operations. It is effective for annual periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. The adoption of ASU 2014-08 is not expected to have a material impact on the Company’s net income, financial position or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This update will be effective for fiscal years beginning after December 15, 2016 which for the Company would be the fiscal year beginning November 1, 2017. Early adoption is not permitted. The Company is currently assessing the impact of this update on its operations.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern," which requires management to assess whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the financial statements are issued. If substantial doubt exists, additional disclosures are required. ASU 2014-15 will be effective for the Company in the first quarter of 2017. The adoption of ASU 2014-15 is not expected to have a material impact on the Company's disclosures.

10.	SIGNIFICANT ACCOUNTING POLICIES

Uncollectible Trade Accounts Receivable - Individual accounts receivable are written off when deemed uncollectible, with any future recoveries recorded as income when received.

For more details regarding the Company’s accounts receivable polices refer to Note 2, Significant Accounting Policies, in the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2014.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto as filed in our Annual Report on Form 10-K for the year ended October 31, 2014 as well as the consolidated financial statements and notes contained herein.

Forward-Looking Statements

The “Management’s Discussion and Analysis” (MD&A) portion of this Form 10-Q contains forward-looking statements about these topics:

(1) the lower gross profits of products that we are offering in connection with our brand expansion and response to competition in our marketplace,
(2) the cost pressures related to commodities affecting our business, and
(3) the potential adverse effect of weather on our sales and costs.

The following factors could cause actual results to differ materially from statements in MD&A about topic (1):  The volume of and revenues from products that we sell may be greater or less than we anticipate.  If greater, the effect will likely reduce our gross margin percentage overall as a result of lower prices in response to competition; if less, the effect on our gross margin percentage should be less significant, although in that case our results of operations could be adversely affected due to lower revenues.  We also incorporate by reference into this paragraph the full Risk Factors on pages 13 and 14 of our Annual Report on Form 10-K for the Fiscal Year Ended October 31, 2014 (our 2014 Form 10-K) beginning “Our office products business is significantly different from our traditional business”; “The office products business is highly competitive”; “Acquisitions may disrupt our operations or adversely affect our results”; and “We also face significant competition in the water and office refreshment business”.

The following factors could cause actual results to differ materially from statements in MD&A about topic (2):  We incorporate by reference into this paragraph the full Risk Factor on page 17 of our 2014 Form 10-K beginning “Fluctuations in the cost of essential raw materials and commodities”.

The following factors could cause actual results to differ materially from statements in MD&A about topic (3):  We incorporate by reference into this paragraph the full Risk Factor on page 18 of our 2014 Form 10-K beginning “Our business has been and may continue to be affected from time to time by extremes of weather”.

Results of Operations

Overview and Trends

Sales in the first quarter of 2015 were 4% lower than for the same period in 2014.  The decrease in sales was due to lower sales in our traditional product lines despite increased sales from our office products line.  The decrease in our traditional lines was primarily due to continued competition as well as bad winter weather, which shut down distribution several times in January both in 2014 and 2015. The increase in office products sales was attributable to expansion of sales and distribution throughout the Company’s complete territory.

Because the office products category has a significantly lower gross profit margin than our traditional products, growth in office products revenue does not add to gross profits at the same rate as with our traditional products.  However, our operating costs were lower in the first quarter of 2015 compared the first quarter of 2014.  Lower operating costs more than offset the effects of the lower product margins, and our operating results improved as our 2015 first quarter net loss decreased compared to the same period in 2014.

Integration of a significant acquisition in October 2013, and resulting route and administrative efficiencies, was the reason for lower operating expenses compared to a year ago. With this accomplished, we feel we can increase sales and margin in coming periods while maintaining operating expenses to increase overall profitability.

Results of Operations for the Three Months Ended January 31, 2015 (First Quarter) Compared to the Three Months Ended January 31, 2014

Sales
Sales for the three months ended January 31, 2015 were $17,698,000 compared to $18,432,000 for the corresponding period in 2014, a decrease of $734,000 or 4%.  The decrease was primarily attributable to a decrease in sales of water and coffee that more than offset an increase in office supplies. Net of acquisitions, sales decreased 7%.

The comparative breakdown of sales of the product lines for the respective three-month periods ended January 31, 2015 and 2014 is as follows:

Product Line (000’s $)	2015	2014	Difference	% Diff.
Water	$6,137	$6,441	$(304)	(5%)
Coffee	3,423	3,884	(461)	(12%)
Refreshment	2,655	2,662	(7)	-
Equipment Rental Office Products	1,940 2,965	1,972 2,783	(32 182)	(2 7	%) %
Other	578	690	(112)	(16%)
Total	$17,698	$18,432	$(734)	(4%)

Water – Sales of water decreased compared to the same period in the prior year as a result of a 6% decrease in the total bottles sold offset by a 1% increase in average selling price per bottle. The decrease in volume is attributable to both competition in the marketplace and adverse weather while the increase in price is related to price increases implemented for selected products.  Net of acquisitions, sales decreased 12%.

Coffee – The decrease in sales was attributable to a decline in our traditional higher volume lines, bulk and K-cup, while Cool Beans® pods increased 34%.  Bulk products sales continued to be negatively influenced by the single serve lines and K-cup sales declined as a result of ongoing commoditization. The increase in pod sales is a result of conversion of the other lines as well as new sales but the volume of the product, to date, has not approached that of the others. Net of acquisitions, sales decreased 14%.

Refreshment – Complementary coffee products, single serve drinks, cups, single serve water sales, and vending sales were all similar to a year ago so the category in total was largely unchanged.  Net of acquisitions, sales decreased 3%

Equipment Rental – The decrease in sales was a result of a 1% decrease in price and 1% decrease in number of rental units in the field.  Net of acquisitions, sales decreased 3%.

Office Products – The increase in sales was a result of the expansion of the sales and distribution territory for these products.

Other – The decrease is attributable to a decline in the fees that are charged to offset energy costs for delivery and freight, raw materials, and bottling operations.  These charges decreased to $435,000 in the first quarter of 2015 from $566,000 in the same period in 2014.

Gross Profit/Cost of Goods Sold – For the three months ended January 31, 2015, gross profit decreased to $8,034,000 from $8,352,000 for the comparable period in 2014.  As a percentage of sales, gross margin was 45% which was unchanged from the same period a year ago. The decrease in gross profit of $318,000 was primarily due to lower water and coffee sales. The increase in office products sales was not enough to offset the decrease because, as previously noted, this category generally has lower gross margins.

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

Operating Expenses and Loss from Operations

Total operating expenses decreased to $8,338,000 in the first quarter of 2015 from $9,119,000 in the comparable period in 2014, a decrease of $781,000, or 9%.

Selling, general and administrative (SG&A) expenses of $7,949,000 in the first quarter of 2015 decreased $598,000, or 7%, from $8,547,000 in the comparable period in 2014.  Of total SG&A expenses, route distribution costs decreased $359,000, or 9%, as a result of lower vehicle leasing costs; selling costs increased $17,000, or 1%, as a result of staffing increases; and administration and fuel costs decreased $256,000, or 8%, as a result of lower labor costs and professional fees.

Advertising expenses were $254,000 in the first quarter of 2015 compared to $241,000 in the first quarter of 2014, an increase of $13,000, or 5%. The increase in advertising costs is primarily related to an increase in promotional activity.

Amortization decreased to $185,000 in the first quarter of 2015 from $336,000 in the comparable quarter in 2014, a decline of $151,000, or 45%.  Amortization is attributable to intangible assets that were acquired as part of acquisitions. The lower amortization in 2015 is attributable to some intangible assets becoming fully amortized during 2014.  In addition, we had a gain of $50,000, from the sale of assets in the first quarter of 2015, which was an increase from the $5,000 gain from similar sales in the first quarter of 2014. We routinely sell assets used in the normal course of business as they are replaced with newer assets.

The loss from operations for the three months ended January 31, 2015 was $304,000 compared to $766,000 in the comparable period in 2014, a decrease of $462,000.  The improvement was the result of lower operating expenses despite lower sales and gross profit.

Interest, Taxes, and Other Expenses
Interest expense was $384,000 for the three months ended January 31, 2015 compared to $378,000 in the three months ended January 31, 2014, an increase of $6,000.  The increase is attributable slightly higher variable interest rates and more debt subject to those rates.

The loss before income taxes was $688,000 for the three months ended January 31, 2015 compared to $1,145,000 in the corresponding period in 2014, an improvement of $457,000. The tax benefit, as a result of loss from operations, for the first quarter of fiscal year 2015 was $261,000 compared to $298,000 in the first quarter of fiscal year 2014.  The lower tax benefit was a result of a lower loss from operations in the first quarter of 2015 compared to the first quarter of 2014, even though there was a lower expected effective tax rate in 2014. The lower expected tax rate in 2014 was due to the favorable effect of a book versus tax difference.

Net Loss
The net loss for the three months ended January 31, 2015 was $427,000 compared to $847,000 in the corresponding period in 2014.  The reduction of the loss is attributable to lower operating expenses despite lower sales and gross profit the first quarter of 2015 as compared to the same period in fiscal year 2014.

Liquidity and Capital Resources

As of January 31, 2015, we had working capital of $5,370,000 compared to $5,957,000 as of October 31, 2014, a decrease of $587,000.  Although the net loss decreased, significant increases in accounts receivable, inventory and other current assets as well as decreases in accounts payable and accruals resulted in $1,010,000 of cash used in operations in the first quarter of 2015.  Also during the quarter, we used $652,000 for capital expenditures and $448,000 for repayment of senior debt.

Our Credit Agreement with Bank of America (the “Bank”) provides a senior financing facility consisting of term debt and a revolving line of credit.  As of January 31, 2015 we had $8,119,000 outstanding on our term loan.  We borrowed $442,000 on our operating line of credit which increased the balance to $942,000. The outstanding balance combined with letter of credit of $1,400,000 on our line of credit resulted in $2,658,000 available to borrow on the line of credit as of January 31, 2015.

Our credit Agreement amortizes the term debt over a five-year period with 59 equal monthly installments of $130,952 and a final payment of $3,273,832 due in March 2018. The line of credit matures in March 2016.  Interest is paid at a rate of one-month LIBOR plus a margin determined by certain leverage ratios specified in the agreement, currently 2.67% for the term note and 2.42% for the line of credit.

Our credit facility requires that we be in compliance with certain financial covenants at the end of each fiscal quarter.  The covenants include senior debt service coverage as defined of greater than 1.25 to 1, total debt service coverage as defined of greater than 1 to 1, and senior debt to EBITDA as defined of no less than 2.50 to 1.  On January 14, 2015 the Company amended its Credit Agreement with the Bank. The amendment changed the calculation of Consolidated EBITDA with respect to the financial covenants to add certain severance costs expensed in fiscal year 2014. No other terms of the agreement were amended. As of January 31, 2015, we were in compliance with all of the financial covenants of our credit facility. The Agreement prohibits us from paying dividends without prior consent of the lender.

As of January 31, 2015, the Company has an interest rate swap agreement in effect for the purpose of fixing at least 75% of the term loan under the Agreement with the Bank. The swap fixes the rate on at least 75% of the outstanding balance of the term note at 3.18% (.68% plus the applicable margin under the Agreement, 2.50%) until March 2016.

In addition to our senior and subordinated debt commitments, we have significant future cash commitments, primarily in the form of operating leases that are not reported on the consolidated balance sheet. The following table sets forth our contractual commitments in the remainder of the current year and future fiscal years as of January 31, 2015:

	Payment due by Period
Contractual Obligations (2)	Total	Remainder of 2015	2016-2017	2018-2019	After 2019
Debt	$19,066,000	$1,183,000	$4,085,000	$13,798,000	$-
Interest on Debt (1)	5,387,000	1,434,000	2,680,000	1,273,000	-
Operating Leases	10,275,000	2,566,000	4,988,000	2,196,000	525,000
Total	$34,728,000	$5,183,000	$11,753,000	$17,267,000	$525,000

(1)
Interest based on 75% of outstanding senior debt at the hedged interest rate discussed above, 25% of outstanding senior debt at a variable rate of 2.67%, line of credit at a rate of 2.42%, and subordinated debt at a rate of 12%.

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

Changes in Internal Control over Financial Reporting.

No change in our internal control over financial reporting occurred during the fiscal quarter ended January 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There was no change in the three months ended January 31, 2015 from the Risk Factors reported in our Annual Report on Form 10-K for the year ended October 31, 2014.

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

101
Interactive Data Files regarding (a) our Consolidated Balance Sheets as of January 31, 2015 and October 31, 2014, (b) our Consolidated Statements of Operations for the Three Months Ended January 31, 2015 and 2014, (c) our Consolidated Statements of Comprehensive Loss for the Three Months Ended January 31, 2015 and 2014, (d) our Consolidated Statements of Cash Flows for the Three Months Ended January 31, 2015 and 2014, and (e) the Notes to such Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:           March 17, 2015

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

101
Interactive Data Files regarding (a) our Consolidated Balance Sheets as of January 31, 2015 and October 31, 2014, (b) our Consolidated Statements of Operations for the Three Months Ended January 31, 2015 and 2014, (c) our Consolidated Statements of Comprehensive Loss for the Three Months Ended January 31, 2015 and 2014, (d) our Consolidated Statements of Cash Flows for the Three Months Ended January 31, 2015 and 2014, and (e) the Notes to such Consolidated Financial Statements.