Form 10-Q
period 2015-04-30
Crystal Rock Holdings, Inc.
filed 2015-06-15
CIK 1123316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

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

Large accelerated filer ____                                                                                     Accelerated filer ___
Non-accelerated filer ___                                                                           Smaller reporting company   X
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ___                                                      No   X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding at
Class	June 4, 2015
Common Stock, $.001 Par Value	21,358,411

	CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

	Table of Contents

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Consolidated Balance Sheets as of
	April 30, 2015 and October 31, 2014	3

	Consolidated Statements of Operations
	for the Three and Six Months Ended April 30, 2015 and
	2014	4

	Consolidated Statements of
	Comprehensive (Loss) Income for the Three and Six Months
	Ended April 30, 2015 and 2014	5

	Consolidated Statements of Cash
	Flows for the Six Months Ended April 30,
	2015 and 2014	6

	Notes to Consolidated Financial
	Statements	7-16

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of
	Operations.	17-26

Item 3.	Quantitative and Qualitative Disclosures
	About Market Risk.	26

Item 4.		26

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	27

Item 1A.	Risk Factors.	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	27

Item 3.	Defaults Upon Senior Securities.	27

Item 4.	Mine Safety Disclosures.	27

Item 5.	Other Information.	27

Item 6.	Exhibits.	27-28

SIGNATURE		29

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	April 30,	October 31,
	2015	2014
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$26,106	$1,841,044
Accounts receivable, trade - net of reserve of $325,200 and
$273,346 for 2015 and 2014, respectively	9,707,533	9,717,721
Inventories	2,972,857	2,440,364
Current portion of deferred tax asset	359,825	359,825
Other current assets	1,707,220	869,372

TOTAL CURRENT ASSETS	14,773,541	15,228,326

PROPERTY AND EQUIPMENT - net	6,826,881	7,088,620

OTHER ASSETS:
Goodwill	12,156,790	12,156,790
Other intangible assets - net	2,476,854	2,783,424
Deferred tax asset	73,492	73,492
Other assets	39,000	39,000

TOTAL OTHER ASSETS	14,746,136	15,052,706

TOTAL ASSETS	$36,346,558	$37,369,652

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Line of credit	$2,279,251	$500,000
Current portion of long term debt	2,578,924	1,631,424
Accounts payable	3,143,854	3,920,196
Accrued expenses	2,399,773	2,559,937
Current portion of customer deposits	639,221	631,836
Current portion of unrealized loss on derivatives	18,418	27,480
TOTAL CURRENT LIABILITIES	11,059,441	9,270,873

Long term debt, less current portion	6,154,776	6,940,488
Deferred tax liability	4,149,003	4,149,003
Subordinated debt	9,000,000	10,000,000
Customer deposits, less current portion	2,481,334	2,446,305
Long term portion of unrealized loss on derivatives	-	1,036

TOTAL LIABILITIES	32,844,554	32,807,705

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock - $.001 par value, 50,000,000 authorized shares,
21,960,229 issued and 21,358,411 outstanding shares as of
April 30, 2015 and October 31, 2014	21,960	21,960
Additional paid in capital	58,468,648	58,466,706
Treasury stock, at cost, 601,818 shares as of April 30, 2015
and October 31, 2014	(900,360)	(900,360)
Accumulated deficit	(54,077,193)	(53,009,249)
Accumulated other comprehensive loss	(11,051)	(17,110)
TOTAL STOCKHOLDERS' EQUITY	3,502,004	4,561,947

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$36,346,558	$37,369,652

See the notes to the consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended April 30,		Six months ended April 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)

NET SALES	$18,728,733	$18,575,969	$36,426,661	$37,007,483

COST OF GOODS SOLD	10,616,675	9,849,875	20,280,136	19,928,974

GROSS PROFIT	8,112,058	8,726,094	16,146,525	17,078,509

OPERATING EXPENSES:
Selling, general and administrative expenses	8,435,616	7,980,177	16,384,918	16,527,024
Advertising expenses	143,293	110,117	397,271	350,904
Amortization	184,031	281,100	368,754	616,716
Gain on disposal of property and equipment	-	(183)	(49,821)	(4,933)

TOTAL OPERATING EXPENSES	8,762,940	8,371,211	17,101,122	17,489,711

(LOSS) INCOME FROM OPERATIONS	(650,882)	354,883	(954,597)	(411,202)

OTHER EXPENSE:
Interest expense	383,527	371,751	767,893	750,190

LOSS BEFORE INCOME TAXES	(1,034,409)	(16,868)	(1,722,490)	(1,161,392)

INCOME TAX BENEFIT	(393,075)	(143,753)	(654,546)	(441,329)

NET (LOSS) INCOME	$(641,334)	$126,885	$(1,067,944)	$(720,063)

NET (LOSS) INCOME PER SHARE - BASIC	$(0.03)	$0.01	$(0.05)	$(0.03)

NET (LOSS) INCOME PER SHARE - DILUTED	$(0.03)	$0.01	$(0.05)	$(0.03)

WEIGHTED AVERAGE SHARES USED IN COMPUTATION - BASIC	21,358,411	21,360,411	21,358,411	21,360,499
WEIGHTED AVERAGE SHARES USED IN COMPUTATION - DILUTED	21,358,411	21,365,174	21,358,411	21,360,499

See the notes to the consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three months ended April 30,		Six months ended April 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)

NET (LOSS) INCOME	$(641,334)	$126,885	$(1,067,944)	$(720,063)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Cash Flow Hedges:
Unrealized gain on derivatives designated as cash flow hedges	3,165	2,178	6,059	5,119
Other Comprehensive Income, net of tax	3,165	2,178	6,059	5,119
TOTAL COMPREHENSIVE (LOSS) INCOME	$(638,169)	$129,063	$(1,061,885)	$(714,944)

See the notes to the consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended April 30,
	2015	2014
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,067,944)	$(720,063)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	1,398,432	1,426,252
Provision for bad debts on accounts receivable	157,669	176,436
Amortization	368,754	616,716
Gain on disposal of property and equipment	(49,821)	(4,933)
Non cash share-based compensation	1,942	-
Change in contingent consideration liability	(4,764)	-
Changes in operating assets and liabilities:
Accounts receivable	(147,481)	146,997
Inventories	(532,493)	114,870
Other current assets	(841,887)	(411,631)
Accounts payable	(776,342)	(703,051)
Accrued expenses	(160,164)	(263,812)
Customer deposits	42,414	(96,597)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(1,611,685)	281,184

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,134,834)	(849,602)
Proceeds from sale of property and equipment	59,474	5,146
Cash used for acquisitions	(66,196)	(30,000)
NET CASH USED IN INVESTING ACTIVITIES	(1,141,556)	(874,456)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net line of credit borrowings	1,779,251	125,000
Principal payments on long term debt	(840,948)	(785,712)
Purchase of treasury stock	-	(3,627)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	938,303	(664,339)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,814,938)	(1,257,611)

CASH AND CASH EQUIVALENTS - beginning of period	1,841,044	2,089,787

CASH AND CASH EQUIVALENTS - end of period	$26,106	$832,176

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest	$770,874	$750,550

Cash paid for income taxes	$5,750	$111,297

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Notes payable issued in acquisitions	$7,500	$60,000

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

2.           GOODWILL AND OTHER INTANGIBLE ASSETS

Major components of intangible assets consisted of:

	April 30, 2015			October 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Wgt. Avg. Amort. Years	Gross Carrying Amount	Accumulated Amortization	Wgt. Avg. Amort. Years
Amortized Intangible Assets:
Covenants Not to Compete	$2,536,488	$2,340,046	2.81	$2,526,488	$2,296,369	3.04
Customer Lists	10,313,819	8,325,018	3.38	10,261,635	8,006,107	3.78
Other Identifiable Intangibles	548,311	256,700	24.48	548,311	250,534	24.96
Total	$13,398,618	$10,921,764		$13,336,434	$10,553,010

Amortization expense for the three month periods ending April 30, 2015 and 2014 was $184,031 and $281,100, respectively.  Amortization expense for the six month periods ending April 30, 2015 and 2014 was $368,754 and $616,716, respectively.  There were no changes in the carrying amount of goodwill for the three and six month periods ending April 30, 2015 and 2014.

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

There was $2,279,000 outstanding on the line of credit and a letter of credit issued for $1,400,000 to collateralize the Company’s liability insurance program as of April 30, 2015.  Consequently, as of that date, there was $1,321,000 available to borrow from the revolving line of credit. There was $7,726,000 outstanding on the term note as of April 30, 2015.

Under the Agreement, interest is paid at a rate of one-month LIBOR plus a margin based on the achievement of a specified leverage ratio.  As of April 30, 2015, the margin was 2.50% for the term note and 2.25% for the revolving line of credit.  The Company fixed the interest rate on 75% of its term debt by purchasing an interest rate swap as of the date of the Agreement. As of April 30, 2015, the Company had $1,932,000 of the term debt subject to variable interest rates.  The one-month LIBOR was .18% on the last business day of April 2015 resulting in total variable interest rates of 2.68% and 2.43%, for the term note and the revolving line of credit, respectively, as of April 30, 2015.

The Agreement requires the Company to be in compliance with certain financial covenants at the end of each fiscal quarter.  The covenants include senior debt service coverage as defined of greater than 1.25 to 1, total debt service coverage as defined of greater than 1 to 1, and senior debt to EBITDA of less than 2.50 to 1.  As of April 30, 2015, the Company was in compliance with these covenants and terms of the Agreement.  On January 14, 2015, the Company amended its Credit Agreement with Bank of America. The amendment changed the calculation of Consolidated EBITDA with respect to the financial covenants to add certain severance costs expensed in fiscal year 2014. No other terms of the agreement were amended.

In addition to the senior debt, as of April 30, 2015, the Company has subordinated debt owed to Henry, Peter and John Baker in the aggregate principal amount of $10,000,000 that is due October 5, 2018,  $1,000,000 of which is reported as current at April 30, 2015, see Note 11 subsequent event.  The interest rate on each of these notes is 12% per annum.

The term debt, revolving line of credit and subordinated debt have been amended.  See Note 11, “Subsequent Event”.

4.           INVENTORIES

Inventories consisted of the following at:

	April 30,	October 31,
	2015	2014
Finished Goods	$2,789,223	$2,219,351
Raw Materials	183,634	221,013
Total Inventories	$2,972,857	$2,440,364

Finished goods inventory consists of products that the Company sells such as, but not limited to, coffee, cups, soft drinks, and snack foods.  Raw material inventory consists primarily of bottle caps.  The amount of raw and bottled water on hand does not represent a material amount of inventory.  The Company estimates that value as of April 30, 2015 and October 31, 2014 to be $76,000 and $70,000, respectively.  This value includes the cost of allocated overhead.  Bottles are accounted for as fixed assets.

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

For more details regarding the Company’s derivative hedging polices refer to Note 2, “Significant Accounting Policies,” in the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2014.

The Company entered into an interest rate swap agreement for the purpose of fixing at least 75% of the term loan under the Agreement with Bank of America. The swap fixes the rate on at least 75% of the outstanding balance of the term note at 3.18% (.68% plus the applicable margin under the Agreement, 2.50%) until March 2016.

As of April 30, 2015, the total notional amount of the swap agreement was $5,794,650.  On that date, the variable rate on the remaining portion of the term note was 2.68%.

At April 30, 2015, the net unrealized loss or gain relating to interest rate swap was recorded in current liabilities.  The current portion is the valuation of the hedging instrument over the next twelve months.  For the effective portion of the hedge,  changes in the fair value of interest rate swaps designated as hedging instruments to mitigate the variability of cash flows associated with long-term debt are reported in other comprehensive income or loss net of tax effects.

The table below details the adjustments to other comprehensive income (loss), on a before tax and net-of tax basis, for the fiscal quarters ended April 30, 2015 and 2014.

	Before-Tax	Tax Benefit	Net-of-Tax
Three Months Ended April 30, 2014
Loss on interest rate swap	$(5,560)	$2,224	$(3,336)
Reclassification adjustment for loss in income	9,190	(3,676)	5,514
Net unrealized gain	$3,630	$(1,452)	$2,178
Three Months Ended April 30, 2015
Loss on interest rate swap	$(2,169)	$868	$(1,301)
Reclassification adjustment for loss in income	7,444	(2,978)	4,466
Net unrealized gain	$5,274	$(2,110)	$3,165

The reclassification adjustments of $7,444 and $9,190 represent interest the Company paid in excess of the amount that would have been paid without the interest rate swap agreement during the quarters ended April 30, 2015 and 2014, respectively. These amounts were reclassified from accumulated other comprehensive loss and recorded in the consolidated statements of operations as interest expense.  No other material amounts were reclassified during the quarters ended April 30, 2015 and 2014.

The table below details the adjustments to other comprehensive income (loss), on a before-tax and net-of tax basis, for the six months ended April 30, 2015 and 2014.

	Before-Tax	Tax Benefit (Expense)	Net-of-Tax
Six Months Ended April 30, 2014
Loss on interest rate swap	$(10,344)	$4,137	$	(6,207)
Reclassification adjustment for loss in income	18,876	(7,550)		11,326
Net unrealized gain	$8,532	$(3,413)		$5,119
Six Months Ended April 30, 2015
Loss on interest rate swap	$(5,464)	$2,186	$	(3,278)
Reclassification adjustment for loss in income	15,563	(6,226)		9,337
Net unrealized gain	$10,099	$(4,040)		$6,059

The reclassification adjustments of $15,563 and $18,876 represent interest the Company paid in excess of the amount that would have been paid without the interest rate swap agreements during the six months ended April 30, 2015 and 2014, respectively. These amounts were reclassified from accumulated other comprehensive loss and recorded in the consolidated statements of operations as interest expense.  No other material amounts were reclassified during the six months ended April 30, 2015 and 2014.

In the six months ended April 30, 2015, the fair value of the swap changed from an unrealized loss on derivative liability of $28,516 at the beginning of the period to $18,418 at the end of the period.  Also, as of April 30, 2015, the estimated net amount of the existing loss that is reported in accumulated other comprehensive loss that is expected to be reclassified into earnings within the next twelve months is $18,418, net of tax.

During the first six months of 2015 and 2014, cash flow hedges were deemed 100% effective.

6.           FAIR VALUES OF ASSETS AND LIABILITIES

Fair Value Hierarchy
The Company’s assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
Liabilities:
April 30, 2015
Unrealized loss on derivatives	$-	$18,418	$-

October 31, 2014
Unrealized loss on derivatives	$-	$28,516	$-

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

	Three Months Ended April 30,		Six Months Ended April 30,
	2015	2014	2015	2014
Net Income (Loss)	$(641,334)	$126,885	$(1,067,944)	$(720,063)
Denominator:
Basic Weighted Average Shares Outstanding	21,358,411	21,360,411	21,358,411	21,360,499
Dilutive effect of Stock Options	-	4,763	-	-
Diluted Weighted Average Shares Outstanding	21,358,411	21,365,174	21,358,411	21,360,499
Basic Income (Loss) Per Share	$(.03)	$.01	$(.05)	$(.03)
Diluted (Loss) Per Share	$(.03)	$.01	$(.05)	$(.03)

There were 46,250 and 247,750 options outstanding as of April 30, 2015 and 2014, respectively.

For the three month period ended April 30, 2015 and the six month periods ended April 30, 2015 and 2014 there were no options used to calculate the effect of dilution because the Company had a net loss for the periods.  For the three month period ending April 30, 2014, there we 46,250 in-the- money options. Based on an average market price of $1.00 per share for the period ending April 30, 2014 there were 4,763 dilutive shares.

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

In April 2014, the Company’s stockholders approved the 2014 Stock Incentive Plan.  The plan provided for issuances of awards of up to 500,000 restricted or unrestricted shares of the Company’s common stock, or incentive or non-statutory stock options to purchase such common stock. Of the total amount of shares authorized under this plan, no options have been granted and 500,000 shares are available for grant at April 30, 2015.

The options issued under the plans generally vest in periods up to five years based on the continuous service of the recipient and have 10 year contractual terms.  Share awards generally vest over one year.  Option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the plans).

There were eight option grants, for a total of 201,500 shares, that expired in the first six months of 2015 and three option grants, for a total of 15,000 shares that expired or were forfeited in the first six months of fiscal 2014.  Other than the expirations and forfeitures, there was no activity related to stock options and outstanding stock option balances or other equity based compensation during the three and six month periods ended April 30, 2015 and 2014.  The Company did not grant any equity based compensation during the three and six months ended April 30, 2015 and 2014.

The 9,250 outstanding stock options that were exercisable as of April 30, 2015 have an exercise price $.90 per share, had a weighted average contractual life of 8.43 years, and no intrinsic value.  Outstanding options were granted with lives of 10 years and provide for vesting over a term of 0-5 years.  As of April 30, 2015, there were 37,000 unvested options and there is $19,102 of unrecognized future compensation expense that will be recognized over the next four years based on the vesting period of the options. Compensation is determined using the Black-Scholes model and the simplified method to derive the expected term of the options and historical volatility over the past five years.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This update was originally scheduled to be effective for fiscal years beginning after December 15, 2016 which for the Company would be the fiscal year beginning November 1, 2017. In April 2015, the FASB proposed an update to this rule which would defer its effective date for one year.  The proposed update stipulates the new standard would be effective for annual reporting periods beginning after December 15, 2017, and interim periods therein, with an option to adopt the standard on the originally scheduled effective date.  The Company is currently assessing the impact of this update on its operations.

In April 2015, the FASB issued ASU No. 2015-03, “Interest-Imputation of Interest” (Topic 835-30), that requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  ASU 2015-05 will be effective in the first quarter of fiscal 2017. The Company is currently evaluating the impact of the new pronouncement on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05 (Subtopic 350-40), Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU No. 2015-05 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is currently in the process of evaluating the effect this guidance will have on its consolidated financial statements and related disclosures.

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

11.	SUBSEQUENT EVENT

On May 20, 2015, the Company amended its Credit Agreement (as so amended, the “New Agreement”) with Bank of America to provide a senior financing facility consisting of term debt and a revolving line of credit.  Under the New Agreement, the Company became obligated on $12,000,000 of debt in the form of a term note to refinance the previous senior term debt and to fund repayment of a portion of its outstanding subordinated debt. Additionally, the New Agreement includes a $5,000,000 revolving line of credit that can be used for the purchase of fixed assets, to fund acquisitions, to collateralize letters of credit, and for operating capital.

The New Agreement amortizes the term debt over a five year period with 59 equal monthly installments of $133,333 and a final payment of $4,133,353 due in May 2020. The line of credit matures in May 2018.  There are various restrictive covenants under the New Agreement, and the Company is prohibited from entering into other debt agreements without the bank’s consent.

Under the New Agreement, interest is paid at a rate of one-month LIBOR plus a margin determined by certain leverage ratios specified in the New Agreement.  Based of the terms of the New Agreement, the margins were 3.00% for the term loan and 2.75% for the line of credit.  The margins will change quarterly based on leverage ratios.   With a portion of the proceeds from the term debt the Company paid down the amount of subordinated debt owed to Henry, Peter and John Baker by $1,000,000 in total leaving an aggregate remaining principal outstanding of $9,000,000 due in the amended maturity date of November 20, 2020.

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

Results of Operations

Overview and Trends

Sales in the first six months of 2015 were 2% lower than for the same period in 2014.  The decrease in sales was due to lower sales in our traditional product lines, which ordinarily go through a slower cycle in the cold weather months, despite increased sales from our office products line.  The decrease in our traditional lines was also due to continued price competition, two fewer scheduled sales days during the period, and bad winter weather, which shut down distribution several times in January both in 2015 and 2014. The increase in office products sales was attributable to expansion of sales and distribution throughout the Company’s complete territory.

Because the office products category has a significantly lower gross profit margin than our traditional products, growth in office products revenue does not add to gross profits at the same rate as with our traditional products.   Margins on K-Cups have also been under pressure.  We continue to experience issues in optimizing route delivery systems so that the greater cost of overnight deliveries and deliveries outside our regular distribution routes do not adversely affect delivery costs with resulting pressure on margins.

Operating costs were lower in the first six months of 2015 compared the first six months of 2014, but higher in the second quarter of fiscal 2015 compared to fiscal 2014, as we experienced higher compensations expense due in part to training new route salespeople.

These effects reduced income from operations by $543,000 for the first six months of fiscal 2015 and net income by $348,000 net of tax benefits compared to fiscal 2014.  For the most recent fiscal quarter of 2015, income from operations declined by $1,006,000 compared to the corresponding fiscal quarter of 2014, and net income for the same periods declined by $768,000, net of tax benefits.

Results of Operations for the Three Months Ended April 30, 2015 (Second Quarter) Compared to the Three Months Ended April 30, 2014

Sales
Sales for the three months ended April 30, 2015 were $18,729,000 compared to $18,576,000 for the corresponding period in 2014, an increase of $153,000 or 1%.  The increase was primarily attributable to an increase in sales of refreshment and office products that more than offset the decrease in water, coffee and rental. Net of acquisitions, sales decreased 3%.

The comparative breakdown of sales of the product lines for the respective three-month periods ended April 30, 2015 and 2014 is as follows:

	2015	2014	Difference	% Diff.
Water	$6,647	$6,707	$(60)	(1%)
Coffee	3,558	3,626	(68)	(2%)
Refreshment	2,794	2,677	117	4%
Equipment Rental	1,870	2,020	(150)	(7%)
Office Products	3,370	2,837	533	19%
Other	490	709	(219)	(31%)
Total	$18,729	$18,576	$153	1%

Water – Sales of water decreased compared to the same period in the prior year as a result of a 3% decrease in average selling price offset by a 2% increase in total bottles sold. The decrease in sales price is attributable to robust competition in the marketplace and a higher percentage of sales to customers with contract pricing.  Net of acquisitions, water sales decreased 8%.

Coffee – The decrease in sales was attributable to a decline in our traditional higher volume lines, bulk and K-cup, while Cool Beans® pods increased 54%.  Bulk products sales continued to be negatively influenced by the single serve lines and K-cup sales declined as a result of ongoing commoditization. The increase in pod sales is a result of conversion of the other lines as well as new sales but the volume of the product, to date, has not approached that of the others. Net of acquisitions, sales decreased 4%.

Refreshment – Complementary coffee products and single serve water sales increased 6% while items such as soft drinks, vending snacks, and cups declined.  Net of acquisitions, sales increased 2%

Equipment Rental – The decrease in sales was a result of an 8% decrease in price despite an increase of less than 1% of rental units in the field.  Net of acquisitions, sales decreased 9%.

Office Products – The increase in sales was a result of the expansion of the sales and distribution territory for these products.

Other – The decrease is attributable to a decline in the fees that are charged to offset energy costs for delivery and freight, raw materials, and bottling operations.  These charges decreased to $445,000 in the second quarter of 2015 from $590,000 in the same period in 2014.

Gross Profit/Cost of Goods Sold – For the three months ended April 30, 2015, gross profit decreased to $8,112,000 from $8,726,000 for the comparable period in 2014.  As a percentage of sales, gross margin was 43%, which was a decrease from 47% for the same period a year ago. The decrease in gross profit of $614,000 was primarily due to lower water sales combined with lower realized margins on K-cup sales. The increase in office products sales was not enough to offset the decrease because, as previously noted, this category generally has lower gross margins.

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

Operating Expenses and Income (Loss) from Operations

Total operating expenses increased to $8,763,000 in the second quarter of 2015 from $8,371,000 in the comparable period in 2014, an increase of $392,000, or 5%.

Selling, general and administrative (SG&A) expenses of $8,436,000 in the second quarter of 2015 increased $456,000, or 6%, from $7,980,000 in the comparable period in 2014.  Of total SG&A expenses, route distribution costs increased $220,000, or 6%, as a result higher compensation costs due to turnover and training; selling costs increased $187,000, or 15%, as a result of staffing increases; and administration costs increased $49,000, or 2%, as a result of non-labor related operating costs.

Advertising expenses were $143,000 in the second quarter of 2015 compared to $110,000 in the second quarter of 2014, an increase of $33,000, or 30%. The increase in advertising costs is primarily related to an increase in promotional activity.

Amortization decreased to $184,000 in the second quarter of 2015 from $281,000 in the comparable quarter in 2014, a decline of $97,000, or 35%.  Amortization is attributable to intangible assets that were acquired as part of acquisitions. The lower amortization in 2015 is attributable to some intangible assets becoming fully amortized during 2014.

The loss from operations for the three months ended April 30, 2015 was $651,000 compared to operating income of $355,000 in the comparable period in 2014, a decrease of $1,006,000.  The decline was the result of lower gross profit and an increase in operating expenses.

Interest, Taxes, and Other Expenses
Interest expense was $384,000 for the three months ended April 30, 2015 compared to $372,000 in the three months ended April 30, 2014, an increase of $12,000.  The increase is attributable to slightly higher variable interest rates and more debt subject to those rates.

The loss before income taxes was $1,034,000 for the three months ended April 30, 2015 compared to $17,000 in the corresponding period in 2014, an increase of $1,017,000. The tax benefit, as a result of loss from operations, for the second quarter of fiscal year 2015 was $393,000 compared to $144,000 in the second quarter of fiscal year 2014.  The increased tax benefit was a result of a higher loss from operations in the second quarter of 2015 compared to the second quarter of 2014.  The large tax benefit during the quarter ended April 30, 2014, in spite of a small loss before income tax benefit, was a result of a change in expected financial results for the full year ended October 31, 2014 and the favorable effect of state tax credits which impacted the estimated effective tax rate.

Net Income (Loss)
The net loss for the three months ended April 30, 2015 was $641,000 compared to net income of $127,000 in the corresponding period in 2014.    Reduced gross profit, pressure on margins, and increased operating expenses were the chief contributors to the 2015 second quarter results compared to the corresponding quarter of fiscal 2014.

Results of Operations for the Six Months Ended April 30, 2015 (First Half) Compared to the Six Months Ended April 30, 2014

Sales
Sales for the six months ended April 30, 2015 were $36,427,000 compared to $37,007,000 for the corresponding period in 2014, a decrease of $580,000, or 2%.  The decrease was primarily attributable to inclement weather in the first quarter and two fewer schedule operating days for the first half of 2015 compared to 2014.  Net of acquisitions, sales decreased 5%.

The comparative breakdown of sales of the product lines for the respective six month periods ended April 30, 2015 and 2014 is as follows:

Product Line	2015	2014	Difference	% Diff.
(000’s $)
Water	$12,783	$13,147	$(364)	(3%)
Coffee	6,982	7,510	(528)	(7%)
Refreshment	5,447	5,339	108	2%
Equipment Rental	3,809	3,992	(183)	(5%)
Office Products	6,336	5,692	644	11%
Other	1,070	1,327	(257)	(19%)
Total	$36,427	$37,007	$(580)	(2%)

Water – The decrease is a result of a 2% decrease in volume and a 1% decrease in average selling price.   The decrease in volume is attributable to adverse weather in the Company’s market area in the first part of the year and two fewer scheduled delivery days in the first six months of 2015 compared to 2014. Increased competition contributed to the decrease in price.  Net of acquisitions, sales decreased 10%.

Coffee – Revenues from sales of our Cool Beans brand increased 42% while revenues from other brands we sell were 10% less than the first half of 2014. The overall decrease was attributable to lower volume as a result of competition and lower prices dictated by lower commodity costs compared to a year ago. We believe that the increase in pod sales  reflects the fact that the pods offer a lower price, high quality substitute for other single serve coffee products.  Net of acquisitions, sales decreased 8%.

Refreshment – This category is comprised of complementary coffee products, single serve water, cups, vending items and other drinks.  Sales increased 9% for single serve water and 3% for complementary coffee products,  but sales of other items in this category decreased between 2-8% in the first half of 2015 compared to the same period a year ago. Net of acquisitions, sales decreased 1%.

Equipment Rental – The decrease is attributable to a 5% decrease in average rental price, reflecting aggressive price competition.  Net of acquisitions, sales decreased 6%.

Office Products – The increase in sales was a result of the expansion of the sales and distribution territory for these products.

Other – The decrease is attributable to a decline in the fees that are charged to offset energy costs for delivery and freight, raw materials, and bottling operations.  These charges decreased to $880,000 in the first half of 2015 from $1,155,000 in the same period in 2014.

Gross Profit/Cost of Goods Sold – For the six months ended April 30, 2015, gross profit decreased $932,000, or 5%, to $16,147,000 from $17,079,000 compared to the same period in 2014.  As a percentage of sales, gross profit decreased to 44% in the first half of 2015 from 46% in the first half of 2014. The decrease in gross profit and gross profit as a percentage of sales was primarily due to lower water sales as well as lower sales and margin percentages in coffee.

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

Operating Expenses and Income (Loss) from Operations
Total operating expenses decreased to $17,101,000 in the first half of 2015 from $17,490,000 in the comparable period in 2014, a decrease of $389,000, or 2%.

Selling, general and administrative (SG&A) expenses of $16,385,000 in the first half of 2015 decreased $142,000, or 1%, from $16,527,000 in the comparable period in 2014.  Of total SG&A expenses, route distribution costs decreased $139,000, or 2%, as a result of lower vehicle costs that were partially offset by higher labor related costs.  Selling costs increased $205,000, or 8%, as a result of increased staff; and administration costs decreased $208,000, or 3%, as a result of labor costs savings and lower professional fees.

Advertising expenses were $397,000 in the first half of 2015 compared to $351,000 in the first half of 2014, an increase of $46,000, or 13%. The increase in advertising costs reflects an increase in promotional activity.

Amortization was $369,000 in the first half of 2015 compared to $617,000 in the first half of 2014, a difference of $248,000, or 40%.  Amortization is attributable to intangible assets that were acquired as part of acquisitions. The lower amortization in 2015 is attributable to some intangible assets becoming fully amortized during 2014.

The loss from operations for the six months ended April 30, 2015 was $955,000, a decline of $544,000 compared to the loss from operations of $411,000 in the comparable period in 2014.  The increased loss is attributable to lower sales and gross profit despite decreased operating costs.

Interest, Taxes, and Other Expenses
Interest expense was $768,000 for the six months ended April 30, 2015 compared to $750,000 in the six months ended April 30, 2014, an increase of $18,000. The increase is attributable to slightly higher variable interest rates and more debt subject to those rates.

The loss before income taxes was $1,722,000 for the six months ended April 30, 2015 compared to the loss before income taxes of $1,161,000 in the corresponding period in 2014, a decline of $561,000. The tax benefit for the first half of fiscal year 2015 was $655,000 compared to $441,000 in 2014.  The expected effective tax rate of 38% was used in both years.

Net Loss
The net loss of $1,068,000 for the six months ended April 30, 2015 compared to $720,000 in the corresponding period in 2014, a decline of $348,000 in net income.  The increased loss is attributable to lower sales and gross profit despite decrease in operating costs.

Liquidity and Capital Resources

As of April 30, 2015, we had working capital of $3,714,000 compared to $5,957,000 as of October 31, 2014, a decrease of $2,243,000.  The net loss of $1,068,000 combined with increases in inventory and other current assets as well as decreases in accounts payable and accruals resulted in $1,612,000 of cash used in operations in the first half of 2015.  Also during the period, we used $1,135,000 for capital expenditures and $841,000 for repayment of senior debt.  Historically, in warmer months we generally experience increased sales of our higher margin, traditional product lines, which in turn results in improved liquidity.

Our Credit Agreement with Bank of America provides a senior financing facility consisting of term debt and a revolving line of credit.  As of April 30, 2015 we had $7,726,000 outstanding on our term loan.  We borrowed $1,779,000 on our operating line of credit which increased the balance to $2,279,000. The outstanding balance, combined with a letter of credit of $1,400,000 on our line of credit, resulted in a balance of $1,321,000 available to borrow on the line as of April 30, 2015.

Our Credit Agreement amortizes the term debt over a five-year period with 59 equal monthly installments of $130,952 and a final payment of $3,273,832 due in March 2018. The line of credit matures in March 2016.  Interest is paid at a rate of one-month LIBOR plus a margin determined by certain leverage ratios specified in the agreement, currently 2.68% for the term note and 2.43% for the line of credit.

Our credit facility requires that we be in compliance with certain financial covenants at the end of each fiscal quarter.  The covenants include senior debt service coverage as defined of greater than 1.25 to 1, total debt service coverage as defined of greater than 1 to 1, and senior debt to EBITDA as defined of no less than 2.50 to 1.  On January 14, 2015, the Company amended its Credit Agreement with the Bank. The amendment changed the calculation of Consolidated EBITDA with respect to the financial covenants to add certain severance costs expensed in fiscal year 2014. No other terms of the agreement were amended. As of April 30, 2015, we were in compliance with all of the financial covenants of our credit facility. The Credit Agreement prohibits us from paying dividends without prior consent of the lender.

As of April 30, 2015, the Company has an interest rate swap agreement in effect for the purpose of fixing at least 75% of the term loan under the Agreement with the Bank. The swap fixes the rate on at least 75% of the outstanding balance of the term note at 3.18% (.68% plus the applicable margin under the Agreement, 2.50%) until March 2016.

In addition to our senior and subordinated debt commitments, we have significant future cash commitments, primarily in the form of operating leases that are not reported on the consolidated balance sheet. The following table sets forth our contractual commitments in the remainder of the current year and future fiscal years as of April 2015:

Payment due by Period

Contractual Obligations (2)	Total	Remainder of 2015	2016-2017	2018-2019	After 2019
Debt (3)	$20,013,000	$793,000	$5,422,000	$13,798,000	$-
Interest on Debt (1,3)	4,711,000	740,000	2,728,000	1,243,000	-
Operating Leases	9,448,000	1,685,000	5,030,000	2,199,000	534,000
Total	$34,172,000	$3,218,000	$13,180,000	$17,240,000	$534,000

(1)
Interest based on 75% of outstanding senior debt at the hedged interest rate discussed above, 25% of outstanding senior debt at a variable rate of 2.68%, line of credit at a rate of 2.43%, and subordinated debt at a rate of 12%.

(2)
Customer deposits have been excluded from the table.  Deposit balances vary from period to period with water sales but future increases and decreases in the balances are not accurately predictable.  Deposits are excluded because, net of periodic additions and reductions, it is probable that a customer deposit balance will always be outstanding as long as the business operates.

(3)	Does not include the Second Amended and Restated Credit Agreement and the $1,000,000 discretionary repayment of subordinated debt made May 2015 and the repayment of the line of credit.

Subsequent to April 30, 2015, we amended our Agreement to renew the line of credit and restructure our term loan and pay a portion of subordinated debt.  As of May 20, 2015, our new Amended and Restated Credit Agreement (“New Agreement”) with the Bank obligated us to $12,000,000 of debt in the form of a term note to refinance the previous senior term debt and to fund re-payment of a portion of our current outstanding subordinated debt, and a revolving line of credit.  A reconciliation of funds used from the restructure of the term loan is as follows:

Existing term loan	$7,726,200
Repayment of subordinated debt	1,000,000
Administrative fees	72,500
Repayment of line of credit/operating cash	3,201,300
Total term loan obligation	$12,000,000

The New Agreement includes a $5,000,000 revolving line of credit that can be used for the purchase of fixed assets, to fund acquisitions, to collateralize letters of credit, and for operating capital.

The New Agreement amortizes the term debt over a five year period with 59 equal monthly installments of $133,333 and a final payment of $4,133,353 due May 2020.  The line of credit matures in May 2018.  There are various restrictive covenants under the New Agreement, and the Company is prohibited from entering into other debt agreements without Bank’s consent.

Under the New Agreement, interest is paid at a rate of one-month LIBOR plus a margin determined by certain leverage ratios specified in the New Agreement.  Based on the terms of the New Agreement, the margins were 3.00% for the term loan and 2.75% for the line of credit.  The margins will change quarterly based on leverage ratios.

Under the New Agreement, there were no changes in the requirement that we be in compliance with certain financial covenants at the end of each fiscal quarter, as those covenants were amended and agreed to on January 14, 2015.

There were no changes in the interest rate swap agreements with the Bank.

With a portion of the proceeds from the term debt the Company paid down the amount of subordinated debt owed to Henry, Peter and John Baker by $1,000,000 in total leaving an aggregate remaining principal outstanding of $9,000,000 due in the amended maturity date of November 20, 2020.

We have no other material contractual obligations or commitments.

Item 3.  Quantitative and Qualitative Disclosures about Market Risks.

Pursuant to Regulation S-K, Item 305(e), smaller reporting companies are not required to provide this information.

Item 4.  Controls and Procedures.

Our Chief Executive Officer and our Principal Accounting Officer, and other members of our senior management team, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based on such evaluation, our Chief Executive Officer and Principal Accounting Officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were adequate and effective to provide reasonable assurance that information required to be disclosed by us, including our consolidated subsidiary, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive and Principal Accounting officers, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting.

No change in our internal control over financial reporting occurred during the fiscal quarter ended April 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.                                Legal Proceedings.

None.

Item 1A.                             Risk Factors.

There was no change in the six months ended April 30, 2015 from the Risk Factors reported in our Annual Report on Form 10-K for the year ended October 31, 2014.

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

3.4	By-laws, as amended (Incorporated by reference to Exhibit 3.2 to our report on Form 8-K, filed with the SEC on April 2, 2010)

10.1	Second Amended and Restated Credit Agreement (May 20, 2015)

10.2	Third Amended and Restated Term Note (May 20, 2015)

10.3	Second Amended and Restated Revolving Credit Note (May 20, 2015

10.4	Amendments to Subordinated Notes (May 20, 2015)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Interactive Data Files regarding (a) our Consolidated Balance Sheets as of April 30, 2015 and October 31, 2014, (b) our Consolidated Statements of Operations for the Three and Six Months Ended April 30, 2015 and 2014, (c) our Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended April 30, 2015 and 2014, (d) our Consolidated Statements of Cash Flows for the Six Months Ended April 30, 2015 and 2014, and (e) the Notes to such Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:           June 15, 2015

CRYSTAL ROCK HOLDINGS, INC.

By: /s/ David Jurasek
David Jurasek
Vice President of Finance
(Principal Accounting Officer and Principal Financial Officer)

Exhibits Filed Herewith

Exhibit
Number                      Description

10.1	Second Amended and Restated Credit Agreement (May 20, 2015)

10.2	Third Amended and Restated Term Note (May 20, 2015)

10.3	Second Amended and Restated Revolving Credit Note (May 20, 2015

10.4	Amendments to Subordinated Notes (May 20, 2015)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive Data Files regarding (a) our Consolidated Balance Sheets as of April 30, 2015 and October 31, 2014, (b) our Consolidated Statements of Operations for the Three and Six Months Ended April 30, 2015 and 2014, (c) our Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended April 30, 2015 and 2014, (d) our Consolidated Statements of Cash Flows for the Six Months Ended April 30, 2015 and 2014, and (e) the Notes to such Consolidated Financial Statements.