Form 10-Q
period 2015-07-31
Crystal Rock Holdings, Inc.
filed 2015-09-18
CIK 1123316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015
OR

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

Large accelerated filer _____	Accelerated filer ____

Non-accelerated filer _____	Smaller reporting company X
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ____                                                     No    X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares outstanding at
Common Stock, $.001 Par Value	September 14, 2015
21,358,411

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

Table of Contents

		Page

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Consolidated Balance Sheets as of July 31, 2015 and October 31, 2014	3

	Consolidated Statements of Operations for the Three and Nine Months Ended July 31, 2015 and 2014	4

	Consolidated Statements of Comprehensive (Loss) Income for the Three and Nine Months Ended July 31, 2015 and 2014	5

	Consolidated Statements of Cash Flows for the Nine Months Ended July 31, 2015 and 2014	6

	Notes to Consolidated Financial Statements	7-16

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	17-25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	26

Item 4.	Controls and Procedures.	26

PART II - OTHER INFORMATION

	Legal Proceedings.	27

	Risk Factors.	27

	Unregistered Sales of Equity Securities and Use of Proceeds.	27

	Defaults Upon Senior Securities.	27

	Mine Safety Disclosures.	27

	Other Information.	27

	Exhibits.	27-28

SIGNATURE		29

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	July 31,	October 31,
	2015	2014
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$824,721	$1,841,044
Accounts receivable, trade - net of reserve of $318,576 and
$273,346 for 2015 and 2014, respectively	10,089,878	9,717,721
Inventories	2,689,133	2,440,364
Current portion of deferred tax asset	359,825	359,825
Other current assets	1,305,041	869,372

TOTAL CURRENT ASSETS	15,268,598	15,228,326

PROPERTY AND EQUIPMENT - net	7,062,631	7,088,620

OTHER ASSETS:
Goodwill	12,156,790	12,156,790
Other intangible assets - net	2,349,088	2,783,424
Deferred tax asset	73,492	73,492
Other assets	39,000	39,000

TOTAL OTHER ASSETS	14,618,370	15,052,706

TOTAL ASSETS	$36,949,599	$37,369,652

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Line of credit	$-	$500,000
Current portion of long term debt	1,599,996	1,631,424
Accounts payable	3,289,228	3,920,196
Accrued expenses	2,307,973	2,559,937
Current portion of customer deposits	655,220	631,836
Current portion of unrealized loss on derivatives	13,065	27,480
TOTAL CURRENT LIABILITIES	7,865,482	9,270,873

Long term debt, less current portion	10,133,338	6,940,488
Deferred tax liability	4,149,003	4,149,003
Subordinated debt	9,000,000	10,000,000
Customer deposits, less current portion	2,548,523	2,446,305
Long term portion of unrealized loss on derivatives	-	1,036

TOTAL LIABILITIES	33,696,346	32,807,705

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock - $.001 par value, 50,000,000 authorized shares,
21,960,229 issued and 21,358,411 outstanding shares as of
July 31, 2015 and October 31, 2014	21,960	21,960
Additional paid in capital	58,469,619	58,466,706
Treasury stock, at cost, 601,818 shares as of July 31, 2015
and October 31, 2014	(900,360)	(900,360)
Accumulated deficit	(54,330,127)	(53,009,249)
Accumulated other comprehensive loss	(7,839)	(17,110)
TOTAL STOCKHOLDERS' EQUITY	3,253,253	4,561,947

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$36,949,599	$37,369,652

See the notes to the consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended July 31,		Nine months ended July 31,
	2015	2014	2015	2014
	(unaudited)		(unaudited)

NET SALES	$19,327,381	$19,213,668	$55,754,042	$56,221,151

COST OF GOODS SOLD	10,710,465	9,568,976	30,990,601	29,497,950

GROSS PROFIT	8,616,916	9,644,692	24,763,441	26,723,201

OPERATING EXPENSES:
Selling, general and administrative expenses	7,771,306	7,955,214	24,156,224	24,482,238
Advertising expenses	124,164	204,997	521,435	555,901
Amortization	187,848	194,657	556,602	811,373
Gain on disposal of property and equipment	(1,444)	(401)	(51,265)	(5,334)

TOTAL OPERATING EXPENSES	8,081,874	8,354,467	25,182,996	25,844,178

INCOME (LOSS) FROM OPERATIONS	535,042	1,290,225	(419,555)	879,023

OTHER EXPENSE:
Interest expense	452,430	377,864	1,220,323	1,128,054

INCOME (LOSS) BEFORE INCOME TAXES	82,612	912,361	(1,639,878)	(249,031)

INCOME TAX EXPENSE (BENEFIT)	335,546	346,697	(319,000)	(94,632)

NET (LOSS) INCOME	$(252,934)	$565,664	$(1,320,878)	$(154,399)

NET (LOSS) INCOME PER SHARE - BASIC	$(0.01)	$0.03	$(0.06)	$(0.01)

NET (LOSS) INCOME PER SHARE - DILUTED	$(0.01)	$0.03	$(0.06)	$(0.01)

WEIGHTED AVERAGE SHARES USED IN COMPUTATION - BASIC	21,358,411	21,360,411	21,358,411	21,360,470
WEIGHTED AVERAGE SHARES USED IN COMPUTATION - DILUTED	21,358,411	21,360,411	21,358,411	21,360,470

See the notes to the consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three months ended July 31,		Nine months ended July 31,
	2015	2014	2015	2014
	(unaudited)		(unaudited)

NET (LOSS) INCOME	$(252,934)	$565,664	$(1,320,878)	$(154,399)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Cash Flow Hedges:
Unrealized gain on derivatives designated as cash flow hedges	3,212	6,355	9,271	11,474
Other Comprehensive Income, net of tax	3,212	6,355	9,271	11,474
TOTAL COMPREHENSIVE (LOSS) INCOME	$(249,722)	$572,019	$(1,311,607)	$(142,925)

See the notes to the consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended July 31,
	2015	2014
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,320,878)	$(154,399)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	2,037,431	2,020,758
Provision for bad debts on accounts receivable	215,752	195,691
Amortization	556,602	811,373
Gain on disposal of property and equipment	(51,265)	(5,334)
Non cash share-based compensation	2,913	3,238
Change in contingent consideration liability	(4,764)	-
Changes in operating assets and liabilities:
Accounts receivable	(587,909)	(567,280)
Inventories	(248,769)	40,346
Other current assets	(441,849)	(309,204)
Accounts payable	(630,968)	(759,728)
Accrued expenses	(251,964)	253,334
Customer deposits	125,602	37,469
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES	(600,066)	1,566,264

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,009,583)	(1,595,978)
Proceeds from sale of property and equipment	60,918	5,548
Cash used for acquisitions	(66,196)	(249,632)
NET CASH USED IN INVESTING ACTIVITIES	(2,014,861)	(1,840,062)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net line of credit (repayments) borrowings	(500,000)	300,000
Proceeds from long term debt	4,404,752	-
Principal payments on long term debt	(2,246,066)	(1,178,568)
Payments of debt issuance costs	(60,082)	-
Purchase of treasury stock	-	(3,627)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	1,598,604	(882,195)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,016,323)	(1,155,993)

CASH AND CASH EQUIVALENTS - beginning of period	1,841,044	2,089,787

CASH AND CASH EQUIVALENTS - end of period	$824,721	$933,794

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest	$1,173,355	$1,122,326

Cash (received) paid for income taxes	$(159,261)	$81,126

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Notes payable issued in acquisitions	$7,500	$60,000

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

2. GOODWILL AND OTHER INTANGIBLE ASSETS

Major components of intangible assets consisted of:

	July 31, 2015			October 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Wgt. Avg. Amort. Years	Gross Carrying Amount	Accumulated Amortization	Wgt. Avg. Amort. Years
Amortized Intangible Assets:
Covenants Not to Compete	$2,536,488	$2,361,321	2.67	$2,526,488	$2,296,369	3.04
Customer Lists	10,313,819	8,485,170	3.17	10,261,635	8,006,107	3.78
Other Identifiable Intangibles	608,393	263,121	24.24	548,311	250,534	24.96
Total	$13,458,700	$11,109,612		$13,336,434	$10,553,010

Amortization expense for the three month periods ending July 31, 2015 and 2014 was $187,848 and $194,657, respectively.  Amortization expense for the nine month periods ending July 31, 2015 and 2014 was $556,602 and $811,373, respectively.  There were no changes in the carrying amount of goodwill for the three and nine month periods ending July 31, 2015 and 2014.

3. DEBT

On May 20, 2015, the Company amended its Credit Agreement (the “Agreement”) with Bank of America to provide a senior financing facility consisting of term debt and a revolving line of credit.  Under the Agreement, the Company became obligated on $12,000,000 of debt in the form of a term note to refinance the previous senior term debt and to fund repayment of a portion of its outstanding subordinated debt. Additionally, the Agreement includes a $5,000,000 revolving line of credit that can be used for the purchase of fixed assets, to fund acquisitions, to collateralize letters of credit, and for operating capital.

The Agreement amortizes the term debt over a five year period with 59 equal monthly installments of $133,333 and a final payment of $4,133,333 due in May 2020. The revolving line of credit matures in May 2018.  There are various restrictive covenants under the Agreement, and the Company is prohibited from entering into other debt agreements without the bank’s consent.  The Agreement also prohibits the Company from paying dividends without the prior consent of the bank.

At July 31, 2015, there was no balance outstanding on the line of credit and a letter of credit issued for $1,420,000 to collateralize the Company’s liability insurance program as of that date.  Consequently, as of July 31, 2015, there was $3,580,000 available to borrow from the revolving line of credit. There was $11,733,000 outstanding on the term note as of July 31, 2015.

Under the Agreement, interest is paid at a rate of one-month LIBOR plus a margin based on the achievement of a specified leverage ratio.  As of July 31, 2015, the margin was 3.00% for the term note and 2.75% for the revolving line of credit.  As of July 31, 2015, the Company had $6,233,000 of the term debt subject to variable interest rates.  The one-month LIBOR was 0.19175% on the last business day of July 2015 resulting in total variable interest rates of 3.19175% and 2.94175%, for the term note and the revolving line of credit, respectively, as of July 31, 2015.  The Company has fixed the interest rate on a portion of its term debt by purchasing an interest rate swap (see Note 5).

On September 16, 2015 the Company amended its Agreement with Bank of America, effective as of July 31, 2015 (the “Amendment”).  The Amendment requires the Company to be in compliance with certain financial covenants at the end of each quarter.  The covenants include minimum rolling four quarter EBITDA of $3,775,000 as of July 31, 2015 and minimum liquidity (as defined) of at least $1,000,000.  The Amendment has specific EBITDA goals each quarter through the Quarter ending October 31, 2016.  As of July 31, 2015, the Company was in compliance with these covenants and the terms of the Amendment.

In addition to the senior debt, as of July 31, 2015, the Company has subordinated debt owed to Henry, Peter and John Baker in the aggregate principal amount of $9,000,000 that is due November 20, 2020.  The interest rate on each of these notes is 12% per annum.

The term debt, revolving line of credit and subordinated debt have been amended.  See Note 11, “Subsequent Event.”

4. INVENTORIES

Inventories consisted of the following at:

	July 31,	October 31,
	2015	2014
Finished Goods	$2,512,626	$2,219,351
Raw Materials	176,507	221,013
Total Inventories	$2,689,133	$2,440,364

Finished goods inventory consists of products that the Company sells such as, but not limited to, coffee, cups, soft drinks, and snack foods. Raw material inventory consists primarily of bottle caps. The amount of raw and bottled water on hand does not represent a material amount of inventory. The Company estimates that value as of July 31, 2015 and October 31, 2014 to be $74,000 and $70,000, respectively. This value includes the cost of allocated overhead. Bottles are accounted for as fixed assets.

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

The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to these agreements. The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures, and currently has no reason to believe that any counterparty will fail to fulfill its obligation.

For more details regarding the Company’s derivative hedging polices refer to Note 2, “Significant Accounting Policies,” in the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2014.

The Company entered into an interest rate swap agreement for the purpose of fixing a portion of the term loan under the original credit agreement with Bank of America. The swap fixes the rate on a portion of the outstanding balance of the term note at 3.68% (.68% plus the applicable margin under the Agreement, 3.00%) until March 2016.

As of July 31, 2015, the total notional amount of the swap agreement was $5,500,008. On that date, the variable rate on the remaining portion of the term note was 3.19175%.

At July 31, 2015, the net unrealized loss or gain relating to interest rate swap was recorded in current liabilities. The current portion is the valuation of the hedging instrument over the next twelve months. For the effective portion of the hedge, changes in the fair value of interest rate swaps designated as hedging instruments to mitigate the variability of cash flows associated with long-term debt are reported in other comprehensive income or loss net of tax effects.

The table below details the adjustments to other comprehensive income (loss), on a before tax and net-of tax basis, for the fiscal quarters ended July 31, 2015 and 2014.

	Before-Tax	Tax (Expense) Benefit	Net-of-Tax
Three Months Ended July 31, 2014
Gain on interest rate swap	$1,437	$(575)	$862
Reclassification adjustment for loss in income	9,155	(3,662)	5,493
Net unrealized gain	$10,592	$(4,237)	$6,355
Three Months Ended July 31, 2015
Loss on interest rate swap	$(1,718)	$687	$(1,031)
Reclassification adjustment for loss in income	7,071	(2,828)	4,243
Net unrealized gain	$5,353	$(2,141)	$3,212

The reclassification adjustments of $7,071 and $9,155 represent interest the Company paid in excess of the amount that would have been paid without the interest rate swap agreement during the quarters ended July 31, 2015 and 2014, respectively. These amounts were reclassified from accumulated other comprehensive loss and recorded in the consolidated statements of operations as interest expense. No other material amounts were reclassified during the quarters ended July 31, 2015 and 2014.

The table below details the adjustments to other comprehensive income (loss), on a before-tax and net-of tax basis, for the nine months ended July 31, 2015 and 2014.

	Before-Tax	Tax (Expense) Benefit	Net-of-Tax
Nine Months Ended July 31, 2014
Loss on interest rate swap	$(8,907)	$3,563	$(5,344)
Reclassification adjustment for loss in income	28,031	(11,213)	16,818
Net unrealized gain	$19,124	$(7,650)	$11,474
Nine Months Ended July 31, 2015
Loss on interest rate swap	$(7,182)	$2,873	$(4,309)
Reclassification adjustment for loss in income	22,634	(9,054)	13,580
Net unrealized gain	$15,452	$(6,181)	$9,271

The reclassification adjustments of $22,634 and $28,031 represent interest the Company paid in excess of the amount that would have been paid without the interest rate swap agreements during the nine months ended July 31, 2015 and 2014, respectively. These amounts were reclassified from accumulated other comprehensive loss and recorded in the consolidated statements of operations as interest expense. No other material amounts were reclassified during the nine months ended July 31, 2015 and 2014.

In the nine months ended July 31, 2015, the fair value of the swap changed from an unrealized loss on derivative liability of $28,516 at the beginning of the period to $13,065 at the end of the period. Also, as of July 31, 2015, the estimated net amount of the existing loss that is reported in accumulated other comprehensive loss that is expected to be reclassified into earnings within the next twelve months is $13,065, net of tax.

During the first nine months of 2015 and 2014, cash flow hedges were deemed 100% effective.

6. FAIR VALUES OF ASSETS AND LIABILITIES

Fair Value Hierarchy
The Company’s assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
Liabilities:
July 31, 2015
Unrealized loss on derivatives	$-	$13,065	$-

October 31, 2014
Unrealized loss on derivatives	$-	$28,516	$-

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

▪	In the “float” model, the rate reflects where the market expects LIBOR to be for the respective period and is based on the Eurodollar futures market.

▪	The discount factor is a function of the volatility of LIBOR.

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

	Three Months Ended July 31,		Nine Months Ended July 31,
	2015	2014	2015	2014
Net (Loss) Income	$(252,934)	$565,664	$(1,320,878)	$(154,399)
Denominator:
Basic Weighted Average Shares Outstanding	21,358,411	21,360,411	21,358,411	21,360,470
Dilutive effect of Stock Options	-	-	-	-
Diluted Weighted Average Shares Outstanding	21,358,411	21,360,411	21,358,411	21,360,470
Basic Income (Loss) Per Share	$(.01)	$.03	$(.06)	$(.01)
Diluted (Loss) Per Share	$(.01)	$.03	$(.06)	$(.01)

There were 46,250 and 247,750 options outstanding as of July 31, 2015 and 2014, respectively.

For the three month period ended July 31, 2015 there were no options used to calculate the effect of dilution because the Company had a net loss for the period. For the three month period ended July 31, 2014 there were no options used to calculate the effect of dilution because all of the outstanding options’ exercise prices exceeded the market price of the underlying common shares and were therefore considered anti-dilutive. For the nine month periods ended July 31, 2015 and 2014 there were no options used to calculate the effect of dilution because the Company had a net loss for the periods.

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

In April 2014, the Company’s stockholders approved the 2014 Stock Incentive Plan. The plan provided for issuances of awards of up to 500,000 restricted or unrestricted shares of the Company’s common stock, or incentive or non-statutory stock options to purchase such common stock. Of the total amount of shares authorized under this plan, no options have been granted and 500,000 shares are available for grant at July 31, 2015.

The options issued under the plans generally vest in periods up to five years based on the continuous service of the recipient and have 10 year contractual terms. Share awards generally vest over one year. Option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the plans).

There were eight option grants, for a total of 201,500 shares, that expired in the first nine months of 2015 and three option grants, for a total of 15,000 shares that expired or were forfeited in the first nine months of fiscal 2014. Other than the expirations and forfeitures, there was no activity related to stock options and outstanding stock option balances or other equity based compensation during the three and nine month periods ended July 31, 2015 and 2014. The Company did not grant any equity based compensation during the three and nine months ended July 31, 2015 and 2014.

The 9,250 outstanding stock options that were exercisable as of July 31, 2015 have an exercise price $.90 per share, had a weighted average contractual life of 8.17 years, and no intrinsic value. Outstanding options were granted with lives of 10 years and provide for vesting over a term of 0-5 years. As of July 31, 2015, there were 37,000 unvested options and there is $18,131 of unrecognized future compensation expense that will be recognized over the next four years based on the vesting period of the options. Compensation is determined using the Black-Scholes model and the simplified method to derive the expected term of the options and historical volatility over the past five years.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of the ASU to fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2016. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU. The Company is currently evaluating the transition methods and the impact of the standard on its consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-05 (Subtopic 350-40), “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU No. 2015-05 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is currently in the process of evaluating the effect this guidance will have on its consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory”. The ASU requires entities using the first-in, first-out (FIFO) inventory costing method to subsequently value inventory at the lower of cost and net realizable value. The ASU defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU requires prospective application and is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years, with early adoption permitted. The adoption of this guidance by the Company is not expected to have a material impact on its consolidated financial statements.

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

11. SUBSEQUENT EVENT

On August 18, 2015, the Company amended its Subordinated Notes held by related parties. The interest payments on the notes scheduled for August 20, 2015 were not paid but instead were added to principal and not considered overdue. As a result, the amount owed to Henry Baker is $3,708,000, the amount owed to each of John and Peter Baker is $2,781,000, and the total outstanding principal balance on the notes is $9,270,000. John and Peter Baker are directors and executive officers, and Henry Baker is their father.

On September 16, 2015, the Company amended its Credit Agreement with the Bank of America (as so amended, the “Amendment”), effective as of July 31, 2015. The Amendment requires the Company to be in compliance with certain financial covenants as follows: (i) minimum rolling four quarter EBITDA through October 31, 2016 and (ii) minimum liquidity as defined of no less than $1,000,000 through January 30, 2017. Effective for the quarter ending January 31, 2017, the quarterly covenants will include senior debt service coverage, as defined, of greater than 1.25 to 1, total debt service coverage, as defined, of greater than 1.05 to 1, and senior debt to EBITDA of less than 2.50 to 1.

Under the Amendment, interest is paid at a rate of one-month LIBOR plus a margin based on the achievement of a specified leverage ratio. As of September 16, 2015, the margin was 3.50% for the term note and 3.25% for the revolving line of credit.

The Amendment also restricts payments of interest on Subordinated Notes and Company acquisitions until certain conditions are met.

On September 16, 2015 the Company further amended its Subordinated Notes held by related parties. Future interest payments on the notes will not be paid but will be added to the principal balance of the Subordinated Notes until such time that the terms of the Amendment allow cash payments of interest on its Subordinated Notes.

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

Results of Operations

Overview and Trends

Sales in the first nine months of 2015 were 1% lower than for the same period in 2014. The decrease in sales occurred in our traditional product lines, due in large measure to (a) continued price competition, (b) volume decreases reflecting two fewer scheduled sales days during the period, and (c) bad winter weather, which shut down distribution several times in January both in 2015 and 2014. For the nine-month period, much of the sales decrease in traditional lines was offset by increased sales in office products, attributable to expansion of sales and distribution throughout the Company’s complete territory.

Because the office products category has a significantly lower gross profit margin than our traditional products, growth in office products revenue does not improve gross profits at the same rate as with our traditional products. Margins on K-Cups have also been under pressure due to both supplier price increases and competitive pricing pressures. During the nine-month period, we continued to experience issues in optimizing route delivery systems so that the greater cost of overnight deliveries and deliveries outside our regular distribution routes would not adversely affect delivery costs with resulting pressure on margins.

Operating costs were lower in the first nine months of 2015 compared to the first nine months of 2014, despite the higher compensation costs incurred due in part to training new route salespeople. Selling, general and administrative costs benefited from lower insurance costs and reduction in compensation expense following the departure of a senior officer.

These effects reduced income from operations by $1,299,000 for the first nine months of fiscal 2015, and increased the net loss by $1,167,000 net of tax benefits compared to fiscal 2014. For the most recent fiscal quarter of 2015, income from operations declined by $755,000 compared to the corresponding fiscal quarter of 2014, and the net loss of $253,000 was a decline of $819,000 from the net income of 566,000 for the corresponding fiscal quarter of 2014.

To address some of the difficulties that have adversely affected income from operations and net income, we have taken several steps. First, we have reduced the number of full-time employees and expect some further reductions, which will lower our operating expenses. We have focused on more strategic pricing for water, K-cups and selected office products that takes into account the value provided with our quality products and integrated services.

In this regard, we are also aware of the effects of increased competition and technological change in the office products industry generally, trends which have exerted downward pressure on margins. Our goal is to avoid “commodity products,” target our better customer profiles (i.e., customers who typically purchase our traditional product lines) and improve margins for both traditional products and office products. We are becoming more focused on customers who want regularly scheduled route deliveries. We believe that greater service efficiencies, with a shift to higher gross margins, is more likely to produce a healthy bottom line for the Company even if revenues decline somewhat.

Results of Operations for the Three Months Ended July 31, 2015 (Third Quarter) Compared to the Three Months Ended July 31, 2014

Sales

Sales for the three months ended July 31, 2015 were $19,327,000 compared to $19,214,000 for the corresponding period in 2014, an increase of $113,000 or 1%. The increase was primarily attributable to an increase in sales of office products that more than offset the decreases in all other revenue lines. Net of acquisitions, sales decreased 2%.

The comparative breakdown of sales of the product lines for the respective three-month periods ended July 31, 2015 and 2014 is as follows:

Product Line (000’s $)	2015	2014	Difference	% Diff.

Water	$7,375	$7,592	$(217)	(3%)
Coffee	3,226	3,424	(198)	(6%)
Refreshment	2,896	2,935	(39)	(1%)
Equipment Rental	1,809	2,066	(257)	(12%)
Office Products	3,559	2,653	906	34%
Other	462	544	(82)	(15%)
Total	$19,327	$19,214	$113	1%

Water – Sales of water decreased compared to the same period in the prior year as a result of a 4% decrease in average selling price offset by a 1% increase in total bottles sold. The decrease in sales price is attributable to robust competition in the marketplace and a higher percentage of sales to customers with contract pricing. Net of acquisitions, water sales decreased 8%.

Coffee – The decrease in sales was attributable to a decline in our traditional higher volume lines, bulk and K-cup, while Cool Beans® pods increased 27%. Bulk products sales continued to be negatively influenced by the single serve lines and K-cup sales declined as a result of ongoing commoditization. The increase in pod sales is a result of conversion of the other lines as well as new sales but the volume of the product, to date, has not approached that of the others. Net of acquisitions, sales decreased 7%.

Refreshment –Single serve water sales increased 15% while items such as soft drinks, vending snacks, and cups declined. Net of acquisitions, sales decreased 3%

Equipment Rental – The decrease in sales was a result of a 12% decrease in price while the number of rental units in the field remained flat. Net of acquisitions, sales decreased 13%.

Office Products – The increase in sales was a result of the expansion of the sales and distribution territory for these products.

Other – The decrease is attributable to a decline in the fees that are charged to offset energy costs for delivery and freight, raw materials, and bottling operations. These charges decreased to $460,000 in the third quarter of 2015 from $548,000 in the same period in 2014.

Gross Profit/Cost of Goods Sold – For the three months ended July 31, 2015, gross profit decreased to $8,617,000 from $9,645,000 for the comparable period in 2014. As a percentage of sales, gross margin was 45%, which was a decrease from 50% for the same period a year ago. The decrease in gross profit of $1,028,000 was primarily due to lower non-office product sales combined with lower realized margins on these sales. The decrease in pricing for water and the lower pricing combined with higher costs for K-Cups and lost rental revenues were the primary driver to the reduced gross profit. The increase in office products sales was not enough to offset the decrease because, as previously noted, this category generally has lower gross margins.

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

Operating Expenses and Income (Loss) from Operations

Total operating expenses decreased to $8,082,000 in the third quarter of 2015 from $8,354,000 in the comparable period in 2014, a decrease of $272,000, or 3%.

Selling, general and administrative (SG&A) expenses of $7,771,000 in the third quarter of 2015 decreased $184,000, or 2%, from $7,955,000 in the comparable period in 2014. Of total SG&A expenses, route distribution costs decreased $40,000, or 1% The net savings is the result of lower fuel and truck leasing costs partially offset by higher compensation costs due to turnover and training and vehicle repairs; selling costs increased $142,000, or 11%, as a result of staffing increases; and administration costs decreased $286,000, or 9%, as a result of labor related operating costs.
Advertising expenses were $124,000 in the third quarter of 2015 compared to $205,000 in the third quarter of 2014, a decrease of $81,000, or 40%. The decrease in advertising costs is primarily related to a decrease in printed material and on-line advertising.

Amortization decreased to $188,000 in the third quarter of 2015 from $195,000 in the comparable quarter in 2014, a decline of $7,000, or 4%. Amortization is attributable to intangible assets that were acquired as part of acquisitions. The lower amortization in 2015 is attributable to some intangible assets becoming fully amortized during 2014.

The income from operations for the three months ended July 31, 2015 was $535,000 compared to operating income of $1,290,000 in the comparable period in 2014, a decrease of $755,000. The decline was the result of lower gross profit partially offset by a decrease in operating expenses.

Interest, Taxes, and Other Expenses

Interest expense was $452,000 for the three months ended July 31, 2015 compared to $378,000 in the three months ended July 31, 2014, an increase of $74,000. The increase is attributable to administrative fees paid to the Bank of America related to the May 20, 2015 Amended and Restated Credit Agreement.

The income before income taxes was $83,000 for the three months ended July 31, 2015 compared to $912,000 in the corresponding period in 2014, a decrease of $829,000. The tax expense for the third quarter of fiscal year 2015 was $336,000 compared to $347,000 in the third quarter of fiscal year 2014. The large tax expense as compared to income before taxes is due to a lower effective tax rate applied to the year to date loss before income taxes then the rate used in the second quarter ended April 30, 2015 and the third quarter ended July 31, 2014. The change in the effective rate was a result of a change in expected financial results for the full year ended October 31, 2015.

Net Income (Loss)

The net loss for the three months ended July 31, 2015 was $253,000 compared to net income of $566,000 in the corresponding period in 2014. Reduced gross profit, pressure on margins, partially offset by reduced operating expenses were the chief contributors to the 2015 third quarter results compared to the corresponding quarter of fiscal 2014.

Results of Operations for the Nine Months Ended July 31, 2015 Compared to the Nine Months Ended July 31, 2014

Sales

Sales for the nine months ended July 31, 2015 were $55,754,000 compared to $56,221,000 for the corresponding period in 2014, a decrease of $467,000, or 1%. The decrease was primarily attributable to inclement weather in the first quarter and two fewer schedule operating days for the first nine months of 2015 compared to 2014. Net of acquisitions, sales decreased 4%.

The comparative breakdown of sales of the product lines for the respective nine month periods ended July 31, 2015 and 2014 is as follows:

Product Line	2015	2014	Difference	% Diff.
(000’s $)

Water	$20,159	$20,738	$(579)	(3%)
Coffee	10,207	10,934	(727)	(7%)
Refreshment	8,344	8,274	70	1%
Equipment Rental	5,618	6,058	(440)	(7%)
Office Products	9,895	8,344	1,551	19%
Other	1,531	1,873	(342)	(18%)
Total	$55,754	$56,221	$(467)	(1%)

Water – The decrease is a result of a 1% decrease in volume and a 2% decrease in average selling price. The decrease in volume is attributable to adverse weather in the Company’s market area in the first part of the year and two fewer scheduled delivery days in the first nine months of 2015 compared to 2014. Increased competition contributed to the decrease in price. Net of acquisitions, sales decreased 9%.

Coffee – Revenues from sales of our Cool Beans brand increased 37% while revenues from other brands we sell were 10% less than the first nine months of 2014. The overall decrease was attributable to lower volume as a result of competition and lower prices dictated by lower commodity costs compared to a year ago. We believe that the increase in pod sales reflects the fact that the pods offer a lower price, high quality substitute for other single serve coffee products. Net of acquisitions, sales decreased 8%.

Refreshment – This category is comprised of complementary coffee products, single serve water, cups, vending items and other drinks. Sales increased 11% for single serve water, but sales of other items in this category decreased as much as 8% in the first nine months of 2015 compared to the same period a year ago. Net of acquisitions, sales decreased 2%.

Equipment Rental – The decrease is attributable to a 7% decrease in average rental price, reflecting aggressive price competition. Net of acquisitions, sales decreased 8%.

Office Products – The increase in sales was a result of the expansion of the sales and distribution territory for these products.

Other – The decrease is attributable to a decline in the fees that are charged to offset energy costs for delivery and freight, raw materials, and bottling operations. These charges decreased to $1,340,000 in the first nine months of 2015 from $1,703,000 in the same period in 2014.

Gross Profit/Cost of Goods Sold – For the nine months ended July 31, 2015, gross profit decreased $1,960,000, or 7%, to $24,763,000 from $26,723,000 compared to the same period in 2014. As a percentage of sales, gross profit decreased to 44% in the first nine months of 2015 from 48% in the first nine months of 2014. The decrease in gross profit and gross profit as a percentage of sales was primarily due to lower water sales as well as lower sales and margin percentages in coffee and a higher percentage sales mix of office products to total sales.

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

Operating Expenses and Income (Loss) from Operations

Total operating expenses decreased to $25,183,000 in the first nine months of 2015 from $25,844,000 in the comparable period in 2014, a decrease of $661,000, or 3%.

Selling, general and administrative (SG&A) expenses of $24,156,000 in the first nine months of 2015 decreased $326,000, or 1%, from $24,482,000 in the comparable period in 2014. Of total SG&A expenses, route distribution costs decreased $179,000, or 2%, as a result of lower vehicle costs that were partially offset by higher labor related costs. Selling costs increased $347,000, or 9%, as a result of increased staff; and administration costs decreased $494,000, or 5%, as a result of labor costs savings and lower telephone and networking costs.

Advertising expenses were $521,000 in the first nine months of 2015 compared to $556,000 in the first nine months of 2014, a decrease of $35,000, or 6%. The decrease in advertising costs is primarily related to a decrease in printed material and on-line advertising.

Amortization was $557,000 in the first nine months of 2015 compared to $811,000 in the first nine months of 2014, a difference of $254,000, or 31%. Amortization is attributable to intangible assets that were acquired as part of acquisitions. The lower amortization in 2015 is attributable to some intangible assets becoming fully amortized during 2014.

The loss from operations for the nine months ended July 31, 2015 was $420,000, compared to income from operations of $879,000 for the comparable period in 2014 a decline of $1,299,000. The loss is attributable to lower sales and gross profit despite decreased operating costs.

Interest, Taxes, and Other Expenses

Interest expense was $1,220,000 for the nine months ended July 31, 2015 compared to $1,128,000 in the nine months ended July 31, 2014, an increase of $92,000. The increase is attributable to slightly higher variable interest rates and more debt subject to those rates and administrative fees paid to the bank related to the May 20, 2015 Amended and Restated Credit Agreement with the Bank of America.

The loss before income taxes was $1,640,000 for the nine months ended July 31, 2015 compared to the loss before income taxes of $249,000 in the corresponding period in 2014, a decline of $1,391,000. The tax benefit for the first nine months of fiscal year 2015 was $319,000 compared to $95,000 in 2014. The effective tax rate of 29% limited to the lower expected loss for the year was used in the first nine months of fiscal 2015 and 38% in the first nine months of fiscal 2014 is based on the expected effective tax rate for each respective fiscal year.

Net Loss

The net loss of $1,321,000 for the nine months ended July 31, 2015 compared to $154,000 in the corresponding period in 2014, a decline of $1,167,000 in net income. The increased loss is attributable to lower sales and gross profit despite decrease in operating costs.

Liquidity and Capital Resources

As of July 31, 2015, we had working capital of $7,404,000 compared to $5,957,000 as of October 31, 2014, an increase of $1,447,000. The net loss of $1,321,000 combined with increases in inventory and other current assets as well as decreases in accounts payable and accruals resulted in $600,000 of cash used in operations in the first nine months of 2015. Also during the period, we used $2,010,000 for capital expenditures, $1,746,000 for the repayment of senior debt and $1,000,000 for the repayment of subordinated debt. During the quarter ending July 31, 2015 we amended our Agreement to renew the line of credit and restructure our term loan and pay a portion of subordinated debt. As of May 20, 2015, our new Amended and Restated Credit Agreement with the Bank obligated us to $12,000,000 of debt in the form of a term note to refinance the previous senior term debt and to fund re-payment of a portion of our current outstanding subordinated debt, and a revolving line of credit. A reconciliation of funds used from the restructure of the term loan is as follows:

Existing term loan	$7,726,200
Repayment of subordinated debt	1,000,000
Administrative fees	72,500
Repayment of line of credit/operating cash	3,201,300
Total term loan obligation	$12,000,000

Our Credit Agreement with Bank of America provides a senior financing facility consisting of term debt and a revolving line of credit. As of July 31, 2015, we had $11,733,000 outstanding on our term loan. We had no funds borrowed on our operating line of credit. We have a letter of credit of $1,420,000 on our line of credit as of July 31, 2015, resulting in a balance of $3,580,000 available to borrow on the line as of July 31, 2015.

The Agreement amortizes the term debt over a five year period with 59 equal monthly installments of $133,333 and a final payment of $4,133,333 due in May 2020. The revolving line of credit matures in May 2018. There are various restrictive covenants under the Agreement, and the Company is prohibited from entering into other debt agreements without the bank’s consent. The Agreement also prohibits the Company from paying dividends without the prior consent of the bank.

On September 16, 2015, the Company amended its Credit Agreement with the Bank of America (as so amended, the “Amendment”). The Amendment requires the Company to be in compliance with certain financial covenants as follows: (i) minimum rolling four quarter EBITDA through October 31, 2016 and (ii) minimum liquidity as defined of no less than $1,000,000 through January 30, 2017. Effective for the quarter ending January 31, 2017, the quarterly covenants will include senior debt service coverage, as defined, of greater than 1.25 to 1, total debt service coverage, as defined, of greater than 1.05 to 1, and senior debt to EBITDA of less than 2.50 to 1. As of July 31, 2015, we were in compliance with all of the financial covenants and the terms of the Amendment. The Amendment also restricts payments of interest on Subordinated Notes and Company acquisitions until certain conditions are met. The Credit Agreement prohibits us from paying dividends without prior consent of the lender.

As of July 31, 2015, the Company has an interest rate swap agreement in effect for the purpose of fixing a portion of the term loan under the Agreement with the Bank. The swap fixes the rate on a portion of the outstanding balance of the term note at 3.68% (.68% plus the applicable margin under the Agreement, 3.00%) until March 2016.

As of July 31, 2015, the total notional amount of the swap agreement was $5,500,008. On that date, the variable rate on the remaining portion of the term note was 3.19175%.

In addition to our senior and subordinated debt commitments, we have significant future cash commitments, primarily in the form of operating leases that are not reported on the consolidated balance sheet. The following table sets forth our contractual commitments in the remainder of the current year and future fiscal years as of July 2015:

	Payment due by Period
Contractual Obligations (2)	Total	Remainder of 2015	2016-2017	2018-2019	After 2019
Debt	$20,733,000	$399,000	$3,200,000	$3,200,000	$13,934,000
Interest on Debt (1)	7,019,000	373,000	2,853,000	2,625,000	1,168,000
Operating Leases	8,691,000	827,000	5,090,000	2,229,000	545,000
Total	$36,443,000	$1,599,000	$11,143,000	$8,054,000	$15,647,000

(1)
Interest based on 75% of outstanding senior debt at the hedged interest rate discussed above, 25% of outstanding senior debt at a variable rate of 3.19%, no outstanding balances on the line of credit, and subordinated debt at a rate of 12%.

(2)
Customer deposits have been excluded from the table. Deposit balances vary from period to period with water sales but future increases and decreases in the balances are not accurately predictable. Deposits are excluded because, net of periodic additions and reductions, it is probable that a customer deposit balance will always be outstanding as long as the business operates.

Subsequent to July 31, 2015, the Company amended its Subordinated Notes held by related parties. The interest payments on the notes scheduled for August 20, 2015 were not paid but instead were added to principal and not considered overdue. As a result, the amount owed to Henry Baker is $3,708,000, the amount owed to each of John and Peter Baker is $2,781,000, and the total outstanding principal balance on the notes is $9,270,000. John and Peter Baker are directors and executive officers, and Henry Baker is their father. The 12% subordinated notes mature in May 2020.

On September 16, 2015 the Company further amended its Subordinated Notes held by related parties. Future interest payments on the notes will not be paid in cash but will be added to the principal balance of the Subordinated Notes until such time that the terms of the Amendment allow cash payments of interest on its Subordinated Notes.

The modifications to the subordinated notes were approved by the Company’s Board of Directors at a meeting held on September 15, 2015 and by the Company’s Audit Committee at a meeting held on September 15, 2015, as required by the Audit Committee’s charter provisions concerning approval of related party transactions. The modifications were also agreed to by Bank of America.

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

Changes in Internal Control over Financial Reporting.

No change in our internal control over financial reporting occurred during the fiscal quarter ended July 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There was no change in the nine months ended July 31, 2015 from the Risk Factors reported in our Annual Report on Form 10-K for the year ended October 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

For information about amendments to certain material definitive agreements of the Company, see (a) the fifth paragraph of Note 3 to our Consolidated Financial Statements; (b) Note 11 to our Consolidated Financial Statements; and (c) the fourth, eighth, ninth and tenth paragraphs of “Management’s Discussion and Analysis of Financial Condition and Results of Operations − Liquidity and Capital Resources.” The foregoing information is hereby incorporated herein by this reference.

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

3.4	By-laws, as amended (Incorporated by reference to Exhibit 3.2 to our report on Form 8-K, filed with the SEC on April 2, 2010)

10.1	First Amendment Agreement dated September 16, 2015 by and among Crystal Rock Holdings, Inc., Crystal Rock LLC and Bank of American, N.A.

10.2	Amendments to Subordinated Notes dated September 16, 2015 between Crystal Rock Holdings, Inc. and each of Henry Baker, Peter Baker and John Baker, respectively.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Interactive Data Files regarding (a) our Consolidated Balance Sheets as of July 31, 2015 and October 31, 2014, (b) our Consolidated Statements of Operations for the Three and Nine Months Ended July 31, 2015 and 2014, (c) our Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended July 31, 2015 and 2014, (d) our Consolidated Statements of Cash Flows for the Nine Months Ended July 31, 2015 and 2014, and (e) the Notes to such Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 18, 2015

CRYSTAL ROCK HOLDINGS, INC.

By: /s/ David Jurasek
David Jurasek
Vice President of Finance
(Principal Accounting Officer and Principal Financial Officer)

Exhibits Filed Herewith

Exhibit Number	Description

10.1	First Amendment Agreement dated September 16, 2015 by and among Crystal Rock Holdings, Inc., Crystal Rock LLC and Bank of American, N.A.

10.2	Amendments to Subordinated Notes dated September 16, 2015 between Crystal Rock Holdings, Inc. and each of Henry Baker, Peter Baker and John Baker, respectively.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Interactive Data Files regarding (a) our Consolidated Balance Sheets as of July 31, 2015 and October 31, 2014, (b) our Consolidated Statements of Operations for the Three and Nine Months Ended July 31, 2015 and 2014, (c) our Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended July 31, 2015 and 2014, (d) our Consolidated Statements of Cash Flows for the Nine Months Ended July 31, 2015 and 2014, and (e) the Notes to such Consolidated Financial Statements.