Form 10-K
period 2015-10-31
Crystal Rock Holdings, Inc.
filed 2016-01-29
CIK 1123316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2015.

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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  [_]   No  [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  [_]   No  [X]
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]   No [  ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller Reporting Company [X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non‑affiliates of the registrant, computed by reference to the last sale price per share of common stock on April 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, as reported on the NYSE MKT, was $7,110,910.

The number of shares outstanding of the registrant's Common Stock, $.001 par value per share, was 21,358,411 on January 8, 2016.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement, to be filed not later than 120 days after the registrant's fiscal year ended October 31, 2015, and delivered in connection with the registrant's annual meeting of stockholders, are incorporated by reference into Part III of this Form 10-K.

Note: Items 6 and 7A are not required for smaller reporting companies and therefore are not furnished.
***************
In this Annual Report on Form 10-K, "Crystal Rock," the "Company," "we," "us" and "our" refer to Crystal Rock Holdings, Inc. and its subsidiary, taken as a whole, unless the context otherwise requires.
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
***************
Except for historical facts, the statements in this Annual Report on Form 10-K are forward-looking statements.  Forward-looking statements are merely our current predictions of future events.  These statements are inherently uncertain, and actual events could differ materially from our predictions.  Important factors that could cause actual events to vary from our predictions include those discussed in this Annual Report on Form 10-K under the heading "Risk Factors."  We assume no obligation to update our forward-looking statements to reflect new information or developments.  We urge readers to review carefully the risk factors described in this Annual Report on Form 10-K and in the other documents that we file with the Securities and Exchange Commission.  You can read these documents at www.sec.gov.

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
Water
Bottled water is a mainstream beverage and the centerpiece of many consumers' healthy living lifestyles.  Sales of bottled water accounted for 37% of our total sales in fiscal years 2015 and 2014.  We believe that the development of the bottled water industry has for many years reflected public awareness of the potential contamination and unreliability of some municipal water supplies.  Conversely, bottled water has been the recent focus of publicity regarding concerns about the possibly adverse environmental effects of using plastic bottles, as well as the effect on the environment of water extraction and the production and disposal of plastic bottles.  See Item 1A, "Risk Factors," for more information.
Coffee
Coffee, a product that is counter seasonal to water, is the second leading product in the distribution channel, accounting for 18% of our total sales in fiscal year 2015 and 19% of our total sales in fiscal year 2014.  We sell different brands and sizes of coffee products.  We continue to promote our Cool Beans® brand coffee in an effort to increase profitability and create brand equity in the coffee category.  Because coffee is a commodity, coffee sales are affected by volatility in the world commodity markets.  An interruption in supply or a dramatic increase in pricing could have an adverse effect on our business.
A large proportion of our coffee sales are single-serve coffee products.  These products have revolutionized the marketplace over the last decade, and changes in distribution play a significant role in the profitability of these products.
Refreshment and Equipment Rental
Ancillary products, such as soft drinks and snacks, accounted for 15% of our total revenues in fiscal years 2015 and 2014.  Equipment rentals, primarily water coolers, made up 10% of our total revenues in fiscal 2015 and 11% of our total revenues in fiscal 2014.

Office Products
While the contributions of water, coffee, refreshment products and cooler rentals to our revenues have stagnated or declined over the past two fiscal years, we grew revenues from sales of office products.  In fiscal 2013, we modified our long-term strategy in this regard from mainly pursuing organic growth to endeavoring to increase office products revenues through acquisitions.  The contribution to total revenues from office products in fiscal 2015 increased to 18% of total revenues in fiscal 2015 from 15% in fiscal 2014.
Other Revenue
Fees that are charged to offset energy costs for delivery and freight, raw materials, and bottling operations primarily make up the balance of our revenue.  This comprised 2% of our total sales in fiscal year 2015 and 3% in fiscal 2014.
Water Sources, Treatment, and Bottling Operations
Water from local municipalities is the primary source for the Crystal Rock Waters® brand in three- and five-gallon bottles.  This accounts for 67% of our water bottled in these types of containers.  Municipal water is purified through a number of processes beginning with filtration.  Utilizing carbon and ion exchange filtration systems, we remove chlorine and other volatile compounds and dissolved solids.  After the filtration process, impurities are removed by reverse osmosis and/or distillation.  Prior to bottling, we add pharmaceutical grade minerals to the water, including calcium, potassium, and magnesium for taste.  The water is ozonated (by injecting ozone into the water as an agent to prohibit the formation of bacteria) and bottled in a fully enclosed clean room with a high efficiency particulate air, or HEPA, filtering system designed to prevent any airborne contaminants from entering the bottling area, in order to create a sanitary filling environment.
If for any reason the municipal sources for Crystal Rock® water were curtailed or eliminated, we could, though probably at greater expense, purchase water from other sources and have it shipped to our manufacturing facilities.
The main source of our natural spring water (primarily sold under the Vermont Pure® brand) is a spring owned by a third party in Stockbridge, Vermont that is subject to a 50-year water supply contract, approximately 40 years of which remain.  We also obtain water, under similar agreements with third parties, from springs in Bennington and Tinmouth, Vermont.  These three springs are approved by the State of Vermont as sources for natural spring water.  The contractual terms for these springs provide spring water in excess of our current needs and within the apparent capacity of the springs, and accordingly we believe that we can readily meet our bulk water supply needs for the foreseeable future. Water from these springs account for 33% of our total water bottled.
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
Products
Water, Coffee, and Refreshment and Ancillary Equipment
We sell our Crystal Rock® and Vermont Pure® water brands in three- and five-gallon bottles to homes and offices throughout New England, New York, and New Jersey.  In general, Crystal Rock® is distributed in southern New England and New York, while Vermont Pure® is primarily distributed throughout northern New England and secondarily in southern New England and New York.  We rent and sell water coolers to customers to dispense bottled water.  Our coolers are available in various consumer preferences such as cold, or hot and cold, dispensing units.  In addition, we sell and rent units to commercial accounts that filter water from the existing source on site.  We also rent and sell coffee brewing equipment and distribute a variety of coffee, tea and other hot beverage products and related supplies, as well as other consumable products used around the office.  We offer vending services in some locations.  We own the Cool Beans® brand of coffee which we distribute throughout our market area.  In addition to Cool Beans®, we sell other brands of coffee, most notably, Baronet and Keurig Green Mountain.
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
Office Products Line
We have been distributing office products under the Crystal Rock Office® brand since 2011.  Recognizing the value inherent in our distribution system, we do not maintain large inventories of office products. Rather, we primarily purchase office products from large national vendors such as S. P. Richards that provide just-in-time delivery, with the result that the introduction of our office product line has not resulted, and is not expected to result, in a material outlay of resources to accommodate increased inventory.  The broader range of office products has contributed significantly to our sales as this product line has become a growing portion of our total sales.  However, we have had difficulties attaining target profit margins on this line of products.

Our original strategy contemplated growing this portion of our business by a combination of making small acquisitions and improving our information technology (IT) infrastructure in order to facilitate online sales. In 2011, we introduced office products sold under the Crystal Rock Office® brand throughout Connecticut.  We had significant IT expenditures in fiscal 2011 and fiscal 2012, devoted in large measure toward developing the web-based and personnel aspects of selling the Crystal Rock Office® brand.  However, in fiscal 2013 and subsequently, we decided to re-focus our principal strategy in this area toward growth by acquisition.  Accordingly, we reduced our sales force and our IT development expenses and acquired the assets of a New England-based office products company in fiscal 2013.  This acquisition increased our distribution in portions of our core market areas, enhanced our internet sales presence and increased our sales significantly in this product category in fiscal 2014 and fiscal 2015.
Despite the advantage of not having to maintain a significant inventory for office products, this line of products has not yielded as much margin as our traditional lines, so that incremental sales have not been as profitable as our traditional lines have been.
In addition to barriers to entry in this market such as establishing our brand name in the marketplace and developing our IT systems, we face significant competition from other office products suppliers that have considerably greater assets and resources than we do and may be better known for office products sales in our markets.  We believe that we have a well-established distribution system and that the Crystal Rock® family of brands is well known in the regions in which we operate, and we hope to successfully leverage those advantages.  Nevertheless, price competition in the office product market can be robust, and there can be no assurance that our office products strategy will be successful.  See Item 1A, "Risk Factors," for more information.
Marketing and Sales of Branded Products

Crystal Rock products are marketed and distributed under four house brands:  Crystal Rock Waters®, Vermont Pure Natural Spring Water®, Cool Beans® Coffee and Crystal Rock Office®. Through this combination of brands – and resale of other manufactured brands – we provide a choice of high quality products and value-added services to homes and offices.

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

Over the last several years we have continually refocused our efforts on sales and marketing in order to better serve all of our product lines and enhance the value of our distribution system and customer base.  Initially, we hired and trained an expanded sales force and incurred significant expenditures to build an IT infrastructure designed to enhance sales administration and run our business more efficiently.  However, late in 2013 we decided to shift the infrastructure platform that we had been constructing to one we had acquired during the year.  For more information, see Item 1A, "Risk Factors."  In 2014, we worked to stabilize our IT and e-commerce platforms.   Subsequently, during fiscal 2015, we experienced significant losses through the first three quarters, due in large part to lower than desired margins on office products, which led to a reduction in the number of full-time employees.  In the latter part of fiscal 2015, we focused more heavily on strategic pricing taking into account the value provided with our quality products and integrated services.  Our goal is to avoid commodity pricing and focus on customers who want more regularly scheduled route deliveries.  These changes in 2015 produced better operating results in the fourth quarter of the fiscal year.

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

We market our home and office delivery service throughout most of New England, New York and parts of New Jersey.  A combination of telemarketers and sales personnel sell our products and services.  We also maintain an internal marketing department that works closely with a professional marketing agency who together develop and manage our brands and market position. Our goal is to optimize our marketing and sales returns through efficient technology investments, personal customer interactions and maintaining consistent visibility.

Advertising and Promotion

We advertise our products through a digital, online strategy focused on promoting expanded product and services, and we look to collect customer data in order to engage and market customer relationships both on and offline. Through a combination of websites, social platforms and internet advertising, we are centralizing and transitioning our marketing efforts to offer and incentivize current and new customers through a larger online presence while providing customers direct purchasing capability.  We also promote our products through sales collateral, direct mail, various public relations and sponsorship opportunities.  We endeavor to be highly visible in the communities that we serve.  We have been a significant sponsor of a United Way giving campaign to support Live United through the Greater Waterbury Connecticut United Way, and we feature local giving options to support the United Way throughout our entire market area.  We also support charities devoted to the treatment and cure of multiple sclerosis, and Peter and John Baker sit on a number of charitable boards.

Sales and Distribution

We sell and deliver products directly to our customers using our own employees and route delivery trucks.  Deliveries to customers are made on a regularly scheduled basis for water, coffee, and ancillary products. We accommodate our customers with next day delivery when they run out of those products and for office products.  We bottle our water at our facilities in Watertown, Connecticut, White River Junction, Vermont, and Halfmoon, New York and have water bottled for us in Buffalo and Endicott, New York.  We maintain numerous distribution locations throughout our market area.  From these locations we also distribute dispensing equipment, a variety of coffee, tea and other refreshment products, and related supplies.  We receive office supplies, equipment, and furniture on a "just-in-time" basis from our vendors at our distribution locations. We ship between our production and distribution sites using both our own and contracted carriers.

Supplies

We currently source all of our raw materials from outside vendors. As one of the largest Home and Office distributors in the country, we are able to capitalize on volume to continue to reduce costs.

We rely on trucking to receive raw materials and transport and deliver our finished products.  Consequently, the price of fuel significantly impacts the cost of our products.  We purchase our own fuel for our Home and Office delivery and use third parties for transportation of raw materials and finished goods between our warehouses.  While volume purchases can help control erratic fuel pricing, market conditions ultimately determine the price. In the past, we have experienced substantial market fluctuation of fuel prices.  However, fuel prices have become more stable recently, and our regular customers pay a minimum monthly fuel charge.  The risk remains that we may not be able to use fuel price adjustments to cover the cost of fuel increases in a volatile market for petroleum products, which could adversely affect our profitability.

Our principal coffee suppliers are Keurig Green Mountain and Baronet Coffee. Our principal bottle supplier is Parker Plastics.

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

Seasonality

Our business is seasonal.  The period from June to September, when we have our highest water sales, represents the peak period for sales and revenues due to increased consumption of cold beverages during the summer months in our core Northeastern United States market.  Conversely, coffee has a peak sales period from November to March.  Sales of office products and supplies will fluctuate during the year.

Competition

We believe that bottled water historically has been a regional business in the United States.  The market includes several large regional brands owned by multi-national companies that operate throughout contiguous states. We also compete with smaller, locally-owned bottlers that operate in specific cities or market areas within single states.

With our Crystal Rock®, Vermont Pure® and Cool Beans® brands, we compete on the basis of pricing, customer service, quality of our products, attractive packaging, and brand recognition.  We consider our trademarks, trade names and brand identities to be very important to our competitive position and defend our brands vigorously.

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

The growth of our coffee product line has been driven by single serve packages.  Increased competition has developed for these products, not only from other food and beverage distributors, but office products distributors and retail outlets as well. In addition, internet availability has increased.  Machines to brew these packages are different from traditional machines and packages ideally need to be brewed in machines that accommodate the specific package.  As a result, the popularity of a certain machine often dictates what products are successful in the marketplace.  We have developed our own Cool Beans® pod in order to create brand equity in this category. Our success, both from a sales and profitability perspective, may be affected by our access to distribution rights for certain products and machines, our decisions concerning which equipment to invest in and our ability to develop brand awareness.

We believe that it has become increasingly important to our competitive advantage to decrease the impact of our business on the environment.   We traditionally use five-gallon containers that are placed on coolers and are reused many times.  To further "green" our business we generate solar electricity in our Watertown, Connecticut facility, use high efficiency lighting and vehicles and have instituted no-idling and other driving policies in all of our locations.

The office products business is highly competitive.  Companies like Staples, Office Depot and W.B. Mason are larger and better capitalized than Crystal Rock and compete with us on price as well as level of service.  Moreover, the evolution of modern business practices towards the "paperless office" could have the effect of reducing the available market for some office products.  If the overall market for office products contracts, price competition can be expected to exert pressure on our margins for office products, with potential adverse effects on our earnings or cash flow, even if we are able to continue increasing revenues from this product line.   See Item 1A, "Risk Factors," for more information.

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

Government Regulation

The Federal Food and Drug Administration (FDA) regulates bottled water as a "food."  Accordingly, our bottled water must meet FDA requirements of safety for human consumption, of processing and distribution under sanitary conditions and of production in accordance with the FDA "good manufacturing practices."  To assure the safety of bottled water, the FDA has established quality standards that address the substances that may be present in water which may be harmful to human health as well as substances that affect the smell, color and taste of water.  These quality standards also require public notification whenever the microbiological, physical, chemical or radiological quality of bottled water falls below standard.  The labels affixed to bottles and other packaging of the water is subject to FDA restrictions on health and nutritional claims for foods under the Fair Packaging and Labeling Act.  In addition, all drinking water must meet Environmental Protection Agency standards established under the Safe Drinking Water Act for mineral and chemical concentration and drinking water quality and treatment that are enforced by the FDA.

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

In recent years, there has been legislative and executive action in state and local governments that has or would ban the use of bottled water in municipal buildings, enact local taxes on bottled water, and limit the sale by municipalities of water supplies to private companies for resale.  Such regulation could adversely affect our business and financial results.  For additional information, see Item 1A, "Risk Factors," below.

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

Employees

As of January 5, 2016, we had 319 full-time employees and 14 part-time employees.   None of the employees belong to a labor union.  We believe that we have good standing relationships with all of our employees.

Additional Available Information
Our principal website is www.crystalrock.com.  We make our annual, quarterly and current reports, and amendments to those reports, available free of charge on www.crystalrock.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC).  Reports of beneficial ownership of our common stock, and changes in that ownership, by directors, officers and greater-than-10% shareholders on Forms 3, 4 and 5, are likewise available free of charge on the SEC's website and our website.

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

The Baker family group, consisting of former director Henry Baker and three current directors Peter Baker (CEO), John Baker (Executive Vice President) and Ross Rapaport (Chairman), as trustee, together own a majority of our common stock.  Accordingly, these stockholders, acting together, can exert a controlling influence over the outcome of matters requiring stockholder approval, such as the election of directors, amendments to our certificate of incorporation, mergers and various other matters.  The concentration of ownership could also have the effect of delaying or preventing a change of control of the company.  In addition, Peter Baker is a director of West North Holdings, Inc., a company that owns just over 5% of our common stock.  Mr. Baker does not have the power to vote or dispose of those shares and disclaims beneficial ownership thereof.

As permitted under the corporate governance rules of the NYSE MKT, we have, at the direction of the Baker family group, elected "controlled company" status under those rules.  A controlled company is exempted from these NYSE MKT corporate governance rules:  (1) the requirement that a listed company have a majority of independent directors, (2) the requirement that nominations to the company's board of directors be either selected or recommended by a nominating committee consisting solely of independent directors, and (3) the requirement that officers' compensation be either determined or recommended by a compensation committee consisting solely of independent directors.  We do not currently utilize exemption (3) as we have a compensation committee consisting solely of three independent directors.

The personal interests of our directors and officers create conflicts.

As mentioned above, the Baker family group owns a majority of our common stock.  In addition, in connection with the acquisition of the Crystal Rock Spring Water Company in 2000, we issued members of the Baker family group 12% subordinated promissory notes secured by all of our assets. As of October 31, 2015, the balance on these notes is $9,270,000.  We also lease important facilities in Watertown and Stamford, Connecticut from Baker family interests.  These interests of the Baker family create various conflicts of interest.  Transactions between the Company and related parties are subject to review and approval by the Audit Committee, which consists entirely of independent directors.

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

In 2011, we began to distribute office products under the Crystal Rock Office® brand and commenced a hiring effort to increase our sales force substantially.  Initial sales were relatively modest.  In 2013, we acquired an office products business in our market area that had higher annual sales in that line of business than we did.  This acquisition resulted in significantly improved revenues, but maintaining gross margins on our office products has been challenging.  In addition, we must address compatibility issues between our legacy software and software we obtained in the office products business acquisition described above.  Other integration issues related to the 2013 acquisition included managing route delivery systems so that the greater cost of overnight deliveries and deliveries outside our regular distribution routes would not adversely affect total delivery costs and thereby diminish margins on our office products.  We continue to work to enhance our e‑commerce system and to facilitate the distribution integration of our traditional product lines with office products.  In particular, we are avoiding commodity pricing when possible and enhancing value for customers who want regularly scheduled deliveries.

In the first three quarters of fiscal 2015, we experienced significant losses, which resulted in a reduction in the number of full-time employees.  Though progress was made toward improving margins in the fourth quarter of 2015, there can be no assurance that we can maintain the growth and expansion of our office products business in an optimal way so as to increase revenues while maintaining acceptable gross margins and improving our net income and cash flow.  If we are unable to achieve acceptable gross margins, or if we have difficulties integrating our office products business with our legacy business, our financial condition and results of operations could be materially and adversely affected.

The office products business is highly competitive.  Many of our competitors are larger and better capitalized than we are.  In addition, the evolution of modern business practices towards the "paperless office" may tend to reduce the available market for some office products.  If we are unable to compete successfully in this market, our office products business may be harmed and our revenues and profits may be materially and adversely affected.

Competition in this area is robust.  Companies like Staples, Office Depot and W.B. Mason are larger and better capitalized than Crystal Rock and compete with us on price as well as level of service.  Further, if the overall market for office products contracts, price competition can be expected to exert pressure on our margins for office products, with potential adverse effects on our earnings or cash flow.   There can be no assurance that we can continue to increase revenues from office products while maintaining or growing our profitability.
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
• diversion of our management's time, attention, and resources;
• decreased utilization during the integration process;
• integration into our business of new personnel, or loss of key acquired personnel;
• increased costs to improve or coordinate software, managerial, operational, financial, and administrative systems, including compliance with the Sarbanes-Oxley Act of 2002;
• dilutive issuances of equity securities, including convertible debt securities;
• the assumption of legal liabilities;
• amortization of acquired intangible assets;
• potential write-offs related to the impairment of goodwill;
• difficulties in integrating diverse corporate cultures; and
• additional conflicts of interest.

We face significant competition in the water and office refreshment business from companies with greater resources than we have.  Methods of competition in the distribution of home and office refreshment products continue to change and evolve.  If we are unable to meet these changes, our business could be harmed.

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

Our portal for customer online orders, which are primarily for the purchase of office supplies, is vital to our sales operations and integrates with our primary supplier to facilitate next day delivery.  The vendor that developed and supports this software recently has announced that it will no longer support the current software we use for this system.  We are testing alternative software to replace this software, including internal programming and third party support from our route accounting system provider.  While this transition provides us an opportunity to enhance our online ordering, our business could be adversely affected, our expenses increased, or our online portal rendered less effective or ineffective if we do not execute the transition efficiently.  We will also become more dependent on the route accounting software vendor.

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

We believe that the adverse publicity associated with these reports is generally aimed at the retail, small bottle segment of the industry that is now a minimal part of our business, and that our customers can readily distinguish our products from the retail bottles that are currently the basis for concern in some areas.  Our customers typically buy their water in reusable five-gallon containers that are placed on coolers and reused many times.  Only approximately 4% of our total sales are from water sold in single serve packages.  In addition, we continue to take steps to "green" our business by means of solar electricity generation, high efficiency lighting, no-idling and other driving policies, and the use of biodiesel.
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

At October 31, 2015 and 2014, our outstanding senior debt was $11,333,000 and $9,072,000, respectively, and our outstanding subordinated debt was $9,270,000 and $10,000,000 respectively.  The underlying loans are secured by substantially all of our assets.  If we do not repay our indebtedness in a timely fashion, our secured creditors could declare a default and foreclose upon our assets, which would result in harmful disruption to our business, the sale of assets for less than their fully realizable value, and possible bankruptcy.  We must generate enough cash flow to service this indebtedness until maturity.

Fluctuations in interest rates could significantly increase our expenses.  We will have significant interest expense for the foreseeable future, which in turn may increase or decrease due to interest rate fluctuations.  To partially mitigate this risk, we have used swaps to establish fixed interest rates on a portion of our outstanding senior term debt.

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

Our senior credit agreement contains numerous covenants and restrictions that affect how we conduct our business.  In particular, an amendment to our senior credit agreement in September 2015 contains covenants that currently prohibit payment of interest on our subordinated debt, which means that those interest payments will be added to principal and accordingly increase our leverage.  Further, under these circumstances we cannot deduct the interest on subordinated debt for tax purposes, which means that the Company receives no associated tax benefit.  This has an adverse effect on our results of operations.

Fluctuations in the cost of essential raw materials and commodities, including fuel costs, for the manufacture and delivery of our products could significantly impact our business.

Bottle manufacturers use plastic and other petroleum-based products for the manufacturing of our bottles.  Increases in the cost of petroleum will likely have an impact on our bottle costs.

We rely on trucking to receive raw materials and transport and deliver our finished products.  Consequently, the price of fuel significantly impacts the cost of our products.  We purchase our own fuel for our Home and Office delivery and use third parties for transportation of raw materials and finished goods between our warehouses.  While volume purchases can help control erratic fuel pricing, market conditions ultimately determine the price. In the past, we have experienced substantial market fluctuation of fuel prices.  However, when fuel prices have increased, we have been able to establish a fuel adjustment charge for our customers that covered the incremental rising cost of fuel.  When fuel prices have decreased, they have not decreased enough to offset the incremental fuel cost over what we considered our "base" level for fuel cost.  The risk remains that we may not be able to use fuel price adjustments to cover the cost of fuel increases in a volatile market for petroleum products, which could adversely affect our profitability.  Further, limitations on the supply or availability of fuel could inhibit our ability to get raw materials and distribute our products, which in turn could have an adverse effect on our business.

A significant portion of our sales is derived from coffee.  The supply and price of coffee may be limited by climate, by international political and economic conditions, and by access to transportation, combined with consumer demand.  An increase in the wholesale price of coffee could result in a reduction in our profitability.  If our ability to purchase coffee were impaired by a market shortage, our sales might decrease, which would also result in a reduction of profitability and customer satisfaction.

Our success depends on the continued services of key personnel.

Our continued success will depend in large part upon the expertise of our senior management and their ability to execute our strategic planning.  Peter Baker, our Chief Executive Officer and President, John Baker, our Executive Vice President, and David Jurasek, our Principal Financial Officer, Treasurer and Assistant Secretary, have entered into employment agreements with Crystal Rock Holdings, Inc.  These "at will" employment agreements do not prevent these employees from resigning.  The departure or loss of any of these executives individually could have an adverse effect on our business and operations and could contribute to disruption of our business while we searched for replacement personnel with appropriate skills.

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

While changing weather is a constant in our market area, we have experienced extreme weather events that affected sales in the years in which they occurred and beyond.  For example, in late August 2011, Tropical Storm Irene caused considerable, widespread damage in parts of our market area.  Flooding and resulting road damage reduced our ability to service customers in Vermont and Northern New York.  In addition, our costs increased to access our springs and ship products.  Parts of Connecticut and Massachusetts experienced a major snowstorm in late October 2011, shutting off power and reducing access in some parts of those states for more than a week, with resulting service interruptions and operating cost increases in those areas.  In late October 2012, Hurricane Sandy caused significant destruction in the coastal Connecticut, New York City, and northern New Jersey portions of our market area.  Again, our customer service was interrupted, and we incurred extra costs.  In the winters of 2013, 2014 and 2015, several snow and ice storms in our market area forced us to close some of our facilities and stop distributing our products for short periods of time.  Specifically, we could not deliver in greater Boston area for an extended period of time during the 2014-2015 winter.  The effects of extreme weather like these storms are difficult to quantify because of other variables, but in general these disruptions were temporary and without permanent effects on our business.  However, the cumulative effect of extremely adverse weather is not favorable to our business.

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

As part of our Home and Office delivery operations, we have entered into or assumed various lease agreements for properties used as distribution points and office space.  The following table summarizes these arrangements and includes our bottling facilities:

Location	Lease expiration	Sq. Ft.	Annual Rent
Williston, VT	June 2019	12,320	$83,080
Bow, NH	May 2016	12,800	60,000
Rochester, NY	January 2017	15,000	60,000
Buffalo, NY	September 2021	20,000	92,000
Syracuse, NY	October 2017	17,680	75,140
Halfmoon, NY	October 2016	22,500	167,265
Plattsburgh, NY	Month-to-month	5,000	24,000
Watertown, CT*	October 2016	67,000	470,521
Stamford, CT	September 2020	22,000	248,400
White River Junction, VT	May 2019	20,382	113,744
Groton, CT	June 2019	7,500	58,250
Canton, MA	October 2019	23,966	155,779
* Corporate headquarters

All locations are used primarily for warehousing and distribution and have limited office space for location managers and support staff.  Halfmoon, NY, White River Junction, VT and Watertown, CT house water production facilities.  Our headquarters in Watertown, Connecticut has a substantial amount of office space for sales, accounting, information systems, customer service, and general administrative staff. We expect to renew leases that are expiring over the next twelve months with similar terms.

The landlord for the buildings in Stamford and the headquarters in Watertown, Connecticut is a trust with which Henry, John, and Peter Baker, and Ross Rapaport are affiliated.  We believe that the rent charged under these leases is not more than fair market rental value.  Rent on the Stamford lease is currently subject to adjustment and will be negotiated.  The Watertown lease is subject to review and renewal in 2016.

We expect that these facilities will meet our needs for the next several years.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

N/A.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Common Stock is traded on the NYSE MKT under the symbol CRVP.  The table below indicates the range of the high and low daily closing prices per share of Common Stock as reported by the exchange.

Fiscal Year Ended October 31, 2015
	High	Low
First Quarter	$.85	$.70
Second Quarter	$.79	$.68
Third Quarter	$.87	$.63
Fourth Quarter	$.86	$.51

Fiscal Year Ended October 31, 2014
	High	Low
First Quarter	$1.14	$.83
Second Quarter	$1.42	$.83
Third Quarter	$ .90	$.76
Fourth Quarter	$ .87	$.71

The last reported sale price of our Common Stock on the NYSE MKT on January 5, 2016 was $.58 per share.

As of that date, we had approximately 270 record owners and believe that there were approximately 1,500 beneficial holders of our Common Stock.

No dividends have been declared or paid to date on our Common Stock.  Our senior credit agreement prohibits us from paying dividends without the prior consent of the lender.  It is unlikely that we will pay dividends in the foreseeable future.

Issuer Purchases of Equity Securities

On May 14, 2012 we announced a program to repurchase up to $500,000 of our common stock. There is no expiration date for the program.  The dollar amount may not be reached.  During fiscal 2015 no shares were repurchased.  The maximum expenditure that may yet to be used for purchase under the program is $470,030 as of October 31, 2015.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management's Discussion and Analysis (MD&A) is intended to help the reader understand our Company.  The MD&A should be read in conjunction with our consolidated financial statements and the accompanying notes.  This overview provides our perspective on the individual sections of the MD&A, as well as a few suggestions for reading these pages.  The MD&A includes the following sections:

▪	Business Overview — a brief description of fiscal year 2015.
▪	Results of Operations — an analysis of our consolidated results of operations for the two years presented in our consolidated financial statements.
▪	Liquidity and Capital Resources — an analysis of cash flows, sources and uses of cash, and contractual obligations and a discussion of factors affecting our future cash flow.
▪
Critical Accounting Policies — a discussion of accounting policies that require critical judgments and estimates.  Our significant accounting policies, including the critical accounting policies discussed in this section, are summarized in the notes to the accompanying consolidated financial statements.

Business Overview

Sales were 2% lower and our business had a net loss in fiscal 2015 compared to a small net profit in fiscal 2014.  This continued a trend of lower operating income and net income, excluding goodwill impairment losses, from fiscal 2010 to fiscal 2015.  Among the key factors that have contributed to this continuing trend are aggressive competition, particularly in water and office products, and our response to competitive factors, which has in some cases increased our costs in order to provide an additional level of service.  Our operating results have also been affected by less controllable factors such as adverse weather conditions.  Among other factors, the 2015 decrease in sales reflected a decrease of three scheduled delivery days in 2015 and more unscheduled shutdowns due to severe winter weather than in 2014.  An increase in the sales of office supplies partially offset the decline in sales of our traditional product lines, but margins in the office products line were not as strong as desired.

The decreased sales of our more traditional product lines, including water and equipment rental,  combined with the increase in sales of office products, which generally have lower margins than our traditional businesses, resulted in a decline in gross profit dollars of 7%.  Although our operating expenses decreased by 5%, we nevertheless had a net loss for the year.

We have taken several steps to address some of the difficulties that have adversely affected income from operations and net income.  First, we have reduced the number of full-time employees and continue to evaluate further reductions, which will lower our operating expenses.  We have focused on more strategic pricing for water, K-cups and office products that takes into account the value provided with our quality products and integrated services.

In this regard, we are also aware of the effects of increased competition and technological change in the office products industry generally, trends which have exerted downward pressure on margins.  Our goal is to avoid "commodity products" and the lower associated pricing, and target our better customer profiles (i.e., customers who typically purchase our traditional product lines) and improve margins for both traditional products and office products.  We are becoming more focused on customers who want regularly scheduled route deliveries.  We believe that greater service efficiencies, with a shift to higher gross margins, will more likely produce a healthy bottom line for the Company even if revenues decline.

Fourth quarter results showed some success from this approach, as gross margin percentage for the fourth quarter was 47%, compared to 44% for the first nine months of fiscal 2015.  We also had improved fourth quarter net income that reduced by 54% our net loss for the first nine months of the fiscal year.

Results of Operations

Fiscal Year Ended October 31, 2015 Compared to Fiscal Year Ended October 31, 2014

Sales
Sales for fiscal year 2015 were $73,901,000 compared to $75,155,000 for 2014, a decrease of $1,254,000 or 2%.  Sales attributable to acquisitions in fiscal year 2015 were $1,801,000. Net of acquisitions, sales decreased 4%.

The comparative breakdown of sales is as follows:

Product Line	2015	2014	Difference	% Diff.
	(in 000's $)	(in 000's $)	(in 000's $)
Water	$27,180	$27,759	$(579)	(2%)
Coffee	13,249	14,585	(1,336)	(9%)
Refreshment	11,073	11,213	(140)	(1%)
Equipment Rental	7,444	7,995	(551)	(7%)
Office Products	13,151	11,106	2,045	18%
Other	1,804	2,497	(693)	(28%)
Total	$73,901	$75,155	$(1,254)	(2%)

Water –Water sales volume decreased 1% as a result of the Company having 3 fewer scheduled sales days and severe weather in the Boston market during the winter of 2014-2015.  The average selling price decreased 1% as a result of lower pricing which is attributable to increased competition. Net of acquisitions, sales would have decreased 7%.

Coffee – Sales of single-serve coffee declined to $9,156,000 from $10,013,000, despite an increase of 32% in our Cool Beans® pod sales.  Cool Beans® made up 15% of the category in 2015 compared to 11% in 2014.  There was also a 10% decrease in sales of our traditional coffee products for office and food service brewers.  The overall decrease in coffee sales was attributable to lower volume as a result of fewer delivery days and adverse weather and an increase in competition as well as lower pricing due to increased competition. The increase in pod sales is the result of focused marketing efforts on the brand and lower pricing than traditional hard pod products.  Net of acquisitions, coffee sales decreased 10% in 2015 compared to 2014.

Refreshment – Sales of small packaged water products increased 10% while other items in the refreshment category declined 4% during 2015 from 2014 levels.  Overall the category declined 1% in 2015 from 2014.

Equipment Rental – The decrease in equipment rental revenue in fiscal year 2015 compared to the prior year was a result of a 1% decrease in average units in the field and a decrease in average rental of 5%.  The decrease is primarily due to competitive pressure.  Net of acquisitions, rental income decreased 8%.

Office Products – The increase in sales was a result of a focused sales campaign to replace lost revenues in other areas.  The increase of 18% for 2015 over 2014 was internal growth with no impact from acquisitions.

Other – The primary decline was attributable to decreased fees that are charged to offset energy costs for delivery and freight, raw materials, and bottling operations.  These fees decreased 4% based on the market price of diesel fuel and the number of customers paying those fees.

Gross Profit/Cost of Goods Sold
Gross profit decreased $2,484,000 to $33,369,000 in fiscal year 2015 compared to $35,853,000 in fiscal 2014.  Gross profit as a percentage of sales decreased to 45% from 48%, respectively.  The decrease in total sales and the increase of office product sales directly caused the reduction in gross profit dollars.  Office product sales increased in dollars and as a percentage of sales to 18% in 2015 from 15% in 2014.  Office products sales generally have lower margins than other products we sell.  This shift in the sales mix of office products led to the percentage decline of gross profit in 2015.

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

Income from Operations/Operating Expenses
Income from operations was $767,000 in 2015 compared to $1,698,000 in 2014, a decrease of $931,000. The decrease is attributable to lower gross profit partially offset by a decrease in operating expenses.  Total operating expenses decreased by $1,554,000 or 5% in 2015 to $32,602,000 compared to $34,156,000 in 2014.
Selling, general and administrative (SG&A) expenses were $31,283,000 in fiscal year 2015 compared to $32,403,000 in fiscal year 2014, a decrease of $1,120,000, or 3%.  Of total SG&A expenses:

•	Route sales costs decreased 2%, or $343,000, to $14,157,000 in fiscal year 2015 from $14,500,000 in fiscal year 2014, primarily related to lower fuel and vehicle lease costs. A portion of these savings were offset by higher repair costs in 2015. Included as a component of route sales costs are total direct distribution related costs which decreased $416,000, or 3%, to $13,390,000 in fiscal year 2015 from $13,806,000 in fiscal year 2014, primarily as a result of lower fuel and vehicle lease costs;
•	Selling and administrative costs decreased 4% or $777,000, to $17,126,000 in fiscal year 2015 from $17,903,000 in fiscal year 2014. The decrease was attributable to lower labor costs.

Advertising expenses decreased to $640,000 in fiscal year 2015 from $750,000 in 2014, a decrease of $110,000, or 15%. The decrease in advertising costs is primarily related to a decrease in online advertising and fees paid to third parties for directing internet traffic to our online site.

Amortization decreased to $740,000 in 2015 compared to $1,002,000 in 2014.  Amortization is attributable to intangible assets that were acquired as part of acquisitions in recent years.  The decrease is the result of acquired customer lists and non-competition agreements issued in conjunction with acquisitions becoming fully amortized.

There was a net gain from the sale of miscellaneous assets in fiscal year 2015 of $62,000. The net amount of the cumulative transactions in 2014 offset each other.  These were sales of miscellaneous assets no longer used in the course of business.

We conducted an assessment of goodwill as of October 31, 2015. The assessment of the carrying value of goodwill is a two step process. In step one, the fair value of the Company is determined, using a weighted average of three different approaches – quoted stock price (a market approach), value comparisons to publicly traded companies (see footnote 1 on this page) believed to have comparable reporting units (a market approach), and discounted net cash flow (an income approach).  These approaches provide a reasonable estimation of the value of the Company and take into consideration the Company's thinly traded stock and concentrated holdings, market comparable valuations, and expected results of operations.  We used the following percentages for the weighted average of the three different approaches in fiscal 2015:

Quoted stock price	20%
Value comparisons to publicly traded companies	20%
Discounted net cash flow	60%

The resulting estimated fair value is then compared to the Company's equity value. The assessment concluded that the Company's fair value exceeded the Company's equity, therefore goodwill was not impaired as of October 31, 2015.  Since step one indicated no impairment, step two was not necessary. If impairment had been indicated, we would have then allocated the estimated fair value to all of the assets and liabilities of the Company (including unrecognized intangible assets) as if the Company had been acquired in a business combination and the estimated fair value was the price paid. We then would have recognized impairment in the amount by which the carrying value of goodwill exceeded the implied value of goodwill as determined in this allocation.

1 These were the companies used:
Company Name	Exchange	Symbol
Coca-Cola Bottling Co., Consolidated	NASDAQ	COKE
Farmer Bros. Co.	NASDAQ	FARM
Keurig Green Mountain, Inc.	NASDAQ	GMCR
Monster Beverage Corporation	NASDAQ	MNST
Coca-Cola Enterprises, Inc.	NYSE	CCE
National Beverage Corp.	NASDAQ	FIZZ
Cott Corporation	Toronto	BCB
Coffee Holding Co., Inc.	NASDAQ	JVA
Dr. Pepper Snapple Group, Inc.	NYSE	DPS
Leading Brands, Inc.	NASDAQ	LBIX
Primo Water Corporation	NASDAQ	PRMW

As of October 31, 2014, considering qualitative factors, we concluded it is more likely than not that the fair value of the Company was greater than its carrying amount (Step 0); therefore performing the two-step goodwill impairment test was not necessary.  In performing this qualitative assessment we considered factors including, but not limited to, the following:

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

Other Expense, Income Taxes, and Income (Loss) before Income Taxes
Interest expense was $1,627,000 for fiscal year 2015 compared to $1,498,000 for fiscal year 2014, an increase of $129,000.  The increase is primarily attributable to higher outstanding debt and one time administrative fees paid to Bank of America related to the May 20, 2015 Amended and Restated Credit Agreement.
Loss before income taxes of $860,000 in fiscal year 2015 compared to income before taxes of $199,000 in fiscal year 2014, was a decrease of $1,059,000.
Income tax benefit for fiscal year 2015 of $259,000 compared to income tax expense of $45,000 for fiscal year 2014 and resulted in an effective tax rate of 30% in 2015 and 22% in 2014. The decrease in taxes was a result of lower taxable income.
Net Income (Loss)
Net loss for 2015 was $601,000 compared to net income of $155,000 in fiscal year 2014, a decrease of $756,000.  Earnings were lower as a result of lower sales and gross profit partially offset by lower operating costs. The net loss and income in the respective years was completely attributable to continuing operations.
Based on the weighted average number of shares of Common Stock outstanding of 21,358,000 (basic and diluted), net loss per share in 2015 was $.03 per share.  In 2014, weighted average number of shares of Common Stock outstanding was 21,360,000 (basic and diluted) resulting in net income of $.01 per share. This was a decrease of $.04 per share.

In 2015, there was a $12,000 of unrealized gains related to our swap activity that we have designated as cash flow hedges, net of reclassification adjustments and taxes compared to $10,000 in 2014.

Liquidity and Capital Resources

As of October 31, 2015, we had working capital of $8,351,000 compared to $5,957,000 as of October 31, 2014, an increase of $2,394,000.  The increase in working capital is primarily attributable to higher cash and lower current portion of debt.  This was primarily the result of a restructuring of our term loan May 20, 2015.

Net cash provided by operating activities was $2,551,000 in 2015 compared to $3,498,000 in 2014, a decrease of $947,000.  In addition to lower net income, the decrease is reflective of a decrease in amortization and other net working capital changes that used cash. We use cash provided by operations to repay debt and fund capital expenditures.  In fiscal year 2015, we received net cash proceeds of $1,199,000 related to the amended Credit Agreement and refinancing. In 2014 we paid a net $1,071,000.   We used $2,515,000 for capital expenditures in 2015 compared to $2,319,000 in 2014.

In May, 2015 we amended our Credit Agreement with Bank of America (the "Bank").  The new Amended and Restated Credit Agreement ("New Agreement") obligated us on $12,000,000 of debt in the form of a term note and a $5,000,000 revolving line of credit.  We also paid $1,000,000 of subordinated debt with the proceeds from the term note.

The New Agreement amortizes the term debt over a five-year period with 59 equal monthly installments of $133,333 and a final payment of $4,133,333 due in May 2020. The line of credit matures in March 2018.

In September, 2015 we amended the New Agreement ("Amendment"), effective July 31, 2015.  Under the Amendment, interest is paid at a rate of one-month LIBOR plus a margin based on the achievement of a specified leverage ratio.  As of October 31, 2015, the margin was 3.50% for the term note and 3.25% for the revolving line of credit.

As of October 31, 2015 we had $11,333,000 outstanding on our term loan. We had no funds outstanding on our line of credit and a letter of credit of $1,420,000 issued as collateral for our liability insurance program resulting in $3,580,000 available to borrow on the line of credit as of that date.

As of October 31, 2015, the Company had $6,128,000 of the term debt subject to variable interest rates.  The one-month LIBOR was 0.192% on the last business day of October 2015, resulting in total variable interest rates of 3.692% and 3.442%, for the term note and the revolving line of credit, respectively, as of October 31, 2015.  The Company has fixed the interest rate on a portion of its term debt by purchasing an interest rate swap which expires March 2016.  The fixed interest rate on this portion of the term debt is 0.68% resulting in a total rate of 4.18%

The Amendment requires the Company to be in compliance with certain financial covenants at the end of each quarter. The covenants include rolling four quarter EBITDA of $3,450,000 as of October 31, 2015 and minimum liquidity (as defined) of at least $1,000,000.   The Amendment also requires specific EBITDA goals each quarter through the quarter ending October 31, 2016 and minimum liquidity (as defined) of no less than $1,000,000 through January 30, 2017.  As of October 31, 2015, the Company was in compliance with these covenants and the terms of the Amendment.

Effective for the quarter ending January 31, 2017, the quarterly covenants will include senior debt service coverage as defined of greater than 1.25 to 1, total debt service coverage, as defined, of greater than 1.05 to 1, and senior debt to EBITDA of less than 2.50 to 1.

The Amendment also restricts payments of interest on Subordinated Notes and Company acquisitions until certain conditions are met.  This means that those interest payments will be added to principal and accordingly increase our leverage.  The Company is prohibited from entering into other debt agreements without the Bank's consent.

In addition to our senior and subordinated debt commitments, we have significant future cash commitments, primarily in the form of operating leases that are not reported on the balance sheet.  These operating leases are described in Note 15 to our Audited Consolidated Financial Statements.

The following table sets forth our contractual commitments as of October 31, 2015:

Contractual Obligations	Payment due by Period (2)
	Total	2016	2017-2018	2019-2020	After 2020
Debt	$20,603,000	$1,600,000	$3,200,000	$6,533,000	$9,270,000
Interest on Debt (1)	6,933,000	1,525,000	2,862,000	2,546,000	-
Operating Leases	7,841,000	3,100,000	3,234,000	1,413,000	94,000
Total	$35,377,000	$6,225,000	$9,296,000	$10,492,000	$9,364,000

(1)	Interest based on 46% of outstanding senior debt at the hedged interest rate discussed above, 54% of outstanding senior debt at a variable rate of 3.69% for 2016 and 100% of outstanding senior debt at variable rate thereafter. Subordinated debt at a rate of 12%.
(2)	Customer deposits have been excluded from the table. Deposit balances vary from period to period with water sales but future increases and decreases in the balances are not accurately predictable. Deposits are excluded because, net of periodic additions and reductions, it is probable that a customer deposit balance will always be outstanding as long as the business operates.
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

Adverse economic conditions and an increase in banking regulations in recent years have negatively impacted many businesses' financial performance and restricted credit availability.  In addition, we do not think that the economy in our region has fully recovered to prerecession levels since the recession that started in 2008.  The economy and competitive landscape has eroded our margin over that time. This has resulted in diversification of our product lines. We anticipate that recent changes to our business and pricing strategy will be successfully implemented. However, no assurance can be given that we will be profitable in the future and that the economic environment will not adversely affect our cash flow and results of operations or that we will have adequate access to credit.

Factors Affecting Quarterly Performance

Our business and financial trends vary from quarter to quarter based on, but not limited to, seasonal demands for our products, climate, and economic and geographic trends.  Consequently, results for any particular fiscal quarter are not necessarily indicative, through extrapolation, or otherwise, of results for a longer period. In the past year as in other years, we have experienced weather related events that have influenced quarterly performance.  Weather is always variable; however, we believe this year's impact, particularly in the Boston area combined with three fewer business days had a negative impact on performance the first half of fiscal 2015.

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

Goodwill – Intangible Asset Impairment
We have acquired a significant number of companies.  The excess of the purchase price over the fair value of the assets and liabilities acquired has been recorded as goodwill.  If goodwill is not impaired, it would remain as an asset on our balance sheet at the value assigned in the acquisitions.  If it is impaired, we would be required to write down the asset to an amount that accurately reflects its estimated implied value.  If we elect not to perform a Step 0 assessment, the assessment of the carrying value of goodwill is a two step process. In step one, the fair value of the Company is estimated, using a weighted average of three different approaches – quoted stock price (a market approach), value comparisons to publicly traded companies believed to have comparable reporting units (a market approach), and discounted net cash flow (an income approach).  This approach provides a reasonable estimation of the value of the Company and takes into consideration the Company's thinly traded stock and concentrated holdings, market comparable valuations, and expected results of operations.  The resulting estimated fair value is then compared to our equity value.

We conducted an assessment of goodwill as of October 31, 2015, as discussed above.   The step one assessment yielded the following fair value:

	Determined	Controlling
	Minority	Interest
	Value	Value (a)	Weighting	Contribution
Quoted Stock Price	$11,200,000	$14,000,000	20%	$2,800,000
Guideline Companies	$14,397,000	$17,488,000	20%	$3,498,000
Discounted Net Cash Flow	$10,700,000	$16,466,000	60%	$9,880,000
Concluded Fair Value				$16,178,000
(a) Reflects application of the following control premiums: 25% for the quoted stock price approach, and 25% for the discounted net cash flow (DCF) approach. Cash balances are added back in the Guideline company and DCF approaches.

The concluded fair value exceeded the Company's equity value as of October 31, 2015 and therefore did not result in goodwill impairment.

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

We performed a qualitative assessment (Step 0) to determine if a similar approach was required as of October 31, 2014. In conducting the assessment we considered what adverse or positive mitigating events and circumstances would significantly influence the valuation. Qualitative factors that we considered in the Step 0 assessment included, but were not limited to, macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other relevant entity-specific events and sustained declines in our share price. We determined that is not more likely than not that the fair value of our reporting unit was less than the carrying value.

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

Financial Accounting Standards Board ("FASB") guidance clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company's financial statements. The guidance prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return in order for those tax positions to be recognized in the financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Principal Financial Officer, and other members of our senior management team, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based on such evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were adequate and effective to provide reasonable assurance that information required to be disclosed by us, including our consolidated subsidiary, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive and Chief Financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of October 31, 2015. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of October 31, 2015, the Company's internal control over financial reporting is effective based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report on Form 10-K.

b) Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting occurred during the fiscal quarter ended October 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to the sections captioned "Directors," "Our Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance" and "Committees of the Board of Directors" in our 2016 proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended October 31, 2015.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to the sections captioned "Compensation of Executive Officers" and "Compensation of Non-Employee Directors" in our 2016 proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended October 31, 2015.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance Under Equity Compensation Plans.
The following table sets forth certain information as of October 31, 2015 about shares of our Common Stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements that were not required to be and were not submitted to our stockholders for approval.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)).
Equity compensation plans approved by security holders	10,000	$.90	500,000
Equity compensation plans not approved by security holders	-0-	-	-0-
Total	10,000	$.90	500,000

Additional information required by this Item is incorporated by reference to the section captioned "Security Ownership of Certain Beneficial Owners and Management" in our 2016 proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended October 31, 2015.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to the section captioned "Corporate Governance" in our 2016 proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended October 31, 2015.
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item is incorporated by reference to the sections captioned "Independent Registered Public Accounting Firm Fees" and "Pre-Approval Policies and Procedures" in our 2016 proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended October 31, 2015.

PART IV
ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

a)	The following documents are filed as part of this report:

(1) Financial Statements

(2) Schedules

None

(3) Exhibits:
Exhibit No.	Description	Filed with this Form 10-K	Form	Incorporated by Reference Filing Date	Exhibit No.
3.1	Certificate of Incorporation		S-4	September 6, 2000	Exhibit B to Appendix A
3.2	Certificate of Amendment to Certificate of Incorporation		8-K	October 19, 2000	4.2
3.3	Amended and Restated By-Laws as adopted March 29, 2010		8-K	April 2, 2010	3.2
3.4	Certificate of Ownership and Merger of Crystal Rock Holdings, Inc. with and into Vermont Pure Holdings, Ltd.		8-K	April 30, 2010	3.1
4.1	Registration Rights Agreement with Peter K. Baker, Henry E. Baker, John B. Baker and Ross Rapaport		8-K	October 19, 2000	4.6
10.1*	1998 Incentive and Non-Statutory Stock Option Plan, as amended		14A	February 28, 2003	A
10.2*	2004 Stock Incentive Plan		14A	March 1, 2004	B
10.3*	Employment Agreement dated May 2, 2007 with Peter K. Baker		8-K	May 2, 2007	10.1
10.4*	Employment Agreement dated May 2, 2007 with Bruce S. MacDonald		8-K	May 2, 2007	10.3
10.5*	Employment Agreement dated May 2, 2007 with John B. Baker		8-K	May 2, 2007	10.2
10.6	Lease of Buildings and Grounds in Watertown, Connecticut from the Baker's Grandchildren Trust		S-4	September 6, 2000	10.22
10.7	First Amendment to the Lease of Buildings and Grounds in Watertown, Connecticut from the Baker's Grandchildren Trust		10-Q	September 14, 2007	10.4

10.8	Amended and Restated Credit Agreement dated April 5, 2010 with Bank of America.	8-K	April 9, 2010	10.1
10.9	Form of Amended and Restated Term Note dated April 5, 2010 to Bank of America.	8-K	April 9, 2010	10.2
10.10	Form of Amended and Restated Subordination and Pledge Agreement dated April 5, 2010 between Henry E. Baker and Bank of America.	8-K	April 9, 2010	10.3
10.11	Form of Amended and Restated Subordination and Pledge Agreement dated April 5, 2010 between John B. Baker and Peter K. Baker and Bank of America.	8-K	April 9, 2010	10.4
10.12	Form of Amended and Restated Promissory Note dated April 5, 2010 issued to Henry E. Baker, John B. Baker and Peter K. Baker	8-K	April 9, 2010	10.5
10.13	Form of Indemnification Agreement dated November 2, 2005 with each of Henry E. Baker, John B. Baker, Peter K. Baker, Phillip Davidowitz, David Jurasek, Bruce S. MacDonald and Ross S. Rapaport	10-K	January 30, 2006	10.21
10.14	Form of Indemnification Agreement dated November 2, 2005 with each of John M. Lapides and Martin A. Dytrych and dated February 15, 2012 for Lori J. Schafer	10-K	January 30, 2006	10.22
10.15	Financial Assistance Agreement with Connecticut Innovations dated August 20, 2007	10-K	January 29, 2008	10.30
10.16*	Amendment No. 1 to Employment Agreement with Peter K. Baker dated September 10, 2009.	10-Q	September 14, 2009	10.1
10.17*	Amendment No. 1 to Employment Agreement with John B. Baker dated September 10, 2009.	10-Q	September 14, 2009	10.2
10.18	Letter of Waiver and Consent dated September 15, 2010 signed by Martin Dytrych, Henry Baker, Peter Baker, and John Baker.	8-K	October 1,2010	10.1
10.19	First Amendment to the Credit Agreement dated September 28, 2010 with Bank of America.	8-K	October 1,2010	10.2
10.20	Letter from Henry E., Peter K., and John B. Baker and Ross S. Rapaport, as trustee, to Bank America, as agreed to, to amend Subordination Agreements.	8-K	October 1,2010	10.3
10.21	Lease of Building and Land in Stamford, Connecticut from Henry E. Baker dated September 30, 2010.	8-K	October 1,2010	10.4
10.22*	Amendment No. 2 to Employment Agreement with Peter K. Baker dated October 19, 2011.	10-K	January 27, 2012	10.24
10.23*	Amendment No. 2 to Employment Agreement with John B. Baker dated October 19, 2011.	10-K	January 27, 2012	10.25
10.24	Second Amendment to the Credit Agreement with Bank of America dated May 14, 2012.	10-Q	June 14, 2012	10.1
10.25	Third Amendment to the Credit Agreement with Bank of America dated March 13, 2013	10-Q	March 18,2013	10.1

10.26	Amendment of Second Amended and Restated Subordinated Note and Subordinated Note to Henry Baker dated March 13, 2013		10-Q	March 18, 2013	10.2
10.27	Amendment of Subordinated Note to Peter and John Baker dated March 13, 2013		10-Q	March 18, 2013	10.3
10.28	Second Amended and Restated Term Note to Bank of America dated March 13, 2013		10-Q	March 18, 2013	10.4
10.29	Letter of Waiver and Consent dated December 21, 2012 signed by Martin Dytrych, Henry Baker, Peter Baker, and John Baker		8-K	December 28, 2012	10.1
10.30	Letter of Waiver and Consent From Bank of America dated December 21, 2012 signed by Donald Bates and Bruce MacDonald		8-K	December 28, 2012	10.2
10.32*	Crystal Rock Holdings, Inc. 2014 Stock Incentive Plan		14A	February 28, 2014	A
10.33	Fourth Amendment to the Credit Agreement with Bank of America dated September 30, 2013		10-K	January 27, 2015	10.33
10.34	Fifth Amendment to the Credit Agreement with Bank of America dated January 14, 2015		10-K	January 27, 2015	10.34
10.35	Second Amended and Restated Credit Agreement with Bank of America dated May 20, 2015		10-Q	June 15, 2015	10.1
10.36	Third Amended and Restated Term Note with Bank of America dated May 20, 2015		10-Q	June 15, 2015	10.2
10.37	Second Amended and Restated Revolving Credit Note Dated May 20, 2015		10-Q	June 15, 2015	10.3
10.38	Amendments to Subordinated Notes dated May 20, 2015		10-Q	June 15, 2015	10.4
10.39	First Amendment Agreement dated September 16, 2015 with Bank of America dated September 16, 2015		10-Q	September 18, 2015	10.1
10.40	Amendments to Subordinated Notes dated September 16, 2015		10-Q	September 18, 2015	10.2
10.41*	Employment Agreement dated April 20, 2007 with David Jurasek	X
21.1	Subsidiary	X
23.1	Consent of Wolf & Company, P.C.	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101
Interactive Data Files regarding (a) our Consolidated Balance Sheets as of October 31, 2015 and October 31, 2014, (b) our Consolidated Statements of Operations for the years ended October 31, 2015 and 2014, (c) Consolidated Statements of Comprehensive Income for the years ended October 31, 2015 and 2014 (d) Consolidated Statements of Changes in Stockholders' Equity for the years ended October 31, 2015 and 2014, (e) our Consolidated Statements of Cash Flows for the years ended October 31, 2015 and 2014, and (f) the Notes to such Consolidated Financial Statements.
X
* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Crystal Rock Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRYSTAL ROCK HOLDINGS, INC.

By: /s/ Peter K. Baker
Dated: January 29, 2016	Peter K. Baker, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Ross S. Rapaport Ross S. Rapaport	Chairman of the Board of Directors	January 29, 2016
/s/ John B. Baker John B. Baker	Executive Vice President and Director	January 29, 2016
/s/ Peter K. Baker Peter K. Baker	Chief Executive Officer and Director (principal executive officer)	January 29, 2016
/s/ Martin A. Dytrych Martin A. Dytrych	Director	January 29, 2016
/s/ John M. Lapides John M. Lapides	Director	January 29, 2016
/s/ Lori J. Schafer Lori J. Schafer	Director	January 29, 2016
/s/ Bruce S. MacDonald Bruce S. MacDonald	Secretary and Director	January 29, 2016
/s/ David Jurasek David Jurasek	Chief Financial Officer, Chief Accounting Officer and Treasurer	January 29, 2016

EXHIBITS TO CRYSTAL ROCK HOLDINGS, INC.
ANNUAL REPORT ON FORM 10‑K
FOR THE FISCAL YEAR ENDED OCTOBER 31, 2015
Exhibits Filed Herewith

Exhibit Number	Description
10.41	Employment Agreement dated April 20, 2007 with David Jurasek
21.1	Subsidiary
23.1	Consent of Wolf & Company, P.C.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE

Report of Independent Registered Public Accounting Firm                                                               F-1

Financial Statements:

Consolidated Balance Sheets as of
 October 31, 2015 and 2014                                                                                                                            F-2

 Consolidated Statements of Operations
 for the years ended October 31, 2015 and 2014                                                                        F-3

 Consolidated Statements of Comprehensive Income (Loss)
 for the years ended October 31, 2015 and 2014                                                                         F-4

Consolidated Statements of Changes in Stockholders' Equity
 for the years ended October  31, 2015 and 2014                                                                        F-5

 Consolidated Statements of Cash Flows
 for the years ended October 31, 2015 and 2014                                                                          F-6

Notes to the Consolidated Financial Statements                                                                       F-7 - F-27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Crystal Rock Holdings, Inc.
Watertown, Connecticut

We have audited the accompanying consolidated balance sheets of Crystal Rock Holdings, Inc. and subsidiary as of October 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crystal Rock Holdings, Inc. and subsidiary as of October 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Wolf & Company, P.C.
Boston, Massachusetts
January 29, 2016

F-1

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	October 31,	October 31,
	2015	2014

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,091,471	$1,841,044
Accounts receivable, trade - net of reserve of $306,140 and
$273,346 for 2015 and 2014, respectively	9,215,042	9,717,721
Inventories	2,611,681	2,440,364
Current portion of deferred tax asset	461,550	359,825
Other current assets	888,957	869,372

TOTAL CURRENT ASSETS	16,268,701	15,228,326

PROPERTY AND EQUIPMENT - net	6,869,986	7,088,620

OTHER ASSETS:
Goodwill	12,156,790	12,156,790
Other intangible assets - net	2,165,234	2,783,424
Deferred tax asset	145,110	73,492
Other assets	39,000	39,000

TOTAL OTHER ASSETS	14,506,134	15,052,706

TOTAL ASSETS	$37,644,821	$37,369,652

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Line of credit	$-	$500,000
Current portion of long term debt	1,599,996	1,631,424
Accounts payable	3,149,964	3,920,196
Accrued expenses	2,490,752	2,559,937
Current portion of customer deposits	668,472	631,836
Current portion of unrealized loss on derivatives	8,912	27,480

TOTAL CURRENT LIABILITIES	7,918,096	9,270,873

Long term debt, less current portion	9,733,339	6,940,488
Deferred tax liability	4,150,506	4,149,003
Subordinated debt	9,270,000	10,000,000
Customer deposits, less current portion	2,602,891	2,446,305
Long term portion of unrealized loss on derivatives	-	1,036

TOTAL LIABILITIES	33,674,832	32,807,705

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock - $.001 par value, 50,000,000 authorized shares,
21,960,229 issued and 21,358,411 outstanding shares as of
October 31, 2015 and 2014	21,960	21,960
Additional paid in capital	58,464,076	58,466,706
Treasury stock, at cost, 601,818 shares as of October 31, 2015
and 2014	(900,360)	(900,360)
Accumulated deficit	(53,610,339)	(53,009,249)
Accumulated other comprehensive loss	(5,348)	(17,110)
TOTAL STOCKHOLDERS' EQUITY	3,969,989	4,561,947

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$37,644,821	$37,369,652

See the accompanying notes to the consolidated financial statements.
F-2

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended October 31,
	2015	2014

NET SALES	$73,901,102	$75,154,714

COST OF GOODS SOLD	40,531,657	39,301,334

GROSS PROFIT	33,369,445	35,853,380

OPERATING EXPENSES:
Selling, general and administrative expenses	31,282,801	32,403,265
Advertising expenses	640,261	750,206
Amortization	740,456	1,001,914
(Gain) loss on disposal of property and equipment	(61,551)	331

TOTAL OPERATING EXPENSES	32,601,967	34,155,716

INCOME FROM OPERATIONS	767,478	1,697,664

OTHER EXPENSE:
Interest	1,627,444	1,498,203

INCOME (LOSS) BEFORE INCOME TAXES	(859,966)	199,461

INCOME TAX EXPENSE (BENEFIT)	(258,876)	44,720

NET INCOME (LOSS)	$(601,090)	$154,741

NET INCOME (LOSS) PER SHARE - BASIC	$(0.03)	$0.01

NET INCOME (LOSS) PER SHARE - DILUTED	$(0.03)	$0.01

WEIGHTED AVERAGE SHARES USED IN COMPUTATION - BASIC	21,358,411	21,360,104
WEIGHTED AVERAGE SHARES USED IN COMPUTATION - DILUTED	21,358,411	21,360,104

See the accompanying notes to the consolidated financial statements.
F-3

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Year ended October 31,
	2015	2014

NET INCOME (LOSS)	$(601,090)	$154,741
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Cash Flow Hedges:
Unrealized gain on derivatives designated as cash flow hedges	11,762	9,683
Other Comprehensive Income, net of tax	11,762	9,683
TOTAL COMPREHENSIVE INCOME (LOSS)	$(589,328)	$164,424

See the accompanying notes to the consolidated financial statements.
F-4

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

							Accumulated
	Common		Additional		Treasury		Other
	Shares	Stock	Paid in	Treasury	Stock	Accumulated	Comprehensive
	Issued	Par Value	Capital	Shares	Amount	Deficit	Loss	Total
Balance, October 31, 2013	21,960,229	$21,960	$58,462,497	595,818	$(894,991)	$(53,163,990)	$(26,793)	$4,398,683

Non cash share-based compensation	-	-	4,209	-	-	-	-	4,209

Shares repurchased	-	-	-	6,000	(5,369)	-	-	(5,369)

Comprehensive Income	-	-	-	-	-	154,741	9,683	164,424

Balance, October 31, 2014	21,960,229	$21,960	$58,466,706	601,818	$(900,360)	$(53,009,249)	$(17,110)	$4,561,947

Non cash share-based compensation	-	-	(2,630)	-	-	-	-	(2,630)

Comprehensive Income (Loss)	-	-	-	-	-	(601,090)	11,762	(589,328)

Balance, October 31, 2015	21,960,229	$21,960	$58,464,076	601,818	$(900,360)	$(53,610,339)	$(5,348)	$3,969,989

See the accompanying notes to the consolidated financial statements.
F-5

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended October 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(601,090)	$154,741
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,724,855	2,742,320
Provision for bad debts on accounts receivable	270,421	253,071
Amortization	740,456	1,001,914
Non cash interest expense	270,000	-
Non cash change in fair value of contingent consideration	(4,764)	-
Deferred tax benefit	(179,682)	(279,042)
Loss (gain) on disposal of property and equipment	(61,551)	331
Non cash share-based compensation	(2,630)	4,209

Changes in operating assets and liabilities:
Accounts receivable	232,258	(721,468)
Inventories	(171,317)	110,229
Other current assets	(19,585)	499
Accounts payable	(770,232)	151,326
Accrued expenses	(69,185)	181,973
Customer deposits	193,222	(102,022)
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,551,176	3,498,081

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,515,132)	(2,318,965)
Proceeds from sale of property and equipment	81,974	3,891
Cash used for acquisitions	(66,196)	(354,957)
NET CASH USED BY INVESTING ACTIVITIES	(2,499,354)	(2,670,031)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net line of credit borrowings (repayments)	(500,000)	500,000
Proceeds from long term debt	4,404,752	-
Principal payments on debt	(2,646,065)	(1,571,424)
Payments of debt issuance costs	(60,082)	-
Purchase of treasury stock	-	(5,369)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	1,198,605	(1,076,793)

NET INCREASE (DECREASE) IN CASH	1,250,427	(248,743)

CASH AND CASH EQUIVALENTS - Beginning of year	1,841,044	2,089,787

CASH AND CASH EQUIVALENTS - End of year	$3,091,471	$1,841,044

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION,
EXCLUDING NON-CASH FINANCING AND INVESTING ACTIVITIES:
Cash paid for interest	$1,374,352	$1,492,378
Cash paid (received) for taxes, net	$(157,186)	$313,076

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Notes payable issued in acquisitions	$7,500	$60,000

Accrued interest added to subordinated debt principal	$270,000	$-

See the accompanying notes to the consolidated financial statements.
F-6

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

Goodwill – Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The amount of impairment is measured as the excess of the carrying value over the implied fair value.  To test goodwill, we first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the applicable reporting unit is less than its carrying value. If, after assessing these events or circumstances, we determine that it is more likely than not that the fair value of such reporting unit is less than its carrying amount, we will proceed to perform a two-step impairment analysis.  In step one, the fair value of the Company is determined, using a weighted average of three different approaches – quoted stock price (a market approach), value comparisons to publicly traded companies believed to have comparable reporting units (a market approach), and discounted net cash flow (an income approach).  These approaches provide a reasonable estimation of the value of the Company and take into consideration the Company's thinly traded stock and concentrated holdings, market comparable valuations, and expected results of operations.  The resulting estimated fair value is then compared to the Company's equity value.  If the estimated fair value exceeds the Company's equity value, there is no impairment.  If the Company's equity value exceeds the estimated fair value, potential impairment is indicated and step two is necessary.  If impairment had been indicated, we would have then allocated the estimated fair value to all of the assets and liabilities of the Company (including unrecognized intangible assets) as if the Company had been acquired in a business combination and the estimated fair value was the price paid. We then would recognize impairment in the amount by which the carrying value of goodwill exceeded the implied value of goodwill as determined in this allocation.     The Company conducted a step-one assessment of the carrying value of its goodwill as of October 31, 2015 and determined that goodwill was not impaired.   Management reviewed qualitative factors relative to the carrying value of goodwill as of October 31, 2014 and determined, without a two-step impairment assessment, that it was more likely than not that the fair value of the Company is greater than its carrying amount.
Intangible Assets and Impairment for Long-Lived and Intangible Assets – Intangible assets with lives restricted by contractual, legal, or other means are amortized over their useful lives. The Company defines an asset's useful life as the period over which the asset is expected to contribute to the future cash flows of the entity.  Intangible assets consist primarily of customer lists and covenants not to compete, with estimated lives ranging from 3 to 10 years.  The Company reviews long-lived assets and certain identifiable intangible assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.  Recoverability is assessed based on estimated undiscounted future cash flows.  As of October 31, 2015 and 2014, the Company believes that there has been no impairment of its long-lived and intangible assets.

Stock-Based Compensation – The Company has three stock-based compensation plans under which incentive and non-qualified stock options and restricted shares may be granted. There were no stock options granted under these plans during the years ended October 31, 2015 and 2014.  Prior to 2014, the Company has only issued options to purchase 51,250 shares of the Company's stock since 2005. The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost is recognized over the period during which an employee is required to provide services in exchange for the award, the requisite service period (usually the vesting period). The Company provides an estimate of forfeitures at initial grant date.

Net Income Per Share – Net income per share is based on the weighted average number of common shares outstanding during each period. Potential common shares are included in the computation of diluted per share amounts outstanding during each period that income is reported.  In periods in which the Company reports a loss, potential common shares are not included in the diluted earnings per share calculation since the inclusion of those shares in the calculation would be anti-dilutive. The Company considers outstanding "in-the-money" stock options, if any, as potential common stock in its calculation of diluted earnings per share and uses the treasury stock method to calculate the applicable number of shares.
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
Derivative Financial Instruments - The Company records all derivatives on the balance sheet at fair value.  The Company utilizes interest rate swap agreements designed as cash flow hedges to hedge variable rate interest payments on its long-term debt.  Accordingly, the resulting changes in fair value of the Company's interest rate swaps are recorded as a component of other comprehensive income (loss).  The Company assesses, both at a hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of the related hedged items. Gains and losses that are related to the ineffective portion of a hedge or de-designated hedge are recorded in earnings.

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

Revenue Recognition – Revenue is recognized when products are delivered to customers. A certain amount of the Company's revenue is derived from leasing water coolers and coffee brewers.  These leases are generally for the first 6 to 12 months of service and are accounted for as operating leases.  To open an account that includes the rental of equipment, a customer is required to sign a contract that recognizes the receipt of the equipment, outlines the Company's ownership rights, the customer's responsibilities concerning the equipment, and the rental charge for the agreed to number of months.  In general, the customer does not renew the agreement after the initial term, and the rental continues on a month to month basis until the customer returns the equipment in good condition.  The Company recognizes the income ratably over the life of the lease. After the initial lease term expires, rental revenue is recognized monthly as billed.

Shipping and Handling Costs – The Company distributes its home and office products directly to its customers on its own trucks.  The delivery costs related to the Company's route system, which are reported under selling, general, and administrative expenses, were approximately $13,390,000 and $13,806,000 for fiscal years 2015 and 2014, respectively.
3.	MERGERS AND ACQUISITIONS
In fiscal year 2015 the Company purchased certain assets of Old Mill Pond Springs in Massachusetts.  In fiscal year 2014 the Company purchased certain assets of Esio in Connecticut, DS Waters in New York, and Acqua Fresca in Rhode Island.  The purchase price paid for the acquisitions for the respective years is as follows:
Fiscal Year 2015	Old Mill Pond Springs
Month Acquired	March
Cash	$66,196
Accounts Receivable	1,304
Debt	7,500
Purchase Price	$75,000
Fiscal Year 2014	Esio	DS Waters	Acqua Fresca	Total
Month Acquired	April	June	September
Cash	$30,000	$219,632	$105,325	$354,957
Deposits	-	-	6,000	6,000
Debt	60,000	-	-	60,000
Purchase Price	$90,000	$219,632	$111,325	$420,957

There were no acquisition-related costs in fiscal year 2015 and $1,764 in fiscal year 2014 (included in selling, general and administrative expenses in the consolidated statements of operations).

The allocation of purchase price to the corresponding line item on the financial statements related to these acquisitions for the respective years is as follows:

	2015	2014
Property and Equipment, net	$11,512	$71,328
Accounts receivable	1,304	-
Other Intangible Assets, net	62,184	349,629
Purchase Price	$75,000	$420,957

The following table summarizes the pro forma consolidated condensed results of operations (unaudited) of the Company for the fiscal years ended October 31, 2015 and 2014 as though all the acquisitions had been consummated at the beginning of fiscal year 2014.
	2015	2014
Net Sales	$73,970,099	$75,740,948
Net Income (Loss)	$(588,673)	$257,419
Net Income (Loss) Per Share-Diluted	$(.03)	$.01
Weighted Average Common Shares Outstanding-Diluted	21,358,411	21,360,104

The operating results of the acquired entities have been included in the accompanying statements of operations since their respective dates of acquisition.

4.	ACCOUNTS RECEIVABLE
The activity in the allowance for doubtful accounts for the years ended October 31, 2015 and 2014 is as follows:

	2015	2014
Balance, beginning of year	$273,346	$360,734
Provision	270,421	253,071
Write-offs	(237,627)	(340,459)
Balance, end of year	$306,140	$273,346

5.	INVENTORIES

Inventories consisted of the following at:

	October 31,	October 31,
	2015	2014
Finished Goods	$2,453,974	$2,219,351
Raw Materials	157,707	221,013
Total Inventories	$2,611,681	$2,440,364

Finished goods inventory consists of products that the Company sells such as, but not limited to, coffee, cups, soft drinks, and snack foods.  Raw material inventory consists primarily of bottle caps.  The amount of raw and bottled water on hand does not represent a material amount and is not included in inventory.  The Company estimates that value as of October 31, 2015 and October 31, 2014 to be $65,000 and $70,000, respectively.  This value includes the cost of allocated overhead.  Bottles are accounted for as fixed assets.

6.	OTHER CURRENT ASSETS
At October 31, the balance of other current assets is itemized as follows:

	2015	2014
Notes Receivable - Current	$11,811	$14,117
Prepaid Insurance	306,812	281,070
Prepaid Software	18,780	2,828
Prepaid Property Taxes	190,721	114,042
Prepaid Fees	46,100	46,100
Prepaid Income Taxes	-	50,468
Security Deposits	170,097	164,794
Miscellaneous	144,636	195,953
Total Other Current Assets	$888,957	$869,372

7.	PROPERTY AND EQUIPMENT, NET
Property and equipment at October 31 consisted of:
	Useful Life	2015	2014

Leasehold improvements	Shorter of useful life	$2,062,643	$2,055,484
	of asset or lease term
Machinery and equipment	3 - 10 yrs.	22,841,505	21,936,322
Bottles, racks and vehicles	3 - 7 yrs.	5,262,900	4,889,271
Furniture, fixtures and office equipment	3 - 7 yrs.	3,142,355	3,138,198
Construction in progress		-	126
Property and equipment before accumulated depreciation		33,309,403	32,019,401
Less accumulated depreciation		26,439,417	24,930,781
Property and equipment, net of accumulated depreciation		$6,869,986	$7,088,620

Depreciation expense for the fiscal years ended October 31, 2015 and 2014 was $2,724,855 and $2,742,320, respectively.

8.	EQUIPMENT RENTAL

The carrying cost of the equipment rented to customers under contract, which is included in property and equipment in the consolidated balance sheets, is calculated as follows:

	2015	2014
Original Cost	$3,308,958	$2,701,664
Accumulated Depreciation	2,599,679	2,120,537
Carrying Cost	$709,279	$581,127

We expect to have revenue of $301,000 from the rental of equipment under contract at the end of the year over the next twelve months. After the six or twelve month period customer contracts convert to a month-to month basis.

9.	GOODWILL AND OTHER INTANGIBLE ASSETS
Major components of other intangible assets consisted of:
	October 31, 2015			October 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Wgt. Avg. Amort. Years	Gross Carrying Amount	Accumulated Amortization	Wgt. Avg. Amort. Years
Amortized Intangible Assets:
Covenants Not to Compete	$2,536,488	$2,382,570	2.54	$2,526,488	$2,296,369	3.04
Customer Lists	10,313,819	8,639,685	2.95	10,261,635	8,006,107	3.78
Other Identifiable Intangibles	608,393	271,211	24.00	548,311	250,534	24.96
Total	$13,458,700	$11,293,466		$13,336,434	$10,553,010

Amortization expense for the fiscal years ending October 31, 2015 and 2014 was $740,456 and $1,001,914, respectively.  There were no changes in the carrying amount of goodwill for the fiscal years ending October 31, 2015 and 2014.

Estimated amortization expense for the next five years is as follows:

Fiscal Year Ending October 31,
2016	$637,000
2017	628,000
2018	521,000
2019	84,000
2020	53,000

An assessment of the carrying value of goodwill was conducted as of October 31, 2015 and 2014.  In both years it was determined that goodwill was not impaired.  There were no changes in the carrying amount of goodwill for the fiscal years ended October 31, 2015 and 2014.

The Company elected to forgo the qualitative assessment of its goodwill as of October 31, 2015 and transitioned directly to Step 1.  The assessment of the carrying value of goodwill is a two step process. In step one, the fair value of the Company is determined, using a weighted average of three different approaches – quoted stock price (a market approach), value comparisons to publicly traded companies believed to have comparable reporting units (a market approach), and discounted net cash flow (an income approach).  This approach provided a reasonable estimation of the value of the Company and took into consideration the Company's thinly traded stock and concentrated holdings, market comparable valuations, and expected results of operations. The Company compared the resulting estimated fair value to its equity value as of October 31, 2015 and determined there was no impairment of goodwill. Step two, which involves allocation of the fair value of the Company's assets and liabilities, was not necessary because impairment was not indicated in step one.

In fiscal 2014 the Company elected to perform a qualitative (Step 0) assessment of goodwill.  Qualitative factors that we considered in the Step 0 assessment included, but were not limited to, macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other relevant entity-specific events and sustained declines in our share price.  At the conclusion of the Step 0 assessment, the Company determined that is not more likely than not that the fair value of our reporting unit was less than the carrying value. Therefore, goodwill was not impaired.

The Company is a single reporting unit as it does not have separate management of product lines and shares its sales, purchasing and distribution resources among the lines.

10.	OTHER ASSETS

At October 31, 2015 and 2014 the entire balance of Other Assets was related to equity in ownership interests.

11.	ACCRUED EXPENSES

Accrued expenses as of October 31 are as follows:
	2015	2014
Payroll and Vacation	$1,363,393	$1,416,837
Interest	298,728	315,588
Health Insurance	252,097	265,352
Accounting and Legal	303,508	315,967
Income Taxes	49,993	-
Miscellaneous	223,033	246,193
Total	$2,490,752	$2,559,937

12.	DEBT

Senior Debt

On May 20, 2015 the Company amended its Credit Agreement (the "Agreement") with Bank of America to provide a senior financing facility consisting of term debt and a revolving line of credit.  Under the Agreement, the Company became obligated on $12,000,000 of debt in the form of a term note to refinance the previous senior term debt and to fund repayment of a portion of its outstanding subordinated debt. Additionally, the Agreement includes a $5,000,000 revolving line of credit that can be used for the purchase of fixed assets, to fund acquisitions, to collateralize letters of credit, and for operating capital.

The Agreement amortizes the term debt over a five year period with 59 equal monthly installments of $133,333 and a final payment of $4,133,333 due in May 2020. The revolving line of credit matures in May 2018.  There are various restrictive covenants under the Agreement, and the Company is prohibited from entering into other debt agreements without the bank's consent.  The Agreement also prohibits the Company from paying dividends without the prior consent of the bank.

At October 31, 2015, there was no balance outstanding on the line of credit and a letter of credit issued for $1,420,000 to collateralize the Company's liability insurance program as of that date.  Consequently, as of October 31, 2015, there was $3,580,000 available to borrow from the revolving line of credit. There was $11,333,000 outstanding on the term note as of October 31, 2015.

On September 16, 2015, the Company amended its Credit Agreement with Bank of America (as so amended, the "Amendment"), effective as of July 31, 2015.  Under the Amendment, interest is paid at a rate of one-month LIBOR plus a margin based on the achievement of a specified leverage ratio.  As of October 31, 2015, the margin was 3.50% for the term note and 3.25% for the revolving line of credit.

As of October 31, 2015, the Company had $6,128,000 of the term debt subject to variable interest rates.  The one-month LIBOR was 0.19% on the last business day of October 2015 resulting in total variable interest rates of 3.69% and 3.44%, for the term note and the revolving line of credit, respectively, as of October 31, 2015.  The Company has fixed the interest rate on a portion of its term debt by purchasing an interest rate swap (see Note 13).

The Amendment requires the Company to be in compliance with certain financial covenants at the end of each quarter.  The covenants include rolling four quarter EBITDA of $3,450,000 as of October 31, 2015 and minimum liquidity (as defined) of at least $1,000,000.  The Amendment also requires specific EBITDA goals each quarter through the quarter ending October 31, 2016 and minimum liquidity (as defined) of no less than $1,000,000 through January 30, 2017.  As of October 31, 2015, the Company was in compliance with these covenants and the terms of the Amendment.
Effective for the quarter ending January 31, 2017, the quarterly covenants will include senior debt service coverage as defined of greater than 1.25 to 1, total debt service coverage, as defined, of greater than 1.05 to 1, and senior debt to EBITDA of less than 2.50 to 1.

The Amendment also restricts payments of interest on Subordinated Notes and Company acquisitions until certain conditions are met.

Subordinated Debt

In addition to the senior debt, as of October 31, 2015, the Company has subordinated debt owed to Henry, Peter and John Baker in the aggregate principal amount of $9,270,000 that is due November 20, 2020.  The interest rate on each of these notes is 12% per annum.  In May 2015 the Company made separate discretionary payments totaling $1,000,000 to the subordinated debt holders.  On September 16, 2015, the Company amended its Subordinated Notes held by related parties.  Future interest payments on the notes will not be paid but will be added to the principal balance of the Subordinated Notes as of the date the payment is due until the following conditions are met; (1) consolidated operating cash flow to consolidated total debt service of not less than 1.2 to 1 and (2) historical consolidated EBITDA of greater than $6,000,000 for two consecutive reference periods.  As of October 31, 2015, $270,000 of accrued interest had been added to the principal balance of the Subordinated Notes.

The notes are secured by all of the assets of the Company but specifically subordinated, with a separate agreement between the debt holders, to the senior credit facility described above.

Notes Payable

In March 2015, the Company completed the Old Mill Pond Springs acquisition that resulted in the Company issuing a promissory note to the seller in the principal amount of $7,500. Payment in full was made on the note in August 2015.

In April 2014, the Company completed the Esio acquisition that resulted in the Company issuing a promissory note to the seller in the principal amount of $60,000.   The note was due on November 20, 2014.  All but $4,800 of the note was paid because certain contingencies in the acquisition agreement that were required to be met for payment were not met subsequent to the transaction and the unpaid balance was recognized as an offset to Selling, General, and Administrative expenses in fiscal year 2015.

Annual Maturities
Annual maturities of debt as of October 31, 2015 are summarized as follows:

	Senior	Subordinated	Total
Fiscal year ending October 31,
2016	$1,600,000	$-	$1,600,000
2017	1,600,000	-	1,600,000
2018	1,600,000	-	1,600,000
2019	1,600,000	-	1,600,000
2020	4,933,000		4,933,000
Thereafter	-	9,270,000	9,270,000
Total Debt	$11,333,000	$9,270,000	$20,603,000

13.	ON-BALANCE SHEET DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Derivative Financial Instruments
The Company has stand-alone derivative financial instruments in the form of interest rate swap agreements, which derive their value from underlying interest rates. These transactions involve both credit and market risk.  The notional amount is an amount on which calculations, payments, and the value of the derivative are based.  The notional amount does not represent direct credit exposure.  Direct credit exposure is limited to the net difference between the calculated amount to be received and paid, if any. Such difference, which represents the fair value of the derivative instrument, is reflected on the Company's consolidated balance sheet as an unrealized gain or loss on derivatives.

The Company is exposed to credit-related losses in the event of nonperformance by the counterparties to these agreements.  The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures, and currently has no reason to believe that any counterparties will fail to fulfill their obligations.
Risk Management Policies - Hedging Instruments
The Company uses long-term variable rate debt as a source of funds for use in the Company's general business purposes.  These debt obligations expose the Company to variability in interest payments due to changes in interest rates.  If interest rates increase, interest expense increases.  Conversely, if interest rates decrease, interest expense decreases.  Management believes it is prudent to limit the variability of a portion of its interest payments and, therefore, generally hedges a portion of its variable-rate interest obligations.  To meet this objective, management enters into interest rate swap agreements whereby the Company receives variable interest rate payments and makes fixed interest rate payments on a portion of its debt.

In March 2013, the Company entered into an interest rate swap agreement for the purpose of fixing a portion of the term loan under the Third Amendment Agreement with Bank of America dated March 13, 2013. The swap fixes the rate on a portion of the outstanding balance of the term note at 4.18% (.68% plus the applicable margin under the Agreement, 3.50%) until March 2016.
On May 20, 2015, the Company entered a new Agreement, see Note 12, "Debt", with Bank of America.  The interest rate swap entered in March of 2013 remains in effect.    As of October 31, 2015, the total notional amount of the latest swap agreement was $5,205,000.  On that date, the variable rate on the remaining portion of the term note was 3.69%.

At October 31, 2015, the net unrealized loss or gain relating to the interest rate swap was recorded in current liabilities since the swap terminates in March 2016.  For the effective portion of the hedge, changes in the fair value of the interest rate swap is reported in other comprehensive income or loss net of tax effects.
The table below details the adjustments to other comprehensive income (loss), on a before-tax and net-of tax basis, for the fiscal years ended October 31, 2015 and 2014.

	Before-Tax	Tax Benefit (Expense)	Net-of-Tax
Fiscal Year Ended October 31, 2014
Loss on interest rate swap	$(20,609)	$8,243	$(12,366)
Reclassification adjustment for loss in income	36,748	(14,699)	22,049
Net unrealized gain	$16,139	$(6,456)	$9,683
Fiscal Year Ended October 31, 2015
Loss on interest rate swap	$(9,556)	$3,823	$(5,733)
Reclassification adjustment for loss in income	29,160	(11,665)	17,495
Net unrealized gain	$19,604	$(7,842)	$11,762

The reclassification adjustments of $29,160 and $36,748 represent interest the Company paid in excess of the amount that would have been paid without the interest rate swap agreement during the fiscal years ended October 31, 2015 and 2014, respectively. These amounts were reclassified from accumulated other comprehensive income and recorded in the consolidated statements of operations as interest expense.  No other material amounts were reclassified during the fiscal years ended October 31, 2015 and 2014.
During the year ended October 31, 2015, the fair value of the swap changed from an unrealized loss on derivative liability of $28,516 at the beginning of the period to $8,912 at the end of the period.  As of October 31, 2015, the estimated net amount of the existing loss that is reported in accumulated other comprehensive loss that is expected to be reclassified into earnings within the next twelve months is $5,348, net of tax.

During fiscal years 2015 and 2014, the cash flow hedge was deemed 100% effective.  The only interest rate swap in effect was designated as a cash flow hedge for the year ended October 31, 2015 and 2014 and, therefore, there was no resulting gain or loss for those respective periods for instruments not designated as cash flow hedges.

On November 17, 2015, the Company entered into a new interest rate swap agreement which will be effective March 14, 2016.  See Note 24, "Subsequent Event".

14.	FAIR VALUES OF ASSETS AND LIABILITIES
Fair Value Hierarchy
The Company's assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
Liabilities:
October 31, 2015
Unrealized loss on derivative	$-	$8,912	$-

October 31, 2014
Unrealized loss on derivative	$-	$28,516	$-

In determining the fair value, the Company uses a model that calculates a present value of the payments as they amortize through the life of the loan (float) based on the variable rate and compares them to the calculated value of the payment based on the fixed rate (fixed) defined in the swap.  In calculating the present value, in addition to the term, the model relies on other data – the "rate" and the "discount factor".

▪	In the "float" model, the rate reflects where the market expects LIBOR to be for the respective period and is based on the Eurodollar futures market.
▪	The discount factor is a function of the volatility of LIBOR.

Payments are calculated by applying the rate to the notional amount and adjusting for the term. Then the present value is calculated by using the discount factor.

There were no assets or liabilities measured at fair value on a nonrecurring basis in fiscal years 2015 and 2014.

15.	COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company's operating leases consist of trucks, office equipment and rental property.
Future minimum rental payments, including related party leases described below, over the terms of various lease contracts are approximately as follows:
Fiscal Year Ending October 31,
2016	$3,100,000
2017	1,892,000
2018	1,342,000
2019	967,000
2020	446,000
Thereafter	94,000
Total	$7,841,000

Rent expense was $3,784,000 and $3,881,000 for the fiscal years ended October 31, 2015 and 2014, respectively.
16.	STOCK BASED COMPENSATION
Stock Option and Incentive Plans
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

In April 1998, the Company's shareholders approved the 1998 Incentive and Non Statutory Stock Option Plan (the "1998 Plan").  In April 2003, the Company's shareholders approved an increase in the authorized number of shares to be issued under the 1998 Plan from 1,500,000 to 2,000,000.  This plan provides for issuance of options to purchase up to 2,000,000 shares of the Company's common stock under the administration of the compensation committee of the Board of Directors.  The intent of this plan is to issue options to officers, employees, directors, and other individuals providing services to the Company.  As of October 2015 no options under this plan remain outstanding.   As of April 10, 2013, no further options may be granted under the 1998 Plan.
In April 2004, the Company's shareholders approved the 2004 Stock Incentive Plan (the "2004 Plan").  This plan provides for issuances of awards of up to 250,000 of the Company's common stock in the form of restricted or unrestricted shares, or incentive or non-statutory stock options for the purchase of the Company's common stock. Of the total amount of shares authorized under this plan, 10,000 options are outstanding and 26,000 restricted shares have been granted at October 31, 2015.  As of February 18, 2014, no further options may be granted under the 2004 plan.
In April 2014, the Company's stockholders approved the 2014 Stock Incentive Plan.  The plan provides for issuances of awards of up to 500,000 restricted or unrestricted shares of the Company's common stock, or incentive or non-statutory stock options to purchase such common stock.  Of the total amount of shares authorized under this plan, no options have been granted and 500,000 shares are available for grant at October 31, 2015.

All incentive and non-qualified stock option grants had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table summarizes the activity related to stock options and outstanding stock option balances during the last two fiscal years:
	Outstanding Options (Shares)	Weighted Average Exercise Price
Balance at October 31, 2013	262,750	$2.09
Expired	(10,000)	3.28
Forfeited	(5,000)	.90
Balance at October 31, 2014	247,750	2.07
Expired	(201,500)	2.33
Forfeited	(36,250)	.90
Balance at October 31, 2015	10,000	.90
The following table summarizes information pertaining to outstanding stock options that are exercisable as of October 31, 2015:
Exercise Price Range	Outstanding Options (Shares)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value
$.90	4,000	7.92	$0.90	$-

Outstanding options were granted with lives of 10 years and provide for vesting over a term of 5 years.  As of October 31, 2015 there is $2,874 of unrecognized future compensation expense that will be recognized over the next three years based on the vesting period of the options. Compensation is determined using the Black-Scholes model and the simplified method to derive the expected term of the options and historical volatility over the past five years.
17.	REPURCHASE OF COMMON STOCK
In May 2012, the Company's Board of Directors approved the purchase of up to $500,000 of the Company's common stock.  No shares were purchased in fiscal year 2015.  In fiscal year 2014, the Company purchased 6,000 shares for an aggregate purchase price of $5,369.  The Company has used internally generated cash to fund these purchases.

18.	INCOME TAXES
The following is the composition of income tax (benefit) expense:

	2015	2014
Current:
Federal	$(79,333)	$208,255
State	138	115,507
Total current	$(79,195)	$323,762

Deferred:
Federal	$(5,411)	$(200,259)
State	(174,270)	(78,783)
Total deferred	(179,681)	(279,042)
Total income tax expense	$(258,876)	$44,720

Deferred tax assets (liabilities) at October 31, 2015 and 2014, are as follows:

	2015	2014
Deferred tax assets:
Allowance for doubtful accounts	$116,333	$103,871
Accrued compensation	212,284	242,852
Accruals and reserves	126,192	(652)
Charitable Contributions	79,903	50,555
Interest rate swaps	3,565	11,406
State Credits and NOLs	68,383	25,285
Total deferred tax assets	606,660	433,317

Deferred tax liabilities:
Depreciation	(1,715,035)	(1,966,991)
Amortization	(2,435,471)	(2,182,012)
Total deferred tax liabilities	(4,150,506)	(4,149,003)
Net deferred tax liability	$(3,543,846)	$(3,715,686)

Income tax expense differs from the amount computed by applying the statutory tax rate to net income (loss) before income tax expense as follows:

	2015	2014
Income tax (benefit) expense computed at the statutory rate	$(300,028)	$67,817
State income taxes (benefit) expense, net of federal benefit	(29,615)	(44,569)

Subpart F income	85,975	53,845
Meals and entertainment	33,738	34,625
Prior year tax filing true up adjustment	(71,189)	-
Other differences	22,243	(66,998)
Income tax (benefit) expense	$(258,876)	$44,720

The Company recognizes interest and penalties related to the unrecognized tax benefits in tax expense.  The Company had approximately $41,000 of interest and penalties accrued at October 31, 2015 and 2014.
Generally, the Company is subject to federal and state tax examinations by tax authorities for years after October 31, 2012.
19.	NET INCOME PER SHARE AND WEIGHTED AVERAGE SHARES
The following calculation provides the reconciliation of the denominators used in the calculation of basic and fully diluted earnings per share:

	2015	2014
Net Income (Loss)	$(601,090)	$154,741
Denominator:
Basic Weighted Average Shares Outstanding	21,358,411	21,360,104
Effect of Stock Options	-	-
Diluted Weighted Average Shares Outstanding	21,358,411	21,360,104

Basic Net Income (Loss) Per Share	$(.03)	$.01

Diluted Net Income (Loss) Per Share	$(.03)	$.01

As of October 31, 2015 and 2014, there were 10,000 and 247,750, respectively, options outstanding that were not included in the dilution calculation because the options' exercise price exceeded the market price of the underlying common shares.
20.	RETIREMENT PLAN
The Company has a defined contribution plan which meets the requirements of Section 401(k) of the Internal Revenue Code. All employees of the Company who are at least twenty-one years of age are eligible to participate in the plan. The plan allows employees to defer a portion of their salary on a pre-tax basis and the Company contributes 25% of amounts contributed by employees up to 6% of their salary. Company contributions to the plan amounted to $143,000, and $147,000, for the fiscal years ended October 31, 2015 and 2014, respectively.
21.	RELATED PARTY TRANSACTIONS
Directors and Officers
The Baker family group, consisting of three current directors Peter Baker (CEO), John Baker (Executive Vice President) and Ross Rapaport (Chairman), as trustee, as well as Henry Baker, a former director, together own a majority of Company common stock.  In addition, in connection with the acquisition of Crystal Rock Spring Water Company in 2000, the Company issued members of the Baker family group 12% subordinated promissory notes secured by all of our assets.  The balance on these notes as of October 31, 2015 is $9,270,000.

Henry Baker is employed by the Company as an at-will employee at the discretion of management. Mr. Baker's sons, John Baker and Peter Baker, have employment contracts with the Company through December 31, 2015.  The two contracts entitle the respective shareholders to annual compensation of $320,000 each and other bonuses and perquisites.
The Company leases a 67,000 square foot facility in Watertown, Connecticut and a 22,000 square foot facility in Stamford, Connecticut from a Baker family trust.  The lease in Watertown expires in October 2016 and the lease in Stamford expires in September 2020.

Future minimum rental payments under these leases are as follows:
Fiscal year ending October 31,	Stamford		Watertown	Total
2016	$	*248,400	$470,521	$718,921
2017		*248,400	-	248,400
2018		*248,400	-	248,400
2019		*248,400	-	248,400
2020		*227,700	-	227,700
Totals		$1,221,300	$470,521	$1,691,821
* Rent negotiable, assumes rate of first five years. New negotiate rate has not been determined.

The Company's Chairman of the Board, Ross S. Rapaport, who also acts as Trustee in various Baker family trusts is employed by McElroy, Deutsch, Mulvaney & Carpenter LLP (formerly Pepe & Hazard, LLP) a business law firm that the Company uses from time to time.  During fiscal 2015 and 2014 the Company paid approximately $65,000 and $39,000, respectively, for services provided by McElroy, Deutsch, Mulvaney & Carpenter LLP.

The Company's Chief Financial Officer, David Jurasek, is husband of Cheryl Jurasek, the Company's Vice President of Human Resources.  During fiscal 2015 and 2014 her compensation, including the value of a Company-provided automobile, was approximately $132,000 each year.

22.            CONCENTRATION OF CREDIT RISK
The Company maintains its cash accounts at various financial institutions in non-interest bearing accounts.  The accounts are covered to $250,000 by the basic limit on federal deposit insurance.
23.            RECENT ACCOUNTING PRONOUNCEMENTS
In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," which raises the threshold for disposals to qualify as discontinued operations. A discontinued operation is defined as: (1) a component of an entity or group of components that has been disposed of or classified as held for sale and represents a strategic shift that has or will have a major effect on an entity's operations and financial results; or (2) an acquired business that is classified as held for sale on the acquisition date. ASU 2014-08 also requires additional disclosures regarding discontinued operations, as well as material disposals that do not meet the definition of discontinued operations. It is effective for annual periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. The adoption of ASU 2014-08 is not expected to have a material impact on the Company's net income, financial position or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)", which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation.  In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of the ASU to fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2016. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU. The Company is currently evaluating the transition methods and the impact of the standard on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, "Interest-Imputation of Interest" (Topic 835-30), that requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  ASU 2015-05 will be effective in the first quarter of fiscal 2017. The Company is currently evaluating the impact of the new pronouncement on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05 (Subtopic 350-40), "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement", which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU No. 2015-05 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is currently in the process of evaluating the effect this guidance will have on its consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory". The ASU requires entities using the first-in, first-out (FIFO) inventory costing method to subsequently value inventory at the lower of cost and net realizable value. The ASU defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU requires prospective application and is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years, with early adoption permitted. The adoption of this guidance by the Company is not expected to have a material impact on its consolidated financial statements.
In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes", which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. The Company is currently in the process of evaluating the effect this guidance will have on its consolidated financial statements and related disclosures.
24.            SUBSEQUENT EVENT
On November 17, 2015, the Company entered into a new interest rate swap agreement which will be effective March 14, 2016.  The swap fixes the rate on at least 75% of the outstanding balance of the term note at 4.75% (1.25% plus the applicable margin under the Agreement, 3.50%) until April 2018.