Form 10-Q
period 2016-01-31
Crystal Rock Holdings, Inc.
filed 2016-03-16
CIK 1123316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

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

Yes    X                                                                          No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
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

Yes ___                                                                      No      X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Shares outstanding at
Class                                                                                                                        March 9, 2016
Common Stock, $.001 Par Value                                                                                                                        21,358,411

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	January 31,	October 31,
	2016	2015
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,535,230	$3,091,471
Accounts receivable, trade - net of reserve of $290,031 and
$306,140 for 2015 and 2014, respectively	8,752,094	9,215,042
Inventories	2,518,916	2,611,681
Current portion of deferred tax asset	461,550	461,550
Other current assets	725,530	888,957

TOTAL CURRENT ASSETS	15,993,320	16,268,701

PROPERTY AND EQUIPMENT - net	6,583,860	6,869,986

OTHER ASSETS:
Goodwill	12,156,790	12,156,790
Other intangible assets - net	2,005,962	2,165,234
Deferred tax asset	145,110	145,110
Other assets	39,000	39,000

TOTAL OTHER ASSETS	14,346,862	14,506,134

TOTAL ASSETS	$36,924,042	$37,644,821

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long term debt	$1,599,996	$1,599,996
Accounts payable	3,093,328	3,149,964
Accrued expenses	1,939,096	2,490,752
Current portion of customer deposits	672,510	668,472
Current portion of unrealized loss on derivatives	33,072	8,912

TOTAL CURRENT LIABILITIES	7,338,002	7,918,096

Long term debt, less current portion	9,333,340	9,733,339
Deferred tax liability	4,150,506	4,150,506
Subordinated debt	9,546,480	9,270,000
Customer deposits, less current portion	2,622,509	2,602,891
Long term portion of unrealized loss on derivatives	22,050	-

TOTAL LIABILITIES	33,012,887	33,674,832

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock - $.001 par value, 50,000,000 authorized shares,
21,960,229 issued and 21,358,411 outstanding shares as of
January 31, 2016 and October 31, 2015	21,960	21,960
Additional paid in capital	58,462,496	58,464,076
Treasury stock, at cost, 601,818 shares as of January 31, 2016
and October 31, 2015	(900,360)	(900,360)
Accumulated deficit	(53,639,867)	(53,610,339)
Accumulated other comprehensive loss	(33,074)	(5,348)
TOTAL STOCKHOLDERS' EQUITY	3,911,155	3,969,989

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$36,924,042	$37,644,821

See the accompanying notes to the consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended January 31,
	2016	2015
	(unaudited)

NET SALES	$16,131,560	$17,697,928

COST OF GOODS SOLD	8,542,117	9,663,461

GROSS PROFIT	7,589,443	8,034,467

OPERATING EXPENSES:
Selling, general and administrative expenses	6,948,863	7,949,302
Advertising expenses	135,969	253,978
Amortization	159,272	184,723
Gain on disposal of property and equipment	(3,300)	(49,821)

TOTAL OPERATING EXPENSES	7,240,804	8,338,182

INCOME (LOSS) FROM OPERATIONS	348,639	(303,715)

OTHER EXPENSE:
Interest	397,445	384,366

LOSS BEFORE INCOME TAXES	(48,806)	(688,081)

INCOME TAX BENEFIT	(19,278)	(261,471)

NET LOSS	$(29,528)	$(426,610)

NET LOSS PER SHARE - BASIC	$(0.00)	$(0.02)

NET LOSS PER SHARE - DILUTED	$(0.00)	$(0.02)

WEIGHTED AVERAGE SHARES USED IN COMPUTATION - BASIC	21,358,411	21,358,411
WEIGHTED AVERAGE SHARES USED IN COMPUTATION - DILUTED	21,358,411	21,358,411

See the accompanying notes to the consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three months ended January 31,

	2016	2015
	(Unaudited)

NET LOSS	$(29,528)	$(426,610)
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Cash Flow Hedges:
Unrealized (loss) gain on derivatives designated as cash flow hedges	(27,726)	2,894
Other Comprehensive (Loss) Income, net of tax	(27,726)	2,894
TOTAL COMPREHENSIVE LOSS	$(57,254)	$(423,716)

See the accompanying notes to the consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended January 31,
	2016	2015
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,528)	$(426,610)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	681,764	689,222
Provision for bad debts on accounts receivable	48,654	76,797
Amortization	159,272	184,723
Non cash interest expense	276,480	-
Gain on disposal of property and equipment	(3,300)	(49,821)
Non cash share-based compensation	(1,580)	971

Changes in operating assets and liabilities:
Accounts receivable	414,294	(160,858)
Inventories	92,765	(272,062)
Other current assets	181,911	(194,235)
Accounts payable	(56,636)	(447,904)
Accrued expenses	(551,656)	(405,436)
Customer deposits	23,656	(4,713)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	1,236,096	(1,009,926)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(395,638)	(652,010)
Proceeds from sale of property and equipment	3,300	59,474
NET CASH USED IN INVESTING ACTIVITIES	(392,338)	(592,536)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net line of credit borrowings	-	441,853
Principal payments on debt	(399,999)	(448,092)
NET CASH USED IN FINANCING ACTIVITIES	(399,999)	(6,239)

NET INCREASE (DECREASE) IN CASH	443,759	(1,608,701)

CASH AND CASH EQUIVALENTS - beginning of period	3,091,471	1,841,044

CASH AND CASH EQUIVALENTS - end of period	$3,535,230	$232,343

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest	$112,720	$383,568

Cash paid for taxes	$6,450	$2,575

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Accrued interest added to subordinated debt principal	$276,480	$-

See the accompanying notes to the consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position, results of operations, and cash flows for the periods presented.  The results have been determined on the basis of generally accepted accounting principles and practices of the United States of America ("GAAP"), applied consistently with the Annual Report on Form 10-K of Crystal Rock Holdings, Inc. (the "Company") for the year ended October 31, 2015.

Certain information and footnote disclosures normally included in audited consolidated financial statements presented in accordance with GAAP have been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2015.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

The financial statements herewith reflect the consolidated operations and financial condition of Crystal Rock Holdings, Inc. and its wholly owned subsidiary Crystal Rock LLC.

2.                   GOODWILL AND OTHER INTANGIBLE ASSETS

Major components of intangible assets consisted of:
	January 31, 2016			October 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Wgt. Avg. Amort. Years	Gross Carrying Amount	Accumulated Amortization	Wgt. Avg. Amort. Years
Amortized Intangible Assets:
Covenants Not to Compete	$2,536,488	$2,395,498	2.31	$2,536,488	$2,382,570	2.54
Customer Lists	10,313,819	8,777,939	2.71	10,313,819	8,639,685	2.95
Other Identifiable Intangibles	608,393	279,301	23.76	608,393	271,211	24.00
Total	$13,458,700	$11,452,738		$13,458,700	$11,293,466

Amortization expense for the three month periods ending January 31, 2016 and 2015 was $159,272 and $184,723, respectively.  There were no changes in the carrying amount of goodwill for the three month periods ending January 31, 2016 and 2015.

3.                    DEBT

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

At January 31, 2016, there was no balance outstanding on the line of credit and a letter of credit issued for $1,420,000 to collateralize the Company's liability insurance program as of that date.  Consequently, as of January 31, 2016, there was $3,580,000 available to borrow from the revolving line of credit. There was $10,933,000 outstanding on the term note as of January 31, 2016.

On September 16, 2015, the Company amended its Credit Agreement with Bank of America (as so amended, the "Amendment"), effective as of July 31, 2015.  Under the Amendment, interest is paid at a rate of one-month LIBOR plus a margin based on the achievement of a specified leverage ratio.  As of January 31, 2016, the margin was 3.50% for the term note and 3.25% for the revolving line of credit.  Previously, in March 2013, the Company entered into an interest rate swap agreement, "old swap", for the purpose of fixing a portion of the term loan under the Third Amendment Agreement with Bank of America dated March 13, 2013.   As of January 31, 2016, the Company had $6,022,000 of the term debt subject to variable interest rates.  The one-month LIBOR was .4295% on the last business day of January 2016 resulting in total variable interest rates of 3.9295% and 3.6795%, for the term note and the revolving line of credit, respectively, as of January 31, 2016.

The Amendment requires the Company to be in compliance with certain financial covenants at the end of each quarter.  The covenants include rolling four quarter EBITDA of $3,350,000 as of January 31, 2016 and minimum liquidity (as defined) of at least $1,000,000.  The Amendment also requires specific EBITDA goals each quarter through the quarter ending October 31, 2016 and minimum liquidity (as defined) of no less than $1,000,000 through January 30, 2017.  As of January 31, 2016, the Company was in compliance with these covenants and the terms of the Amendment.

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

In addition to the senior debt, as of January 31, 2016, the Company has subordinated debt owed to Henry, Peter and John Baker in the aggregate principal amount of $9,546,000 that is due November 20, 2020.  The interest rate on each of these notes is 12% per annum.  On September 16, 2015, the Company amended its Subordinated Notes held by these related parties.  As required by the Bank of America Amendment, future interest payments on the notes will not be paid but will be added to the principal balance of the Subordinated Notes as of the date the payment is due until the following conditions are met; (1) the ratio of consolidated operating cash flow to consolidated total debt service is not less than 1.2 to 1 and (2) the Company has historical consolidated EBITDA of greater than $6,000,000 for two consecutive reference periods.  As of January 31, 2016, $546,000 of accrued interest had been added to the principal balance of the Subordinated Notes.

4.                   INVENTORIES
Inventories consisted of the following at:

	January 31, 2016	October 31, 2015
Finished Goods	$2,341,289	$2,453,974
Raw Materials	177,627	157,707
Total Inventories	$2,518,916	$2,611,681

Finished goods inventory consists of products that the Company sells such as, but not limited to, coffee, cups, soft drinks, and snack foods.  Raw material inventory consists primarily of bottle caps.  The amount of raw and bottled water on hand does not represent a material amount of inventory.  The Company estimates that value as of January 31, 2016 and October 31, 2015 to be $59,000 and $65,000, respectively.  This value includes the cost of allocated overhead.  Bottles are accounted for as fixed assets.
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

These interest rate swap agreements are considered cash flow hedges to hedge against the variability of interest rates on outstanding debt.  The net unrealized loss relating to interest rate swaps was recorded in current and long term liabilities with an offset to other comprehensive income for the effective portion of the hedge. At January 31, 2016, these cash flow hedges were deemed 100% effective.  The portion of the net unrealized loss in current liabilities is the amount expected to be reclassified to income within the next twelve months.

For more details regarding the Company's derivative hedging polices refer to Note 2, Significant Accounting Policies, in the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2015.

The following information pertains to the Company's outstanding interest rate swaps at January 31, 2016.  The pay rate is fixed and the receive rate is one month LIBOR.

Instrument Rate	Notional Amount	Pay Rate	Receive Rate
Interest rate swap	$5,333,335	1.25%	0.4295%
Interest rate swap	$4,911,000	0.68%	0.4295%

The table below details the adjustments to other comprehensive income (loss), on a before tax and net-of tax basis, for the fiscal quarters ended January 31, 2016 and 2015.

	Before-Tax	Tax (Benefit) Expense	Net-of-Tax
Three Months Ended January 31, 2015
Loss on interest rate swap	$(3,295)	$1,318	$(1,977)
Reclassification adjustment for loss in income	8,119	(3,248)	4,871
Net unrealized gain	$4,824	$(1,930)	$2,894
Three Months Ended January 31, 2016
Loss on interest rate swap	$(51,043)	$20,417	$(30,626)
Reclassification adjustment for loss in income	4,833	(1,933)	2,900
Net unrealized loss	$(46,210)	$18,484	$(27,726)

The reclassification adjustments of $4,833 and $8,119 represent interest the Company paid in excess of the amount that would have been paid without the interest rate swap agreement during the quarters ended January 31, 2016 and 2015, respectively. These amounts were reclassified from accumulated other comprehensive loss and recorded in consolidated statements of operations as interest expense.

6.                    FAIR VALUES OF ASSETS AND LIABILITIES

Fair Value Hierarchy
The Company's assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
Liabilities:
January 31, 2016
Unrealized loss on derivatives	$-	$55,122	$-

October 31, 2015
Unrealized loss on derivatives	$-	$8,912	$-

In determining the fair value, the Company uses a model that calculates a present value of the payments as they amortize through the life of the loan (float) based on the variable rate and compares them to the calculated value of the payment based on the fixed rate (fixed) defined in the swap.  In calculating the present value, in addition to the term, the model relies on other data – the "rate" and the "discount factor."

▪	In the "float" model, the rate reflects where the market expects LIBOR to be in for the respective period and is based on the Eurodollar futures market.
▪	The discount factor is a function of the volatility of LIBOR.

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

The following calculation provides the reconciliation of the denominators used in the calculation of basic and fully diluted earnings per share:

	Three Months Ended January 31,
	2016	2015
Net Loss	$(29,528)	$(426,610)
Denominator:
Basic Weighted Average Shares Outstanding	21,358,411	21,358,411
Dilutive effect of Stock Options	-	-
Diluted Weighted Average Shares Outstanding	21,358,411	21,358,411
Basic Loss Per Share	$(.00)	$(.02)
Diluted Loss Per Share	$(.00)	$(.02)

As of January 31, 2016 there were no options outstanding.  As of January 31, 2015 there were 46,250 options outstanding.   For the three month periods ended January 31, 2016 and 2015 there were no options used to calculate the effect of dilution because the Company had a net loss.

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

In April 2004, the Company's stockholders approved the 2004 Stock Incentive Plan.  The plan provided for issuances of awards of up to 250,000 restricted or unrestricted shares of the Company's common stock, or incentive or non-statutory stock options to purchase such common stock.  None of the total amount of options is outstanding.  As of February 18, 2014, no further options may be granted under the 2004 Plan.
There was one option grant, for a total of 10,000 shares, that was forfeited in the first three months of 2016 and eight option grants, for a total of 201,500 shares, that expired in the first three months of 2015.  Other than the forfeitures and expirations, there was no activity related to stock options and outstanding stock option balances or other equity based compensation during the three month periods ended January 31, 2016 and 2015.  The Company did not grant any equity based compensation during the three months ended January 31, 2016 and 2015.

In April 2014, the Company's stockholders approved the 2014 Stock Incentive Plan.  The plan provided for issuances of awards of up to 500,000 restricted or unrestricted shares of the Company's common stock, or incentive or non-statutory stock options to purchase such common stock. Of the total amount of shares authorized under this plan, no options have been granted and 500,000 shares are available for grant at January 31, 2016.

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

In May 2014, the Financial Accounting Standards Board ("FASB") FASB issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)", which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation.  In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of the ASU to fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2016. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU. The Company is currently evaluating the transition methods and the impact of the standard on its consolidated financial statements.

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
In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes", which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position.  For public business entities, the amendments in the ASU are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  The Company is currently in the process of evaluating the effect this guidance will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, "Leases", which is intended to improve financial reporting about leasing transactions.  The ASU requires that leased assts be recognized as assets on the balance sheet and the liabilities for the obligations under the lease also be recognized on the balance sheet.  This ASU requires disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases.  The required disclosures include qualitative and quantitative requirements.  This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.

10.	SIGNIFICANT ACCOUNTING POLICIES

Uncollectible Trade Accounts Receivable - Individual accounts receivable are written off when deemed uncollectible, with any future recoveries recorded as income when received.
For more details regarding the Company's accounts receivable policies refer to Note 2, Significant Accounting Policies, in the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2015.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto as filed in our Annual Report on Form 10-K for the year ended October 31, 2015 as well as the consolidated financial statements and notes contained herein.

Forward-Looking Statements

The "Management's Discussion and Analysis" (MD&A) portion of this Form 10-Q contains forward-looking statements about these topics:

(1)	the lower gross profits of products that we are offering in connection with our brand expansion and response to competition in our marketplace,
(2)	the outstanding debt levels may adversely impact the business profitability and ability to finance future expansion,
(3)	the cost pressures related to commodities affecting our business, and
(4)	the potential adverse effect of weather on our sales and costs.

The following factors could cause actual results to differ materially from statements in MD&A about topic (1):  The volume of and revenues from products that we sell may be greater or less than we anticipate.  If greater, the effect will likely reduce our gross margin percentage overall as a result of lower prices in response to competition; if less, the effect on our gross margin percentage should be less significant, although in that case our results of operations could be adversely affected due to lower revenues.  We also incorporate by reference into this paragraph the full Risk Factors on pages 12 through 15 of our Annual Report on Form 10-K for the Fiscal Year Ended October 31, 2015 (our 2015 Form 10-K) beginning "We operate in a competitive business environment that is influenced by conditions some of which are controllable and others are beyond our control."; "The office products business is highly competitive"; "Acquisitions may disrupt our operations or adversely affect our results"; and "We also face significant competition in the water and office refreshment business".

The following factors could strain liquidity and working capital availability in MD&A about topic (2):  We incorporate by reference into this paragraph the full Risk Factor on page 17 of our 2015 Form 10-K beginning "Our Company is significantly leveraged".

The following factors could cause actual results to differ materially from statements in MD&A about topic (3):  We incorporate by reference into this paragraph the full Risk Factor on page 18 of our 2015 Form 10-K beginning "Fluctuations in the cost of essential raw materials and commodities".

The following factors could cause actual results to differ materially from statements in MD&A about topic (4):  We incorporate by reference into this paragraph the full Risk Factor on page 19 of our 2015 Form 10-K beginning "Our business has been and may continue to be affected from time to time by extremes of weather".

Results of Operations

Overview and Trends

The first quarter of 2016 was marked by a significant increase in gross margin percentage, which improved to 47.0% from 45.4% compared to the corresponding quarter of 2015.  Results were also positively affected by sharp decreases in selling, general and administrative expenses (lower by $1,000,000, or 13%) and total operating expenses (lower by $1,097,000, or 13%) when the two quarters are compared.  The effect of these changes was a $652,000 improvement in operating income, despite a 9% reduction in sales in the first quarter of 2016 compared to the corresponding quarter of 2015.  We also improved net income (loss) by $397,000, to a net loss of just $30,000 in the 2016 quarter.  The Company believes these are very encouraging trends.

The decline in sales and improvement in margin percentages reflected a decision to emphasize the customer service aspect of our business to a greater extent, and to avoid "commodity pricing" when possible.  The sales decrease was in all major product lines except water.  The resulting sales mix attributable to the decrease in all product sales except water resulted in a higher gross profit as a percentage of sales, though the dollar gross profit declined.

We also took steps to operate a leaner, more efficient business.  Lower operating costs more than offset the effects of the lower margin dollars, resulting in positive operating income for the first quarter of 2016 compared to an operating loss for the same period of 2015.

Reductions in selling and distribution expenses combined with streamlining of administrative functions have led to the lower operating expenses compared to a year ago. With a new sales revenue baseline of a higher margin product mix, a streamlined and focused sales approach and future technological improvements intended to further streamline administration while improving the customer experience, we are optimistic that we can stabilize and then increase sales while increasing margin and maintaining or reducing operating expenses in coming periods.

Results of Operations for the Three Months Ended January 31, 2016 (First Quarter) Compared to the Three Months Ended January 31, 2015

Sales
Sales for the three months ended January 31, 2016 were $16,132,000 compared to $17,698,000 for the corresponding period in 2015, a decrease of $1,566,000 or 9%.  The decrease was primarily attributable to a decrease in sales of coffee and office products though sales in all categories but water declined.

The comparative breakdown of sales of the product lines for the respective three-month periods ended January 31, 2016 and 2015 is as follows:

Product Line (000's $)	2016	2015	Difference	% Diff.
Water	$6,148	$6,137	$11	-
Coffee	2,922	3,423	(501)	(15%)
Refreshment	2,369	2,655	(286)	(11%)
Equipment Rental	1,791	1,940	(149)	(8%)
Office Products	2,479	2,965	(486	(16%)
Other	423	578	(155)	(27%)
Total	$16,132	$17,698	$(1,566)	(9%)

Water – Sales of water remained flat for the first quarter 2016 as compared to the same period of 2015.  Both volume and price were stable in 2016 as compared to the first quarter of 2015.

Coffee – The decrease in sales was attributable to a decline in our traditional higher volume lines, bulk and K-cup, while Cool Beans® pods increased 9%.  Bulk products sales continued to be negatively influenced by the single serve lines and K-cup sales declined as a result of ongoing commoditization. The increase in pod sales is a result of conversion of the other lines as well as new sales but the volume of the product, to date, has not approached that of the others.

Refreshment – Complementary coffee products, single serve drinks, cups, and vending sales all declined while small packaged water such as ½ liter cases of water sales increased 2%.

Equipment Rental – The decrease in sales was a result of a 4% decrease in price and 4% decrease in number of rental units in the field.  Since January 31, 2015, the company has lost units mostly from not winning incumbent competitive bids.

Office Products – The decrease in sales was a result of implemented price increases on items previously sold at cost or near cost.

Other – The decrease is attributable to reduced equipment sales and other miscellaneous items.  The decline in the fees that are charged to offset energy costs for delivery and freight, raw materials, and bottling operations was 22,000 or 5% from the same period in 2015.

Gross Profit/Cost of Goods Sold – For the three months ended January 31, 2016, gross profit decreased to $7,589,000 from $8,034,000 for the comparable period in 2015.  As a percentage of sales, gross margin was 47% compared to 45% for the same period a year ago. The decrease in gross profit of $445,000 was primarily due to lower sales of lower margin items thus resulting in the higher gross margin percentage.

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

Operating Expenses and Income from Operations

Total operating expenses decreased to $7,241,000 in the first quarter of 2016 from $8,338,000 in the comparable period in 2015, a decrease of $1,097,000, or 13%.

Selling, general and administrative (SG&A) expenses of $6,949,000 in the first quarter of 2016 decreased $1,000,000, or 13%, from $7,949,000 in the comparable period in 2015.  Of total SG&A expenses, route distribution costs decreased $153,000, or 4%, as a result of lower vehicle labor and fuel costs; combined selling and marketing costs decreased $518,000, or 39%, as a result of reduced staffing; and administration costs decreased $329,000, or 11%, as a result of lower labor costs and professional services.

Advertising expenses were $136,000 in the first quarter of 2016 compared to $254,000 in the first quarter of 2015, a decrease of $118,000, or 46%. The decrease in advertising costs is primarily related to a decrease in printed promotional items.

Amortization decreased to $159,000 in the first quarter of 2016 from $185,000 in the comparable quarter in 2015, a decline of $26,000, or 14%.  Amortization is attributable to intangible assets that were acquired as part of acquisitions. The lower amortization in 2016 is attributable to some intangible assets becoming fully amortized during 2015.  The customer lists intangible asset is evaluated for impairment based on the current and future projected cash flows of the remaining customers.  In addition, we had a gain of $3,000, from the sale of assets in the first quarter of 2016, which was a decrease from the $50,000 gain from similar sales in the first quarter of 2015. We routinely sell assets used in the normal course of business as they are replaced with newer assets.

The income from operations for the three months ended January 31, 2016 was $348,000 compared to a loss from operations of $304,000 in the comparable period in 2015, an improvement of $652,000.  The improvement was the result of lower operating expenses despite lower sales and gross profit.

Interest, Taxes, and Other Expenses
Interest expense was $397,000 for the three months ended January 31, 2016 compared to $384,000 in the three months ended January 31, 2015, an increase of $13,000.  The increase is attributable to higher debt and a higher weighted average of interest rates.
The loss before income taxes was $49,000 for the three months ended January 31, 2016 compared to $688,000 in the corresponding period in 2015, an improvement of $639,000. The tax benefit, as a result of loss from operations, for the first quarter of fiscal year 2016 was $19,000 compared to $261,000 in the first quarter of fiscal year 2015.  The lower tax benefit was a result of a lower loss from operations in the first quarter of 2016 compared to the first quarter of 2015, even though there was a lower expected effective tax rate in 2015.

Net Loss
The net loss for the three months ended January 31, 2016 was $30,000 compared to $427,000 in the corresponding period in 2015.  The reduction of the loss is attributable to lower operating expenses despite lower sales and gross profit the first quarter of 2016 as compared to the same period in fiscal year 2015.

Liquidity and Capital Resources

As of January 31, 2016, we had working capital of $8,655,000 compared to $8,351,000 as of October 31, 2015, an increase of $304,000.  Decreases in accounts receivable and inventory were more than offset by decreases in accounts payable and accrued expenses.  Interest expensed but not paid to subordinated debt holders was $276,000.  Also during the quarter, we used $396,000 for capital expenditures and $400,000 for repayment of senior debt.

Our Credit Agreement with Bank of America provides a senior financing facility consisting of term debt and a revolving line of credit.  As of January 31, 2016 we had $10,933,000 outstanding on our term loan.  We have no funds borrowed from our line of credit with the Bank.  We have a letter of credit of $1,420,000 secured by our line of credit resulting in $3,580,000 available to borrow on the line of credit as of January 31, 2016.

Our term debt amortizes over a five year period with 59 equal monthly installments of $133,333 and a final payment of $4,133,333 due in May 2020. The revolving line of credit matures in May 2018.  There are various restrictive covenants under the Agreement, and the Company is prohibited from entering into other debt agreements without the bank's consent.  The Agreement also prohibits the Company from paying dividends without the prior consent of the bank.

On September 16, 2015, the Company amended its Credit Agreement with Bank of America (as so amended, the "Amendment"), effective as of July 31, 2015.  Under the Amendment, interest is paid at a rate of one-month LIBOR plus a margin based on the achievement of a specified leverage ratio.  As of January 31, 2016, the margin was 3.50% for the term note and 3.25% for the revolving line of credit.  Previously, in March 2013, the Company entered into an interest rate swap agreement for the purpose of fixing a portion of the term loan under the Third Amendment Agreement with Bank of America dated March 13, 2013.  As of January 31, 2016, the Company had $6,022,000 of the term debt subject to variable interest rates.  The one-month LIBOR was .4295% on the last business day of January 2016 resulting in total variable interest rates of 3.9295% and 3.6795%, for the term note and the revolving line of credit, respectively, as of January 31, 2016.

The following information pertains to the Company's outstanding interest rate swaps at January 31, 2016.  The pay rate is fixed and the receive rate is one month LIBOR.

Instrument Rate	Notional Amount	Pay Rate	Receive Rate
Interest rate swap	$5,333,335	1.25%	0.4295%
Interest rate swap	$4,911,000	0.68%	0.4295%

The Amendment requires the Company to be in compliance with certain financial covenants at the end of each quarter.  The covenants include rolling four quarter EBITDA of $3,350,000 as of January 31, 2016 and minimum liquidity (as defined) of at least $1,000,000.  The Amendment also requires specific EBITDA goals each quarter through the quarter ending October 31, 2016 and minimum liquidity (as defined) of no less than $1,000,000 through January 30, 2017.  As of January 31, 2016, the Company was in compliance with these covenants and the terms of the Amendment.
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

In addition to the senior debt, as of January 31, 2016, the Company has subordinated debt owed to Henry, Peter and John Baker in the aggregate principal amount of $9,546,000 that is due November 20, 2020.  The interest rate on each of these notes is 12% per annum.  On September 16, 2015, the Company amended its Subordinated Notes held by related parties.  As required by the Bank of America Amendment, future interest payments on the notes will not be paid but will be added to the principal balance of the Subordinated Notes as of the date the payment is due until the following conditions are met; (1) the ratio of consolidated operating cash flow to consolidated total debt service is not less than 1.2 to 1 and (2) the Company has historical consolidated EBITDA (as defined) of greater than $6,000,000 for two consecutive reference periods.  As of January 31, 2016, $546,000 of accrued interest had been added to the principal balance of the Subordinated Notes.

In addition to our senior and subordinated debt commitments, we have significant future cash commitments, primarily in the form of operating leases that are not reported on the consolidated balance sheet. The following table sets forth our contractual commitments in the remainder of the current year and future fiscal years as of January 31, 2016:

	Payment due by Period
Contractual Obligations (2)	Total	Remainder of 2016	2017-2018	2019-2020	After 2020
Debt	$20,479,000	$1,200,000	$3,200,000	$6,533,000	$9,546,000
Interest on Debt (1)	7,080,000	1,307,000	3,057,000	2,716,000	-
Operating Leases	7,412,000	2,345,000	3,369,000	1,559,000	139,000
Total	$34,971,000	$4,852,000	$9,626,000	$10,808,000	$9,685,000

(1)	Interest based on 50% of outstanding senior debt at the hedged interest rate discussed above, 50% of outstanding senior debt at a variable rate of 3.93%, line of credit at a rate of 3.68%, and subordinated debt at a rate of 12%.

(2)	Customer deposits have been excluded from the table. Deposit balances vary from period to period with water sales but future increases and decreases in the balances are not accurately predictable. Deposits are excluded because, net of periodic additions and reductions, it is probable that a customer deposit balance will always be outstanding as long as the business operates.

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
Changes in Internal Control over Financial Reporting.
No change in our internal control over financial reporting occurred during the fiscal quarter ended January 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.                         Legal Proceedings.

None.

Item 1A.                     Risk Factors.
Not Applicable

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.                          Defaults Upon Senior Securities.
None.
Item 4.                           Mine Safety Disclosures.
None.
Item 5.                            Other Information.
None.

Item 6.                             Exhibits.

Exhibit
Number                          Description

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit B to Appendix A to our registration statement on Form S-4, File No. 333-45226, filed with the SEC on September 6, 2000)

3.2	Certificate of Amendment of Certificate of Incorporation (Incorporated by reference to Exhibit 4.2 of our current report on Form 8-K, filed with the SEC on October 19, 2000)

3.3	Certificate of Ownership and Merger of Crystal Rock Holdings, Inc. with and into Vermont Pure Holdings, Ltd. (Incorporated by reference to Exhibit 3.1 to our current report on Form 8-K, filed with the SEC on May 6, 2010)

3.4	By-laws, as amended (Incorporated by reference to Exhibit 3.2 to our report on Form 8-K, filed with the SEC on April 2, 2010)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files regarding (a) our Consolidated Balance Sheets as of January 31, 2016 and October 31, 2015, (b) our Consolidated Statements of Operations for the Three Months Ended January 31, 2016 and 2015, (c) our Consolidated Statements of Comprehensive Loss for the Three Months Ended January 31, 2016 and 2015, (d) our Consolidated Statements of Cash Flows for the Three Months Ended January 31, 2016 and 2015, and (e) the Notes to such Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:            March 16, 2016

CRYSTAL ROCK HOLDINGS, INC. By: /s/ David Jurasek David Jurasek Chief Financial Officer/Treasurer (Principal Accounting Officer and Principal Financial Officer)

Exhibits Filed Herewith

Exhibit
Number                          Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files regarding (a) our Consolidated Balance Sheets as of January 31, 2016 and October 31, 2015, (b) our Consolidated Statements of Operations for the Three Months Ended January 31, 2016 and 2015, (c) our Consolidated Statements of Comprehensive Loss for the Three Months Ended January 31, 2016 and 2015, (d) our Consolidated Statements of Cash Flows for the Three Months Ended January 31, 2016 and 2015, and (e) the Notes to such Consolidated Financial Statements.