Form 10-Q
period 2016-04-30
Crystal Rock Holdings, Inc.
filed 2016-06-13
CIK 1123316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2016
OR
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
Yes ___ No   X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Shares outstanding at
Class                      June 9, 2016
Common Stock, $.001 Par Value                                                                                         21,358,411

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY
	Table of Contents

PART I - FINANCIAL INFORMATION		Page

Item 1.	Financial Statements.

	Consolidated Balance Sheets as of April 30, 2016 and October 31, 2015	3

	Consolidated Statements of Operations for the Three and Six Months Ended April 30, 2016 and 2015	4

	Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended April 30, 2016 and 2015	5

	Consolidated Statements of Cash Flows for the Six Months Ended April 30, 2016 and 2015	6

	Notes to Consolidated Financial Statements	7-14

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	15–23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	23

Item 4.	Controls and Procedures.	23-24

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	25

Item 1A.	Risk Factors.	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	25

Item 3.	Defaults Upon Senior Securities.	25

Item 4.	Mine Safety Disclosures.	25

Item 5.	Other Information.	25

Item 6.	Exhibits.	25-26

SIGNATURE		27

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	April 30,	October 31,
	2016	2015
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,134,648	$3,091,471
Accounts receivable, trade - net of reserve of $275,619 and
$306,140 for 2016 and 2015, respectively	8,823,486	9,215,042
Inventories	2,350,202	2,611,681
Current portion of deferred tax asset	461,550	461,550
Other current assets	861,633	888,957

TOTAL CURRENT ASSETS	16,631,519	16,268,701

PROPERTY AND EQUIPMENT - net	6,332,941	6,869,986

OTHER ASSETS:
Goodwill	12,156,790	12,156,790
Other intangible assets - net	1,835,173	2,165,234
Deferred tax asset	145,110	145,110
Other assets	39,000	39,000

TOTAL OTHER ASSETS	14,176,073	14,506,134

TOTAL ASSETS	$37,140,533	$37,644,821

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long term debt	$1,599,996	$1,599,996
Accounts payable	2,844,813	3,149,964
Accrued expenses	2,340,651	2,490,752
Current portion of customer deposits	660,208	668,472
Current portion of unrealized loss on derivatives	33,521	8,912
TOTAL CURRENT LIABILITIES	7,479,189	7,918,096

Long term debt, less current portion	8,933,341	9,733,339
Deferred tax liability	4,150,506	4,150,506
Subordinated debt	9,832,034	9,270,000
Customer deposits, less current portion	2,575,129	2,602,891
Long term portion of unrealized loss on derivatives	17,418	-

TOTAL LIABILITIES	32,987,617	33,674,832

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock - $.001 par value, 50,000,000 authorized shares,
21,960,229 issued and 21,358,411 outstanding shares as of
April 30, 2016 and October 31, 2015	21,960	21,960
Additional paid in capital	58,462,496	58,464,076
Treasury stock, at cost, 601,818 shares as of April 30, 2016
and October 31, 2015	(900,360)	(900,360)
Accumulated deficit	(53,400,616)	(53,610,339)
Accumulated other comprehensive loss	(30,564)	(5,348)
TOTAL STOCKHOLDERS' EQUITY	4,152,916	3,969,989

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$37,140,533	$37,644,821

See the notes to the consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended April 30,		Six months ended April 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)

NET SALES	$16,710,816	$18,728,733	$32,842,376	$36,426,661

COST OF GOODS SOLD	8,481,945	10,616,675	17,024,062	20,280,136

GROSS PROFIT	8,228,871	8,112,058	15,818,314	16,146,525

OPERATING EXPENSES:
Selling, general and administrative expenses	7,150,233	8,435,616	14,099,096	16,384,918
Advertising expenses	115,492	143,293	251,461	397,271
Amortization	170,789	184,031	330,061	368,754
Gain on disposal of property and equipment	(820)	-	(4,120)	(49,821)

TOTAL OPERATING EXPENSES	7,435,694	8,762,940	14,676,498	17,101,122

INCOME (LOSS) FROM OPERATIONS	793,177	(650,882)	1,141,816	(954,597)

OTHER EXPENSE:
Interest expense	406,108	383,527	803,553	767,893

INCOME (LOSS) BEFORE INCOME TAXES	387,069	(1,034,409)	338,263	(1,722,490)

INCOME TAX EXPENSE (BENEFIT)	147,818	(393,075)	128,540	(654,546)

NET INCOME (LOSS)	$239,251	$(641,334)	$209,723	$(1,067,944)

NET INCOME (LOSS) PER SHARE - BASIC	$0.01	$(0.03)	$0.01	$(0.05)

NET INCOME (LOSS) PER SHARE - DILUTED	$0.01	$(0.03)	$0.01	$(0.05)

WEIGHTED AVERAGE SHARES USED IN COMPUTATION - BASIC	21,358,411	21,358,411	21,358,411	21,358,411
WEIGHTED AVERAGE SHARES USED IN COMPUTATION - DILUTED	21,358,411	21,358,411	21,358,411	21,358,411

See the notes to the consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three months ended April 30,		Six months ended April 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)

NET INCOME (LOSS)	$239,251	$(641,334)	$209,723	$(1,067,944)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Cash Flow Hedges:
Unrealized gain (loss) on derivatives designated as cash flow hedges	2,510	3,165	(25,216)	6,059
Other Comprehensive Income (Loss), net of tax	2,510	3,165	(25,216)	6,059
TOTAL COMPREHENSIVE INCOME (LOSS)	$241,761	$(638,169)	$184,507	$(1,061,885)

See the notes to the consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended April 30,
	2016	2015
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$209,723	$(1,067,944)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	1,379,445	1,398,432
Provision for bad debts on accounts receivable	115,926	157,669
Amortization	330,061	368,754
Non cash interest expense on subordinated debt	562,034	-
Gain on disposal of property and equipment	(4,120)	(49,821)
Non cash share-based compensation	(1,580)	1,942
Change in contingent consideration liability	-	(4,764)
Changes in operating assets and liabilities:
Accounts receivable	275,630	(147,481)
Inventories	261,479	(532,493)
Other current assets	44,135	(841,887)
Accounts payable	(305,151)	(776,342)
Accrued expenses	(150,101)	(160,164)
Customer deposits	(36,026)	42,414
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	2,681,455	(1,611,685)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(854,396)	(1,134,834)
Proceeds from sale of property and equipment	16,116	59,474
Cash used for acquisitions	-	(66,196)
NET CASH USED IN INVESTING ACTIVITIES	(838,280)	(1,141,556)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net line of credit borrowings	-	1,779,251
Principal payments on long term debt	(799,998)	(840,948)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(799,998)	938,303

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,043,177	(1,814,938)

CASH AND CASH EQUIVALENTS - beginning of period	3,091,471	1,841,044

CASH AND CASH EQUIVALENTS - end of period	$4,134,648	$26,106

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest	$225,720	$770,874

Cash paid for income taxes	$279,750	$5,750

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Notes payable issued in acquisitions	$-	$7,500

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

2.             GOODWILL AND OTHER INTANGIBLE ASSETS

Major components of other intangible assets consisted of:
	April 30, 2016			October 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Wgt. Avg. Amort. Years	Gross Carrying Amount	Accumulated Amortization	Wgt. Avg. Amort. Years
Amortized Intangible Assets:
Covenants Not to Compete	$2,536,488	$2,411,763	2.20	$2,536,488	$2,382,570	2.54
Customer Lists	10,313,819	8,924,373	2.49	10,313,819	8,639,685	2.95
Other Identifiable Intangibles	608,393	287,391	23.52	608,393	271,211	24.00
Total	$13,458,700	$11,623,527		$13,458,700	$11,293,466

Amortization expense for the three month periods ending April 30, 2016 and 2015 was $170,789 and $184,031, respectively.  Amortization expense for the six month periods ending April 30, 2016 and 2015 was $330,061 and $368,754, respectively.

There were no changes in the carrying amount of goodwill for the three and six month periods ending April 30, 2016 and 2015.

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

At April 30, 2016, there was no balance outstanding on the line of credit and a letter of credit was issued for $1,415,000 to collateralize the Company's liability insurance program as of that date.  Consequently, as of April 30, 2016, there was $3,585,000 available to borrow from the revolving line of credit. There was $10,533,000 outstanding on the term note as of April 30, 2016.

On September 16, 2015, the Company amended its Credit Agreement with Bank of America (as so amended, the "Amendment"), effective as of July 31, 2015.  Under the Amendment, interest is paid at a rate of one-month LIBOR plus a margin based on the achievement of a specified leverage ratio.  As of April 30, 2016, the margin was 3.50% for the term note and 3.25% for the revolving line of credit.  The Company fixed the interest rate on a portion of its term debt by purchasing an interest rate swap as of the date of the Agreement. As of April 30, 2016, the Company had $5,266,669 of the term debt subject to variable interest rates.  The one-month LIBOR was .4352% on the last business day of April 2016 resulting in total variable interest rates of 3.9352% and 3.6852%, for the term note and the revolving line of credit, respectively, as of April 30, 2016.

The Amendment requires the Company to be in compliance with certain financial covenants at the end of each quarter.  The covenants include rolling four quarter EBITDA of $4,000,000 as of April 30, 2016 and minimum liquidity (as defined) of at least $1,000,000.  The Amendment also requires specific EBITDA goals each quarter through the quarter ending October 31, 2016 and minimum liquidity (as defined) of no less than $1,000,000 through January 30, 2017.  As of April 30, 2016, the Company was in compliance with these covenants and the terms of the Amendment.

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

In addition to the senior debt, as of April 30, 2016, the Company has subordinated debt owed to Henry, Peter and John Baker in the aggregate principal amount of $9,832,000 that is due November 20, 2020.  The interest rate on each of these notes is 12% per annum.  On September 16, 2015, the Company amended its Subordinated Notes held by related parties.  Future interest payments on the notes will not be paid but will be added to the principal balance of the Subordinated Notes as of the date the payment is due until the following conditions are met: (1) the ratio of consolidated operating cash flow to consolidated total debt service is not less than 1.2 to 1 and (2) historical consolidated EBITDA of greater than $6,000,000 for two consecutive reference periods.  As of April 30, 2016, $833,000 of accrued interest had been added to the principal balance of the Subordinated Notes.

4. INVENTORIES
Inventories consisted of the following at:
	April 30,	October 31,
	2016	2015
Finished Goods	$2,232,290	$2,453,974
Raw Materials	117,912	157,707
Total Inventories	$2,350,202	$2,611,681

Finished goods inventory consists of products that the Company sells such as, but not limited to, coffee, cups, soft drinks, and snack foods.  Raw material inventory consists primarily of bottle caps.  The amount of raw and bottled water on hand does not represent a material amount of inventory.  The Company estimates that value as of April 30, 2016 and October 31, 2015 to be $53,000 and $65,000, respectively.  This value includes the cost of allocated overhead.  Bottles are accounted for as fixed assets.
5.          ON-BALANCE SHEET DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Derivative Financial Instruments

The Company has stand-alone derivative financial instruments in the form of an interest rate swap agreement, which derives its value from underlying interest rates. This transaction involves both credit and market risk.  The notional amount is an amount on which calculations, payments, and the value of the derivative are based.  The notional amount does not represent direct credit exposure.  Direct credit exposure is limited to the net difference between the calculated amount to be received and paid, if any. Such difference, which represents the fair value of the derivative instrument, is reflected on the Company's consolidated balance sheet as an unrealized gain or loss on derivatives.

The Company is exposed to credit-related losses in the event of nonperformance by the counterparties to these agreements.  The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures, and currently has no reason to believe that any counterparties will fail to fulfill their obligations.

This interest rate swap agreement is considered a cash flow hedge to hedge against the variability of interest rates on outstanding debt.  The net unrealized loss relating to interest rate swaps was recorded in current and long term liabilities with an offset to other comprehensive income for the effective portion of the hedge. At April 30, 2016, these cash flow hedges were deemed 100% effective.  The portion of the net unrealized loss in current liabilities is the amount expected to be reclassified to income within the next twelve months.

The following information pertains to the Company's outstanding interest rate swap at April 30, 2016.  The pay rate is fixed and the receive rate is one month LIBOR.

Instrument Rate	Notional Amount	Pay Rate	Receive Rate
Interest rate swap	$5,266,668	1.25%	.4352%

The table below details the adjustments to other comprehensive income (loss), on a before tax and net-of tax basis, for the fiscal quarters ended April 30, 2016 and 2015.
	Before-Tax	Tax Benefit	Net-of-Tax
Three Months Ended April 30, 2015
Loss on interest rate swap	$(2,169)	$868	$(1,301)
Reclassification adjustment for loss in income	7,444	(2,978)	4,466
Net unrealized gain	$5,274	$(2,110)	$3,165
Three Months Ended April 30, 2016
Loss on interest rate swap	$(3,899)	$1,560	$(2,339)
Reclassification adjustment for loss in income	8,082	(3,233)	4,849
Net unrealized gain	$4,183	$(1,673)	$2,510

The reclassification adjustments of $8,082 and $7,444 represent interest the Company paid in excess of the amount that would have been paid without the interest rate swap agreement during the quarters ended April 30, 2016 and 2015, respectively. These amounts were reclassified from accumulated other comprehensive loss and recorded in the consolidated statements of operations as interest expense.  No other material amounts were reclassified during the quarters ended April 30, 2016 and 2015.

The table below details the adjustments to other comprehensive income (loss), on a before tax and net-of tax basis, for the six months ended April 30, 2016 and 2015.
	Before-Tax	Tax Benefit	Net-of-Tax
Six Months Ended April 30, 2015
Loss on interest rate swap	$(5,464)	$2,186	$(3,278)
Reclassification adjustment for loss in income	15,563	(6,226)	9,337
Net unrealized gain	$10,099	$(4,040)	$6,059
Six Months Ended April 30, 2016
Loss on interest rate swap	$(54,942)	$21,977	$(32,965)
Reclassification adjustment for loss in income	12,915	(5,166)	7,749
Net unrealized loss	$(42,027)	$16,811	$(25,216)

The reclassification adjustments of $12,915 and $15,563 represent interest the Company paid in excess of the amount that would have been paid without the interest rate swap agreement during the six months ended April 30, 2016 and 2015, respectively. These amounts were reclassified from accumulated other comprehensive loss and recorded in the consolidated statements of operations as interest expense.  No other material amounts were reclassified during the quarters ended April 30, 2016 and 2015.
6.             FAIR VALUES OF ASSETS AND LIABILITIES

Fair Value Hierarchy
The Company's assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
Liabilities:
April 30, 2016
Unrealized loss on derivatives	$-	$50,939	$-

October 31, 2015
Unrealized loss on derivatives	$-	$8,912	$-

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

	Three Months Ended April 30,		Six Months Ended April 30,
	2016	2015	2016	2015
Net Income (Loss)	$239,251	$(641,334)	$209,723	$(1,067,944)
Denominator:
Basic Weighted Average Shares Outstanding	21,358,411	21,358,411	21,358,411	21,358,411
Dilutive effect of Stock Options	-	-	-	-
Diluted Weighted Average Shares Outstanding	21,358,411	21,358,411	21,358,411	21,358,411
Basic Income (Loss) Per Share	$.01	$(.03)	$.01	$(.05)
Diluted Income Per (Loss) Share	$.01	$(.03)	$.01	$(.05)

As of April 30, 2016 there were no options outstanding.  As of April 30, 2015 there were 46,250 options outstanding.   For the three and six month periods ended April 30, 2015 there were no options used to calculate the effect of dilution because the Company had a net loss.

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
In April 2014, the Company's stockholders approved the 2014 Stock Incentive Plan.  The plan provided for issuances of awards of up to 500,000 restricted or unrestricted shares of the Company's common stock, or incentive or non-statutory stock options to purchase such common stock. Of the total amount of shares authorized under this plan, no options have been granted and 500,000 shares are available for grant at April 30, 2016.

The options issued under the plans generally vest in periods up to five years based on the continuous service of the recipient and have 10 year contractual terms.  Share awards generally vest over one year.  Option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the plans).
There was one option grant, for a total of 10,000 shares, that was forfeited in the first six months of 2016 and eight option grants, for a total of 201,500 shares that expired in the first six months of 2015.  Other than the forfeitures and expirations, there was no activity related to stock options and outstanding stock option balances during the three and six month periods ended April 30, 2016 and 2015.  The Company did not grant any equity based compensation during the six months ended April 30, 2016 and 2015.

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

In February 2016, the FASB issued ASU 2016-02, "Leases", which is intended to improve financial reporting about leasing transactions.  The ASU requires that leased assts be recognized as assets on the balance sheet and the liabilities for the obligations under the lease also be recognized on the balance sheet.  This ASU requires disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases.  The required disclosures include qualitative and quantitative requirements.  This ASU is effective for fiscal years beginning after December 15, 2019 and interim periods within the fiscal years beginning after December 15, 2020.

In March 2016, the FASB issued accounting guidance in order to simplify certain aspects of the accounting and presentation of share-based payments, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows.  This accounting guidance is effective for fiscal periods beginning after December 15, 2016, and interim periods within those years.  This guidance may be applied either on a prospective basis, retrospective basis or a modified retrospective basis depending on the specific accounting topic covered in the accounting guidance.  Early adoption is permitted. The Company is currently evaluating the impact of adopting this accounting guidance in the first quarter of 2018.

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

                                                                                     Forward-Looking Statements

The "Management's Discussion and Analysis" (MD&A) portion of this Form 10-Q contains forward-looking statements, including statements about these topics:

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

Results of Operations

Overview and Trends

Our strategy of improving both operating income and profit margin percentages by avoiding "commodity pricing," providing value-added service, and working to operate a leaner, more efficient business continues to show encouraging results with meaningful improvement.
The first six months of 2016 were marked by a significant increase in gross margin percentage, which improved to 48.2% from 44.3% in the corresponding period of 2015.  Results were also positively affected by sharp decreases in selling, general and administrative expenses (lower by $2,286,000, or 14%) and total operating expenses (lower by $2,425,000, or 14%) when the corresponding six-month periods are compared.
The effect of these changes was a $2,096,000 improvement in operating income, despite a 10% reduction in sales in the first half of 2016 compared to the corresponding half of 2015.  We also improved net income by $1,278,000, to $210,000 in the first six months of 2016.
The decline in sales and the improvement in margin percentages reflected a decision to emphasize the service aspect of our business to a greater extent, with less emphasis on meeting the lowest prices offered by our competitors.  The sales decrease was in all major product lines except water.  Notably, despite a decrease in revenues of $3,584,000 in the first half of 2016 compared to the first half of 2015, our dollar gross profit declined by just $328,000.  The 2016 sales mix attributable to the decrease in all product sales, except water, resulted in a much improved gross profit as a percentage of sales.
Operating a leaner, more efficient business with lower operating costs more than offset the effects of slightly lower margin dollars, resulting in positive operating income and net income for the first half of 2016 compared to an operating loss and a net loss for the same period of 2015.
Results of Operations for the Three Months Ended April 30, 2016 (Second Quarter) Compared to the Three Months Ended April 30, 2015

Sales

Sales for the three months ended April 30, 2016 were $16,711,000 compared to $18,729,000 for the corresponding period in 2015, a decrease of $2,018,000 or 11%.  Other than water and other revenues, all sales categories declined.  The most notable decline was that of office products.

The comparative breakdown of sales of the product lines for the respective three-month periods ended April 30, 2016 and 2015 is as follows:

Product Line (000's $)	2016	2015	Difference	% Diff.
Water	$6,905	$6,647	$258	4%
Coffee	2,993	3,558	(565)	(16%)
Refreshment	2,507	2,794	(287)	(10%)
Equipment Rental	1,744	1,870	(126)	(7%)
Office Products	2,053	3,370	(1,317)	(39%)
Other	509	490	19	4%
Total	$16,711	$18,729	$(2,018)	(11%)

Water – Sales of water increased 4% for the second quarter 2016 as compared to the same period of 2015.  The increase is attributable to an average price increase of just under 2% and a volume increase of 2%.

Coffee – The decrease in sales was attributable to a decline in our traditional higher volume lines, bulk and K-cup, while Cool Beans® pods increased 6%.  Bulk products sales continued to be negatively influenced by the single serve lines and K-cup sales declined as a result of ongoing commoditization. The increase in pod sales is a result of conversion of the other lines as well as new sales but the volume of the product, to date, has not approached that of the other coffee products.

Refreshment – Complementary coffee products, single serve drinks, cups, and vending sales all declined while small packaged water sales, such as ½ liter cases of water, increased 9%.

Equipment Rental – The decrease in sales was a result of a 3% decrease in price and 4% decrease in number of rental units in the field.  During the past twelve months the Company has lost units mostly due to the loss of competitive bids.

Office Products – The decrease in sales was a result of implemented price increases on items previously sold at cost or near cost.

Other – The increase is attributable to an increase in late payment finance charges partially offset by a decrease in the fees that are charged to offset energy costs for delivery and freight, raw materials, and bottling operations.

Gross Profit/Cost of Goods Sold – Despite a decrease in sales for the three months ended April 30, 2016, gross profit increased to $8,229,000 from $8,112,000 for the comparable period in 2015.  As a percentage of sales, gross margin was 49% compared to 43% for the same period a year ago. The increase in gross profit of $117,000 was primarily due to lower sales of lower margin items combined with an increase in water sales.  The increase in water volume combined with lower fuel costs for the transportation of water also led to greater cost efficiencies in production.  For the comparable three month periods, water accounted for 41% and 36% of total sales in 2016 and 2015, respectively.

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

Operating Expenses and Income from Operations

Total operating expenses decreased to $7,436,000 in the second quarter of 2016 from $8,763,000 in the comparable period in 2015, a decrease of $1,327,000, or 15%.

Selling, general and administrative (SG&A) expenses of $7,150,000 in the second quarter of 2016 decreased $1,285,000, or 15%, from $8,435,000 in the comparable period in 2015.  Of total SG&A expenses, route distribution costs decreased $421,000, or 11%, as a result of lower labor, truck operating and fuel costs; combined selling and marketing costs decreased $505,000, or 36%, as a result of reduced staffing; and administration costs decreased $359,000, or 11%, as a result of lower labor and insurance costs and reduced professional fees.

Advertising expenses were $115,000 in the second quarter of 2016 compared to $143,000 in the second quarter of 2015, a decrease of $28,000, or 19%. The decrease in advertising costs is primarily related to a decrease in outsourced services and more reliance on social media.

Amortization decreased to $171,000 in the second quarter of 2016 from $184,000 in the comparable quarter in 2015, a decline of $13,000, or 7%.  Amortization is attributable to intangible assets that were acquired as part of acquisitions. The lower amortization in 2016 is attributable to some intangible assets becoming fully amortized during 2015.  In addition, we had a gain of $1,000, from the sale of assets in the second quarter of 2016, we recognized no gains on similar sales in the second quarter of 2015. We routinely sell assets used in the normal course of business as they are replaced with newer assets.

The income from operations for the three months ended April 30, 2016 was $793,000 compared to a loss from operations of $651,000 in the comparable period in 2015, an improvement of $1,444,000.  The improvement was the result of a higher gross profit due to a change in product mix and lower operating expenses.

Interest, Taxes, and Other Expenses

Interest expense was $406,000 for the three months ended April 30, 2016 compared to $384,000 in the three months ended April 30, 2015, an increase of $22,000.  The increase is attributable to higher debt and a higher weighted average of interest rates.
The income before income taxes was $387,000 for the three months ended April 30, 2016 compared to a loss before income taxes of $1,034,000 in the corresponding period in 2015, an improvement of $1,421,000. The tax expense for the second quarter of 2016 was $148,000 compared to a tax benefit of $393,000 in 2015.  The expected effective tax rates used was the same in both 2016 and 2015.

Net Income (Loss)
The net income for the three months ended April 30, 2016 was $239,000 compared to a net loss of $641,000 in the corresponding period in 2015.  The improvement is attributable to a higher gross profit and reduced operating expenses despite lower sales the second quarter of 2016 as compared to the same period in fiscal year 2015.

Results of Operations for the Six Months Ended April 30, 2016 (First Half) Compared to the Six Months Ended April 30, 2015

Sales

Sales for the six months ended April 30, 2016 were $32,842,000 compared to $36,427,000 for the corresponding period in 2015, a decrease of $3,585,000 or 10%.  Other than water revenues, all sales categories declined.  The most notable decline was that of office products.

The comparative breakdown of sales of the product lines for the respective six-month periods ended April 30, 2016 and 2015 is as follows:

Product Line (000's $)	2016	2015	Difference	% Diff.
Water	$13,053	$12,783	$270	2%
Coffee	5,913	6,982	(1,069)	(15%)
Refreshment	4,876	5,447	(571)	(10%)
Equipment Rental	3,535	3,809	(274)	(7%)
Office Products	4,533	6,336	(1,803)	(28%)
Other	932	1,070	(138)	(13%)
Total	$32,842	$36,427	$(3,585)	(10%)

Water – Sales of water increased 2% for the first half 2016 as compared to the same period of 2015.  The increase is attributable to an average price increase of 1% and a volume increase of 1%.

Coffee – The decrease in sales was attributable to a decline in our traditional higher volume lines, bulk and K-cup, while Cool Beans® pods increased 8%.  Bulk products sales continued to be negatively influenced by the single serve lines and K-cup sales declined as a result of ongoing commoditization. The increase in pod sales is a result of conversion of the other lines as well as new sales but the volume of the product, to date, has not approached that of the other coffee products.

Refreshment – Complementary coffee products, single serve drinks, cups, and vending sales all declined while sales of small packaged water, such as ½ liter cases of water, increased 5%.

Equipment Rental – The decrease in sales was a result of a 3% decrease in price and 4% decrease in number of rental units in the field.  During the past twelve months the Company has lost units mostly due to the loss of incumbent competitive bids.

Office Products – The decrease in sales was a result of implemented price increases on items previously sold at cost or near cost.

Other – The decrease is the result of a decrease in the fees that are charged to offset energy costs for delivery and freight, raw materials, and bottling operation as well as other miscellaneous revenue streams partially offset by an increase in late payment finance charges.

Gross Profit/Cost of Goods Sold – The decrease in sales for the six months ended April 30, 2016 resulted in a gross profit decrease of $329,000 to $15,818,000 from $16,147,000 for the comparable period in 2015.  As a percentage of sales, gross margin was 48% compared to 44% for the same period a year ago. Due to a changing sales mix with a reduction of lower margin sales items, the gross margin percentage increased in 2016 as compared to 2015.

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

Operating Expenses and Income from Operations

Total operating expenses decreased to $14,676,000 in the first half of 2016 from $17,101,000 in the comparable period in 2015, a decrease of $2,425,000, or 14%.

Selling, general and administrative (SG&A) expenses of $14,099,000 in the first half of 2016 decreased $2,286,000, or 14%, from $16,385,000 in the comparable period in 2015.  Of total SG&A expenses, route distribution costs decreased $574,000, or 8%, as a result of lower labor, truck operating and fuel costs; combined selling and marketing costs decreased $1,023,000, or 37%, as a result of reduced staffing; and administration costs decreased $689,000, or 11%, as a result of lower labor and insurance costs and reduced professional fees.

Advertising expenses were $251,000 in the first half of 2016 compared to $397,000 in the first half of 2015, a decrease of $146,000, or 37%. The decrease in advertising costs is primarily related to a decrease in outsourced services and more reliance on social media.

Amortization decreased to $330,000 in the first half of 2016 from $369,000 in the comparable quarter in 2015, a decline of $39,000, or 11%.  Amortization is attributable to intangible assets that were acquired as part of acquisitions. The lower amortization in 2016 is attributable to some intangible assets becoming fully amortized during 2015.  In addition, we had a gain of $4,000, from the sale of assets in the first half of 2016 compared to a gain of $50,000 on asset sales in the first half of 2015. We routinely sell assets used in the normal course of business as they are replaced with newer assets.

The income from operations for the six months ended April 30, 2016 was $1,142,000 compared to a loss from operations of $954,000 in the comparable period in 2015, an improvement of $2,096,000.  The improvement was the result of lower operating expenses partially offset by a lower gross profit attributable to lower sales.

Interest, Taxes, and Other Expenses

Interest expense was $804,000 for the six months ended April 30, 2016 compared to $768,000 in the six months ended April 30, 2015, an increase of $36,000.  The increase is attributable to higher debt and a higher weighted average of interest rates.
The income before income taxes was $338,000 for the six months ended April 30, 2016 compared to a loss before income taxes of $1,722,000 in the corresponding period in 2015, an improvement of $2,060,000. The tax expense for the first six months of 2016 was $129,000 compared to a tax benefit of $655,000 in 2015.  The expected effective tax rates used was the same in both 2016 and 2015.

Net Income (Loss)

The net income for the six months ended April 30, 2016 was $210,000 compared to a net loss of $1,068,000 in the corresponding period in 2015.  The improvement is attributable to reduced operating expenses partially offset by slightly lower gross profit on significantly lower sales the first half of 2016 as compared to the same period in fiscal year 2015.

Liquidity and Capital Resources

As of April 30, 2016, we had working capital of $9,152,000 compared to $8,351,000 as of October 31, 2015, an increase of $801,000.  The most significant change in working capital was due to the increase in cash of $1,043,000 during the six month period ending April 30, 2016.  The more profitable operations and the deferral of cash subordinated interest payments were significant contributors to the increase in cash.   Also during the six month period, we used $854,000 for capital expenditures and $800,000 for repayment of senior debt.

Our Credit Agreement with Bank of America (the "Bank") provides a senior financing facility consisting of term debt and a revolving line of credit.  As of April 30, 2016 we had $10,533,000 outstanding on our term loan.  We have no funds borrowed from our line of credit with the Bank.  We have a letter of credit of $1,415,000 secured by our line of credit resulting in $3,585,000 available to borrow on the line of credit as of April 30, 2016.

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

On September 16, 2015, the Company amended its Credit Agreement with Bank of America (as so amended, the "Amendment"), effective as of July 31, 2015.  Under the Amendment, interest is paid at a rate of one-month LIBOR plus a margin based on the achievement of a specified leverage ratio.  As of April 30, 2016, the margin was 3.50% for the term note and 3.25% for the revolving line of credit.  The Company fixed the interest rate on a portion of its term debt by purchasing an interest rate swap as of the date of the Agreement. As of April 30, 2016, the Company had $5,266,669 of the term debt subject to variable interest rates.  The one-month LIBOR was .4352% on the last business day of April 2016 resulting in total variable interest rates of 3.9352% and 3.6852%, for the term note and the revolving line of credit, respectively, as of April 30, 2016.

The following information pertains to the Company's outstanding interest rate swap at April 30, 2016.  The pay rate is fixed and the receive rate is one month LIBOR.

Instrument Rate	Notional Amount	Pay Rate	Receive Rate
Interest rate swap	$5,266,668	1.25%	.4352%

The Amendment requires the Company to be in compliance with certain financial covenants at the end of each quarter.  The covenants include rolling four quarter EBITDA of $4,000,000 as of April 30, 2016 and minimum liquidity (as defined) of at least $1,000,000.  The Amendment also requires specific EBITDA goals each quarter through the quarter ending October 31, 2016 and minimum liquidity (as defined) of no less than $1,000,000 through January 30, 2017.  As of April 30, 2016, the Company was in compliance with these covenants and the terms of the Amendment.
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

In addition to the senior debt, as of April 30, 2016, the Company has subordinated debt owed to Henry, Peter and John Baker in the aggregate principal amount of $9,832,000 that is due November 20, 2020.  The interest rate on each of these notes is 12% per annum.  On September 16, 2015, the Company amended its Subordinated Notes held by related parties.  Future interest payments on the notes will not be paid but will be added to the principal balance of the Subordinated Notes as of the date the payment is due until the following conditions are met: (1) the ratio of consolidated operating cash flow to consolidated total debt service of not less than 1.2 to 1 and (2) historical consolidated EBITDA of greater than $6,000,000 for two consecutive reference periods.  As of April 30, 2016, $833,000 of accrued interest had been added to the principal balance of the Subordinated Notes.

In addition to our senior and subordinated debt commitments, we have significant future cash commitments, primarily in the form of operating leases that are not reported on the consolidated balance sheet. The following table sets forth our contractual commitments in the remainder of the current year and future fiscal years as of April 30, 2016:

	Payment due by Period
Contractual Obligations (2)	Total	Remainder of 2016	2017-2018	2019-2020	After 2020
Debt	$20,365,000	$800,000	$3,200,000	$6,533,000	$9,832,000
Interest on Debt (1)	6,590,000	810,000	3,065,000	2,715,000	-
Operating Leases	6,998,000	1,484,000	3,516,000	1,766,000	232,000
Total	$33,953,000	$3,094,000	$9,781,000	$11,014,000	$10,064,000

(1)	Interest based on 50% of outstanding senior debt at the hedged interest rate discussed above, 50% of outstanding senior debt at a variable rate of 3.93%, line of credit at a rate of 3.68%, and subordinated debt at a rate of 12%.
(2)	Customer deposits have been excluded from the table. Deposit balances vary from period to period with water sales but future increases and decreases in the balances are not accurately predictable. Deposits are excluded because, net of periodic additions and reductions, it is probable that a customer deposit balance will always be outstanding as long as the business operates.
We have no other material contractual obligations or commitments.

Item 3.  Quantitative and Qualitative Disclosures about Market Risks.

Pursuant to Regulation S-K, Item 305(e), smaller reporting companies are not required to provide this information.

Item 4.  Controls and Procedures.

Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were adequate and effective to provide reasonable assurance that information required to be disclosed by us, including our consolidated subsidiary, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive and Chief Financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting.
No change in our internal control over financial reporting occurred during the six month period ended April 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.                                                 Legal Proceedings.

None.

Item 1A.                                              Risk Factors.
There was no change in the six months ended April 30, 2016 from the Risk Factors reported in our Annual Report on Form 10-K for the year ended October 31, 2015.

Item 2.                                                 Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit
Number Description

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit B to Appendix A to our registration statement on Form S-4, File No. 333-45226, filed with the SEC on September 6, 2000)

3.2	Certificate of Amendment of Certificate of Incorporation (Incorporated by reference to Exhibit 4.2 of our current report on Form 8-K, filed with the SEC on October 19, 2000)

3.3	Certificate of Ownership and Merger of Crystal Rock Holdings, Inc. with and into Vermont Pure Holdings, Ltd. (Incorporated by reference to Exhibit 3.1 to our current report on Form 8-K, filed with the SEC on May 6, 2010)

3.4	By-laws, as amended (Incorporated by reference to Exhibit 3.2 to our report on Form 8-K, filed with the SEC on April 2, 2010)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files regarding (a) our Consolidated Balance Sheets as of April 30, 2016 and October 31, 2015, (b) our Consolidated Statements of Operations for the Three and Six Months Ended April 30, 2016 and 2015, (c) our Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended April 30, 2016 and 2015, (d) our Consolidated Statements of Cash Flows for the Six Months Ended April 30, 2016 and 2015, and (e) the Notes to such Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 13, 2016

CRYSTAL ROCK HOLDINGS, INC.

By: /s/ David Jurasek
       David Jurasek
       Chief Financial Officer/Treasurer
       (Principal Accounting Officer and Principal Financial Officer)

Exhibits Filed Herewith

Exhibit
Number                  Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files regarding (a) our Consolidated Balance Sheets as of April 30, 2016 and October 31, 2015, (b) our Consolidated Statements of Operations for the Three and Six Months Ended April 30, 2016 and 2015, (c) our Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended April 30, 2016 and 2015, (d) our Consolidated Statements of Cash Flows for the Six Months Ended April 30, 2016 and 2015, and (e) the Notes to such Consolidated Financial Statements.