Form 10-Q
period 2016-07-31
Crystal Rock Holdings, Inc.
filed 2016-09-14
CIK 1123316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

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

Yes ___ No    X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding at
Class	September 12, 2016
Common Stock, $.001 Par Value	21,358,411

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

Table of Contents

Page

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Consolidated Balance Sheets as of July 31, 2016 and October 31, 2015	3

	Consolidated Statements of Operations for the Three and Nine Months Ended July 31, 2016 and 2015	4

	Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended July 31, 2016 and 2015	5

	Consolidated Statements of Cash Flows for the Nine Months Ended July 31, 2016 and 2015	6

	Notes to Consolidated Financial Statements	7-15

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	16-24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	24

Item 4.	Controls and Procedures.	25

 PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	26

Item 1A.	Risk Factors.	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	26

Item 3.	Defaults Upon Senior Securities.	26

Item 4.	Mine Safety Disclosures.	26

Item 5.	Other Information.	26

Item 6.	Exhibits.	26-27

SIGNATURE		28

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	July 31,	October 31,
	2016	2015
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,384,273	$3,091,471
Accounts receivable, trade - net of reserve of $269,093 and $306,140 for 2016 and 2015, respectively	8,922,932	9,215,042
Inventories	2,502,113	2,611,681
Current portion of deferred tax asset	461,550	461,550
Other current assets	836,806	888,957

TOTAL CURRENT ASSETS	18,107,674	16,268,701

PROPERTY AND EQUIPMENT - net	6,484,179	6,869,986

OTHER ASSETS:
Goodwill	12,156,790	12,156,790
Other intangible assets - net	1,664,434	2,165,234
Deferred tax asset	145,110	145,110
Other assets	39,000	39,000

TOTAL OTHER ASSETS	14,005,334	14,506,134

TOTAL ASSETS	$38,597,187	$37,644,821

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long term debt	$1,599,996	$1,599,996
Current portion of subordinated debt	1,124,982	-
Accounts payable	2,716,363	3,149,964
Accrued expenses	3,162,786	2,490,752
Current portion of customer deposits	687,973	668,472
Current portion of unrealized loss on derivatives	31,940	8,912
TOTAL CURRENT LIABILITIES	9,324,040	7,918,096

Long term debt, less current portion	8,533,342	9,733,339
Deferred tax liability	4,150,506	4,150,506
Subordinated debt, less current portion	9,000,000	9,270,000
Customer deposits, less current portion	2,688,729	2,602,891
Long term portion of unrealized loss on derivatives	17,845	-

TOTAL LIABILITIES	33,714,462	33,674,832

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock - $.001 par value, 50,000,000 authorized shares, 21,960,229 issued and 21,358,411 outstanding shares as of July 31, 2016 and October 31, 2015	21,960	21,960
Additional paid in capital	58,462,496	58,464,076
Treasury stock, at cost, 601,818 shares as of July 31, 2016 and October 31, 2015	(900,360)	(900,360)
Accumulated deficit	(52,671,499)	(53,610,339)
Accumulated other comprehensive loss	(29,872)	(5,348)
TOTAL STOCKHOLDERS' EQUITY	4,882,725	3,969,989

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$38,597,187	$37,644,821
See the notes to the consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended July 31,		Nine months ended July 31,
	2016	2015	2016	2015
	(unaudited)		(unaudited)

NET SALES	$16,394,476	$19,327,381	$49,236,852	$55,754,042

COST OF GOODS SOLD	7,560,207	10,710,465	24,584,269	30,990,601

GROSS PROFIT	8,834,269	8,616,916	24,652,583	24,763,441

OPERATING EXPENSES:
Selling, general and administrative expenses	6,933,393	7,771,306	21,032,489	24,156,224
Advertising expenses	137,247	124,164	388,708	521,435
Amortization	170,739	187,848	500,800	556,602
Gain on disposal of property and equipment	-	(1,444)	(4,120)	(51,265)

TOTAL OPERATING EXPENSES	7,241,379	8,081,874	21,917,877	25,182,996

INCOME (LOSS) FROM OPERATIONS	1,592,890	535,042	2,734,706	(419,555)

OTHER EXPENSE:
Interest expense	416,895	452,430	1,220,448	1,220,323

INCOME (LOSS) BEFORE INCOME TAXES	1,175,995	82,612	1,514,258	(1,639,878)

INCOME TAX EXPENSE (BENEFIT)	446,878	335,546	575,418	(319,000)

NET INCOME (LOSS)	$729,117	$(252,934)	$938,840	$(1,320,878)

NET INCOME (LOSS) PER SHARE - BASIC	$0.03	$(0.01)	$0.04	$(0.06)

NET INCOME (LOSS) PER SHARE - DILUTED	$0.03	$(0.01)	$0.04	$(0.06)

WEIGHTED AVERAGE SHARES USED IN COMPUTATION - BASIC	21,358,411	21,358,411	21,358,411	21,358,411
WEIGHTED AVERAGE SHARES USED IN COMPUTATION - DILUTED	21,358,411	21,358,411	21,358,411	21,358,411

See the notes to the consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three months ended July 31,		Nine months ended July 31,
	2016	2015	2016	2015
	(unaudited)		(unaudited)

NET INCOME (LOSS)	$729,117	$(252,934)	$938,840	$(1,320,878)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Cash Flow Hedges:
Unrealized gain (loss) on derivatives designated as cash flow hedges, net of tax	692	3,212	(24,524)	9,271
Other Comprehensive Income (Loss), net of tax	692	3,212	(24,524)	9,271
TOTAL COMPREHENSIVE INCOME (LOSS)	$729,809	$(249,722)	$914,316	$(1,311,607)

See the notes to the consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended July 31,
	2016	2015
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$938,840	$(1,320,878)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	1,985,337	2,037,431
Provision for bad debts on accounts receivable	193,302	215,752
Amortization	500,800	556,602
Non cash interest expense on subordinated debt	854,982	-
Gain on disposal of property and equipment	(4,120)	(51,265)
Non cash share-based compensation	(1,580)	2,913
Change in contingent consideration liability	-	(4,764)
Changes in operating assets and liabilities:
Accounts receivable	98,808	(587,909)
Inventories	109,568	(248,769)
Other current assets	68,500	(441,849)
Accounts payable	(433,601)	(630,968)
Accrued expenses	672,034	(251,964)
Customer deposits	105,339	125,602
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	5,088,209	(600,066)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,611,526)	(2,009,583)
Proceeds from sale of property and equipment	16,116	60,918
Cash used for acquisitions	-	(66,196)
NET CASH USED IN INVESTING ACTIVITIES	(1,595,410)	(2,014,861)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net line of credit repayments	-	(500,000)
Proceeds from long term debt	-	4,404,752
Principal payments on long term debt	(1,199,997)	(2,246,066)
Payments of debt issuance costs	-	(60,082)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(1,199,997)	1,598,604

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,292,802	(1,016,323)

CASH AND CASH EQUIVALENTS - beginning of period	3,091,471	1,841,044

CASH AND CASH EQUIVALENTS - end of period	$5,384,273	$824,721

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest	$339,933	$1,173,355

Cash received for income taxes	$(54,068)	$(159,261)

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Notes payable issued in acquisitions	$-	$7,500

See the notes to the consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position, results of operations, and cash flows for the periods presented.  The results have been determined on the basis of generally accepted accounting principles and practices of the United States of America (“GAAP”), applied consistently with the Annual Report on Form 10-K of Crystal Rock Holdings, Inc. (the “Company”) for the year ended October 31, 2015.

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

2. GOODWILL AND OTHER INTANGIBLE ASSETS

Major components of intangible assets consisted of:

	July 31, 2016			October 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Wgt. Avg. Amort. Years	Gross Carrying Amount	Accumulated Amortization	Wgt. Avg. Amort. Years
Amortized Intangible Assets:
Covenants Not to Compete	$2,536,488	$2,427,625	1.99	$2,536,488	$2,382,570	2.54
Customer Lists	10,313,819	9,071,160	2.26	10,313,819	8,639,685	2.95
Other Identifiable Intangibles	608,393	295,481	23.28	608,393	271,211	24.00
Total	$13,458,700	$11,794,266		$13,458,700	$11,293,466

Amortization expense for the three month periods ending July 31, 2016 and 2015 was $170,739 and $187,848, respectively.  Amortization expense for the nine month periods ending July 31, 2016 and 2015 was $500,800 and $556,602, respectively.  There were no changes in the carrying amount of goodwill for the three and nine month periods ending July 31, 2016 and 2015.

3. DEBT

On May 20, 2015 the Company amended its Credit Agreement (the “Agreement”) with Bank of America to provide a senior financing facility consisting of term debt and a revolving line of credit.  Under the Agreement, the Company became obligated on $12,000,000 of debt in the form of a term note to refinance the previous senior term debt and to fund repayment of a portion of its outstanding subordinated debt. Additionally, the Agreement includes a $5,000,000 revolving line of credit that can be used for the purchase of fixed assets, to fund acquisitions, to collateralize letters of credit, and for operating capital.

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

At July 31, 2016, there was no balance outstanding on the line of credit and a letter of credit issued for $1,415,000 to collateralize the Company’s liability insurance program as of that date.  Consequently, as of July 31, 2016, there was $3,585,000 available to borrow from the revolving line of credit. There was $10,133,000 outstanding on the term note as of July 31, 2016.

On September 16, 2015, the Company amended its Credit Agreement with Bank of America (as so amended, the “Amendment”), effective as of July 31, 2015.  Under the Amendment, interest is paid at a rate of one-month LIBOR plus a margin based on the achievement of a specified leverage ratio.  As of July 31, 2016, the margin was 3.50% for the term note and 3.25% for the revolving line of credit.  The Company fixed the interest rate on a portion of its term debt by purchasing an interest rate swap as of the date of the Agreement. As of July 31, 2016, the Company had $5,066,670 of the term debt subject to variable interest rates.  The one-month LIBOR was .50% on the last business day of July 2016 resulting in total variable interest rates of 4.00% and 3.75%, for the term note and the revolving line of credit, respectively, as of July 31, 2016.

The Amendment requires the Company to be in compliance with certain financial covenants at the end of each quarter.  The covenants include rolling four quarter EBITDA (as defined) of $4,150,000 as of July 31, 2016 and minimum liquidity (as defined) of at least $1,000,000.  The Amendment also requires specific EBITDA goals each quarter through the quarter ending October 31, 2016 and minimum liquidity (as defined) of no less than $1,000,000 through January 30, 2017.  As of July 31, 2016, the Company was in compliance with these covenants and the terms of the Amendment.
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

In addition to the senior debt, as of July 31, 2016, the Company has subordinated debt owed to Henry, Peter and John Baker in the aggregate principal amount of $10,125,000 (including accrued interest described below) that is due November 20, 2020.  The interest rate on each of these notes is 12% per annum.  On September 16, 2015, the Company amended its Subordinated Notes held by related parties.  Future interest payments on the notes will not be paid but will be added to the principal balance of the Subordinated Notes as of the date the payment is due until the following conditions are met; (1) consolidated operating cash flow to consolidated total debt service of not less than 1.2 to 1 and (2) historical consolidated EBITDA of greater than $6,000,000 for two consecutive reference periods.  As of July 31, 2016, $1,125,000 of accrued interest has been added to the principal balance of the Subordinated Notes and is included as a current liability.

On September 12, 2016, the Company entered into the Second Amendment Agreement with Bank of America (as so amended, the “Second Amendment”).  See Note 11, “Subsequent Event.”

4. INVENTORIES
Inventories consisted of the following at:
	July 31,	October 31,
	2016	2015
Finished Goods	$2,345,655	$2,453,974
Raw Materials	156,458	157,707
Total Inventories	$2,502,113	$2,611,681

Finished goods inventory consists of products that the Company sells such as, but not limited to, coffee, cups, soft drinks, and snack foods.  Raw material inventory consists primarily of bottle caps.  The amount of raw and bottled water on hand does not represent a material amount of inventory.  The Company estimates that value as of July 31, 2016 and October 31, 2015 to be $51,000 and $65,000, respectively.  This value includes the cost of allocated overhead.  Bottles are accounted for as fixed assets.
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

This interest rate swap agreement is considered a cash flow hedge to hedge against the variability of interest rates on outstanding debt.  The net unrealized loss relating to interest rate swaps was recorded in current and long term liabilities with an offset to other comprehensive income for the effective portion of the hedge. At July 31, 2016, these cash flow hedges were deemed 100% effective.  The portion of the net unrealized loss in current liabilities is the amount expected to be reclassified to income within the next twelve months.

The following information pertains to the Company's outstanding interest rate swap at July 31, 2016.  The pay rate is fixed and the receive rate is one month LIBOR.

Instrument	Notional Amount	Pay Rate	Receive Rate
Interest rate swap	$5,066,668	1.25%	.50%

The table below details the adjustments to other comprehensive income (loss), on a before tax and net-of tax basis, for the fiscal quarters ended July 31, 2016 and 2015.

	Before-Tax	Tax Benefit	Net-of-Tax
Three Months Ended July 31, 2015
Loss on interest rate swap	$(1,718)	$687	$(1,031)
Reclassification adjustment for loss in income	7,071	(2,828)	4,243
Net unrealized gain	$5,353	$(2,141)	$3,212
Three Months Ended July 31, 2016
Loss on interest rate swap	$(9,519)	$3,807	$(5,712)
Reclassification adjustment for loss in income	10,673	(4,269)	6,404
Net unrealized gain	$1,154	$(462)	$692

The reclassification adjustments of $10,673 and $7,071 represent interest the Company paid in excess of the amount that would have been paid without the interest rate swap agreement during the quarters ended July 31, 2016 and 2015, respectively. These amounts were reclassified from accumulated other comprehensive loss and recorded in consolidated statements of operations as interest expense.  No other material amounts were reclassified during the quarters ended July 31, 2016 and 2015.

The table below details the adjustments to other comprehensive income (loss), on a before tax and net-of tax basis, for the nine months ended July 31, 2016 and 2015.

	Before-Tax	Tax Benefit	Net-of-Tax
Nine Months Ended July 31, 2015
Loss on interest rate swap	$(7,182)	$2,873	$(4,309)
Reclassification adjustment for loss in income	22,634	(9,054)	13,580
Net unrealized gain	$15,452	$(6,181)	$9,271
Nine Months Ended July 31, 2016
Loss on interest rate swap	$(64,461)	$25,784	$(38,677)
Reclassification adjustment for loss in income	23,588	(9,435)	14,153
Net unrealized loss	$(40,873)	$16,349	$(24,524)

The reclassification adjustments of $23,588 and $22,634 represent interest the Company paid in excess of the amount that would have been paid without the interest rate swap agreement during the nine months ended July 31, 2016 and 2015, respectively. These amounts were reclassified from accumulated other comprehensive loss and recorded in consolidated statements of operations as interest expense.  No other material amounts were reclassified during the nine months ended July 31, 2016 and 2015.
6. FAIR VALUES OF ASSETS AND LIABILITIES

Fair Value Hierarchy

The Company’s assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
Liabilities:
July 31, 2016
Unrealized loss on derivatives	$-	$49,785	$-

October 31, 2015
Unrealized loss on derivatives	$-	$8,912	$-

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

	Three Months Ended July 31,		Nine Months Ended July 31,
	2016	2015	2016	2015
Net Income (Loss)	$729,117	$(252,934)	$938,840	$(1,320,878)
Denominator:
Basic Weighted Average Shares Outstanding	21,358,411	21,358,411	21,358,411	21,358,411
Dilutive effect of Stock Options	-	-	-	-
Diluted Weighted Average Shares Outstanding	21,358,411	21,358,411	21,358,411	21,358,411
Basic Income (Loss) Per Share	$.03	$(.01)	$.04	$(.06)
Diluted Income Per (Loss) Share	$.03	$(.01)	$.04	$(.06)

As of July 31, 2016 there were no options outstanding.  As of July 31, 2015 there were 46,250 options outstanding.   For the three and nine month periods ended July 31, 2015 there were no options used to calculate the effect of dilution because the Company had a net loss.

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
In April 2014, the Company’s stockholders approved the 2014 Stock Incentive Plan.  The plan provided for issuances of awards of up to 500,000 restricted or unrestricted shares of the Company’s common stock, or incentive or non-statutory stock options to purchase such common stock. Of the total amount of shares authorized under this plan, no options have been granted and 500,000 shares are available for grant at July 31, 2016.

The options issued under the plans generally vest in periods up to five years based on the continuous service of the recipient and have 10 year contractual terms.  Share awards generally vest over one year.  Option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the plans).
There was one option grant, for a total of 10,000 shares, that were forfeited in the first nine months of 2016 and eight option grants, for a total of 201,500 shares that expired in the first nine months of 2015.  Other than the forfeitures and expirations, there was no activity related to stock options and outstanding stock option balances during the three and nine month periods ended July 31, 2016 and 2015.  The Company did not grant any equity based compensation during the nine months ended July 31, 2016 and 2015.

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

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position.  The adoption of this guidance by the Company is not expected to have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases”, which is intended to improve financial reporting about leasing transactions.  The ASU requires that leased assets be recognized as assets on the balance sheet and the liabilities for the obligations under the lease also be recognized on the balance sheet.  This ASU requires disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases.  The required disclosures include qualitative and quantitative requirements.  This ASU is effective for fiscal years beginning after December 15, 2019 and interim periods within the fiscal years beginning after December 15, 2020.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), which addresses eight specific cash flow issues and is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The adoption of this guidance is not expected to have a material impact on its consolidated financial statements.

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

11.	SUBSEQUENT EVENT

Effective September 12, 2016, the Company amended its Credit Agreement with the Bank of America.  The Second Amendment requires the Company to be in compliance with certain financial covenants as follows: (i) a maximum annual limit for capital expenditures of $4,000,000 each fiscal year, (ii) consolidated adjusted operating cash flows to consolidated total debt service ratio, as defined, to be no less than 1.5 to 1 for any reference period ending on or after October 31, 2016 and (iii) senior funded debt to consolidated adjusted EBITDA, as defined, to be no greater than 2.5 to 1 as of the end of any fiscal quarter ending on or after October 31, 2016.

Under the Amendment, interest is paid at a rate of one-month LIBOR plus a margin based on the achievement of a specified leverage ratio.  As of September 12, 2016, the margin was 2.50% for the term note and 2.25% for the revolving line of credit.

The Amendment also allows payments of interest on Subordinated Notes.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto as filed in our Annual Report on Form 10-K for the year ended October 31, 2015 as well as the consolidated financial statements and notes contained herein.

Forward-Looking Statements

The “Management’s Discussion and Analysis” (MD&A) portion of this Form 10-Q contains forward-looking statements, including statements about these topics:

(1)	the outstanding debt levels may adversely impact the business profitability and ability to finance future expansion,
(2)	the cost pressures related to commodities affecting our business, and
(3)	the potential adverse effect of weather on our sales and costs.

The following factors could strain liquidity and working capital availability in MD&A about topic (1):  We incorporate by reference into this paragraph the full Risk Factor on page 17 of our 2015 Form 10-K beginning “Our Company is significantly leveraged”.

The following factors could cause actual results to differ materially from statements in MD&A about topic (2):  We incorporate by reference into this paragraph the full Risk Factor on page 18 of our 2015 Form 10-K beginning “Fluctuations in the cost of essential raw materials and commodities”.

The following factors could cause actual results to differ materially from statements in MD&A about topic (3):  We incorporate by reference into this paragraph the full Risk Factor on page 19 of our 2015 Form 10-K beginning “Our business has been and may continue to be affected from time to time by extremes of weather”.

Results of Operations

Overview and Trends

Our strategy of improving both operating income and profit margin percentages by deemphasizing non-core products and avoiding commodity pricing, focusing sales effort on new water customers, providing value-added service, and working to operate a leaner, more efficient business continues to show encouraging results with meaningful improvement.
The first nine months of 2016 were marked by a significant increase in gross margin percentage, which improved to 50.1% from 44.4% in the corresponding period of 2015.  Results were also positively affected by sharp decreases in selling, general and administrative expenses (lower by $3,124,000, or 13%) and total operating expenses (lower by $3,265,000, or 13%) when the corresponding nine-month periods are compared.

The effect of these changes was a $3,154,000 improvement in operating income, despite a 12% reduction in sales in the first nine months of 2016 compared to the corresponding period of 2015.  We also improved net income by $2,260,000, to $939,000 in the first nine months of 2016.
The decline in sales and the improvement in margin percentages reflected a decision to emphasize the service aspect of our core business to a greater extent, with less emphasis on meeting the lowest prices offered on certain products by our competitors.  The sales decrease was in all major product lines except water.  Notably, despite a decrease in revenues of $6,517,000 in the first nine months of 2016 compared to the first nine months of 2015, our dollar gross profit declined by just $111,000.  The 2016 sales mix attributable to the decrease in all product sales, except water, resulted in a much improved gross profit as a percentage of sales.  Despite the loss of rental units in the past twelve months, recent sales efforts are resulting in an increase in new rental unit placements leading to more recurring sales and more sales opportunities for some of our other product lines.
Operating a leaner, more efficient business with lower operating costs more than offset the effects of slightly lower margin dollars, resulting in positive operating income and net income for the first nine months of 2016 compared to an operating loss and a net loss for the same period of 2015.

Results of Operations for the Three Months Ended July 31, 2016 (Third Quarter) Compared to the Three Months Ended July 31, 2015

Sales
Sales for the three months ended July 31, 2016 were $16,394,000 compared to $19,327,000 for the corresponding period in 2015, a decrease of $2,933,000 or 15%.  Other than water, all sales categories declined.  The most notable decline was that of office products.  We believe that declines in certain categories could also reflect software changes made to our website that customers may have found somewhat cumbersome to navigate and use.  The comparative breakdown of sales of the product lines for the respective three-month periods ended July 31, 2016 and 2015 is as follows:

Product Line	(000’s $)	2016	2015	Difference	% Diff.
Water		$7,525	$7,375	$150	2%
Coffee		2,591	3,226	(635)	(20%)
Refreshment		2,626	2,896	(270)	(9%)
Equipment Rental		1,754	1,809	(55)	(3%)
Office Products		1,444	3,559	(2,115)	(59%)
Other		454	462	(8)	(2%)
Total		$16,394	$19,327	$(2,933)	(15%)

Water – Sales of water increased 2% for the third quarter 2016 as compared to the same period of 2015.  The increase is attributable to an average price increase of 3% and a volume decrease of 1%.

Coffee – The decrease in sales was attributable to a decline in our traditional higher volume lines, bulk and K-cups.  Bulk products sales continued to be negatively influenced by the single serve lines and K-cup sales declined as a result of ongoing commoditization.

Refreshment – Complementary coffee products, single serve drinks, small package water, cups, and vending sales all declined.

Equipment Rental – The decrease in sales was a result of a 3% decrease in number of rental units in the field.  During the past twelve months the company has lost units mostly from not winning incumbent competitive bids.

Office Products – The decrease in sales was a result of implemented price increases on items previously sold at cost or near cost.

Other – The decrease is attributable to a decrease in the fees that are charged to offset energy costs for delivery and freight, raw materials, and bottling operations partially offset by an increase in the sale of equipment.

Gross Profit/Cost of Goods Sold – Despite a decrease in sales for the three months ended July 31, 2016, gross profit increased to $8,834,000 from $8,617,000 for the comparable period in 2015.  As a percentage of sales, gross margin was 54% compared to 45% for the same period a year ago. The increase in water sales combined with lower fuel costs for the transportation of water also led to greater cost efficiencies in production.  For the comparable three month periods, water accounted for 46% and 38% of total sales in 2016 and 2015 respectively.

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

Operating Expenses and Income from Operations

Total operating expenses decreased to $7,241,000 in the third quarter of 2016 from $8,082,000 in the comparable period in 2015, a decrease of $841,000, or 10%.

Selling, general and administrative (SG&A) expenses of $6,933,000 in the third quarter of 2016 decreased $838,000, or 11%, from $7,771,000 in the comparable period in 2015.  Of total SG&A expenses, route distribution costs decreased $320,000, or 9%, as a result of lower labor, truck operating and fuel costs; combined selling and marketing costs decreased $364,000, or 26%, as a result of reduced staffing; and administration costs decreased $154,000, or 5%, as a result of lower telephone, vehicle, insurance costs and reduced professional fees.

Advertising expenses were $137,000 in the third quarter of 2016 compared to $124,000 in the third quarter of 2015, an increase of $13,000, or 11%. The increase in advertising costs is primarily related to a recently launched radio advertising campaign.

Amortization decreased to $171,000 in the third quarter of 2016 from $188,000 in the comparable quarter in 2015, a decline of $17,000, or 9%.  Amortization is attributable to intangible assets that were acquired as part of acquisitions. The lower amortization in 2016 is attributable to some intangible assets becoming fully amortized during 2015.  We had no gains or losses from the sale of assets in the third quarter of 2016, we recognized a gain from the sale of assets of $1,000 in the third quarter of 2015. We routinely sell assets used in the normal course of business as they are replaced with newer assets.

The income from operations for the three months ended July 31, 2016 was $1,593,000 compared to $535,000 in the comparable period in 2015, an improvement of $1,058,000.  The improvement was the result of a higher gross profit due to a change in product mix and lower operating expenses.

Interest, Taxes, and Other Expenses
Interest expense was $417,000 for the three months ended July 31, 2016 compared to $452,000 in the three months ended July 31, 2015, a decrease of $35,000.  The decrease is attributable to higher interest charges in 2015 relating to administrative fees paid to Bank of America in May of 2015 relating to the Amended and Restated Credit Agreement.
The income before income taxes was $1,176,000 for the three months ended July 31, 2016 compared to $83,000 in the corresponding period in 2015, an improvement of $1,093,000. The tax expense for the third quarter of 2016 was $447,000 compared to $336,000 in 2015.  The large tax expense in fiscal 2015 compared to income before taxes is due to a change in the effective tax rate applied to the year to date loss before income taxes in the third quarter of the 2015 fiscal year.

Net Income
The net income for the three months ended July 31, 2016 was $729,000 compared to a net loss of $253,000 in the corresponding period in 2015.  The improvement is attributable to a higher gross profit and reduced operating expenses despite lower sales and the change in income tax effective rate in the third quarter of 2016 as compared to the same period in fiscal year 2015.

Results of Operations for the Nine Months Ended July 31, 2016 Compared to the Nine Months Ended July 31, 2015

Sales
Sales for the nine months ended July 31, 2016 were $49,237,000 compared to $55,754,000 for the corresponding period in 2015, a decrease of $6,517,000 or 12%.  Other than water revenues, all sales categories declined.  The most notable decline was that of office products.  We believe that declines in certain categories could also reflect software changes made to our website that customers may have found somewhat cumbersome to navigate and use.

The comparative breakdown of sales of the product lines for the respective nine-month periods ended July 31, 2016 and 2015 is as follows:

Product Line	(000’s $)	2016	2015	Difference	% Diff.
Water		$20,579	$20,159	$420	2%
Coffee		8,505	10,207	(1,702)	(17%)
Refreshment		7,502	8,344	(842)	(10%)
Equipment Rental		5,289	5,618	(329)	(6%)
Office Products		5,976	9,895	(3,919)	(4%)
Other		1,386	1,531	(145)	(10%)
Total		$49,237	$55,754	$(6,517)	(12%)

Water – Sales of water increased 2% for the first nine months of 2016 as compared to the same period of 2015.  The increase is attributable to an average price increase of 2% with a less than 1% volume increase.

Coffee – The decrease in sales was attributable to a decline in our traditional higher volume lines, bulk and K-cup, while Cool Beans® pods increased 5%.  Bulk products sales continued to be negatively influenced by the single serve lines and K-cup sales declined as a result of ongoing commoditization. The increase in pod sales is a result of conversion of the other lines as well as new sales but the volume of the pod product, to date, has not approached that of the others.

Refreshment – Complementary coffee products, single serve drinks, small packaged water, cups, and vending sales all declined.

Equipment Rental – The decrease in sales was a result of a 2% decrease in price and 4% decrease in number of rental units in the field.  During the past twelve moths the company has lost units mostly from not winning incumbent competitive bids.

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

Gross Profit/Cost of Goods Sold – The decrease in sales for the nine months ended July 31, 2016 resulted in a gross profit decrease of $110,000 to $24,653,000 from $24,763,000 for the comparable period in 2015.  As a percentage of sales, gross margin was 50% compared to 44% for the same period a year ago. Due to a changing sales mix with a reduction of lower margin sales items, the gross margin percentage increased in 2016 as compared to 2015.

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

Operating Expenses and Income from Operations

Total operating expenses decreased to $21,918,000 for the nine months ended July 31, 2016 from $25,183,000 in the comparable period in 2015, a decrease of $3,265,000, or 13%.

Selling, general and administrative (SG&A) expenses of $21,032,000 in the first nine months of 2016 decreased $3,124,000, or 13%, from $24,156,000 in the comparable period in 2015.  Of total SG&A expenses, route distribution costs decreased $894,000, or 8%, as a result of lower labor, truck operating and fuel costs; combined selling and marketing costs decreased $1,387,000, or 33%, as a result of reduced staffing; and administration costs decreased $843,000, or 9%, as a result of lower labor, professional fees, telephone costs and vehicle costs.

Advertising expenses were $389,000 in the first nine months of 2016 compared to $521,000 in the first nine months of 2015, a decrease of $132,000, or 25%. The decrease in advertising costs is primarily related to a decrease in printed material and more reliance on social media.

Amortization decreased to $501,000 in the first nine months of 2016 from $557,000 in the comparable period in 2015, a decline of $56,000, or 10%.  Amortization is attributable to intangible assets that were acquired as part of acquisitions. The lower amortization in 2016 is attributable to some intangible assets becoming fully amortized during 2015.  In addition, we had a gain of $4,000, from the sale of assets in the first nine months of 2016 compared to a gain of $51,000 on similar sales in the first nine months of 2015. We routinely sell assets used in the normal course of business as they are replaced with newer assets.

The income from operations for the nine months ended July 31, 2016 was $2,735,000 compared to a loss from operations of $420,000 in the comparable period in 2015, an improvement of $3,155,000.  The improvement was the result of lower operating expenses partially offset by a lower gross profit attributable to lower sales.

Interest, Taxes, and Other Expenses
Interest expense for the nine month periods ending July 31, 2016 and 2015 was $1,220,000.
The income before income taxes was $1,514,000 for the nine months ended July 31, 2016 compared to a loss before income taxes of $1,640,000 in the corresponding period in 2015, an improvement of $3,154,000. The tax expense for the first nine months of 2016 was $575,000 compared to a tax benefit of $319,000 in 2015.  The expected effective tax rate in 2016 was 38%.  The effective tax rate for the first nine months of 2015 was 19% based on the expected tax rate on the loss in 2015.

Net Income
The net income for the nine months ended July 31, 2016 was $939,000 compared to a net loss of $1,321,000 in the corresponding period in 2015.  The improvement is attributable to reduced operating expenses partially offset by lower gross profit due to lower sales the first nine months of 2016 as compared to the same period in fiscal year 2015.

Liquidity and Capital Resources

As of July 31, 2016, we had working capital of $8,784,000 compared to $8,351,000 as of October 31, 2015, an increase of $433,000.  The most significant change in working capital was due to the increase in cash of $2,293,000 during the nine month period ending July 31, 2016.  The more profitable operations and the deferral of cash subordinated interest payments were significant contributors to the increase in cash.  The anticipated payment of these deferred interest payments is included in current liabilities and consequently included in the calculation of working capital.  Also during the nine month period, we used $1,612,000 for capital expenditures and $1,200,000 for repayment of senior debt.

Our Credit Agreement with Bank of America (the “Bank”) provides a senior financing facility consisting of term debt and a revolving line of credit.  As of July 31, 2016 we had $10,133,000 outstanding on our term loan.  We have no funds borrowed from our line of credit with the Bank.  We have a letter of credit of $1,415,000 secured by our line of credit resulting in $3,585,000 available to borrow on the line of credit as of July 31, 2016.

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

On September 16, 2015, the Company amended its Credit Agreement with Bank of America (as so amended, the “Amendment”), effective as of July 31, 2015.  Under the Amendment, interest is paid at a rate of one-month LIBOR plus a margin based on the achievement of a specified leverage ratio.  As of July 31, 2016, the margin was 3.50% for the term note and 3.25% for the revolving line of credit.  The Company fixed the interest rate on a portion of its term debt by purchasing an interest rate swap as of the date of the Agreement. As of July 31, 2016, the Company had $5,066,670 of the term debt subject to variable interest rates.  The one-month LIBOR was .50% on the last business day of July 2016 resulting in total variable interest rates of 4.00% and 3.75%, for the term note and the revolving line of credit, respectively, as of July 31, 2016.

The following information pertains to the Company's outstanding interest rate swap at July 31, 2016.  The pay rate is fixed and the receive rate is one month LIBOR.

Instrument	Notional Amount	Pay Rate	Receive Rate
Interest rate swap	$5,066,668	1.25%	.50%

The Amendment requires the Company to be in compliance with certain financial covenants at the end of each quarter.  The covenants include rolling four quarter EBITDA, as defined, of $4,150,000 as of July 31, 2016 and minimum liquidity (as defined) of at least $1,000,000.  The Amendment also requires specific EBITDA goals each quarter through the quarter ending October 31, 2016 and minimum liquidity (as defined) of no less than $1,000,000 through January 30, 2017.  As of July 31, 2016, the Company was in compliance with these covenants and the terms of the Amendment.
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

In addition to the senior debt, as of July 31, 2016, the Company has subordinated debt owed to Henry, Peter and John Baker in the aggregate principal amount of $10,125,000 (including the accrued interest described below) that is due November 20, 2020.  The interest rate on each of these notes is 12% per annum.  On September 16, 2015, the Company amended its Subordinated Notes held by related parties.  Future interest payments on the notes will not be paid but will be added to the principal balance of the Subordinated Notes as of the date the payment is due until the following conditions are met; (1) consolidated operating cash flow to consolidated total debt service of not less than 1.2 to 1 and (2) historical consolidated EBITDA of greater than $6,000,000 for two consecutive reference periods.  As of July 31, 2016, $1,125,000 of accrued interest has been added to the principal balance of the Subordinated Notes and is included as a current liability.

In addition to our senior and subordinated debt commitments, we have significant future cash commitments, primarily in the form of operating leases that are not reported on the consolidated balance sheet. The following table sets forth our contractual commitments in the remainder of the current year and future fiscal years as of July 31, 2016:

	Payment due by Period
Contractual Obligations (3)	Total	Remainder of 2016	2017-2018	2019-2020	After 2020
Debt (1)	$20,258,000	$1,525,000	$3,200,000	$6,533,000	$9,000,000
Interest on Debt (2)	5,858,000	410,000	2,802,000	2,376,000	270,000
Operating Leases	7,193,000	732,000	3,986,000	2,137,000	338,000
Total	$33,309,000	$2,667,000	$9,988,000	$11,046,000	$9,608,000

(1)	Debt payments in 2016 include payments previously deferred and added to subordinated debt totaling $1,125,000.
(2)	Interest based on 50% of outstanding senior debt at the hedged interest rate discussed above, 50% of outstanding senior debt at a variable rate of 4.00%, line of credit at a rate of 3.75%, and subordinated debt at a rate of 12%.
(3)	Customer deposits have been excluded from the table. Deposit balances vary from period to period with water sales but future increases and decreases in the balances are not accurately predictable. Deposits are excluded because, net of periodic additions and reductions, it is probable that a customer deposit balance will always be outstanding as long as the business operates.
Effective September 12, 2016, the Company amended its Credit Agreement with the Bank of America (as so amended, the “Second Amendment”).  The Second Amendment requires the Company to be in compliance with certain financial covenants as follows: (i) a maximum annual limit for capital expenditures of $4,000,000 each fiscal year, (ii) consolidated adjusted operating cash flows to consolidated total debt service ratio, as defined, to be no less than 1.5 to 1 for any reference period ending on or after October 31, 2016 and (iii) senior funded debt to consolidated adjusted EBITDA, as defined, to be no greater than 2.5 to 1 as of the end of any fiscal quarter ending on or after October 31, 2016.

Under the Amendment, interest is paid at a rate of one-month LIBOR plus a margin based on the achievement of a specified leverage ratio.  As of September 12, 2016, the margin was 2.50% for the term note and 2.25% for the revolving line of credit.  The impact of the Second Amendment on the contractual obligations is not reflected above.

The Amendment also allows payments of interest on Subordinated Notes.

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
Changes in Internal Control over Financial Reporting.
No change in our internal control over financial reporting occurred during the nine month period ended July 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.   Legal Proceedings.

None.

Item 1A.  Risk Factors.
There was no change in the nine months ended July 31, 2016 from the Risk Factors reported in our Annual Report on Form 10-K for the year ended October 31, 2015.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.   Defaults Upon Senior Securities.
None.
Item 4.   Mine Safety Disclosures.
None.
Item 5.   Other Information.
None.

Item 6.   Exhibits.

Exhibit
Number Description

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit B to Appendix A to our registration statement on Form S-4, File No. 333-45226, filed with the SEC on September 6, 2000)

3.2	Certificate of Amendment of Certificate of Incorporation (Incorporated by reference to Exhibit 4.2 of our current report on Form 8-K, filed with the SEC on October 19, 2000)

3.3	Certificate of Ownership and Merger of Crystal Rock Holdings, Inc. with and into Vermont Pure Holdings, Ltd. (Incorporated by reference to Exhibit 3.1 to our current report on Form 8-K, filed with the SEC on May 6, 2010)

3.4	By-laws, as amended (Incorporated by reference to Exhibit 3.2 to our report on Form 8-K, filed with the SEC on April 2, 2010)

10.1	Second Amendment Agreement dated September 12, 2016 by and among Crystal Rock Holdings, Inc., Crystal Rock LLC and Bank of America, N.A.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files regarding (a) our Consolidated Balance Sheets as of July 31, 2016 and October 31, 2015, (b) our Consolidated Statements of Operations for the Three and Nine Months Ended July 31, 2016 and 2015, (c) our Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended July 31, 2016 and 2015, (d) our Consolidated Statements of Cash Flows for the Nine Months Ended July 31, 2016 and 2015, and (e) the Notes to such Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 14, 2016

CRYSTAL ROCK HOLDINGS, INC.

By:    /s/ David Jurasek
David Jurasek
Chief Financial Officer/Treasurer
(Principal Accounting Officer and Principal Financial Officer)

Exhibits Filed Herewith

Exhibit
Number Description

10.1	Second Amendment Agreement dated September 12, 2016 by and among Crystal Rock Holdings, Inc., Crystal Rock LLC and Bank of America, N.A.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files regarding (a) our Consolidated Balance Sheets as of July 31, 2016 and October 31, 2015, (b) our Consolidated Statements of Operations for the Three and Nine Months Ended July 31, 2016 and 2015, (c) our Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended July 31, 2016 and 2015, (d) our Consolidated Statements of Cash Flows for the Nine Months Ended July 31, 2016 and 2015, and (e) the Notes to such Consolidated Financial Statements.