Form 10-K
period 2016-10-31
Crystal Rock Holdings, Inc.
filed 2017-01-26
CIK 1123316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2016.

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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  [_]   No  [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  [_]   No  [X]
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report    s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]   No [  ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ] Accelerated filer [ ]
Non-accelerated filer [ ] Smaller Reporting Company [X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non‑affiliates of the registrant, computed by reference to the last sale price per share of common stock on April 29, 2016, the last business day of the registrant's most recently completed second fiscal quarter, as reported on the NYSE MKT, was $7,529,199.

The number of shares outstanding of the registrant's Common Stock, $.001 par value per share, was 21,358,411 on January 9, 2017.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement, to be filed no later than 120 days after the registrant's fiscal year ended October 31, 2016, and delivered in connection with the registrant's annual meeting of stockholders, are incorporated by reference into Part III of this Form 10-K.

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
Our distribution sales and services evolved from our initial business, sales of bottled water and cooler rentals.  We bottle our water and also have it bottled for us.  Our water products are primarily still, non-sparkling waters.  We also have branded sparkling waters.  In addition to water and related services, our other significant food and drink offerings have grown to include distribution of coffee and ancillary products, and other refreshment products including soft drinks and snacks.  To a lesser extent, we distribute these products through third party distributors.
Water
Bottled water is a mainstream beverage and the centerpiece of many consumers' healthy living lifestyles.  Sales of bottled water accounted for 43% of our total sales in fiscal year 2016 and 37% in 2015.  We believe that the development of the bottled water industry has for many years reflected public awareness of the potential contamination and unreliability of some municipal water supplies.  Conversely, bottled water has periodically been the focus of publicity regarding concerns about the possibly adverse environmental effects of using plastic bottles, as well as the effect on the environment of water extraction and the production.  See Item 1A, "Risk Factors," for more information.
Coffee
Coffee, a product that is counter seasonal to water, is the second leading product in the distribution channel, accounting for 17% of our total sales in fiscal year 2016 and 18% of our total sales in fiscal year 2015.  We sell different brands and sizes of coffee products.  We continue to promote our Cool Beans® brand coffee in an effort to increase profitability and create brand equity in the coffee category.  Because coffee is a commodity, coffee sales are affected by volatility in the world commodity markets.  An interruption in supply or a dramatic increase in pricing could have an adverse effect on our business.
A large proportion of our coffee sales are single-serve coffee products.  These products have become more prevalent in the marketplace over the last decade, and changes in distribution play a significant role in the availability and profitability of these products.
Refreshment and Equipment Rental
Ancillary products, such as soft drinks and snacks, accounted for 15% of our total revenues in fiscal years 2016 and 2015.  Equipment rentals, primarily water coolers, made up 11% of our total revenues in fiscal 2016 and 10% of our total revenues in fiscal 2015.

Office Products
In fiscal 2011, we added office products to our product offerings.  We grew the office product line in an effort to diversify our product sales to existing office customers.  Late in fiscal 2015 the company emphasized growth efforts on our water products.  As a result the contribution to total revenues from office products in fiscal 2016 decreased to 11% of total revenues in fiscal 2016 from 18% in fiscal 2015.
Other Revenue
Fees that are charged to offset energy costs for delivery and freight, raw materials, and bottling operations primarily make up the balance of our revenue.  This comprised 3% of our total sales in fiscal year 2016 and 2% in fiscal 2015.
Water Sources, Treatment, and Bottling Operations
Water from local municipalities is the primary source for the Crystal Rock Waters® brand in three- and five-gallon bottles.  This accounts for 62% of our water bottled in these types of containers.  Municipal water is purified through a number of processes beginning with filtration.  Utilizing carbon and ion exchange filtration systems, we remove chlorine and other volatile compounds and dissolved solids.  After the filtration process, impurities are removed by reverse osmosis and/or distillation.  Prior to bottling, we add pharmaceutical grade minerals to the water, including calcium, potassium, and magnesium for taste.  The water is ozonated (by injecting ozone into the water as an agent to prohibit the formation of bacteria) and bottled in a fully enclosed clean room with a high efficiency particulate air, or HEPA, filtering system designed to prevent any airborne contaminants from entering the bottling area, in order to create a sanitary filling environment.
If for any reason the municipal sources for Crystal Rock® water were curtailed or eliminated, we could, though probably at greater expense, purchase water from other sources and have it shipped to our manufacturing facilities.
The main source of our natural spring water (primarily sold under the Vermont Pure® brand) is a spring owned by a third party in Stockbridge, Vermont that is subject to a 50-year water supply contract, approximately 40 years of which remain.  We also obtain water, under a similar agreement with a third party, from a spring in Bennington, Vermont.  These springs are approved by the State of Vermont as sources for natural spring water.  The contractual terms for these springs provide spring water in excess of our current needs and within the apparent capacity of the springs, and accordingly we believe that we can readily meet our bulk water supply needs for the foreseeable future. Water from these springs account for 32% of our total water bottled.
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
We also bottle and distribute other brands of water for third parties.  These sales account for 4% of our bottled water sales.
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
Office Products Line
We have been distributing office products under the Crystal Rock Office® brand since 2011.  Recognizing the value inherent in our distribution system, we do not maintain large inventories of office products. Rather, we primarily purchase office products from large national vendors such as S. P. Richards that provide just-in-time delivery, with the result that the introduction of our office product line has not resulted, and is not expected to result, in a material outlay of resources to accommodate increased inventory.  The broader range of office products compliments our product offerings to existing office customers who purchase our water and coffee products.  Competition in the traditional office products markets has resulted in lower margins in this product line.

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

Over the last several years we have diversified product offerings and focused our efforts on sales and marketing in order to increase sales across all of our product lines and enhance the value of our distribution system and customer base.  Initially, we hired and trained an expanded sales force and incurred significant expenditures to build an IT infrastructure designed to enhance sales administration and run our business more efficiently.  Late in 2013 we decided to shift the infrastructure platform that we had been constructing to one we had acquired during the year.  For more information, see Item 1A, "Risk Factors."  In 2014, we worked to stabilize our IT and e-commerce platforms while growing our office product sales revenues.   Subsequently, during fiscal 2015, we experienced significant losses through the first three quarters, due in large part to lower than desired margins on office products, which led to a reduction in the number of full-time employees.  In the latter part of fiscal 2015, we focused more heavily on strategic pricing taking into account the value provided with our quality products and integrated services.  Our goal is to avoid commodity pricing and focus on customers who want more regularly scheduled route deliveries.  These changes in 2016 produced better operating results than 2015 results.

We support our marketing and sales efforts through a number of channels, including e-commerce, direct mail, internet advertising, traditional advertising, social media, sales collateral, email marketing, digital/internet technologies, referrals and public relations.  We also sponsor local area sporting events, participate in trade shows, maintain high community visibility, and donate to many charitable organizations and events.

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

Advertising and Promotion

We advertise our products through a digital, online strategy focused on promoting expanded product and services, and we look to collect customer data in order to engage and market customer relationships both on and offline. Through a combination of websites, social platforms and internet advertising, we are centralizing and transitioning our marketing efforts to offer and incentivize current and new customers through a larger online presence while providing customers a direct purchasing capability.  We also promote our products through sales collateral, direct mail, various public relations and sponsorship opportunities.  We endeavor to be highly visible in the communities that we serve.  We have been a significant sponsor of a United Way giving campaign to support Live United through the Greater Waterbury Connecticut United Way, and we feature local giving options to support the United Way throughout our entire market area.  We also support charities devoted to the treatment and cure of multiple sclerosis, and Peter and John Baker sit on a number of charitable boards.

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

We rely on trucking to receive raw materials and transport and deliver our finished products.  Consequently, the fluctuating fuel prices significantly impacts the cost of our products.  We purchase our own fuel for our Home and Office delivery and use third parties for transportation of raw materials and finished goods between our warehouses.  While volume purchases can help control erratic fuel pricing, market conditions ultimately determine the price.  In the past, we have experienced substantial market fluctuation of fuel prices.  However, fuel prices have become more stable recently, and our regular customers pay a minimum monthly fuel charge.  The risk remains that we may not be able to use fuel price adjustments to cover the cost of fuel increases in a volatile market for petroleum products, which could adversely affect our profitability.

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

We feel that installation of filtration units in the home or commercial setting poses competition to our business.  To address this, we have continued to develop our plumbed-in filtration business expanding it internally and through acquisitions and actively offering it as an alternative product to our bottled water.

Traditionally, the rental of water coolers for offices and homes has been a profitable business for us.  As coolers have become cheaper and more readily available at retail outlets and competitors have used pricing as a promotional opportunity, our cooler rental revenue has declined.  Although this rental revenue is profitable for us, it may continue to decline or become less profitable in the future as a result of retail competition.

Coffee product sales have dramatically shifted to sales of single serve packages.  We face increased competition for sales of these products from retail stores and home delivery options from other food and beverage distributors, office products distributors and retail outlets. In addition, internet availability has increased leading to sales declines for coffee products.

Machines to brew these single serve packages are different from traditional machines, and packages ideally need to be brewed in machines that accommodate the specific package.  As a result, the popularity of a certain machine often dictates what products are successful in the marketplace.  We have developed our own Cool Beans® pod in order to create brand equity in this category. Our success, both from a sales and profitability perspective, may be affected by our access to distribution rights for certain products and machines, our decisions concerning which equipment to invest in and our ability to develop brand awareness.

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

The office products business is highly competitive.  Companies like Staples, Office Depot and W.B. Mason are larger and have greater capital resources than Crystal Rock and compete with us on price as well as level of service.  Moreover, the evolution of modern business practices towards the "paperless office" could have the effect of reducing the available market for some office products.  If the overall market for office products contracts, price competition can be expected to exert pressure on our margins for office products, with potential adverse effects on our earnings or cash flow, even if we are able to continue increasing revenues from this product line.   See Item 1A, "Risk Factors," for more information.

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

Employees

As of January 16, 2017, we had 301 full-time employees and 10 part-time employees.   None of the employees belong to a labor union.  We believe that we have good standing relationships with all of our employees.

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

As mentioned above, the Baker family group owns a majority of our common stock.  In addition, in connection with the acquisition of the Crystal Rock Spring Water Company in 2000, we issued members of the Baker family group 12% subordinated promissory notes secured by all of our assets. As of October 31, 2016, the balance on these notes is $9,000,000.  We also lease important facilities in Watertown and Stamford, Connecticut from Baker family interests.  These interests of the Baker family create various conflicts of interest.  Transactions between the Company and related parties are subject to review and approval by the Audit Committee, which consists entirely of independent directors.

We face significant competition in the home and office distribution business from companies with greater resources than we have.  Methods of competition in the distribution of home and office refreshment products continue to change and evolve.  If we are unable to meet these changes, our business could be harmed.

We operate in highly competitive markets.  The principal methods of competition in the markets in which we compete are distribution capabilities, brand recognition, quality, reputation, and price.   We have a significant number of competitors in our traditional water market, some of which have far greater resources than us.  Among our principal competitors are Nestlé Waters North America, DS Services of America, Inc., a segment of Cott Corporation, W.B. Mason,  large regional brands owned by private groups, and local competitors in the markets that we serve.  As we expanded our product lines, most notably to office products, we learned that price reductions and the introduction of new products by our competitors can adversely affect our revenues, gross margins, and profits.

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

Internet technology and virtual stores have lowered the barriers of entry into non-water marketplace we service.

E-commerce businesses have added an additional layer of competition from product resellers who do not require investment in brick and mortar facilities and trucks.  The lack of investment in physical assets has allowed these competitors to reduce overhead costs and subsequently sell products at a lower cost.  These competitors generally will have products delivered to customers using third party distribution systems.  While we have not seen an increase in competition in the bottled water products from virtual stores, we have seen increased competition in coffee and office product items.

We rely upon a single software vendor that supplies the software for our route accounting  and online storefront ordering systems, which exposes us to risk from interruption of service.

Our route accounting and online ordering systems are essential to our overall administrative function and success.  An extended interruption in servicing the system could result in the inability to access information.  Limited or no access to this information would likely inhibit the sale and distribution of our products and the availability of management information, and could even affect our compliance with public reporting requirements.  Our software vendor has a limited number of staff possessing the proprietary information pertaining to the operation of the software.  Changes in personnel or ownership in the firm might result in disruption of service.  Such changes would be addressed by retaining a new vendor to service the existing software or purchasing a new system.  However, any of these events could have a material adverse impact on our operations and financial condition.

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

Climate changes and severe weather may impact future ability to bottle water products and deliver all of our products.

There has been increasing concerns in recent years regarding climate change and the impact on water supplies.  Most recently there have been drought conditions throughout much of our delivery areas.  Should severe drought conditions exist, there may be restrictions on municipal water supplies used for the bottling of our Crystal Rock® branded water.
In addition, severe weather conditions during winter months in the northeast such as snow and ice storms significantly impact delivery schedules and revenue streams.
Our Company is significantly leveraged.  Over the years, we have borrowed substantial amounts of money to finance acquisitions.  If we are unable to meet our debt service obligations to our senior and subordinated lenders, we would be in default under those obligations, and that could hurt our business or even result in foreclosure, reorganization or bankruptcy.

At October 31, 2016 and 2015, our outstanding senior debt was $9,733,000 and $11,333,000, respectively, and our outstanding subordinated debt was $9,000,000 and $9,270,000 respectively.  The underlying loans are secured by substantially all of our assets.  If we do not repay our indebtedness in a timely fashion, our secured creditors could declare a default and foreclose upon our assets, which would result in harmful disruption to our business, the sale of assets for less than their fully realizable value, and possible bankruptcy.  We must generate enough cash flow to service this indebtedness until maturity.

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

Our continued success will depend in large part upon the expertise of our senior management and their ability to execute our strategic planning.  Peter Baker, our Chief Executive Officer and President, John Baker, our Executive Vice President, and David Jurasek, our Chief Financial Officer, Treasurer and Assistant Secretary, have entered into employment agreements with Crystal Rock Holdings, Inc.  These "at will" employment agreements do not prevent these employees from resigning.  The departure or loss of any of these executives individually could have an adverse effect on our business and operations and could contribute to disruption of our business while we searched for replacement personnel with appropriate skills.

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

As part of our Home and Office delivery operations, we have entered into or assumed various lease agreements for properties used as distribution points and office space.  The following table summarizes these arrangements and includes our bottling facilities:

Location	Lease expiration	Sq. Ft.	Annual Rent
Williston, VT	June 2019	12,320	$100,416
Bow, NH	May 2021	12,800	66,000
Rochester, NY	January 2017	15,000	60,000
Buffalo, NY	September 2021	20,000	102,000
Syracuse, NY	October 2017	17,680	75,132
Halfmoon, NY	October 2021	22,500	180,000
Plattsburgh, NY	Month-to-month	5,000	28,500
Watertown, CT*	October 2021	67,000	470,521
Stamford, CT	September 2020	22,000	256,668
White River Junction, VT	May 2019	20,382	118,340
Groton, CT	June 2019	7,500	58,250
Canton, MA	October 2019	23,966	155,779
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

Fiscal Year Ended October 31, 2016
	High	Low
First Quarter	$.88	$.49
Second Quarter	$.92	$.70
Third Quarter	$.79	$.67
Fourth Quarter	$.91	$.75

Fiscal Year Ended October 31, 2015
	High	Low
First Quarter	$.85	$.70
Second Quarter	$.79	$.68
Third Quarter	$.87	$.63
Fourth Quarter	$.86	$.51

The last reported sale price of our Common Stock on the NYSE MKT on January 9, 2017 was $.83 per share.

As of that date, we had approximately 265 record owners and believe that there were approximately 1,500 beneficial holders of our Common Stock.

No dividends have been declared or paid to date on our Common Stock.  Our senior credit agreement prohibits us from paying dividends without the prior consent of the lender.  It is unlikely that we will pay dividends in the foreseeable future.

Issuer Purchases of Equity Securities

On May 14, 2012 we announced a program to repurchase up to $500,000 of our common stock. There is no expiration date for the program.  The dollar amount may not be reached.  During fiscal 2016 and 2015 no shares were repurchased.  The maximum expenditure that may yet to be used for purchase under the program is $470,030 as of October 31, 2016.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management's Discussion and Analysis (MD&A) is intended to help the reader understand our Company.  The MD&A should be read in conjunction with our consolidated financial statements and the accompanying notes.  This overview provides our perspective on the individual sections of the MD&A, as well as a few suggestions for reading these pages.  The MD&A includes the following sections:

▪	Business Overview — a brief description of fiscal year 2016.

▪	Results of Operations — an analysis of our consolidated results of operations for the two years presented in our consolidated financial statements.
▪	Liquidity and Capital Resources — an analysis of cash flows, sources and uses of cash, and contractual obligations and a discussion of factors affecting our future cash flow.
▪
Critical Accounting Policies — a discussion of accounting policies that require critical judgments and estimates.  Our significant accounting policies, including the critical accounting policies discussed in this section, are summarized in the notes to the accompanying consolidated financial statements.

Business Overview

Net income increased $1,803,000 on a sales decline of 12% in fiscal 2016 compared to fiscal 2015.   Although sales declined 12%, gross profit declined 1%.  The decrease in lower margin product sales lines resulted in an overall gross profit of 51% for fiscal 2016 compared to 45% in fiscal 2015.  Significant reductions in operating expenses of $3,017,000 in fiscal 2016 from fiscal 2015 resulted in net income for 2016.

Decreased sales of lower margin product lines, most notably office products, and our shift away from commodity pricing of all our products and services combined with a more focused selling effort of bottled water were key factors in a more profitable product sales mix.  Additionally, the reduced volume in office product line sales resulted in less stress on our distribution and delivery systems that had occurred in 2015 caused by the volume of overnight office product deliveries.   Changes in our sales strategy resulted in lower selling and advertising costs because of lower staffing needs to accomplish our goals.

We continue to focus on strategic pricing for our products.  Our focus on customers who want regularly scheduled route deliveries and associated value added services has resulted in efficiencies, while providing higher gross margins.  Furthermore, we are investing in technology which will provide more efficiency in operations while also increasing customer convenience and satisfaction, including improvements to their ecommerce experience.

Results of Operations

Fiscal Year Ended October 31, 2016 Compared to Fiscal Year Ended October 31, 2015

Sales
Sales for fiscal year 2016 were $65,342,000 compared to $73,901,000 for 2015, a decrease of $8,559,000 or 12%.  Other than water and other revenues, all sales categories declined.  The most notable decline was that of office products.

The comparative breakdown of sales is as follows:

Product Line	2016 (in 000's $)	2015 (in 000's $)	Difference (in 000's $)	% Diff.
Water	$27,964	$27,180	$784	3%
Coffee	11,121	13,249	(2,128)	(16%)
Refreshment	10,041	11,073	(1,032)	(9%)
Equipment Rental	7,055	7,444	(389)	(5%)
Office Products	7,211	13,151	(5,940)	(45%)
Other	1,950	1,804	146	8%
Total	$65,342	$73,901	$(8,559)	(12%)

Water –Water sales volume increased 1%.  The warmer than usual summer in 2016 is believed to be a contributing factor to the volume increase.  The average selling price increased 2% as a result of losing incumbent competitive bid accounts thus increasing the average sales price.

Coffee – Sales of single-serve coffee declined to $7,599,000 from $9,118,000, despite an increase of 5% in our Cool Beans® pod sales.  Cool Beans® made up 19% of the category in 2016 compared to 15% in 2015.  There was a 15% decrease in sales of our traditional coffee products for office and food service brewers.  The overall decrease in coffee sales was attributable to lower volume due to commoditization pricing by competitors in the marketplace as well as the availability of these products in grocery and box stores.  Increasingly, single serve coffee products are becoming more available through the internet and virtual stores.   The increase in Cool Bean® pod sales is the result of continued marketing efforts on the brand and lower pricing than traditional hard pod products.  We believe that a portion of the decline is due to software changes made to our website that customers may have found somewhat cumbersome to navigate and use.

Refreshment – There were broad declines for products in the refreshment category.  The overall category declined 9% in 2016 from 2015.  We believe that a portion of the decline is due to software changes made to our website that customers may have found somewhat cumbersome to navigate and use.

Equipment Rental – The decrease in equipment rental revenue in fiscal year 2016 compared to the prior year was a result of a 3% decrease in average units in the field and a decrease in average rental of 2%.  The unit decrease is attributable to lost units mostly from not winning incumbent competitive bids.  The average lower pricing is predicated on competitive pricing pressures.

Office Products – The decrease in sales was the result of implemented price increases on items previously sold near or at cost.  Additionally, many of these sales were initiated from our website.  We believe that a portion of the decline is due to software changes made to our website that customers may have found somewhat cumbersome to navigate and use.

Other – The primary increase was attributable to an increase in customer late charges.  Previously these fees were not charged to a large portion of customers, particularly those who ordered through our previous website.

Gross Profit/Cost of Goods Sold
Gross profit decreased $261,000 to $33,108,000 in fiscal year 2016 compared to $33,369,000 in fiscal 2015.  Gross profit as a percentage of sales increased to 51% from 45%, respectively.  The sales decline resulted in lower dollar gross margins.

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

Income from Operations/Operating Expenses
Income from operations was $3,523,000 in 2016 compared to $767,000 in 2015, an increase of $2,756,000. The improvement is attributable to significantly reduced operating expenses partially offset by lower gross profit.  Total operating expenses decreased by $3,017,000 or 9% in 2016 to $29,585,000 compared to $32,602,000 in 2015.
Selling, general and administrative (SG&A) expenses were $28,366,000 in fiscal year 2016 compared to $31,283,000 in fiscal year 2015, a decrease of $2,917,000, or 9%.  Of total SG&A expenses:

•
Route sales costs decreased 6%, or $900,000, to $13,257,000 in fiscal year 2016 from $14,157,000 in fiscal year 2015.  The reduction in costs are primarily related to direct distribution operating costs as a result of lower sales and fuel prices.  Included as a component of route sales costs are direct distribution related costs which decreased $840,000, or 6%, to $12,550,000 in fiscal year 2016 from $13,390,000 in fiscal year 2015, primarily as a result of lower fuel and vehicle lease costs;

•
Other selling, general and administrative costs decreased 12% or $2,017,000, to $15,109,000 in fiscal year 2016 from $17,126,000 in fiscal year 2015.  The decrease was attributable to lower labor and professional costs.

Advertising expenses decreased to $546,000 in fiscal year 2016 from $640,000 in 2015, a decrease of $94,000, or 15%. The decrease in advertising costs is primarily related to an increase in online advertising and a decrease in print advertising and sample product giveaways.

Amortization decreased to $672,000 in 2016 compared to $740,000 in 2015.  Amortization is attributable to intangible assets that were acquired as part of acquisitions in recent years.  The decrease is the result of acquired customer lists and non-competition agreements issued in conjunction with acquisitions becoming fully amortized.

There was a net loss from the sale of miscellaneous assets in fiscal year 2016 of $1,000 compared to a net gain of $62,000 in 2015.   These were sales of miscellaneous assets and vending equipment no longer used in the course of business.

Other Expense, Income Taxes, and Income (Loss) before Income Taxes
Interest expense was $1,617,000 for fiscal year 2016 compared to $1,627,000 for fiscal year 2015, a decrease of $10,000.
Income before income taxes of $1,906,000 in fiscal year 2016 compared to a loss before income taxes of $860,000 in fiscal year 2015, was an increase of $2,766,000.
Income tax expense for fiscal year 2016 of $704,000 compared to income tax benefit of $259,000 for fiscal year 2015 resulted in an effective tax rate of 37% in 2016 and 30% in 2015. The increase in taxes was a result of increased taxable income.
Net Income (Loss)
Net income for 2016 was $1,202,000 compared to a net loss of $601,000 in fiscal year 2015, an increase of $1,803,000.  Earnings were higher despite lower sales and gross profit due to significantly reduced operating costs. The net income and loss in the respective years was completely attributable to continuing operations.
Based on the weighted average number of shares of Common Stock outstanding of 21,358,000 (basic and diluted), net income per share in 2016 was $.06 per share.  In 2015, weighted average number of shares of Common Stock outstanding was 21,358,000 (basic and diluted) resulting in net loss of $.03 per share. This was an increase in earnings of $.09 per share.
In 2016, there was $14,000 of unrealized losses related to our swap activity that we have designated as cash flow hedges, net of reclassification adjustments and taxes compared to unrealized gains of $12,000 in 2015.

Liquidity and Capital Resources

As of October 31, 2016, we had working capital of $7,911,000 compared to $8,351,000 as of October 31, 2015, a decrease of $440,000.  The decrease in working capital is primarily attributable to higher accounts payable and accrued expenses.

Net cash provided by operating activities was $8,077,000 in 2016 compared to $2,551,000 in 2015, an increase of $4,369,000.  The increase is reflective of higher net income and reductions in inventory and accounts receivable partially offset by higher accounts payable and accrued expenses.  We use cash provided by operations to repay debt and fund capital expenditures.  In fiscal year 2016 we repaid $3,027,000 of outstanding debt. In 2015 we received net cash proceeds of $1,199,000 related to the amended Credit Agreement and refinancing.   We used $2,629,000 for capital expenditures in 2016 compared to $2,515,000 in 2015.

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

At October 31, 2016, there was no balance outstanding on the line of credit and a letter of credit issued for $1,415,000 to collateralize the Company's liability insurance program as of that date.  Consequently, as of October 31, 2016, there was $3,585,000 available to borrow from the revolving line of credit. There was $9,733,000 outstanding on the term note as of October 31, 2016.

Effective September 12, 2016, the Company amended its Credit Agreement with the Bank of America (as so amended, the "Second Amendment").  Under the Amendment, interest is paid at a rate of one-month LIBOR plus a margin based on the achievement of a specified leverage ratio.  As of October 31, 2016, the margin was 2.50% for the term note and 2.25% for the revolving line of credit.  The Company fixed the interest rate on a portion of its term debt by purchasing an interest rate swap.  As of October 31, 2016, the Company had $4,866,000 of the term debt subject to variable interest rates.  The one-month LIBOR was .53% on October 31, 2016 resulting in total variable interest rates of 3.03% and 2.78%, for the term note and the revolving line of credit, respectively, as of October 31, 2016.

The Second Amendment requires the Company to be in compliance with certain financial covenants as follows: (i) a maximum annual limit for capital expenditures of $4,000,000 each fiscal year, (ii) consolidated adjusted operating cash flow to consolidated total debt service ratio, as defined, to be no less than 1.5 to 1 for any reference period ending on or after October 31, 2016 and (iii) senior funded debt to consolidated adjusted EBITDA, as defined, to be no greater than 2.5 to 1 as of the end of any fiscal quarter ending on or after October 31, 2016.

The Amendment also allows payments of interest on Subordinated Notes.

In addition to the senior debt, as of October 31, 2016, the Company has subordinated debt owed to Henry, Peter and John Baker in the aggregate principal amount of $9,000,000 that is due November 20, 2020.  The interest rate on each of these notes is 12% per annum.

In addition to our senior and subordinated debt commitments, we have significant future cash commitments, primarily in the form of operating leases that are not reported on the balance sheet.  These operating leases are described in Note 15 to our Audited Consolidated Financial Statements.

The following table sets forth our contractual commitments as of October 31, 2016:

	Payment due by Period (2)
Contractual Obligations	Total	2017	2018-2019	2020-2021	After 2021
Debt	$18,733,000	$1,600,000	$3,200,000	$13,933,000	$-
Interest on Debt (1)	5,339,000	1,356,000	2,549,000	1,434,000	-
Operating Leases	9,670,000	2,831,000	4,313,000	2,409,000	117,000
Total	$33,742,000	$5,787,000	$10,062,000	$17,776,000	$117,000

(1)	Interest based on 50% of outstanding senior debt at the hedged interest rate discussed above, 50% of outstanding senior debt at a variable rate of 3.03%. Subordinated debt at a rate of 12%.
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

Adverse economic conditions and an increase in banking regulations in recent years have negatively impacted many businesses' financial performance and restricted credit availability.  The competitive landscape has eroded our sales volume over the past year.  We anticipate that our business and pricing strategy will be successful. However, no assurance can be given that we will be profitable in the future and that the economic and competitive environment will not adversely affect our cash flow and results of operations or that we will have adequate access to credit.

Factors Affecting Quarterly Performance

Our business and financial trends vary from quarter to quarter based on, but not limited to, seasonal demands for our products, climate, and economic and geographic trends.  Consequently, results for any particular fiscal quarter are not necessarily indicative, through extrapolation, or otherwise, of results for a longer period. In the past year as in other years, we have experienced weather related events that have influenced quarterly performance.  Weather is always variable and can impact our performance both positively and negatively.  In 2016 we feel we increased water sales due to the warmer than usual summer.  In 2015 we lost sales due to the unusually harsh winter in the northeast leaving us unable to make deliveries.

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

As of October 31, 2016, considering qualitative factors, we concluded it is more likely than not that the fair value of the Company was greater than its carrying amount (Step 0); therefore performing the two-step goodwill impairment test was not necessary.  See the significant accounting policies in the footnotes to the financial statements.

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

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our Consolidated Financial Statements and their footnotes are set forth on pages F-1 through F-26.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of October 31, 2016. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of October 31, 2016, the Company's internal control over financial reporting is effective based on those criteria.

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

b) Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting occurred during the fiscal quarter ended October 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to the sections captioned "Directors," "Our Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance" and "Committees of the Board of Directors" in our 2017 proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended October 31, 2016.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to the sections captioned "Compensation of Executive Officers" and "Compensation of Non-Employee Directors" in our 2017 proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended October 31, 2016.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance Under Equity Compensation Plans.
The following table sets forth certain information as of October 31, 2016 about shares of our Common Stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements that were not required to be and were not submitted to our stockholders for approval.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)).
Equity compensation plans approved by security holders	-0-	-	500,000
Equity compensation plans not approved by security holders	-0-	-	-0-
Total	-0-	-	500,000

Additional information required by this Item is incorporated by reference to the section captioned "Security Ownership of Certain Beneficial Owners and Management" in our 2017 proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended October 31, 2016.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to the section captioned "Corporate Governance" in our 2017 proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended October 31, 2016.
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item is incorporated by reference to the sections captioned "Independent Registered Public Accounting Firm Fees" and "Pre-Approval Policies and Procedures" in our 2017 proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended October 31, 2016.

PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

a)	The following documents are filed as part of this report:

(1) Financial Statements

(2) Schedules

None

(3) Exhibits:

Exhibit No.	Description	Filed with this Form 10-K	Form	Incorporated by Reference Filing Date	Exhibit No.
3.1	Certificate of Incorporation		S-4	September 6, 2000	Exhibit B to Appendix A
3.2	Certificate of Amendment to Certificate of Incorporation		8-K	October 19, 2000	4.2
3.3	Amended and Restated By-Laws as adopted March 29, 2010		8-K	April 2, 2010	3.2
3.4	Certificate of Ownership and Merger of Crystal Rock Holdings, Inc. with and into Vermont Pure Holdings, Ltd.		8-K	April 30, 2010	3.1
4.1	Registration Rights Agreement with Peter K. Baker, Henry E. Baker, John B. Baker and Ross Rapaport		8-K	October 19, 2000	4.6
10.1*	1998 Incentive and Non-Statutory Stock Option Plan, as amended		14A	February 28, 2003	A
10.2*	2004 Stock Incentive Plan		14A	March 1, 2004	B
10.3*	Employment Agreement dated May 2, 2007 with Peter K. Baker		8-K	May 2, 2007	10.1
10.4*	Employment Agreement dated May 2, 2007 with Bruce S. MacDonald		8-K	May 2, 2007	10.3
10.5*	Employment Agreement dated May 2, 2007 with John B. Baker		8-K	May 2, 2007	10.2

10.6	Lease of Buildings and Grounds in Watertown, Connecticut from the Baker's Grandchildren Trust	S-4	September 6, 2000	10.22
10.7	First Amendment to the Lease of Buildings and Grounds in Watertown, Connecticut from the Baker's Grandchildren Trust	10-Q	September 14, 2007	10.4
10.8	Amended and Restated Credit Agreement dated April 5, 2010 with Bank of America.	8-K	April 9, 2010	10.1
10.9	Form of Amended and Restated Term Note dated April 5, 2010 to Bank of America.	8-K	April 9, 2010	10.2
10.10	Form of Amended and Restated Subordination and Pledge Agreement dated April 5, 2010 between Henry E. Baker and Bank of America.	8-K	April 9, 2010	10.3
10.11	Form of Amended and Restated Subordination and Pledge Agreement dated April 5, 2010 between John B. Baker and Peter K. Baker and Bank of America.	8-K	April 9, 2010	10.4
10.12	Form of Amended and Restated Promissory Note dated April 5, 2010 issued to Henry E. Baker, John B. Baker and Peter K. Baker	8-K	April 9, 2010	10.5
10.13	Form of Indemnification Agreement dated November 2, 2005 with each of Henry E. Baker, John B. Baker, Peter K. Baker, Phillip Davidowitz, David Jurasek, Bruce S. MacDonald and Ross S. Rapaport	10-K	January 30, 2006	10.21
10.14	Form of Indemnification Agreement dated November 2, 2005 with each of John M. Lapides and Martin A. Dytrych and dated February 15, 2012 for Lori J. Schafer	10-K	January 30, 2006	10.22
10.15	Financial Assistance Agreement with Connecticut Innovations dated August 20, 2007	10-K	January 29, 2008	10.30
10.16*	Amendment No. 1 to Employment Agreement with Peter K. Baker dated September 10, 2009.	10-Q	September 14, 2009	10.1
10.17*	Amendment No. 1 to Employment Agreement with John B. Baker dated September 10, 2009.	10-Q	September 14, 2009	10.2
10.18	Letter of Waiver and Consent dated September 15, 2010 signed by Martin Dytrych, Henry Baker, Peter Baker, and John Baker.	8-K	October 1, 2010	10.1
10.19	First Amendment to the Credit Agreement dated September 28, 2010 with Bank of America.	8-K	October 1, 2010	10.2
10.20	Letter from Henry E., Peter K., and John B. Baker and Ross S. Rapaport, as trustee, to Bank America, as agreed to, to amend Subordination Agreements.	8-K	October 1, 2010	10.3
10.21	Lease of Building and Land in Stamford, Connecticut from Henry E. Baker dated September 30, 2010.	8-K	October 1, 2010	10.4
10.22*	Amendment No. 2 to Employment Agreement with Peter K. Baker dated October 19, 2011.	10-K	January 27, 2012	10.24

10.23*	Amendment No. 2 to Employment Agreement with John B. Baker dated October 19, 2011.	10-K	January 27, 2012	10.25
10.24	Second Amendment to the Credit Agreement with Bank of America dated May 14, 2012.	10-Q	June 14, 2012	10.1
10.25	Third Amendment to the Credit Agreement with Bank of America dated March 13, 2013	10-Q	March 18, 2013	10.1
10.26	Amendment of Second Amended and Restated Subordinated Note and Subordinated Note to Henry Baker dated March 13, 2013	10-Q	March 18, 2013	10.2
10.27	Amendment of Subordinated Note to Peter and John Baker dated March 13, 2013	10-Q	March 18, 2013	10.3
10.28	Second Amended and Restated Term Note to Bank of America dated March 13, 2013	10-Q	March 18, 2013	10.4
10.29	Letter of Waiver and Consent dated December 21, 2012 signed by Martin Dytrych, Henry Baker, Peter Baker, and John Baker	8-K	December 28, 2012	10.1
10.30	Letter of Waiver and Consent From Bank of America dated December 21, 2012 signed by Donald Bates and Bruce MacDonald	8-K	December 28, 2012	10.2
10.32*	Crystal Rock Holdings, Inc. 2014 Stock Incentive Plan	14A	February 28, 2014	A
10.33	Fourth Amendment to the Credit Agreement with Bank of America dated September 30, 2013	10-K	January 27, 2015	10.33
10.34	Fifth Amendment to the Credit Agreement with Bank of America dated January 14, 2015	10-K	January 27, 2015	10.34
10.35	Second Amended and Restated Credit Agreement with Bank of America dated May 20, 2015	10-Q	June 15, 2015	10.1
10.36	Third Amended and Restated Term Note with Bank of America dated May 20, 2015	10-Q	June 15, 2015	10.2
10.37	Second Amended and Restated Revolving Credit Note Dated May 20, 2015	10-Q	June 15, 2015	10.3
10.38	Amendments to Subordinated Notes dated May 20, 2015	10-Q	June 15, 2015	10.4
10.39	First Amendment Agreement with Bank of America dated September 16, 2015	10-Q	September 18, 2015	10.1
10.40	Amendments to Subordinated Notes dated September 16, 2015	10-Q	September 18, 2015	10.2
10.41*	Employment Agreement dated April 20, 2007 with David Jurasek	10-K	January 29, 2016	10.41
10.42	Second Amendment Agreement with Bank of America dated September 12, 2016	10-Q	September 14, 2016	10.1
10.43	First Amendment dated October 11, 2016 to Lease of Building and Land 313 Long Ridge Road, Stamford, Connecticut between Henry E. Baker and Crystal Rock LLC, a Delaware Limited Liability Company dated September 30, 2010	8-K	October 17, 2016	10.1
10.44	Third Amendment dated October 11, 2016 to Lease of 1050 Buckingham Street, Watertown, CT between Henry E. Baker for the Baker Grandchildren Trust U/T/A dated May 5, 2000 and Crystal Rock Spring Water Company dated May 5, 2000	8-K	October 17, 2016	10.2

10.45*	Employment Agreement with Peter Baker dated November 1, 2016		8-K	November 2, 2016	10.1
10.46*	Employment Agreement with John Baker dated November 1, 2016		8-K	November 2, 2016	10.2
10.47*	Employment Agreement with David Jurasek dated November 1, 2016		8-K	November 2, 2016	10.3
21.1	Subsidiary	X
23.1	Consent of Wolf & Company, P.C.	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101
Interactive Data Files regarding (a) our Consolidated Balance Sheets as of October 31, 2016 and October 31, 2015, (b) our Consolidated Statements of Operations for the years ended October 31, 2016 and 2015, (c) Consolidated Statements of Comprehensive Income (Loss) for the years ended October 31, 2016 and 2015 (d) Consolidated Statements of Changes in Stockholders' Equity for the years ended October 31, 2016 and 2015, (e) our Consolidated Statements of Cash Flows for the years ended October 31, 2016 and 2015, and (f) the Notes to such Consolidated Financial Statements.

		X

* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Crystal Rock Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRYSTAL ROCK HOLDINGS, INC.
By: /s/ Peter K. Baker
Dated: January 26, 2017	Peter K. Baker, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Ross S. Rapaport Ross S. Rapaport	Chairman of the Board of Directors	January 26, 2017
/s/ John B. Baker John B. Baker	Executive Vice President and Director	January 26, 2017
/s/ Peter K. Baker Peter K. Baker	Chief Executive Officer and Director (principal executive officer)	January 26, 2017
/s/ Martin A. Dytrych Martin A. Dytrych	Director	January 26, 2017
/s/ John M. Lapides John M. Lapides	Director	January 26, 2017
/s/ Lori J. Schafer Lori J. Schafer	Director	January 26, 2017
/s/ Bruce S. MacDonald Bruce S. MacDonald	Secretary and Director	January 26, 2017
/s/ David Jurasek David Jurasek	Chief Financial Officer, Chief Accounting Officer and Treasurer	January 26, 2017

EXHIBITS TO CRYSTAL ROCK HOLDINGS, INC.
ANNUAL REPORT ON FORM 10‑K
FOR THE FISCAL YEAR ENDED OCTOBER 31, 2016
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

IDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Crystal Rock Holdings, Inc.
Watertown, Connecticut

We have audited the accompanying consolidated balance sheets of Crystal Rock Holdings, Inc. and subsidiary as of October 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crystal Rock Holdings, Inc. and subsidiary as of October 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Wolf & Company, P.C.
Boston, Massachusetts
January 26, 2017

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	October 31,	October 31,
	2016	2015

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,553,815	$3,091,471
Accounts receivable, trade - net of reserve of $268,711 and
$306,140 for 2016 and 2015, respectively	8,022,952	8,999,126
Inventories, net	2,061,713	2,611,681
Current portion of deferred tax asset	-	461,550
Other current assets	901,374	936,957

TOTAL CURRENT ASSETS	16,539,854	16,100,785

PROPERTY AND EQUIPMENT - net	6,768,185	6,869,986

OTHER ASSETS:
Goodwill	12,156,790	12,156,790
Other intangible assets - net	1,493,694	2,165,234
Deferred tax asset	692,373	145,110
Other assets	278,633	206,916

TOTAL OTHER ASSETS	14,621,490	14,674,050

TOTAL ASSETS	$37,929,529	$37,644,821

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long term debt	$1,599,996	$1,599,996
Accounts payable	3,268,951	3,149,964
Accrued expenses	3,087,566	2,490,752
Current portion of customer deposits	647,460	668,472
Current portion of unrealized loss on derivatives	24,793	8,912

TOTAL CURRENT LIABILITIES	8,628,766	7,918,096

Long term debt, less current portion	8,133,343	9,733,339
Deferred tax liability	4,472,100	4,150,506
Subordinated debt	9,000,000	9,270,000
Customer deposits, less current portion	2,529,300	2,602,891
Long term portion of unrealized loss on derivatives	7,660	-

TOTAL LIABILITIES	32,771,169	33,674,832

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock - $.001 par value, 50,000,000 authorized shares,
21,960,229 issued and 21,358,411 outstanding shares as of
October 31, 2016 and 2015	21,960	21,960
Additional paid in capital	58,464,742	58,464,076
Treasury stock, at cost, 601,818 shares as of October 31, 2016
and 2015	(900,360)	(900,360)
Accumulated deficit	(52,408,509)	(53,610,339)
Accumulated other comprehensive loss	(19,473)	(5,348)
TOTAL STOCKHOLDERS' EQUITY	5,158,360	3,969,989

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$37,929,529	$37,644,821

See the accompanying notes to the consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended October 31,
	2016	2015

NET SALES	$65,342,904	$73,901,102

COST OF GOODS SOLD	32,234,500	40,531,657

GROSS PROFIT	33,108,404	33,369,445

OPERATING EXPENSES:
Selling, general and administrative expenses	28,366,401	31,282,801
Advertising expenses	546,063	640,261
Amortization	671,540	740,456
Loss (gain) on disposal of property and equipment	1,209	(61,551)

TOTAL OPERATING EXPENSES	29,585,213	32,601,967

INCOME FROM OPERATIONS	3,523,191	767,478

OTHER EXPENSE:
Interest	1,617,243	1,627,444

INCOME (LOSS) BEFORE INCOME TAXES	1,905,948	(859,966)

INCOME TAX EXPENSE (BENEFIT)	704,118	(258,876)

NET INCOME (LOSS)	$1,201,830	$(601,090)

NET INCOME (LOSS) PER SHARE - BASIC	$0.06	$(0.03)

NET INCOME (LOSS) PER SHARE - DILUTED	$0.06	$(0.03)

WEIGHTED AVERAGE SHARES USED IN COMPUTATION - BASIC	21,358,411	21,358,411
WEIGHTED AVERAGE SHARES USED IN COMPUTATION - DILUTED	21,358,411	21,358,411

See the accompanying notes to the consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Year ended October 31,
	2016	2015

NET INCOME (LOSS)	$1,201,830	$(601,090)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Cash Flow Hedges:
Unrealized (loss) gain on derivatives designated as cash flow hedges	(14,125)	11,762
Other Comprehensive Income (Loss), net of tax	(14,125)	11,762
TOTAL COMPREHENSIVE INCOME (LOSS)	$1,187,705	$(589,328)

See the accompanying notes to the consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

							Accumulated
	Common		Additional		Treasury		Other
	Shares	Stock	Paid in	Treasury	Stock	Accumulated	Comprehensive
	Issued	Par Value	Capital	Shares	Amount	Deficit	Loss	Total
Balance, October 31, 2014	21,960,229	$21,960	$58,466,706	601,818	$(900,360)	$(53,009,249)	$(17,110)	$4,561,947

Non cash share-based compensation	-	-	(2,630)	-	-	-	-	(2,630)

Comprehensive Income (Loss)	-	-	-	-	-	(601,090)	11,762	(589,328)

Balance, October 31, 2015	21,960,229	$21,960	$58,464,076	601,818	$(900,360)	$(53,610,339)	$(5,348)	$3,969,989

Non cash share-based compensation	-	-	666	-	-	-	-	666

Comprehensive Income (Loss)	-	-	-	-	-	1,201,830	(14,125)	1,187,705

Balance, October 31, 2016	21,960,229	$21,960	$58,464,742	601,818	$(900,360)	$(52,408,509)	$(19,473)	$5,158,360

See the accompanying notes to the consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended October 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,201,830	$(601,090)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,688,413	2,724,855
Provision for bad debts on accounts receivable	273,822	270,421
Amortization	671,540	740,456
Non cash interest expense	1,156,876	270,000
Non cash change in fair value of contingent consideration	-	(4,764)
Deferred tax expense (benefit)	235,881	(179,682)
Loss (gain) on disposal of property and equipment	1,209	(61,551)
Non cash share-based compensation	666	(2,630)

Changes in operating assets and liabilities:
Accounts receivable	702,352	232,258
Inventories	549,968	(171,317)
Other current assets	44,999	(19,585)
Other assets	(71,717)	-
Accounts payable	118,987	(770,232)
Accrued expenses	596,814	(69,185)
Customer deposits	(94,603)	193,222
NET CASH PROVIDED BY OPERATING ACTIVITIES	8,077,037	2,551,176

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,628,937)	(2,515,132)
Proceeds from sale of property and equipment	41,116	81,974
Cash used for acquisitions	-	(66,196)
NET CASH USED BY INVESTING ACTIVITIES	(2,587,821)	(2,499,354)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net line of credit borrowings (repayments)	-	(500,000)
Proceeds from long term debt	-	4,404,752
Principal payments on debt	(3,026,872)	(2,646,065)
Payments of debt issuance costs	-	(60,082)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(3,026,872)	1,198,605

NET INCREASE IN CASH	2,462,344	1,250,427

CASH AND CASH EQUIVALENTS - Beginning of year	3,091,471	1,841,044

CASH AND CASH EQUIVALENTS - End of year	$5,553,815	$3,091,471

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION,
EXCLUDING NON-CASH FINANCING AND INVESTING ACTIVITIES:
Cash paid for interest	$454,467	$1,374,352

Cash paid (received) for taxes, net	$259,182	$(157,186)

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Notes payable issued in acquisitions	$-	$7,500

Accrued interest added to subordinated debt principal	$1,156,876	$270,000

See the accompanying notes to the consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1.	BUSINESS OF THE COMPANY AND BASIS OF PRESENTATION
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

Goodwill – Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The amount of impairment is measured as the excess of the carrying value over the implied fair value.  To test goodwill, we first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the applicable reporting unit is less than its carrying value. If, after assessing these events or circumstances, we determine that it is more likely than not that the fair value of such reporting unit is less than its carrying amount, we will proceed to perform a two-step impairment analysis.  In step one, the fair value of the Company is determined, using a weighted average of three different approaches – quoted stock price (a market approach), value comparisons to publicly traded companies believed to have comparable reporting units (a market approach), and discounted net cash flow (an income approach).  These approaches provide a reasonable estimation of the value of the Company and take into consideration the Company's thinly traded stock and concentrated holdings, market comparable valuations, and expected results of operations.  The resulting estimated fair value is then compared to the Company's equity value.  If the estimated fair value exceeds the Company's equity value, there is no impairment.  If the Company's equity value exceeds the estimated fair value, potential impairment is indicated and step two is necessary.  If impairment had been indicated, we would have then allocated the estimated fair value to all of the assets and liabilities of the Company (including unrecognized intangible assets) as if the Company had been acquired in a business combination and the estimated fair value was the price paid. We then would recognize impairment in the amount by which the carrying value of goodwill exceeded the implied value of goodwill as determined in this allocation.  Management reviewed qualitative factors relative to the carrying value of goodwill as of October 31, 2016 and determined, without a two-step impairment assessment, that it was more likely than not that the fair value of the Company is greater than its carrying amount.  The Company conducted a step-one assessment of the carrying value of its goodwill as of October 31, 2015 and determined that goodwill was not impaired.
Intangible Assets and Impairment for Long-Lived and Intangible Assets – Intangible assets with lives restricted by contractual, legal, or other means are amortized over their useful lives. The Company defines an asset's useful life as the period over which the asset is expected to contribute to the future cash flows of the entity.  Intangible assets consist primarily of customer lists and covenants not to compete, with estimated lives ranging from 3 to 5 years.  Trademarks have estimated lives of 30 years.  The Company reviews long-lived assets and certain identifiable intangible assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.  Recoverability is assessed based on estimated undiscounted future cash flows.  As of October 31, 2016 and 2015, the Company believes that there has been no impairment of its long-lived and intangible assets.

Stock-Based Compensation – The Company has three stock-based compensation plans under which incentive and non-qualified stock options and restricted shares may be granted. There were no stock options granted under these plans during the years ended October 31, 2016 and 2015.  Prior to 2015, the Company has only issued options to purchase 51,250 shares of the Company's stock since 2005. The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost is recognized over the period during which an employee is required to provide services in exchange for the award, the requisite service period (usually the vesting period). The Company provides an estimate of forfeitures at initial grant date.

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

Fair Value of Financial Instruments – The carrying amounts reported in the consolidated balance sheet for cash equivalents, trade receivables, and accounts payable approximate fair value based on the short-term maturity of these instruments.  The carrying value of senior debt approximates its fair value since it provides for variable market interest rates. The Company uses a swap agreement to hedge the interest rates on its senior debt.  The swap agreement is carried at fair value.  Subordinated debt is carried at its approximate market value based on periodic comparisons to similar instruments in the market place.
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

Revenue Recognition – Revenue is recognized when products are delivered to customers. A certain amount of the Company's revenue is derived from renting water coolers and coffee brewers.  These rentals are generally for 12 months of service and are accounted for as operating leases.  To open an account that includes the rental of equipment, a customer is required to sign a contract that recognizes the receipt of the equipment, outlines the Company's ownership rights, the customer's responsibilities concerning the equipment, and the rental charge for the agreed to number of months.  In general, the customer does not renew the agreement after the initial term, and the rental continues on a month to month basis until the customer returns the equipment in good condition.  The Company recognizes the income ratably over the life of the rental agreement. After the initial rental agreement term expires, rental revenue is recognized monthly as billed.
Shipping and Handling Costs – The Company distributes its home and office products directly to its customers on its own trucks.  The delivery costs related to the Company's route system, which are reported under selling, general, and administrative expenses, were approximately $12,550,000 and $13,390,000 for fiscal years 2016 and 2015, respectively.

Reclassification – Certain amounts have been reclassified in 2015 financial statements to conform with the 2016 presentation.
Adopted Accounting Standards Updates
Effective August 1, 2016, we elected to early adopt Financial Accounting Standards Board ("FASB") Accounting Standards Update ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes on a prospective basis. This guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as non-current on the balance sheet.  Prior reporting periods were not retrospectively adjusted.  The adoption of ASU 2015-17 had no impact on our results of operations or cash flows for the year ended October 31, 2016.
Effective August 1, 2016, we elected to early adopt FASB ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. This guidance clarifies that if a cloud computing arrangement includes a software license, the customer should account for the license consistent with its accounting for other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract. We elected to adopt the amendments prospectively for all arrangements entered into or materially modified after August 1, 2016. The adoption of ASU 2015-05 does not have a significant impact on our consolidated financial statements. We record the qualified cloud-based software license fees as software intangible assets instead of prepaid expenses, and amortize them over the contract length as software amortization expense instead of service expense. Both amortization expense and service expense are included in the selling, general and administrative expense line of our consolidated statements of operations, resulting in no significant impact on our income from operations, net income or cash flows.
3.	MERGERS AND ACQUISITIONS
The Company had no acquisitions in fiscal year 2016.
In fiscal year 2015 the Company purchased certain assets of Old Mill Pond Springs in Massachusetts.  The purchase price paid for the acquisition is as follows:
Old Mill
Fiscal Year 2015	Pond Springs
Month Acquired	March
Cash	$66,196
Accounts Receivable	1,304
Debt	7,500
Purchase Price	$75,000

There were no acquisition-related costs in fiscal years 2016 and 2015.

The allocation of purchase price to the corresponding line item on the financial statements related to the acquisition for fiscal 2015 year is as follows:

2015
Property and Equipment, net	$11,512
Accounts receivable	1,304
Other Intangible Assets	62,184
Purchase Price	$75,000

The following table summarizes the pro forma consolidated condensed results of operations (unaudited) of the Company for the fiscal year ended October 31, 2015 as though the acquisition had been consummated at the beginning of fiscal year 2015.

2015
Net Sales	$73,970,099
Net Income (Loss)	$(588,673)
Net Income (Loss) Per Share-Diluted	$(.03)
Weighted Average Common Shares Outstanding-Diluted	21,358,411

The operating results of the acquired entity has been included in the accompanying statements of operations since the respective date of acquisition.

4.	ACCOUNTS RECEIVABLE

The activity in the allowance for doubtful accounts for the years ended October 31, 2016 and 2015 is as follows:

	2016	2015
Balance, beginning of year	$306,140	$273,346
Provision	273,822	270,421
Write-offs	(311,251)	(237,627)
Balance, end of year	$268,711	$306,140

5.	INVENTORIES

Inventories consisted of the following at:

	October 31,	October 31,
	2016	2015
Finished Goods	$2,117,241	$2,453,974
Raw Materials	178,134	157,707
Inventory reserve	(233,662)	-
Total Inventories	$2,061,713	$2,611,681

Finished goods inventory consists of products that the Company sells such as, but not limited to, coffee, cups, soft drinks, and snack foods.  Raw material inventory consists primarily of bottle caps.  The amount of raw and bottled water on hand does not represent a material amount and is not included in inventory.  The Company estimates that value as of October 31, 2016 and October 31, 2015 to be $47,000 and $65,000, respectively.  This value includes the cost of allocated overhead.  Bottles are accounted for as fixed assets (see note 7).  The inventory reserve relates to unsaleable items held in inventory.

6.	OTHER CURRENT ASSETS
At October 31, the balance of other current assets is itemized as follows:

	2016	2015
Notes Receivable – Current	$83,339	$59,811
Prepaid Insurance	282,952	306,812
Prepaid Software	74,121	18,780
Prepaid Property Taxes	170,522	190,721
Prepaid Fees	46,100	46,100
Security Deposits	165,428	170,097
Miscellaneous	78,912	144,636
Total Other Current Assets	$901,374	$936,957

7.	PROPERTY AND EQUIPMENT, NET
Property and equipment at October 31 consisted of:
	Useful Life	2016	2015

Leasehold improvements	Shorter of useful life	$2,062,643	$2,062,643
	of asset or lease term
Machinery and equipment	3 - 10 yrs.	23,666,239	22,841,505
Bottles, racks and vehicles	3 - 7 yrs.	5,419,346	5,262,900
Furniture, fixtures and office equipment	3 - 7 yrs.	3,202,424	3,142,355
Construction in progress		338,373	-
Property and equipment before accumulated depreciation		34,689,025	33,309,403
Less accumulated depreciation		27,920,840	26,439,417
Property and equipment, net of accumulated depreciation		$6,768,185	$6,869,986

Depreciation expense for the fiscal years ended October 31, 2016 and 2015 was $2,688,413 and $2,724,855, respectively.

The construction in progress relates to capitalized costs related to software not yet placed in service.

8.	EQUIPMENT RENTAL

The carrying cost of the equipment rented to customers under contract, which is included in property and equipment in the consolidated balance sheets, is calculated as follows:

	2016	2015
Original Cost	$3,739,467	$3,308,958
Accumulated Depreciation	2,974,412	2,599,679
Carrying Cost	$765,055	$709,279

We expect to have revenue of $330,000 from the rental of equipment under contract at the end of the year over the next twelve months. After the twelve month period customer contracts convert to a month-to month basis.

9.	GOODWILL AND OTHER INTANGIBLE ASSETS
Major components of other intangible assets consisted of:
	October 31, 2016			October 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Wgt. Avg. Amort. Years	Gross Carrying Amount	Accumulated Amortization	Wgt. Avg. Amort. Years
Amortized Intangible Assets:
Covenants Not to Compete	$2,536,488	$2,444,293	1.80	$2,536,488	$2,382,570	2.54
Customer Lists	10,313,819	9,217,143	2.02	10,313,819	8,639,685	2.95
Other Identifiable Intangibles	608,393	303,570	23.04	608,393	271,211	24.00
Total	$13,458,700	$11,965,006		$13,458,700	$11,293,466

Amortization expense for the fiscal years ending October 31, 2016 and 2015 was $671,540 and $740,456, respectively.  There were no changes in the carrying amount of goodwill for the fiscal years ending October 31, 2016 and 2015.

Estimated amortization expense for the next five years is as follows:

Fiscal Year Ending October 31,
2017	$660,000
2018	518,000
2019	75,000
2020	18,000
2021	12,000

An assessment of the carrying value of goodwill was conducted as of October 31, 2016 and 2015.  In both years it was determined that goodwill was not impaired.  There were no changes in the carrying amount of goodwill for the fiscal years ended October 31, 2016 and 2015.

The Company elected to perform a qualitative (Step 0) assessment of goodwill as of October 31, 2016.  Qualitative factors that we considered in the Step 0 assessment included, but were not limited to, macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other relevant entity-specific events and our share price.  At the conclusion of the Step 0 assessment, the Company determined that is not more likely than not that the fair value of our reporting unit was less than the carrying value.

The Company elected to forgo the qualitative assessment of its goodwill as of October 31, 2015 and transitioned directly to Step 1.  The assessment of the carrying value of goodwill is a two step process. In step one, the fair value of the Company is determined, using a weighted average of three different approaches – quoted stock price (a market approach), value comparisons to publicly traded companies believed to have comparable reporting units (a market approach), and discounted net cash flow (an income approach).  This approach provided a reasonable estimation of the value of the Company and took into consideration the Company's thinly traded stock and concentrated holdings, market comparable valuations, and expected results of operations. The Company compared the resulting estimated fair value to its equity value as of October 31, 2015 and determined there was no impairment of goodwill. Step 2, which involves allocation of the fair value of the Company's assets and liabilities, was not necessary because impairment was not indicated in Step 1.

The Company is a single reporting unit as it does not have separate management of product lines and shares its sales, purchasing and distribution resources among the lines.

10.	OTHER ASSETS

Other assets as of October 31 are as follows:

	2016	2015
Non-current portion of notes receivable	$239,633	$167,916
Equity in ownership interests	39,000	39,000
Total	$278,633	$206,916

The Company has issued trade notes receivable.  As of October 31, 2016 and 2015, these have been paid timely and no reserves have been established for non payment.

11.	ACCRUED EXPENSES

Accrued expenses as of October 31 are as follows:
	2016	2015
Payroll and Vacation	$1,935,030	$1,363,393
Interest	304,675	298,728
Health Insurance	257,271	252,097
Accounting and Legal	193,000	303,508
Income Taxes	249,633	49,993
Miscellaneous	147,957	223,033
Total	$3,087,566	$2,490,752

12.	DEBT

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

At October 31, 2016, there was no balance outstanding on the line of credit and a letter of credit has been issued for $1,415,000 to collateralize the Company's liability insurance program as of that date.  Consequently, as of October 31, 2016, there was $3,585,000 available to borrow from the revolving line of credit. There was $9,733,000 outstanding on the term note as of October 31, 2016.

Effective September 12, 2016, the Company amended its Credit Agreement with the Bank of America (as so amended, the "Second Amendment").  Under the Second Amendment, interest is paid at a rate of one-month LIBOR plus a margin based on the achievement of a specified leverage ratio.  As of October 31, 2016, the margin was 2.50% for the term note and 2.25% for the revolving line of credit.  The Company fixed the interest rate on a portion of its term debt by entering into an interest rate swap.  As of October 31, 2016, the Company had $4,866,000 of the term debt subject to variable interest rates.  The one-month LIBOR was 0.53% on October 31, 2016 resulting in total variable interest rates of 3.03% and 2.78%, for the term note and the revolving line of credit, respectively, as of October 31, 2016.

The Second Amendment requires the Company to be in compliance with certain financial covenants as follows: (i) a maximum annual limit for capital expenditures of $4,000,000 each fiscal year, (ii) consolidated adjusted operating cash flows to consolidated total debt service ratio, as defined, to be no less than 1.5 to 1 for any reference period ending on or after October 31, 2016 and (iii) senior funded debt to consolidated adjusted EBITDA, as defined, to be no greater than 2.5 to 1 as of the end of any fiscal quarter ending on or after October 31, 2016.  As of October 31, 2016, the Company was in compliance with these financial covenants.

Subordinated Debt

In addition to the senior debt, as of October 31, 2016, the Company has subordinated debt owed to Henry, Peter and John Baker in the aggregate principal amount of $9,000,000 that is due November 20, 2020.  The interest rate on each of these notes is 12% per annum.

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

Annual Maturities
Annual maturities of debt as of October 31, 2016 are summarized as follows:

	Senior	Subordinated	Total
Fiscal year ending October 31,
2017	$1,600,000	$-	$1,600,000
2018	1,600,000	-	1,600,000
2019	1,600,000	-	1,600,000
2020	4,933,000	-	4,933,000
2021	-	9,000,000	9,000,000
Total Debt	$9,733,000	$9,000,000	$18,733,000

13.	ON-BALANCE SHEET DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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

The Company is also exposed to credit-related losses in the event of nonperformance by the counterparties to these agreements.  The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures, and currently has no reason to believe that any counterparties will fail to fulfill their obligations.
This interest rate swap agreement is considered a cash flow hedge to hedge against the variability of interest rates on outstanding debt.  The net unrealized loss relating to interest rate swaps was recorded in current and long term liabilities with an offset to other comprehensive income for the effective portion of the hedge. At October 31, 2016, these cash flow hedges were deemed 100% effective.  The portion of the net unrealized loss in current liabilities is the amount expected to be reclassified to income within the next twelve months.
The followin information pertains to the Company's outstanding interest rate swap at October 31, 2016.  The pay rate is fixed and the receive rate is one month LIBOR.
Instrument	Notional Amount	Pay Rate	Receive Rate
Interest rate swap	$4,866,668	1.25%	0.53%

The table below details the adjustments to other comprehensive income (loss), on a before-tax and net-of tax basis, for the fiscal years ended October 31, 2016 and 2015.

		Tax Benefit
	Before-Tax	(Expense)	Net-of-Tax
Fiscal Year Ended October 31, 2015
Loss on interest rate swap	$(9,556)	$3,823	$(5,733)
Reclassification adjustment for loss in income	29,160	(11,665)	17,495
Net unrealized gain	$19,604	$(7,842)	$11,762
Fiscal Year Ended October 31, 2016
Loss on interest rate swap	$(56,203)	$22,481	$(33,722)
Reclassification adjustment for loss in income	32,662	(13,065)	19,597
Net unrealized loss	$(23,541)	$9,416	$(14,125)

The reclassification adjustments of $32,662 and $29,160 represent interest the Company paid in excess of the amount that would have been paid without the interest rate swap agreement during the fiscal years ended October 31, 2016 and 2015, respectively. These amounts were reclassified from accumulated other comprehensive loss and recorded in the consolidated statements of operations as interest expense.  No other material amounts were reclassified during the fiscal years ended October 31, 2016 and 2015.

14.	FAIR VALUES OF ASSETS AND LIABILITIES
Fair Value Hierarchy
The Company's assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
Liabilities:
October 31, 2016
Unrealized loss on derivative	$-	$32,453	$-

October 31, 2015
Unrealized loss on derivative	$-	$8,912	$-

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

There were no assets or liabilities measured at fair value on a nonrecurring basis in fiscal years 2016 and 2015.

15.	COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company's operating leases consist of trucks, office equipment and rental property.
Future minimum rental payments, including related party leases described below, over the terms of various lease contracts are approximately as follows:
Fiscal Year Ending October 31,
2017	$2,831,000
2018	2,349,000
2019	1,964,000
2020	1,415,000
2021	994,000
Thereafter	117,000
Total	$9,670,000
Rent expense was $3,418,000 and $3,784,000 for the fiscal years ended October 31, 2016 and 2015, respectively.
16.	STOCK BASED COMPENSATION
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

In April 2004, the Company's shareholders approved the 2004 Stock Incentive Plan.  This plan provides for issuances of awards of up to 250,000 of the Company's common stock in the form of restricted or unrestricted shares, or incentive or non-statutory stock options for the purchase of the Company's common stock. Of the total amount of shares authorized under this plan, no options are outstanding and 26,000 restricted shares have been granted at October 31, 2016.  As of February 18, 2014, no further options may be granted under the 2004 plan.

In April 2014, the Company's stockholders approved the 2014 Stock Incentive Plan.  The plan provided for issuances of awards of up to 500,000 restricted or unrestricted shares of the Company's common stock, or incentive or non-statutory stock options to purchase such common stock.  Of the total amount of shares authorized under this plan, no options have been granted and 500,000 shares are available for grant at October 31, 2016.

All incentive and non-qualified stock option grants had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table summarizes the activity related to stock options and outstanding stock option balances during the last two fiscal years:
	Outstanding Options (Shares)	Weighted Average Exercise Price
Balance at October 31, 2014	247,750	2.07
Expired	(201,500)	2.33
Forfeited	(36,250)	.90
Balance at October 31, 2015	10,000.90
Forfeited	(10,000)	.90
Balance at October 31, 2016	-
There were no exercisable stock options as of October 31, 2016.
Outstanding options were granted with lives of 10 years and provide for vesting over a term of 5 years.  There is no unrecognized future compensation cost to be recorded.  Compensation is determined using the Black-Scholes model and the simplified method to derive the expected term of the options and historical volatility over the past five years.
17.	REPURCHASE OF COMMON STOCK
In May 2012, the Company's Board of Directors approved the purchase of up to $500,000 of the Company's common stock.  No shares were purchased during fiscal years ending October 31, 2016 and 2015.

18.	INCOME TAXES
The following is the composition of income tax (benefit) expense:

	2016	2015
Current:
Federal	$374,551	$(79,333)
State	84,270	138
Total current	$458,821	$(79,195)

Deferred:
Federal	$216,202	$(5,411)
State	29,095	(174,270)
Total deferred	245,297	(179,681)
Total income tax expense (benefit)	$704,118	$(258,876)

Deferred tax assets (liabilities) at October 31, 2016 and 2015, are as follows:

	2016	2015
Deferred tax assets:
Allowance for doubtful accounts	$102,110	$116,333
Accrued compensation	217,064	212,284
Accruals and reserves	269,868	126,192
Charitable contributions	14,064	79,903
Interest rate swaps	12,981	3,565
Subpart F Income	9,595	-
State credits and NOLs	66,691	68,383
Total deferred tax assets	692,373	606,660

Deferred tax liabilities:
Depreciation	(1,711,018)	(1,715,035)
Amortization	(2,761,082)	(2,435,471)
Total deferred tax liabilities	(4,472,100)	(4,150,506)
Net deferred tax liability	$(3,779,727)	$(3,543,846)

Income tax expense differs from the amount computed by applying the statutory tax rate to net income (loss) before income tax expense as follows:

	2016	2015
Income tax (benefit) expense computed at the statutory rate	648,022	$(300,028)
State income taxes (benefit) expense, net of federal benefit	70,354	(29,615)

Subpart F income	-	85,975
Meals and entertainment	28,592	33,738
Other differences	(42,850)	(48,946)
Income tax expense (benefit)	$704,118	$(258,876)

The Company recognizes interest and penalties related to the unrecognized tax benefits in tax expense.  The Company had approximately $41,000 of interest and penalties accrued at October 31, 2016 and 2015.
Generally, the Company is subject to federal and state tax examinations by tax authorities for years after October 31, 2013.

19.	NET INCOME PER SHARE AND WEIGHTED AVERAGE SHARES
The following calculation provides the reconciliation of the denominators used in the calculation of basic and fully diluted earnings per share:

	2016	2015
Net Income (Loss)	$1,201,830	$(601,090)
Denominator:
Basic Weighted Average Shares Outstanding	21,358,411	21,358,411
Effect of Stock Options	-	-
Diluted Weighted Average Shares Outstanding	21,358,411	21,358,411

Basic Net Income (Loss) Per Share	$0.06	$(.03)

Diluted Net Income (Loss) Per Share	$0.06	$(.03)

As of October 31, 2016, there were no outstanding options.  As of October 31, 2015, there were 10,000 options outstanding that were not included in the dilution calculation because the options' exercise price exceeded the market price of the underlying common shares.
20.	RETIREMENT PLAN
The Company has a defined contribution plan which meets the requirements of Section 401(k) of the Internal Revenue Code. All employees of the Company who are at least twenty-one years of age are eligible to participate in the plan. The plan allows employees to defer a portion of their salary on a pre-tax basis and the Company contributes 25% of amounts contributed by employees up to 6% of their salary. Company contributions to the plan amounted to $100,000, and $143,000, for the fiscal years ended October 31, 2016 and 2015, respectively.
21.	RELATED PARTY TRANSACTIONS
Directors and Officers
The Baker family group, consisting of three current directors, Peter Baker (CEO), John Baker (Executive Vice President) and Ross Rapaport (Chairman), as trustee, as well as Henry Baker, a former director, together own a majority of Company common stock.  In addition, in connection with the acquisition of Crystal Rock Spring Water Company in 2000, the Company issued members of the Baker family group 12% subordinated promissory notes secured by all of our assets.  The balance on these notes as of October 31, 2016 is $9,000,000.
John Baker and Peter Baker have employment agreements with the Company.  The agreements provide for annual salaries of $320,000 for each and other bonuses and perquisites.  Effective November 1, 2016, new employment agreements were finalized.  See Note 24, "Subsequent Event."

The Company leases a 67,000 square foot facility in Watertown, Connecticut and a 22,000 square foot facility in Stamford, Connecticut from a Baker family trust.  The lease in Watertown expires in October 2021 and the lease in Stamford expires in September 2020.

Future minimum rental payments under these leases are as follows:
Fiscal year ending October 31,	Stamford	Watertown	Total
2017	$256,668	$470,521	$727,189
2018	256,668	470,521	727,189
2019	256,668	470,521	727,189
2020	235,279	470,521	705,800
2021	-	470,521	470,521
Totals	$1,005,283	$2,352,605	$3,357,888

The Company's Chairman of the Board, Ross S. Rapaport, who also acts as Trustee in various Baker family trusts, is employed by McElroy, Deutsch, Mulvaney & Carpenter LLP (formerly Pepe & Hazard, LLP) a business law firm that the Company uses from time to time.  During fiscal 2016 and 2015 the Company paid approximately $27,000 and $65,000, respectively, for services provided by McElroy, Deutsch, Mulvaney & Carpenter LLP.

The Company's Chief Financial Officer, David Jurasek, is husband of Cheryl Jurasek, the Company's Vice President of Human Resources.  During fiscal 2016 and 2015 her compensation, including the value of a Company-provided automobile, was approximately $132,000 each year.

22.	CONCENTRATION OF CREDIT RISK

The Company maintains its cash accounts at various financial institutions in non-interest bearing accounts.  The accounts are covered to $250,000 by the basic limit on federal deposit insurance.
23.	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)", which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation.  In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of the ASU to fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2016. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU. The Company is currently evaluating the transition methods and the impact of the standard on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, "Interest-Imputation of Interest" (Topic 835-30), that requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  ASU 2015-05 will be effective in the first quarter of fiscal 2017. The adoption of this guidance by the Company is not expected to have a material impact on its consolidated balance sheets.

In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory". The ASU requires entities using the first-in, first-out (FIFO) inventory costing method to subsequently value inventory at the lower of cost and net realizable value. This ASU defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU requires prospective application and is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years, with early adoption permitted. The adoption of this guidance by the Company is not expected to have a material impact on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, "Leases", which is intended to improve financial reporting about leasing transactions.  This ASU requires that leased assets be recognized as assets on the balance sheet and the liabilities for the obligations under the lease also be recognized on the balance sheet.  This ASU requires disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases.  The required disclosures include qualitative and quantitative requirements.  This ASU is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years.  Early adoption is permitted. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. We are currently in the process of evaluating our adoption timing and the impact of this new pronouncement on our consolidated financial position and results of operations.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), which addresses presentations of total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.  Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows.  The guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The adoption of this guidance is not expected to have a material impact on its consolidated financial statements.

24.	SUBSEQUENT EVENT

On November 1, 2016 the Company finalized new employment agreements with its three executive officers, Peter Baker, John Baker, and David Jurasek.  Each agreement expires on December 31, 2019 unless terminated earlier.  The compensation and terms are defined in the agreements.