Form 10-Q
period 2017-01-31
Crystal Rock Holdings, Inc.
filed 2017-03-16
CIK 1123316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from -----_____ to _________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ____    No    X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares outstanding at
Common Stock, $.001 Par Value	March 10, 2017
21,358,411

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

Table of Contents

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Consolidated Balance Sheets as of
	January 31, 2017 and October 31, 2016	3

	Consolidated Statements of Operations
	for the Three Months Ended January 31, 2017 and
	2016	4

	Consolidated Statements of
	Comprehensive Loss for the Three Months
	Ended January 31, 2017 and 2016	5

	Consolidated Statements of Cash Flows
	for the Three Months Ended January 31,
	2017 and 2016	6

	Notes to Consolidated Financial
	Statements	7-14

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of
	Operations.	15-19

Item 3.	Quantitative and Qualitative Disclosures
	About Market Risk.	20

Item 4.	Controls and Procedures.	20

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	21

Item 1A.	Risk Factors.	21

Item 2.	Unregistered Sales of Equity Securities and
	Use of Proceeds.	21

Item 3.	Defaults Upon Senior Securities.	21

Item 4.	Mine Safety Disclosures.	21

Item 5.	Other Information.	21

Item 6.	Exhibits.	21-22

SIGNATURE		23

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	January 31,	October 31,
	2017	2016
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,371,042	$5,553,815
Accounts receivable, trade - net of reserve of $221,016 and
$268,711 for 2017 and 2016, respectively	7,716,091	8,022,952
Inventories, net	2,261,356	2,061,713
Other current assets	818,455	901,374

TOTAL CURRENT ASSETS	14,166,944	16,539,854

PROPERTY AND EQUIPMENT - net	6,752,119	6,768,185

OTHER ASSETS:
Goodwill	12,156,790	12,156,790
Other intangible assets - net	1,323,357	1,493,694
Deferred tax asset	692,373	692,373
Other assets	264,473	278,633

TOTAL OTHER ASSETS	14,436,993	14,621,490

TOTAL ASSETS	$35,356,056	$37,929,529

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long term debt	$1,599,996	$1,599,996
Accounts payable	2,205,874	3,268,951
Accrued expenses	2,061,628	3,087,566
Current portion of customer deposits	646,844	647,460
Current portion of unrealized loss on derivatives, net	10,317	24,793

TOTAL CURRENT LIABILITIES	6,524,659	8,628,766

Long term debt, less current portion	7,733,344	8,133,343
Deferred tax liability	4,472,100	4,472,100
Subordinated debt	9,000,000	9,000,000
Customer deposits, less current portion	2,528,925	2,529,300
Long term portion of unrealized loss on derivatives	-	7,660

TOTAL LIABILITIES	30,259,028	32,771,169

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock - $.001 par value, 50,000,000 authorized shares,
21,960,229 issued and 21,358,411 outstanding shares as of
January 31, 2017 and October 31, 2016	21,960	21,960
Additional paid in capital	58,464,742	58,464,742
Treasury stock, at cost, 601,818 shares as of January 31, 2017
and October 31, 2016	(900,360)	(900,360)
Accumulated deficit	(52,483,123)	(52,408,509)
Accumulated other comprehensive loss	(6,191)	(19,473)
TOTAL STOCKHOLDERS' EQUITY	5,097,028	5,158,360

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$35,356,056	$37,929,529

See the accompanying notes to the consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended January 31,
	2017	2016
	(unaudited)

NET SALES	$14,650,146	$16,131,560

COST OF GOODS SOLD	6,956,412	8,542,117

GROSS PROFIT	7,693,734	7,589,443

OPERATING EXPENSES:
Selling, general and administrative expenses	7,171,804	6,948,863
Advertising expenses	119,439	135,969
Amortization	170,337	159,272
Gain on disposal of property and equipment	-	(3,300)

TOTAL OPERATING EXPENSES	7,461,580	7,240,804

INCOME FROM OPERATIONS	232,154	348,639

OTHER EXPENSE:
Interest	350,590	397,445

LOSS BEFORE INCOME TAXES	(118,436)	(48,806)

INCOME TAX BENEFIT	(43,822)	(19,278)

NET LOSS	$(74,614)	$(29,528)

NET LOSS PER SHARE - BASIC	$(0.00)	$(0.00)

NET LOSS PER SHARE - DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES USED IN COMPUTATION - BASIC	21,358,411	21,358,411
WEIGHTED AVERAGE SHARES USED IN COMPUTATION - DILUTED	21,358,411	21,358,411

See the accompanying notes to the consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three months ended January 31,

	2017	2016
	(Unaudited)

NET LOSS	$(74,614)	$(29,528)
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Cash Flow Hedges:
Unrealized gain (loss) on derivatives designated as cash flow hedges	13,282	(27,726)
Other Comprehensive Income (Loss), net of tax	13,282	(27,726)
TOTAL COMPREHENSIVE LOSS	$(61,332)	$(57,254)

See the accompanying notes to the consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended January 31,
	2017	2016
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(74,614)	$(29,528)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	654,427	681,764
Provision for bad debts on accounts receivable	89,129	48,654
Amortization	170,337	159,272
Non cash interest expense	-	276,480
Gain on disposal of property and equipment	-	(3,300)
Non cash share-based compensation	-	(1,580)

Changes in operating assets and liabilities:
Accounts receivable	217,732	414,294
Inventories	(199,643)	92,765
Other current assets	74,065	181,911
Other assets	14,160	-
Accounts payable	(1,063,077)	(56,636)
Accrued expenses	(1,025,938)	(551,656)
Customer deposits	(991)	23,656
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES	(1,144,413)	1,236,096

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(638,361)	(395,638)
Proceeds from sale of property and equipment	-	3,300
NET CASH USED IN INVESTING ACTIVITIES	(638,361)	(392,338)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(399,999)	(399,999)
NET CASH USED IN FINANCING ACTIVITIES	(399,999)	(399,999)

NET (DECREASE) INCREASE IN CASH	(2,182,773)	443,759

CASH AND CASH EQUIVALENTS - beginning of period	5,553,815	3,091,471

CASH AND CASH EQUIVALENTS - end of period	$3,371,042	$3,535,230

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest	$371,800	$112,720

Cash paid for taxes	$249,850	$6,450

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Accrued interest added to subordinated debt principal	$-	$276,480

See the accompanying notes to the consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position, results of operations, and cash flows for the periods presented.  The results have been determined on the basis of generally accepted accounting principles and practices of the United States of America (“GAAP”), applied consistently with the Annual Report on Form 10-K of Crystal Rock Holdings, Inc. (the “Company”) for the year ended October 31, 2016.

Certain information and footnote disclosures normally included in audited consolidated financial statements presented in accordance with GAAP have been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2016.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

The financial statements herewith reflect the consolidated operations and financial condition of Crystal Rock Holdings, Inc. and its wholly owned subsidiary Crystal Rock LLC.

2. GOODWILL AND OTHER INTANGIBLE ASSETS

Major components of intangible assets consisted of:

	January 31, 2017			October 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Wgt. Avg. Amort. Years	Gross Carrying Amount	Accumulated Amortization	Wgt. Avg. Amort. Years
Amortized Intangible Assets:
Covenants Not to Compete	$2,536,488	$2,460,558	1.63	$2,536,488	$2,444,293	1.80
Customer Lists	10,313,819	9,363,125	1.80	10,313,819	9,217,143	2.02
Other Identifiable Intangibles	608,393	311,660	22.80	608,393	303,570	23.04
Total	$13,458,700	$12,135,343		$13,458,700	$11,965,006

Amortization expense for the three month periods ending January 31, 2017 and 2016 was $170,337 and $159,272, respectively.  There were no changes in the carrying amount of goodwill for the three months ending January 31, 2017.

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

At January 31, 2017, there was no balance outstanding on the line of credit and a letter of credit issued for $1,415,000 to collateralize the Company’s liability insurance program as of that date.  Consequently, as of January 31, 2017, there was $3,585,000 available to borrow from the revolving line of credit. There was $9,333,000 outstanding on the term note as of January 31, 2017.

Effective September 12, 2016, the Company amended its Credit Agreement with Bank of America (the “Second Amendment”).  Under the Second Amendment, interest is paid at a rate of one-month LIBOR plus a margin based on the achievement of a specified leverage ratio.  As of January 31, 2017, the margin was 2.50% for the term note and 2.25% for the revolving line of credit.  The Company fixed the interest rate on a portion of its term debt by entering into an interest rate swap.  As of January 31, 2017, the Company had $4,667,000 of the term debt subject to variable interest rates.  The one-month LIBOR was 0.77% on January 31, 2017 resulting in total variable interest rates of 3.27% and 3.02%, for the term note and the revolving line of credit, respectively, as of January 31, 2017.

The Second Amendment requires the Company to be in compliance with certain financial covenants as follows: (i) a maximum annual limit for capital expenditures of $4,000,000 each fiscal year, (ii) consolidated adjusted operating cash flows to consolidated total debt service ratio, as defined, to be no less than 1.5 to 1 for any reference period ending on or after October 31, 2016 and (iii) senior funded debt to consolidated adjusted EBITDA, as defined, to be no greater than 2.5 to 1 as of the end of any fiscal quarter ending on or after October 31, 2016.  As of January 31, 2017, the Company was in compliance with these financial covenants.

In addition to the senior debt, as of January 31, 2017, the Company has subordinated debt owed to Henry, Peter and John Baker in the aggregate principal amount of $9,000,000 that is due November 20, 2020.  The interest rate on each of these notes is 12% per annum.

The notes are secured by all of the assets of the Company but specifically subordinated, with a separate agreement between the debt holders, to the senior financing facility described above.

4. INVENTORIES
Inventories consisted of the following at:

	January 31,	October 31,
	2017	2016
Finished Goods	$2,282,759	$2,117,241
Raw Materials	182,993	178,134
Inventory reserve	(204,396)	(233,662)
Total Inventories	$2,261,356	$2,061,713

Finished goods inventory consists of products that the Company sells such as, but not limited to, coffee, cups, soft drinks, and snack foods.  Raw material inventory consists primarily of bottle caps.  The amount of raw and bottled water on hand does not represent a material amount of inventory.  The Company estimates that value as of January 31, 2017 and October 31, 2016 to be $44,000 and $47,000, respectively.  This value includes the cost of allocated overhead.  Bottles are accounted for as fixed assets.
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

This interest rate swap agreement is considered a cash flow hedge to hedge against the variability of interest rates on outstanding debt.  The net unrealized loss relating to interest rate swaps was recorded in current and long term liabilities with an offset to other comprehensive income for the effective portion of the hedge. At January 31, 2017, these cash flow hedges were deemed 100% effective.  The portion of the net unrealized loss in current liabilities is the amount expected to be reclassified to income within the next twelve months.

The following information pertains to the Company's outstanding interest rate swap at January 31, 2017.  The pay rate is fixed and the receive rate is one month LIBOR.

Instrument	Notional Amount	Pay Rate	Receive Rate
Interest rate swap	$4,666,668	1.25%	0.77%

The table below details the adjustments to other comprehensive income (loss), on a before tax and net-of tax basis, for the fiscal quarters ended January 31, 2017 and 2016.

	Before-Tax	Tax Benefit	Net-of-Tax
Three Months Ended January 31, 2016
Loss on interest rate swap	$(51,043)	$20,417	$(30,626)
Reclassification adjustment for loss in income	4,833	(1,933)	2,900
Net unrealized loss	$(46,210)	$18,484	$(27,726)
Three Months Ended January 31, 2017
Gain on interest rate swap	$15,121	$(6,048)	$9,073
Reclassification adjustment for loss in income	7,015	(2,806)	4,209
Net unrealized gain	$22,136	$(8,854)	$13,282

The reclassification adjustments of $7,015 and $4,833 represent interest the Company paid in excess of the amount that would have been paid without the interest rate swap agreement during the quarters ended January 31, 2017 and 2016, respectively. These amounts were reclassified from accumulated other comprehensive loss and recorded in consolidated statements of operations as interest expense.  No other material amounts were reclassified during the quarters ended January 31, 2017 and 2016.

6. FAIR VALUES OF ASSETS AND LIABILITIES

Fair Value Hierarchy

The Company’s assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
Liabilities:
January 31, 2017
Unrealized loss on derivatives	$-	$10,317	$-

October 31, 2016
Unrealized loss on derivatives	$-	$32,453	$-

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

The following calculation provides the reconciliation of the denominators used in the calculation of basic and fully diluted earnings per share:

	Three Months Ended January 31,
	2017	2016
Net Loss	$(74,614)	$(29,528)
Denominator:
Basic Weighted Average Shares Outstanding	21,358,411	21,358,411
Dilutive effect of Stock Options	-	-
Diluted Weighted Average Shares Outstanding	21,358,411	21,358,411
Basic Loss Per Share	$(.00)	$(.00)
Diluted Loss Per Share	$(.00)	$(.00)

As of January 31, 2017 and 2016 there were no options outstanding.

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

In April 2014, the Company’s stockholders approved the 2014 Stock Incentive Plan.  The plan provided for issuances of awards of up to 500,000 restricted or unrestricted shares of the Company’s common stock, or incentive or non-statutory stock options to purchase such common stock. Of the total amount of shares authorized under this plan, no options have been granted and 500,000 shares are available for grant at January 31, 2017.
The options issued under the plans generally vest in periods up to five years based on the continuous service of the recipient and have 10 year contractual terms.  Share awards generally vest over one year.  Option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the plans).
There was one option grant, for a total of 10,000 shares that was forfeited in the first three months of 2016.  Other than this forfeiture, there was no activity related to stock options and outstanding stock option balances during the three month periods ended January 31, 2017 and 2016.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses will be based on historical experience, current conditions, and reasonable and supportable forecasts that impact the collectability of the reported amount. The standard is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact the standard will have on the consolidated financial statements and related disclosures.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350), to simplify the process used to test for goodwill. Under the new standard, if “the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.”  For public companies, the ASU is effective for annual and any interim impairment tests for periods beginning after December 15, 2019.  Early adoption is permitted for impairment tests that occur after January 1, 2017. The Company is currently evaluating this guidance and the impact it will have on its consolidated financial statements.

10.   ACCOUNTS RECEIVABLE

Trade Accounts Receivable - Uncollectible individual accounts receivable are written off when deemed uncollectible, with any future recoveries recorded as income when received.
For more details regarding the Company’s accounts receivable polices refer to Note 2, Significant Accounting Policies, in the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2016.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto as filed in our Annual Report on Form 10-K for the year ended October 31, 2016 as well as the consolidated financial statements and notes contained herein.

Forward-Looking Statements

The “Management’s Discussion and Analysis” (MD&A) portion of this Form 10-Q contains forward-looking statements, including statements about these topics:

(1)	the potential adverse effect of climate changes and severe weather,
(2)	the outstanding debt levels may adversely impact the business profitability and ability to finance future expansion, and
(3)	the cost pressures related to commodities affecting our business.

The following factors could strain liquidity and working capital availability in MD&A about topic (1):  We incorporate by reference into this paragraph the full Risk Factor on page 15 of our 2016 Form 10-K beginning “Climate changes and severe weather may impact”.

The following factors could strain liquidity and working capital availability in MD&A about topic (2):  We incorporate by reference into this paragraph the full Risk Factor on page 15 of our 2016 Form 10-K beginning “Our Company is significantly leveraged”.

The following factors could cause actual results to differ materially from statements in MD&A about topic (3):  We incorporate by reference into this paragraph the full Risk Factor on page 15 of our 2016 Form 10-K beginning “Fluctuations in the cost of essential raw materials and commodities”.

Results of Operations

Overview and Trends

Our strategy of focusing sales efforts on new water customers and providing value-added service has resulted in stronger gross margins for the first three months of fiscal 2017 compared to the comparable period of 2016.
Sales in the first quarter of fiscal 2017 declined 9% from in the first quarter fiscal 2016, however sales of water products increased 6%.  The most notable sales decline for the period was in the office products category which accounted for over 90% of the net sales decline.
The effect of the office product revenue decline and the increase in water sales resulted in an increase in gross profit of $104,000 or 1%.

Selling and general and administrative expenses increased during the first three months of fiscal 2017 as compared to 2016.  This is the result of adding resources to increase sales volumes of traditional water and coffee products and improving customer service levels.  These added investments in improving the customer experience resulted in a reduction in operating income of $116,000 in the first quarter of fiscal 2017 compared to the comparable period in 2016.
Results of Operations for the Three Months Ended January 31, 2017 (First Quarter) Compared to the Three Months Ended January 31, 2016

Sales
Sales for the three months ended January 31, 2017 were $14,650,000 compared to $16,132,000 for the corresponding period in 2016, a decrease of $1,482,000 or 9%.  Other than water and other, all sales categories declined.  The most notable decline was that of office products.  The comparative breakdown of sales of the product lines for the respective three-month periods ended January 31, 2017 and 2016 is as follows:

Product Line (000’s $)	2017	2016	Difference	% Diff.
Water	$6,520	$6,148	$372	6%
Coffee	2,700	2,922	(222)	(8%)
Refreshment	2,049	2,369	(320)	(14%)
Equipment Rental	1,779	1,791	(12)	(1%)
Office Products	1,127	2,479	(1,352)	(5%)
Other	475	423	52	12%
Total	$14,650	$16,132	$(1,482)	(9%)

Water – Sales of water increased 6% for the first quarter 2017 as compared to the same period of 2016.  The increase is attributable to a volume increase of 6% as prices have remained stable.

Coffee – The decrease in sales was attributable to a decline in our traditional higher volume bulk and K-cup lines.  Bulk products sales continued to be negatively influenced by the single serve lines and K-cup sales declined as a result of ongoing commoditization of coffee products.

Refreshment – Complementary coffee products, single serve drinks, small package water, and cups, all declined.  The Company no longer services vending machines which accounted for $204,000 of the sales decline in this category.

Equipment Rental – The decrease in sales was a result of a 1% decrease in the average monthly rental price per rental unit.  The number of rental units in the field increased by less than 1%.

Office Products – The decrease in sales was a result of implemented price increases on items previously sold at cost or near cost.

Other – The increase is attributable to an increase in the sale of equipment.

Gross Profit/Cost of Goods Sold – Despite a decrease in sales for the three months ended January 31, 2017, gross profit increased to $7,694,000 from $7,589,000 for the comparable period in 2016.  As a percentage of sales, gross margin was 53% compared to 47% for the same period a year ago.  For the comparable three month periods, water accounted for 45% and 38% of total sales in 2017 and 2016 respectively.  Lower margin office product sales for the same periods accounted for 8% and 15% of total sales in 2017 and 2016 respectively.  The improved sales in the higher margin water products and the decrease in lower margin office products coupled to improve our gross margin by 6%.

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

Operating Expenses and Income from Operations

Total operating expenses increased to $7,462,000 in the first fiscal quarter of 2017 from $7,241,000 in the comparable period in 2016, an increase of $221,000, or 3%.

Selling, general and administrative (SG&A) expenses of $7,172,000 in the first fiscal quarter of 2017 increased $223,000, or 3%, from $6,949,000 in the comparable period in 2016.  Of total SG&A expenses, route distribution costs decreased $162,000, or 5%, as a result of lower labor, truck operating and fuel costs; combined selling and marketing costs increased $198,000, or 24%, as a result of increased sales staffing; and administration costs increased $187,000, or 7%, as a result of increased spending in the areas of information technology and customer service improvements.

Advertising expenses were $119,000 in the first fiscal quarter of 2017 compared to $136,000 in the first quarter of 2016, a decrease of $17,000, or 13%. The decrease in advertising costs is primarily related to lower utilization of printed advertising materials.

Amortization increased to $170,000 in the first fiscal quarter of 2017 from $159,000 in the comparable quarter in 2016, an increase of $11,000, or 7%.  Amortization is attributable to intangible assets that were acquired as part of acquisitions.  We had no gains or losses from the sale of assets in the first quarter of 2017.  We recognized a gain from the sale of assets of $3,000 in the first fiscal quarter of 2016. We routinely sell assets used in the normal course of business as they are replaced with newer assets.

The income from operations for the three months ended January 31, 2017 was $232,000 compared to $349,000 in the comparable period in 2016, a decline of $117,000.  The decline was the result of higher selling and administrative expenses partially offset by higher gross profits and lower delivery expenses.

Interest, Taxes, and Other Expenses

Interest expense was $351,000 for the three months ended January 31, 2017 compared to $397,000 in the three months ended January 31, 2016, a decrease of $46,000.  The decrease is attributable to lower average interest rates and lower debt balances.
The loss before income taxes was $118,000 for the three months ended January 31, 2017 compared to $49,000 in the corresponding period in 2016, an increased loss of $69,000.  The tax benefit for the first quarter of 2017 was $44,000 compared to $19,000 in 2016.

Net Loss

The net loss for the three months ended January 31, 2017 was $75,000 compared to a net loss of $30,000 in the corresponding period in 2016.  The increased net loss is attributable to increased operating expenses partially offset by a higher gross profit.

Liquidity and Capital Resources

As of January 31, 2017, we had working capital of $7,642,000 compared to $7,911,000 as of October 31, 2016, a decrease of $269,000.  The most significant change in working capital was due to the use of cash for investment purposes in the purchase of equipment in the first quarter of 2017.  Cash used from operations during the three months ended January 31, 2017 was $1,144,000.  The primary driver of cash used was the use of cash generated by operations in the payment of liabilities during the quarter ended January 31, 2017.

Our Credit Agreement with Bank of America (the “Bank”) provides a senior financing facility consisting of term debt and a revolving line of credit.  As of January 31, 2017 we had $9,333,000 outstanding on our term loan.  We have no funds borrowed from our line of credit with the Bank.  We have a letter of credit of $1,415,000 secured by our line of credit resulting in $3,585,000 available to borrow on the line of credit as of January 31, 2017.

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

Effective September 12, 2016, the Company amended its Credit Agreement with Bank of America (the “Second Amendment”).  Under the Second Amendment, interest is paid at a rate of one-month LIBOR plus a margin based on the achievement of a specified leverage ratio.  As of January 31, 2017, the margin was 2.50% for the term note and 2.25% for the revolving line of credit.  The Company fixed the interest rate on a portion of its term debt by entering into an interest rate swap.  As of January 31, 2017, the Company had $4,667,000 of the term debt subject to variable interest rates.  The one-month LIBOR was 0.77% on January 31, 2017 resulting in total variable interest rates of 3.27% and 3.02%, for the term note and the revolving line of credit, respectively, as of January 31, 2017.

The following information pertains to the Company's outstanding interest rate swap at January 31, 2017.  The pay rate is fixed and the receive rate is one month LIBOR.

Instrument	Notional Amount	Pay Rate	Receive Rate
Interest rate swap	$4,666,668	1.25%	0.77%

The Second Amendment requires the Company to be in compliance with certain financial covenants as follows: (i) a maximum annual limit for capital expenditures of $4,000,000 each fiscal year, (ii) consolidated adjusted operating cash flows to consolidated total debt service ratio, as defined, to be no less than 1.5 to 1 for any reference period ending on or after October 31, 2016 and (iii) senior funded debt to consolidated adjusted EBITDA, as defined, to be no greater than 2.5 to 1 as of the end of any fiscal quarter ending on or after October 31, 2016.  As of January 31, 2017, the Company was in compliance with these financial covenants.

In addition to the senior debt, as of January 31, 2017, the Company has subordinated debt owed to Henry, Peter and John Baker in the aggregate principal amount of $9,000,000 that is due November 20, 2020.  The interest rate on each of these notes is 12% per annum.

In addition to our senior and subordinated debt commitments, we have significant future cash commitments, primarily in the form of operating leases that are not reported on the consolidated balance sheet. The following table sets forth our contractual commitments in the remainder of the current year and future fiscal years as of January 31, 2017:

	Payment due by Period
Contractual Obligations	Total	Remainder of 2017	2018-2019	2020-2021	After 2020
Debt (1)	$18,333,000	$1,200,000	$3,200,000	$13,933,000	$-
Interest on Debt (2)	5,089,000	1,038,000	2,615,000	1,436,000	-
Operating Leases	9,675,000	2,291,000	4,669,000	2,589,000	126,000
Total	$33,097,000	$4,529,000	$10,484,000	$17,958,000	$126,000

(1)
Interest based on 50% of outstanding senior debt at the hedged interest rate discussed above, 50% of outstanding senior debt at a variable rate of 3.27%, line of credit at a rate of 3.02%, and subordinated debt at a rate of 12%.

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
Changes in Internal Control over Financial Reporting.
No change in our internal control over financial reporting occurred during the three month period ended January 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.
There was no change in the three months ended January 31, 2017 from the Risk Factors reported in our Annual Report on Form 10-K for the year ended October 31, 2016.

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

101
Interactive Data Files regarding (a) our Consolidated Balance Sheets as of January 31, 2017 and October 31, 2016, (b) our Consolidated Statements of Operations for the Three Months Ended January 31, 2017 and 2016, (c) our Consolidated Statements of Comprehensive Loss for the Three Months Ended January 31, 2017 and 2016, (d) our Consolidated Statements of Cash Flows for the Three Months Ended January 31, 2017 and 2016, and (e) the Notes to such Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 16, 2017

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

101
Interactive Data Files regarding (a) our Consolidated Balance Sheets as of January 31, 2017 and October 31, 2016, (b) our Consolidated Statements of Operations for the Three Months Ended January 31, 2017 and 2016, (c) our Consolidated Statements of Comprehensive Loss for the Three Months Ended January 31, 2017 and 2016, (d) our Consolidated Statements of Cash Flows for the Three Months Ended January 31, 2017 and 2016, and (e) the Notes to such Consolidated Financial Statements.