Form 10-Q
period 2017-04-30
Crystal Rock Holdings, Inc.
filed 2017-06-14
CIK 1123316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 000-31797

CRYSTAL ROCK HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	03-0366218
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1050 Buckingham St., Watertown, CT	06795
(Address of principal executive offices)	(Zip Code)

860) 945-0661

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

Large accelerated filer ___	Accelerated filer ___
Non-accelerated filer ___	Smaller reporting company X
(Do not check if smaller reporting company)
Emerging Growth Company ___

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ___	No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding at
Class	June 12, 2017
Common Stock, $.001 Par Value	21,358,411

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	April 30,	October 31,
	2017	2016
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,436,880	$5,553,815
Accounts receivable, trade - net of reserve of $372,115 and $268,711 for 2017 and 2016, respectively	7,284,608	8,022,952
Inventories	2,124,681	2,061,713
Other current assets	1,314,588	901,374
Unrealized gain on derivatives	401	-

TOTAL CURRENT ASSETS	14,161,158	16,539,854

PROPERTY AND EQUIPMENT - net	6,819,518	6,768,185

OTHER ASSETS:
Goodwill	12,156,790	12,156,790
Other intangible assets - net	1,153,222	1,493,694
Deferred tax asset	692,373	692,373
Other assets	244,473	278,633

TOTAL OTHER ASSETS	14,246,858	14,621,490

TOTAL ASSETS	$35,227,534	$37,929,529

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long term debt	$1,599,996	$1,599,996
Current portion of subordinated debt	4,500,000	-
Accounts payable	2,777,417	3,268,951
Accrued expenses	1,762,934	3,087,566
Current portion of customer deposits	652,375	647,460
Current portion of unrealized loss on derivatives	-	24,793
TOTAL CURRENT LIABILITIES	11,292,722	8,628,766

Long term debt, less current portion	7,333,345	8,133,343
Deferred tax liability	4,472,100	4,472,100
Subordinated debt	4,500,000	9,000,000
Customer deposits, less current portion	2,552,987	2,529,300
Long term portion of unrealized loss on derivatives	-	7,660

TOTAL LIABILITIES	30,151,154	32,771,169

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock - $.001 par value, 50,000,000 authorized shares, 21,960,229 issued and 21,358,411 outstanding shares as of April 30, 2017 and October 31, 2016	21,960	21,960
Additional paid in capital	58,464,742	58,464,742
Treasury stock, at cost, 601,818 shares as of April 30, 2017 and October 31, 2016	(900,360)	(900,360)
Accumulated deficit	(52,510,202)	(52,408,509)
Accumulated other comprehensive income (loss)	240	(19,473)
TOTAL STOCKHOLDERS' EQUITY	5,076,380	5,158,360

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$35,227,534	$37,929,529

See the notes to the consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended April 30,		Six months ended April 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)

NET SALES	$14,475,351	$16,710,816	$29,125,497	$32,842,376

COST OF GOODS SOLD	6,806,292	8,481,945	13,762,704	17,024,062

GROSS PROFIT	7,669,059	8,228,871	15,362,793	15,818,314

OPERATING EXPENSES:
Selling, general and administrative expenses	7,098,955	7,150,233	14,270,759	14,099,096
Advertising expenses	98,647	115,492	218,086	251,461
Amortization	170,135	170,789	340,472	330,061
Gain on disposal of property and equipment	-	(820)	-	(4,120)

TOTAL OPERATING EXPENSES	7,367,737	7,435,694	14,829,317	14,676,498

INCOME FROM OPERATIONS	301,322	793,177	533,476	1,141,816

OTHER EXPENSE:
Interest expense - net	344,304	406,108	694,894	803,553

INCOME (LOSS) BEFORE INCOME TAXES	(42,982)	387,069	(161,418)	338,263

INCOME TAX EXPENSE (BENEFIT)	(15,903)	147,818	(59,725)	128,540

NET INCOME (LOSS)	$(27,079)	$239,251	$(101,693)	$209,723

NET INCOME (LOSS) PER SHARE - BASIC	$(0.00)	$0.01	$(0.00)	$0.01

NET INCOME (LOSS) PER SHARE - DILUTED	$(0.00)	$0.01	$(0.00)	$0.01

WEIGHTED AVERAGE SHARES USED IN COMPUTATION - BASIC	21,358,411	21,358,411	21,358,411	21,358,411
WEIGHTED AVERAGE SHARES USED IN COMPUTATION - DILUTED	21,358,411	21,358,411	21,358,411	21,358,411

See the notes to the consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three months ended April 30,		Six months ended April 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)

NET INCOME (LOSS)	$(27,079)	$239,251	$(101,693)	$209,723
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Cash Flow Hedges:
Unrealized gain (loss) on derivatives designated as cash flow hedges	6,431	2,510	19,713	(25,216)
Other Comprehensive Income (Loss), net of tax	6,431	2,510	19,713	(25,216)
TOTAL COMPREHENSIVE INCOME (LOSS)	$(20,648)	$241,761	$(81,980)	$184,507

See the notes to the consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended April 30,
	2017	2016
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(101,693)	$209,723
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,332,092	1,379,445
Provision for bad debts on accounts receivable	407,153	115,926
Amortization	340,472	330,061
Non cash interest expense on subordinated debt	-	562,034
Gain on disposal of property and equipment	-	(4,120)
Non cash share-based compensation	-	(1,580)
Changes in operating assets and liabilities:
Accounts receivable	331,191	275,630
Inventories	(62,968)	261,479
Other current assets	(426,355)	44,135
Other assets	34,160	-
Accounts payable	(491,534)	(305,151)
Accrued expenses	(1,324,632)	(150,101)
Customer deposits	28,602	(36,026)
NET CASH PROVIDED BY OPERATING ACTIVITIES	66,488	2,681,455

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,383,425)	(854,396)
Proceeds from sale of property and equipment	-	16,116
NET CASH USED BY INVESTING ACTIVITIES	(1,383,425)	(838,280)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long term debt	(799,998)	(799,998)
NET CASH USED BY FINANCING ACTIVITIES	(799,998)	(799,998)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,116,935)	1,043,177

CASH AND CASH EQUIVALENTS - beginning of period	5,553,815	3,091,471

CASH AND CASH EQUIVALENTS - end of period	$3,436,880	$4,134,648

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest	$722,962	$225,720

Cash paid for income taxes	$564,550	$279,750

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

2.	GOODWILL AND OTHER INTANGIBLE ASSETS

Major components of intangible assets consisted of:

	April 30, 2017			October 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Wgt. Avg. Amort. Years	Gross Carrying Amount	Accumulated Amortization	Wgt. Avg. Amort. Years
Amortized Intangible Assets:
Covenants Not to Compete	$2,536,488	$2,476,822	1.50	$2,536,488	$2,444,293	1.80
Customer Lists	10,313,819	9,508,905	1.58	10,313,819	9,217,143	2.02
Other Identifiable Intangibles	608,393	319,751	22.56	608,393	303,570	23.04
Total	$13,458,700	$12,305,478		$13,458,700	$11,965,006

Amortization expense for the three month periods ending April 30, 2017 and 2016 was $170,135 and $170,789, respectively. Amortization expense for the six month periods ending April 30, 2017 and 2016 was $340,472 and $330,061, respectively. There were no changes in the carrying amount of goodwill for the three and six month periods ending April 30, 2017.

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

At April 30, 2017, there was no balance outstanding on the line of credit and a letter of credit issued for $1,327,000 to collateralize the Company’s liability insurance program as of that date. Consequently, as of April 30, 2017, there was $3,673,000 available to borrow from the revolving line of credit. There was $8,933,000 outstanding on the term note as of April 30, 2017.

Effective September 12, 2016, the Company further amended its Credit Agreement with Bank of America (the “Second Amendment”). Under the Second Amendment, interest is paid at a rate of one-month LIBOR plus a margin based on the achievement of a specified leverage ratio. As of April 30, 2017, the margin was 2.50% for the term note and 2.25% for the revolving line of credit. The Company fixed the interest rate on a portion of its term debt by entering into an interest rate swap. As of April 30, 2017, the Company had $4,466,000 of the term debt subject to variable interest rates. The one-month LIBOR was 0.99% on April 30, 2017 resulting in total variable interest rates of 3.49% and 3.24%, for the term note and the revolving line of credit, respectively, as of April 30, 2017.

The Second Amendment requires the Company to be in compliance with certain financial covenants as follows: (i) a maximum annual limit for capital expenditures of $4,000,000 each fiscal year, (ii) consolidated adjusted operating cash flows to consolidated total debt service ratio, as defined, to be no less than 1.5 to 1 for any reference period ending on or after October 31, 2016 and (iii) senior funded debt to consolidated adjusted EBITDA, as defined, to be no greater than 2.5 to 1 as of the end of any fiscal quarter ending on or after October 31, 2016. As of April 30, 2017, the Company was in compliance with these financial covenants.

In addition to the senior debt, as of April 30, 2017, the Company has subordinated debt owed to Henry, Peter and John Baker in the aggregate principal amount of $9,000,000 that is due November 20, 2020. $4,500,000 of the outstanding principal amount at April 30, 2017 has been reclassified to current liabilities as we anticipate to pay down the subordinated debt as allowed by the Third Amendment to the Credit Agreement with Bank of America. The interest rate on each of these notes is 12% per annum.

The notes are secured by all of the assets of the Company but specifically subordinated, with a separate agreement between the debt holders, to the senior financing facility described above.

On June 13, 2017, the Company entered into a Third Amendment to its Credit Agreement with Bank of America (the “Third Amendment”) to increase the aggregate principal amount of the credit available under the revolving credit line from $5,000,000 to $6,000,000 and to amend certain other terms of the Credit Agreement. See Note 11, “Subsequent Event.”

4.	INVENTORIES

Inventories consisted of the following at:

	April 30,	October 31,
	2017	2016
Finished Goods	$1,992,894	$2,117,241
Raw Materials	131,787	178,134
Inventory reserve	-	(233,662)
Total Inventories	$2,124,681	$2,061,713

Finished goods inventory consists of products that the Company sells such as, but not limited to, coffee, cups, soft drinks, and snack foods. Raw material inventory consists primarily of bottle caps. The amount of raw and bottled water on hand does not represent a material amount of inventory. The Company estimates that value as of April 30, 2017 and October 31, 2016 to be $44,000 and $47,000, respectively. This value includes the cost of allocated overhead. Bottles are accounted for as fixed assets.

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

This interest rate swap agreement is considered a cash flow hedge to hedge against the variability of interest rates on outstanding debt.  The net unrealized gain (loss) relating to interest rate swaps was recorded in current and long term assets or liabilities with an offset to other comprehensive income (loss) for the effective portion of the hedge, net of tax. At April 30, 2017, these cash flow hedges were deemed 100% effective.  The portion of the net unrealized gain in current assets is the amount expected to be reclassified to income within the next twelve months.

The following information pertains to the Company's outstanding interest rate swap at April 30, 2017.  The pay rate is fixed and the receive rate is one month LIBOR. The interest rate swap matures May 18, 2018.

Instrument	Notional Amount	Pay Rate	Receive Rate
Interest rate swap	$4,466,668	1.25%	0.99%

The table below details the adjustments to other comprehensive income (loss), on a before tax and net-of tax basis, for the fiscal quarters ended April 30, 2017 and 2016.

	Before-Tax	Tax Benefit (Expense)	Net-of-Tax
Three Months Ended April 30, 2016
Loss on interest rate swap	$(3,899)	$1,560	$(2,339)
Reclassification adjustment for loss in income	8,082	(3,233)	4,849
Net unrealized gain	$4,183	$(1,673)	$2,510
Three Months Ended April 30, 2017
Gain on interest rate swap	$6,533	$(2,614)	$3,919
Reclassification adjustment for loss in income	4,186	(1,674)	2,512
Net unrealized gain	$10,719	$(4,288)	$6,431

The reclassification adjustments of $4,186 and $8,082 represent interest the Company paid in excess of the amount that would have been paid without the interest rate swap agreement during the quarters ended April 30, 2017 and 2016, respectively. These amounts were reclassified from accumulated other comprehensive income (loss) and recorded in the consolidated statements of operations as interest expense. No other material amounts were reclassified during the quarters ended April 30, 2017 and 2016.The table below details the adjustments to other comprehensive income (loss), on a before tax and net-of tax basis, for the six months ended April 30, 2017 and 2016.

	Before-Tax	Tax Benefit (Expense)	Net-of-Tax
Six Months Ended April 30, 2016
Loss on interest rate swap	$(54,942)	$21,977	$(32,965)
Reclassification adjustment for loss in income	12,915	(5,166)	7,749
Net unrealized loss	$(42,027)	$16,811	$(25,216)
Six Months Ended April 30, 2017
Gain on interest rate swap	$21,654	$(8,662)	$12,992
Reclassification adjustment for loss in income	11,200	(4,479)	6,721
Net unrealized gain	$32,854	$(13,141)	$19,713

The reclassification adjustments of $11,200 and $12,915 represent interest the Company paid in excess of the amount that would have been paid without the interest rate swap agreement during the six months ended April 30, 2017 and 2016, respectively. These amounts were reclassified from accumulated other comprehensive income (loss) and recorded in the consolidated statements of operations as interest expense. No other material amounts were reclassified during the six months ended April 30, 2017 and 2016.

6.	FAIR VALUES OF ASSETS AND LIABILITIES

Fair Value Hierarchy

The Company’s assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
Assets (Liabilities):
April 30, 2017
Unrealized gain on derivatives	$-	$401	$-

October 31, 2016
Unrealized loss on derivatives	$-	$(32,453)	$-

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

The following calculation provides the reconciliation of the denominators used in the calculation of basic and fully diluted earnings per share:

	Three Months Ended April 30,		Six Months Ended April 30,
	2017	2016	2017	2016
Net Income (Loss)	$(27,079)	$239,251	$(101,693)	$209,723
Denominator:
Basic Weighted Average Shares Outstanding	21,358,411	21,358,411	21,358,411	21,358,411
Dilutive effect of Stock Options	-	-	-	-
Diluted Weighted Average Shares Outstanding	21,358,411	21,358,411	21,358,411	21,358,411
Basic Income (Loss) Per Share	$(.00)	$.01	$(.00)	$.01
Diluted Income (Loss) Per Share	$(.00)	$.01	$(.00)	$.01

As of April 30, 2017 and 2016 there were no options outstanding.

8.	COMPENSATION PLANS

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

In April 2014, the Company’s stockholders approved the 2014 Stock Incentive Plan. The plan provided for issuances of awards of up to 500,000 restricted or unrestricted shares of the Company’s common stock, or incentive or non-statutory stock options to purchase such common stock. Of the total amount of shares authorized under this plan, no options have been granted and 500,000 shares are available for grant at April 30, 2017.

Options issued under the plan generally vest in periods up to five years based on the continuous service of the recipient and have 10 year contractual terms. Share awards generally vest over one year. Option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the plan).

There was one option grant, for a total of 10,000 shares that was forfeited in the first six months of 2016. Other than this forfeiture, there was no activity related to stock options and outstanding stock option balances during the three and six month periods ended April 30, 2017 and 2016.

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

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718), to better define and provide guidance about which changes or conditions of a share based payment award require an entity to apply modification accounting in Topic 718. For public companies, the ASU is effective for annual and any interim periods beginning after December 15, 2017.  The adoption of this guidance is not expected to have a material impact on its consolidated financial statements.

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

11.	SUBSEQUENT EVENT

Effective June 13, 2017, the Company entered into a Third Amendment to its Credit Agreement with Bank of America. The Third Amendment increases the aggregate principal amount available under the revolving credit line from $5,000,000 to $6,000,000. In addition the Third Amendment allows the Company to use proceeds of the revolving credit line to make payments on the Subordinated Debt in an amount not to exceed $2,000,000. The Third Amendment also permits prepayment of up to $4,500,000 in the aggregate of Subordinated Debt. On June 13, 2017, the Company made principal payments of $4,500,000 in the aggregate to the subordinated debt holders as allowed by the Third Amendment to the Credit Agreement with Bank of America.

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

The following factors could strain liquidity and working capital availability and cause actual results to differ materially from statements in MD&A about topic (1):  We incorporate by reference into this paragraph the full Risk Factor on page 15 of our 2016 Form 10-K beginning “Climate changes and severe weather may impact”.

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

Results of Operations

Overview and Trends

Our strategy of focusing sales efforts on new water customers and providing value-added service has resulted in stronger gross margin percentages for the first six months of fiscal 2017 compared to the comparable period of 2016.

Sales in the first six months of fiscal 2017 declined $3.7 million or 11% from $32.8 million in the first six months of fiscal 2016, however sales of water products increased 1%. The most notable sales decline for the period was in the office products category which accounted for 65% of the net sales decline. Refreshment products and coffee sales also declined during the first six months of fiscal 2017.

The effect of the total revenue decline through the first six months of fiscal 2017 resulted in a decrease in gross profit of $455,000, or 3%.

Operating expenses increased $153,000, or 1% during the first six months of fiscal 2017 as compared to 2016. This is the result of adding resources to increase sales volumes of traditional water and coffee products and improving customer service levels. The result of the lower gross profit and increased operating expenses resulted in a reduction in operating income of $609,000 in the first six months of fiscal 2017 compared to the comparable period in 2016.

Results of Operations for the Three Months Ended April 30, 2017 (Second Quarter) Compared to the Three Months Ended April 30, 2016

Sales

Sales for the three months ended April 30, 2017 were $14,475,000 compared to $16,711,000 for the corresponding period in 2016, a decrease of $2,236,000 or 13%. Other than equipment rental, all sales categories declined. The most notable decline was that of office products. The comparative breakdown of sales of the product lines for the respective three-month periods ended April 30, 2017 and 2016 is as follows:

Product Line (000’s $)	2017	2016	Difference	% Diff.
Water	$6,711	$6,905	$(194)	(3%)
Coffee	2,624	2,993	(369)	(12%)
Refreshment	2,029	2,507	(478)	(19%)
Equipment Rental	1,759	1,744	15	1%
Office Products	864	2,053	(1,189)	(58%)
Other	488	509	(21)	(4%)
Total	$14,475	$16,711	$(2,236)	(13%)

Water – Sales of water decreased 3% for the second quarter 2017 as compared to the same period of 2016. The decrease is attributable to a volume decrease of 1% and an average price decrease of 2%.

Coffee – The decrease in sales was attributable to a decline in our traditional higher volume bulk and K-cup lines. Bulk products sales continued to be negatively influenced by the single serve lines and K-cup sales declined as a result of ongoing commoditization of coffee products.

Refreshment – Complementary coffee products, single serve drinks, small package water, and cups, all declined. The Company no longer services vending machines which accounted for $214,000 of the sales decline in this category.

Equipment Rental – The increase in sales was a result of a 3% increase in the number of rental units in the field offset by a decrease of 2% in the average monthly rental price per rental unit.

Office Products – The decrease in sales was a result of implemented price increases on items previously sold at cost or near cost as well as a decreased focus on sales in this category.

Other – The decrease is attributable to lower late payment finance charges and a reduction in fees that are charged to offset energy costs for delivery and freight, raw materials and bottling operations.

Gross Profit/Cost of Goods Sold – The decrease in sales for the three months ended April 30, 2017 resulted in a decrease of gross profit to $7,669,000 from $8,229,000 for the comparable period in 2016, a decrease of $560,000, or 7%. As a percentage of sales, gross margin was 53% for the three months ended April 30, 2017 compared to 49% for the same period a year ago. For the comparable three month periods, water accounted for 46% and 41% of total sales in 2017 and 2016 respectively. Lower margin office product sales for the same periods accounted for 6% and 12% of total sales in 2017 and 2016 respectively. The improved sales in the higher margin products and the decrease in lower margin office products coupled to improve our gross margin percentages though we realized a decline in gross profit dollars for the second quarter of 2017 as compared to the second quarter 2016.

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

Operating Expenses and Income from Operations

Total operating expenses decreased to $7,368,000 in the second fiscal quarter of 2017 from $7,436,000 in the comparable period in 2016, a decrease of $68,000, or 1%.

Selling, general and administrative (SG&A) expenses of $7,099,000 in the second fiscal quarter of 2017 decreased $51,000, or 1%, from $7,150,000 in the comparable period in 2016. Of total SG&A expenses, route distribution costs decreased $288,000, or 9%, as a result of lower labor, truck leasing and insurance costs; combined selling and marketing costs remained flat for the second fiscal quarter of 2017 as compared to the same period in 2016; and administration costs increased $237,000, or 8%, as a result of increased spending in the areas of information technology and customer service improvements and provisions for bad debt partially offset by a decrease in overall labor costs.

Advertising expenses were $99,000 in the second fiscal quarter of 2017 compared to $116,000 in the second quarter of 2016, a decrease of $17,000, or 15%. The decrease in advertising costs is primarily related to lower utilization of printed advertising materials.

Amortization decreased to $170,000 in the second fiscal quarter of 2017 from $171,000 in the comparable quarter in 2016, a decrease of $1,000, or less than 1%. Amortization is attributable to intangible assets that were acquired as part of acquisitions. We had no gains or losses from the sale of assets in the second quarter of 2017. We recognized a gain from the sale of assets of $1,000 in the second fiscal quarter of 2016. We routinely sell assets used in the normal course of business as they are replaced with newer assets.

The income from operations for the three months ended April 30, 2017 was $301,000 compared to $793,000 in the comparable period in 2016, a decline of $492,000. The decline was the result of lower sales and corresponding gross profit combined with higher administrations costs partially offset by lower route distribution costs.

Interest, Taxes, and Other Expenses

Net interest expense was $344,000 for the three months ended April 30, 2017 compared to $406,000 in the three months ended April 30, 2016, a decrease of $62,000. The decrease is attributable to lower average interest rates and lower debt balances.

The loss before income taxes was $43,000 for the three months ended April 30, 2017 compared to income before income taxes of $387,000 in the corresponding period in 2016, a decrease of $430,000. The tax benefit for the second quarter of 2017 was $16,000 compared to tax expense of $148,000 in the corresponding period of 2016.

Net Loss

The net loss for the three months ended April 30, 2017 was $27,000 compared to a net income of $239,000 in the corresponding period in 2016. The net loss is attributable to lower sales and corresponding gross profit combined with higher administration costs partially offset by lower route distribution costs.

Results of Operations for the Six Months Ended April 30, 2017 (First Half) Compared to the Six Months Ended April 30, 2016

Sales

Sales for the six months ended April 30, 2017 were $29,125,000 compared to $32,842,000 for the corresponding period in 2016, a decrease of $3,717,000, or 11%. The most notable decline was that of office products.

The comparative breakdown of sales of the product lines for the respective six-month periods ended April 30, 2017 and 2016 is as follows:

Product Line (000’s $)	2017	2016	Difference	% Diff.
Water	$13,231	$13,053	$178	1%
Coffee	5,326	5,913	(587)	(10%)
Refreshment	4,078	4,876	(798)	(16%)
Equipment Rental	3,537	3,535	2	0%
Office Products	1,991	4,533	(2,542)	(56%)
Other	962	932	30	3%
Total	$29,125	$32,842	$(3,717)	(11%)

Water – Sales of water increased 1% for the first half 2017 as compared to the same period of 2016. The increase is attributable to an increase in volume of 2% partially offset by a decrease in average price of 1%.

Coffee – The decrease in sales was attributable to a decline in our traditional higher volume lines, bulk and K-cup, while Cool Beans® pods increased 7%. Bulk products sales continued to be negatively influenced by the single serve lines and K-cup sales declined as a result of ongoing commoditization. The increase in pod sales is a result of conversion of the other lines as well as new sales but the volume of the product, to date, has not approached that of the others.

Refreshment – Complementary coffee products, single serve drinks, small package water, and cups, all declined. The Company no longer services vending machines which accounted for $419,000 of the sales decline in this category.

Equipment Rental – The small increase in sales was a result of a 2% increase in the number of rental units in the field partially offset by a decrease in the average monthly rental revenue per unit.

Office Products – The decrease in sales was a result of implemented price increases on items previously sold at cost or near cost as well as less focus on sales in this category.

Other – The increase is the result of an increase in the sales of equipment such as water coolers.

Gross Profit/Cost of Goods Sold – The decrease in sales for the six months ended April 30, 2017 resulted in a gross profit decrease of $455,000 to $15,363,000 from $15,818,000 for the comparable period in 2016. As a percentage of sales, gross margin was 53% for the six months ended April 30, 2017 compared to 48% for the same period a year ago. Due to a changing sales mix with a reduction of lower margin sales items, the gross margin percentage increased in 2017 as compared to 2016.

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

Operating Expenses and Income from Operations

Total operating expenses increased to $14,829,000 in the first half of 2017 from $14,676,000 in the comparable period in 2016, an increase of $153,000, or 1%.

Selling, general and administrative (SG&A) expenses of $14,271,000 in the first half of 2017 increased $172,000, or 1%, from $14,099,000 in the comparable period in 2016. Of total SG&A expenses, route distribution costs decreased $451,000, or 7%, as a result of lower labor, truck leasing and insurance costs; combined selling and marketing costs increased $199,000, or 11%, as a result of an increase in staffing; and administration costs increased $424,000, or 8%, as a result of increased spending in the areas of information technology and customer service improvements and provisions for bad debt partially offset by a decrease in overall labor costs.

Advertising expenses were $218,000 in the first half of 2017 compared to $251,000 in the first half of 2016, a decrease of $33,000, or 13%. The decrease in advertising costs is primarily related to a reduction in printed sales materials.

Amortization increased to $340,000 in the first half of 2017 from $330,000 in the comparable quarter in 2016, an increase of $10,000, or 3%. Amortization is attributable to intangible assets that were acquired as part of acquisitions. We had no gains or losses from the sale of assets in the first half of 2017. We recognized a gain from the sale of assets of $4,000 in the first half of 2016. We routinely sell assets used in the normal course of business as they are replaced with newer assets.

The income from operations for the six months ended April 30, 2017 was $533,000 compared to $1,142,000 in the comparable period in 2016, a decrease of $609,000. The decline was the result of lower sales and corresponding gross profit combined with higher selling and administration costs partially offset by lower route distribution costs.

Interest, Taxes, and Other Expenses

Interest expense was $695,000 for the six months ended April 30, 2017 compared to $804,000 in the six months ended April 30, 2016, a decrease of $109,000. The decrease is attributable to lower average interest rates and lower debt balances.

The loss before income taxes was $161,000 for the six months ended April 30, 2017 compared to income before income taxes of $338,000 in the corresponding period in 2016, a decline of $499,000. The tax benefit for the first six months of 2017 was $60,000 compared to a tax expense of $129,000 in 2016.

Net Loss

The net loss for the six months ended April 30, 2017 was $102,000 compared to a net income of $210,000 in the corresponding period in 2016. The net loss is attributable to lower sales and corresponding gross profit combined with higher administration costs partially offset by lower route distribution costs.

Liquidity and Capital Resources

As of April 30, 2017, we had working capital of $2,868,000 compared to $7,911,000 as of October 31, 2016, a decrease of $5,043,000. Of the decrease, $4,500,000 is attributable to the reclassification of non-current subordinated debt to current liabilities as we anticipate to pay down the subordinated debt as allowed by the Third Amendment to the Credit Agreement with Bank of America. Cash provided from operations during the six months ended April 30, 2017 was $66,000.

Our Credit Agreement with Bank of America (the “Bank”) provides a senior financing facility consisting of term debt and a revolving line of credit. As of April 30, 2017 we had $8,933,000 outstanding on our term loan. We have no funds borrowed from our line of credit with the Bank. We have a letter of credit of $1,327,000 secured by our line of credit resulting in $3,673,000 available to borrow on the line of credit as of April 30, 2017.

Our term debt amortizes over a five year period with 59 equal monthly installments of $133,333 and a final payment of $4,133,333 due in May 2020. The revolving line of credit matures in May 2018. There are various restrictive covenants under the Credit Agreement, and the Company is prohibited from entering into other debt agreements without the bank’s consent. The Credit Agreement also prohibits the Company from paying dividends without the prior consent of the bank.

Effective September 12, 2016, the Company amended its Credit Agreement with Bank of America (the “Second Amendment”). Under the Second Amendment, interest is paid at a rate of one-month LIBOR plus a margin based on the achievement of a specified leverage ratio. As of April 30, 2017, the margin was 2.50% for the term note and 2.25% for the revolving line of credit. The Company fixed the interest rate on a portion of its term debt by entering into an interest rate swap. As of April 30, 2017, the Company had $4,466,000 of the term debt subject to variable interest rates. The one-month LIBOR was 0.99% on April 30, 2017 resulting in total variable interest rates of 3.49% and 3.24%, for the term note and the revolving line of credit, respectively, as of April 30, 2017.

The following information pertains to the Company's outstanding interest rate swap at April 30, 2017.  The pay rate is fixed and the receive rate is one month LIBOR.

Instrument	Notional Amount	Pay Rate	Receive Rate
Interest rate swap	$4,466,668	1.25%	0.99%

The Second Amendment requires the Company to be in compliance with certain financial covenants as follows: (i) a maximum annual limit for capital expenditures of $4,000,000 each fiscal year, (ii) consolidated adjusted operating cash flows to consolidated total debt service ratio, as defined, to be no less than 1.5 to 1 for any reference period ending on or after October 31, 2016 and (iii) senior funded debt to consolidated adjusted EBITDA, as defined, to be no greater than 2.5 to 1 as of the end of any fiscal quarter ending on or after October 31, 2016. As of April 30, 2017, the Company was in compliance with these financial covenants.

In addition to the senior debt, as of April 30, 2017, the Company has subordinated debt owed to Henry, Peter and John Baker in the aggregate principal amount of $9,000,000 that is due November 20, 2020. On June 13, 2017, the Company made principal payments of $4,500,000 in the aggregate to the subordinated debt holders as allowed by the Third Amendment to the Credit Agreement with Bank of America. The interest rate on each of these notes is 12% per annum.

In addition to our senior and subordinated debt commitments, we have significant future cash commitments, primarily in the form of operating leases that are not reported on the consolidated balance sheet. The following table sets forth our contractual commitments in the remainder of the current year and future fiscal years as of April 30, 2017:

	Payment due by Period
Contractual Obligations	Total	Remainder of 2017	2018-2019	2020-2021	After 2021
Debt (1)	$17,933,000	$5,300,000	$3,200,000	$9,433,000	$-
Interest on Debt (2)	2,726,000	514,000	1,553,000	659,000	-
Operating Leases	8,858,000	1,452,000	4,685,000	2,592,000	129,000
Total	$29,517,000	$7,266,000	$9,438,000	$12,684,000	$129,000

(1)	Debt payments in 2017 include payments of subordinated debt of $4,500,000.

(2)	Interest based on 50% of outstanding senior debt at the hedged interest rate discussed above, 50% of outstanding senior debt at a variable rate of 3.49%, line of credit at a rate of 3.24%, and subordinated debt at a rate of 12%.

(3)	Customer deposits have been excluded from the table. Deposit balances vary from period to period with water sales but future increases and decreases in the balances are not accurately predictable. Deposits are excluded because, net of periodic additions and reductions, it is probable that a customer deposit balance will always be outstanding as long as the business operates.

Effective June 13, 2017, the Company entered into a Third Amendment to its Credit Agreement with Bank of America. The Third Amendment increases the aggregate principal amount available under the revolving credit line from $5,000,000 to $6,000,000. In addition the Third Amendment allows the Company to use proceeds of the revolving credit line to make payments on the Subordinated Debt in an amount not to exceed $2,000,000. The Third Amendment also permits prepayment of up to $4,500,000 in the aggregate of Subordinated Debt.

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

Changes in Internal Control over Financial Reporting.

No change in our internal control over financial reporting occurred during the six month period ended April 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There was no change in the six months ended April 30, 2017 from the Risk Factors reported in our Annual Report on Form 10-K for the year ended October 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit B to Appendix A to our registration statement on Form S-4, File No. 333-45226, filed with the SEC on September 6, 2000)

3.2	Certificate of Amendment of Certificate of Incorporation (Incorporated by reference to Exhibit 4.2 of our current report on Form 8-K, filed with the SEC on October 19, 2000)

3.3	Certificate of Ownership and Merger of Crystal Rock Holdings, Inc. with and into Vermont Pure Holdings, Ltd. (Incorporated by reference to Exhibit 3.1 to our current report on Form 8-K, filed with the SEC on May 6, 2010)

3.4	By-laws, as amended (Incorporated by reference to Exhibit 3.2 to our report on Form 8-K, filed with the SEC on April 2, 2010)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files regarding (a) our Consolidated Balance Sheets as of April 30, 2017 and October 31, 2016, (b) our Consolidated Statements of Operations for the Three and Six Months Ended April 30, 2017 and 2016, (c) our Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended April 30, 2017 and 2016, (d) our Consolidated Statements of Cash Flows for the Six Months Ended April 30, 2017 and 2016, and (e) the Notes to such Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 14, 2017

CRYSTAL ROCK HOLDINGS, INC.

By:	/s/ David Jurasek
David Jurasek
Chief Financial Officer/Treasurer
(Principal Accounting Officer and Principal Financial Officer)

Exhibits Filed Herewith

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files regarding (a) our Consolidated Balance Sheets as of April 30, 2017 and October 31, 2016, (b) our Consolidated Statements of Operations for the Three and Six Months Ended April 30, 2017 and 2016, (c) our Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended April 30, 2017 and 2016, (d) our Consolidated Statements of Cash Flows for the Six Months Ended April 30, 2017 and 2016, and (e) the Notes to such Consolidated Financial Statements.

