Form 10-Q
period 2017-07-31
Crystal Rock Holdings, Inc.
filed 2017-09-14
CIK 1123316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

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
Emerging Growth Company _____

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ___                                           No X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	September 12, 2017
Common Stock, $.001 Par Value	21,358,411

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	July 31, 2017	October 31, 2016
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$497,332	$5,553,815
Accounts receivable, trade - net of reserve of $445,648 and $268,711 for 2017 and 2016, respectively	6,993,451	8,022,952
Inventories	2,391,779	2,061,713
Other current assets	1,332,447	901,374
Unrealized gain on derivatives	2,055	-

TOTAL CURRENT ASSETS	11,217,064	16,539,854

PROPERTY AND EQUIPMENT - net	6,809,932	6,768,185

OTHER ASSETS:
Goodwill	12,156,790	12,156,790
Other intangible assets - net	983,086	1,493,694
Deferred tax asset	692,373	692,373
Other assets	106,926	278,633

TOTAL OTHER ASSETS	13,939,175	14,621,490

TOTAL ASSETS	$31,966,171	$37,929,529

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Line of credit	$2,000,000	$-
Current portion of long term debt	1,599,996	1,599,996
Accounts payable	1,822,315	3,268,951
Accrued expenses	1,996,823	3,087,566
Current portion of customer deposits	680,801	647,460
Current portion of unrealized loss on derivatives	-	24,793
TOTAL CURRENT LIABILITIES	8,099,935	8,628,766

Long term debt, less current portion	6,933,346	8,133,343
Deferred tax liability	4,472,100	4,472,100
Subordinated debt	4,500,000	9,000,000
Other liability	43,670	-
Customer deposits, less current portion	2,668,733	2,529,300
Long term portion of unrealized loss on derivatives	-	7,660

TOTAL LIABILITIES	26,717,784	32,771,169

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock - $.001 par value, 50,000,000 authorized shares, 21,960,229 issued and 21,358,411 outstanding shares as of July 31, 2017 and October 31, 2016	21,960	21,960
Additional paid in capital	58,464,742	58,464,742
Treasury stock, at cost, 601,818 shares as of July 31, 2017 and October 31, 2016	(900,360)	(900,360)
Accumulated deficit	(52,339,187)	(52,408,509)
Accumulated other comprehensive income (loss)	1,232	(19,473)
TOTAL STOCKHOLDERS' EQUITY	5,248,387	5,158,360

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$31,966,171	$37,929,529

See the notes to the consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended July 31,		Nine months ended July 31,
	2017	2016	2017	2016
	(unaudited)		(unaudited)

NET SALES	$14,943,972	$16,394,476	$44,069,469	$49,236,852

COST OF GOODS SOLD	6,819,101	7,560,207	20,581,805	24,584,269

GROSS PROFIT	8,124,871	8,834,269	23,487,664	24,652,583

OPERATING EXPENSES:
Selling, general and administrative expenses	7,265,379	6,933,393	21,536,138	21,032,489
Advertising expenses	126,506	137,247	344,592	388,708
Amortization	170,136	170,739	510,608	500,800
Gain on disposal of property and equipment	(600)	-	(600)	(4,120)

TOTAL OPERATING EXPENSES	7,561,421	7,241,379	22,390,738	21,917,877

INCOME FROM OPERATIONS	563,450	1,592,890	1,096,926	2,734,706

OTHER EXPENSE:
Interest expense - net	291,997	416,895	986,891	1,220,448

INCOME BEFORE INCOME TAXES	271,453	1,175,995	110,035	1,514,258

INCOME TAX EXPENSE	100,438	446,878	40,713	575,418

NET INCOME	$171,015	$729,117	$69,322	$938,840

NET INCOME PER SHARE - BASIC	$0.01	$0.03	$0.00	$0.04

NET INCOME PER SHARE - DILUTED	$0.01	$0.03	$0.00	$0.04

WEIGHTED AVERAGE SHARES USED IN COMPUTATION - BASIC	21,358,411	21,358,411	21,358,411	21,358,411
WEIGHTED AVERAGE SHARES USED IN COMPUTATION - DILUTED	21,358,411	21,358,411	21,358,411	21,358,411

See the notes to the consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three months ended July 31,		Nine months ended July 31,
	2017	2016	2017	2016
	(unaudited)		(unaudited)

NET INCOME	$171,015	$729,117	$69,322	$938,840
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Cash Flow Hedges:
Unrealized gain (loss) on derivatives designated as cash flow hedges	992	692	20,705	(24,524)
Other Comprehensive Income (Loss), net of tax	992	692	20,705	(24,524)
TOTAL COMPREHENSIVE INCOME	$172,007	$729,809	$90,027	$914,316

See the notes to the consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

 CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended July 31,
	2017	2016
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$69,322	$938,840
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,893,091	1,985,337
Provision for bad debts on accounts receivable	527,539	193,302
Amortization	510,608	500,800
Non cash interest expense on subordinated debt	-	854,982
Gain on disposal of property and equipment	(600)	(4,120)
Non cash share-based compensation	-	(1,580)
Changes in operating assets and liabilities:
Accounts receivable	501,962	98,808
Inventories	(330,066)	109,568
Other current assets	(444,876)	68,500
Other assets	171,707	-
Accounts payable	(1,446,636)	(433,601)
Accrued expenses	(1,047,073)	672,034
Customer deposits	172,774	105,339
NET CASH PROVIDED BY OPERATING ACTIVITIES	577,752	5,088,209

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,934,838)	(1,611,526)
Proceeds from sale of property and equipment	600	16,116
NET CASH USED BY INVESTING ACTIVITIES	(1,934,238)	(1,595,410)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net line of credit borrowings	2,000,000	-
Principal payments on long term debt	(5,699,997)	(1,199,997)
NET CASH USED BY FINANCING ACTIVITIES	(3,699,997)	(1,199,997)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,056,483)	2,292,802

CASH AND CASH EQUIVALENTS - beginning of period	5,553,815	3,091,471

CASH AND CASH EQUIVALENTS - end of period	$497,332	$5,384,273

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest	$1,145,662	$339,933
Cash paid (refunds received) for income taxes, net	$566,050	$(54,068)

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

2	GOODWILL AND OTHER INTANGIBLE ASSETS

Major components of intangible assets consisted of:

	July 31, 2017			October 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Wgt. Avg. Amort. Years	Gross Carrying Amount	Accumulated Amortization	Wgt. Avg. Amort. Years
Amortized Intangible Assets:
Covenants Not to Compete	$2,536,488	$2,493,087	1.47	$2,536,488	$2,444,293	1.80
Customer Lists	10,313,819	9,654,686	1.37	10,313,819	9,217,143	2.02
Other Identifiable Intangibles	608,393	327,841	22.32	608,393	303,570	23.04
Total	$13,458,700	$12,475,614		$13,458,700	$11,965,006

Amortization expense for the three month periods ending July 31, 2017 and 2016 was $170,136 and $170,739, respectively. Amortization expense for the nine month periods ending July 31, 2017 and 2016 was $510,608 and $500,800, respectively. There were no changes in the carrying amount of goodwill for the three and nine month periods ending July 31, 2017.

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

Effective September 12, 2016, the Company further amended its Credit Agreement with Bank of America (the “Second Amendment”). Under the Second Amendment, interest is paid at a rate of one-month LIBOR plus a margin based on the achievement of a specified leverage ratio. As of July 31, 2017, the margin was 2.50% for the term note and 2.25% for the revolving line of credit. The Company fixed the interest rate on a portion of its term debt by entering into an interest rate swap. As of July 31, 2017, the Company had $4,266,000 of the term debt subject to variable interest rates. The one-month LIBOR was 1.22% on July 31, 2017 resulting in total variable interest rates of 3.72% and 3.47%, for the term note and the revolving line of credit, respectively, as of July 31, 2017.

The Second Amendment requires the Company to be in compliance with certain financial covenants as follows: (i) a maximum annual limit for capital expenditures of $4,000,000 each fiscal year, (ii) consolidated adjusted operating cash flows to consolidated total debt service ratio, as defined, to be no less than 1.5 to 1 for any reference period ending on or after October 31, 2016 and (iii) senior funded debt to consolidated adjusted EBITDA, as defined, to be no greater than 2.5 to 1 as of the end of any fiscal quarter ending on or after October 31, 2016. As of July 31, 2017, the Company was in compliance with these financial covenants.

On June 13, 2017, the Company entered into a Third Amendment (the “Third Amendment”) to the Agreement with Bank of America. The Third Amendment increases the aggregate principal amount available under the revolving line of credit from $5,000,000 to $6,000,000. The Third Amendment allows the Company to use proceeds from the revolving line of credit to make payments on the Company’s subordinated debt in an amount not to exceed $2,000,000. The Third Amendment also allows for total prepayments on subordinated debt up to $4,500,000 in the aggregate. There were no other changes to the existing term facility, applicable margins for outstanding balances of term debt, or outstanding line of credit amounts. Subsequent to the execution of the Third Amendment, the Company paid an aggregate of $4,500,000 of subordinated debt principal payments to Peter and Jack Baker and the Estate of Henry Baker.

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

At July 31, 2017, there was a balance of $2,000,000 outstanding on the line of credit and a letter of credit issued for $1,327,000 to collateralize the Company’s liability insurance program as of that date. Consequently, as of July 31, 2017, there was $2,673,000 available to borrow from the revolving line of credit. There was $8,533,000 outstanding on the term note as of July 31, 2017.

In addition to the senior debt, as of July 31, 2017, the Company has subordinated debt owed to Peter and John Baker in the aggregate principal amount of $4,500,000 that is due November 20, 2020. The interest rate on each of these notes is 12% per annum.

The notes are secured by all of the assets of the Company but specifically subordinated, with a separate agreement between the debt holders, to the senior financing facility described above.

4.	INVENTORIES

Inventories consisted of the following at:

	July 31, 2017	October 31, 2016
Finished Goods	$2,254,596	$2,117,241
Raw Materials	167,183	178,134
Inventory reserve	(30,000)	(233,662)
Total Inventories	$2,391,779	$2,061,713

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

This interest rate swap agreement is considered a cash flow hedge to hedge against the variability of interest rates on outstanding debt.  The net unrealized gain (loss) relating to interest rate swaps was recorded in current and long term assets or liabilities with an offset to other comprehensive income (loss) for the effective portion of the hedge, net of tax. At July 31, 2017, these cash flow hedges were deemed 100% effective.  The portion of the net unrealized gain in current assets is the amount expected to be reclassified to income within the next twelve months.

The following information pertains to the Company's outstanding interest rate swap at July 31, 2017.  The pay rate is fixed and the receive rate is one month LIBOR. The interest rate swap matures May 18, 2018.

Instrument	Notional Amount	Pay Rate	Receive Rate
Interest rate swap	$4,266,668	1.25%	1.22%

The table below details the adjustments to other comprehensive income (loss), on a before tax and net-of tax basis, for the fiscal quarters ended July 31, 2017 and 2016.

	Before-Tax	Tax Benefit (Expense)	Net-of-Tax
Three Months Ended July 31, 2016
Loss on interest rate swap	$(9,519)	$3,807	$(5,712)
Reclassification adjustment for loss in income	10,673	(4,269)	6,404
Net unrealized gain	$1,154	$(462)	$692
Three Months Ended July 31, 2017
Gain on interest rate swap	$185	$(74)	$111
Reclassification adjustment for loss in income	1,469	(588)	881
Net unrealized gain	$1,654	$(662)	$992

The reclassification adjustments of $1,469 and $10,673 represent interest the Company paid in excess of the amount that would have been paid without the interest rate swap agreement during the quarters ended July 31, 2017 and 2016, respectively. These amounts were reclassified from accumulated other comprehensive income (loss) and recorded in the consolidated statements of operations as interest expense. No other material amounts were reclassified during the quarters ended July 31, 2017 and 2016. The table below details the adjustments to other comprehensive income (loss), on a before tax and net-of tax basis, for the nine months ended July 31, 2017 and 2016.

	Before-Tax	Tax Benefit (Expense)	Net-of-Tax
Nine Months Ended July 31, 2016
Loss on interest rate swap	$(64,461)	$25,784	$(38,677)
Reclassification adjustment for loss in income	23,588	(9,435)	14,153
Net unrealized loss	$(40,873)	$16,349	$(24,524)
Nine Months Ended July 31, 2017
Gain on interest rate swap	$21,839	$(8,736)	$13,103
Reclassification adjustment for loss in income	12,669	(5,067)	7,602
Net unrealized gain	$34,508	$(13,803)	$20,705

The reclassification adjustments of $12,669 and $23,588 represent interest the Company paid in excess of the amount that would have been paid without the interest rate swap agreement during the nine months ended July 31, 2017 and 2016, respectively. These amounts were reclassified from accumulated other comprehensive income (loss) and recorded in the consolidated statements of operations as interest expense. No other material amounts were reclassified during the nine months ended July 31, 2017 and 2016.

6.	FAIR VALUES OF ASSETS AND LIABILITIES

Fair Value Hierarchy

The Company’s assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
Assets (Liabilities):
July 31, 2017
Unrealized gain on derivatives	$-	$2,055	$-

October 31, 2016
Unrealized loss on derivatives	$-	$(32,453)	$-

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

In April 2014, the Company’s stockholders approved the 2014 Stock Incentive Plan. The plan provided for issuances of awards of up to 500,000 restricted or unrestricted shares of the Company’s common stock, or incentive or non-statutory stock options to purchase such common stock. Of the total amount of shares authorized under this plan, no options have been granted and 500,000 shares are available for grant at July 31, 2017.

Options issued under the plan generally vest in periods up to five years based on the continuous service of the recipient and have 10 year contractual terms. Share awards generally vest over one year. Option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the plan).

There was one option grant, for a total of 10,000 shares that was forfeited in the first nine months of fiscal 2016 issued under the 2004 Stock Incentive Plan (“2004 Plan”). As of February 18, 2014, no further options may be granted under the 2004 Plan. Other than this forfeiture, there was no activity related to stock options and outstanding stock option balances during the three and nine month periods ended July 31, 2017 and 2016.

Compensation is determined using the Black-Scholes model and the simplified method to derive the expected term of the options and historical volatility over the past five years.

8.	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of the ASU to fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2016. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU. The Company plans to adopt the ASU effective the first quarter of fiscal year 2018 using a modified retrospective method. The Company does not believe ASU 2014-09 will have a material impact on its consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory”. The ASU requires entities using the first-in, first-out (FIFO) inventory costing method to subsequently value inventory at the lower of cost and net realizable value. The ASU defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU requires prospective application and is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years, with early adoption permitted. The Company plans to adopt this ASU effective the first quarter of fiscal year 2018. The adoption of this guidance by the Company is not expected to have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases", which is intended to improve financial reporting about leasing transactions.  This ASU requires that leased assets be recognized as assets on the balance sheet and the liabilities for the obligations under the lease also be recognized on the balance sheet.  This ASU requires disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases.  The required disclosures include qualitative and quantitative requirements.  This ASU is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years.  Early adoption is permitted. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. The Company is currently in the process of evaluating our adoption timing and cannot currently estimate the financial statement impact of the adoption.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350), to simplify the process used to test for goodwill. Under the new standard, if “the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.”  For public companies, the ASU is effective for annual and any interim impairment tests for periods beginning after December 15, 2019.  Early adoption is permitted for impairment tests that occur after January 1, 2017. The Company will use the simplified test in its annual fourth quarter testing. Company does not believe the ASU will have a material impact on its consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718), to better define and provide guidance about which changes or conditions of a share based payment award require an entity to apply modification accounting in Topic 718. For public companies, the ASU is effective for annual and any interim periods beginning after December 15, 2017.  The Company plans to adopt this ASU effective the first quarter of fiscal year 2018. The adoption of this guidance by the Company is not expected to have a material impact on its consolidated financial statements.

In August 2017, FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.  The targeted amendments help simplify certain aspects of hedge accounting and result in a more accurate portrayal of the economics of an entity’s risk management activities in its financial statements.  For cash flow and net investment hedges as of the adoption date, the guidance requires a modified retrospective approach. The amended presentation and disclosure guidance is required only prospectively. The amendments are effective for the Company’s fiscal year beginning November 1, 2019, with early adoption permitted.  The Company is currently evaluating the accounting, transition, and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

9.	ACCOUNTS RECEIVABLE

Trade Accounts Receivable - Uncollectible individual accounts receivable are written off when deemed uncollectible, with any future recoveries recorded as income when received.

For more details regarding the Company’s accounts receivable policies refer to Note 2, Significant Accounting Policies, in the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2016.

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

Forward-Looking Statements

The “Management’s Discussion and Analysis” (MD&A) portion of this Form 10-Q contains forward-looking statements, including statements about these topics:

(1)	the increasing competition from virtual stores selling non-water products on the internet,
(2)	the potential adverse effect of climate changes and severe weather,
(3)	the outstanding debt levels may adversely impact the business profitability and ability to finance future expansion, and
(4)	the cost pressures related to commodities affecting our business.

The following factors could strain product profit margins and profitability and cause actual results to differ materially from statements in MD&A about topic (1):  We incorporate by reference into this paragraph the full Risk Factor on page 13 of our 2016 Form 10-K beginning “Internet technology and virtual stores have lowered the barriers of entry”.

The following factors could strain liquidity and working capital availability and cause actual results to differ materially from statements in MD&A about topic (2):  We incorporate by reference into this paragraph the full Risk Factor on page 15 of our 2016 Form 10-K beginning “Climate changes and severe weather may impact”.

The following factors could strain liquidity and working capital availability in MD&A about topic (3):  We incorporate by reference into this paragraph the full Risk Factor on page 15 of our 2016 Form 10-K beginning “Our Company is significantly leveraged”.

The following factors could cause actual results to differ materially from statements in MD&A about topic (4):  We incorporate by reference into this paragraph the full Risk Factor on page 15 of our 2016 Form 10-K beginning “Fluctuations in the cost of essential raw materials and commodities”.

Results of Operations

Overview and Trends

Our strategy of focusing sales efforts on new water customers and providing value-added service has resulted in higher water volume and an increase in equipment rental units for the first nine months of fiscal 2017 compared to the comparable period of 2016.

Sales in the first nine months of fiscal 2017 declined $5.2 million or 11% from $49.2 million in the first nine months of fiscal 2016, however sales of water products and rental revenues increased slightly. The most notable sales decline for the period was in the office products category which accounted for 64% of the net sales decline. Refreshment products and coffee sales also declined during the first nine months of fiscal 2017.

The effect of the total revenue decline through the first nine months of fiscal 2017 resulted in a decrease in gross profit of $1.2 million, or 5%.

Operating expenses increased $473,000, or 2% during the first nine months of fiscal 2017 as compared to 2016. This is the result of adding resources to increase sales volumes of traditional water and coffee products and improving customer service levels. The result of the lower gross profit and increased operating expenses resulted in a reduction in operating income of $1.6 million in the first nine months of fiscal 2017 compared to the comparable period in 2016.

Results of Operations for the Three Months Ended July 31, 2017 (Third Quarter) Compared to the Three Months Ended July 31, 2016

Sales

Sales for the three months ended July 31, 2017 were $14,944,000 compared to $16,394,000 for the corresponding period in 2016, a decrease of $1,450,000 or 9%. Other than equipment rental, all sales categories declined. The most notable decline was that of office products. The comparative breakdown of sales of the product lines for the respective three-month periods ended July 31, 2017 and 2016 is as follows:

Product Line (000’s $)	2017	2016	Difference	% Diff.
Water	$7,427	$7,525	$(98)	(1%)
Coffee	2,461	2,591	(130)	(5%)
Refreshment	2,214	2,626	(412)	(16%)
Equipment Rental	1,756	1,754	2	0%
Office Products	677	1,444	(767)	(53%)
Other	409	454	(45)	(10%)
Total	$14,944	$16,394	$(1,450)	(9%)

Water – Sales of water decreased 1% for the third quarter 2017 as compared to the same period of 2016. Though volume increased 3% for the third quarter 2017 as compared to the same period of 2016, the average price declined 4%.

Coffee – The decrease in sales was attributable to a decline in our traditional higher volume bulk and K-cup lines. Bulk products sales continued to be negatively influenced by the single serve lines and K-cup sales declined as a result of ongoing commoditization of coffee products and availability of products on the internet through virtual storefronts.

Refreshment – Complementary coffee products, single serve drinks, small package water, and cups, all declined. The Company no longer services vending machines which accounted for $219,000 of the sales decline in this category.

Equipment Rental – The minimal increase in sales was a result of a 2.1% increase in the number of rental units in the field partially offset by a decrease of 1.9% in the average monthly rental price per rental unit.

Office Products – The decrease in sales was a result of implemented price increases on items previously sold at cost or near cost, a decreased focus on sales in this category and availability of products on the internet through virtual storefronts.

Other – The decrease is attributable to lower sales of coolers, a decrease in late payment finance charges and a reduction in fees that are charged to offset energy costs for delivery and freight, raw materials and bottling operations.

Gross Profit/Cost of Goods Sold – The decrease in sales for the three months ended July 31, 2017 resulted in a decrease of gross profit to $8,125,000 from $8,834,000 for the comparable period in 2016, a decrease of $709,000, or 8%. As a percentage of sales, gross margin was 54% for the three months ended July 31, 2017 and 2016.

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

Operating Expenses and Income from Operations

Total operating expenses increased to $7,562,000 in the third fiscal quarter of 2017 from $7,241,000 in the comparable period in 2016, an increase of $321,000, or 4%.

Selling, general and administrative (SG&A) expenses of $7,265,000 in the third fiscal quarter of 2017 increased $332,000, or 5%, from $6,933,000 in the comparable period in 2016. Of total SG&A expenses, route distribution costs decreased $72,000, or 2%, as a result of lower labor, truck leasing and insurance costs; combined selling and marketing costs decreased $9,000, or 1% as a result of lower labor costs for the third quarter of 2017 as compared to the same period in 2016; and administration costs increased $413,000, or 15%, as a result of increased spending in the areas of liability insurance, information technology and customer service improvements and provisions for bad debt.

Advertising expenses were $127,000 in the third fiscal quarter of 2017 compared to $137,000 in the third quarter of 2016, a decrease of $10,000, or 7%. The decrease in advertising costs is primarily related to lower utilization of printed advertising materials.

Amortization decreased to $170,000 in the third fiscal quarter of 2017 from $171,000 in the comparable quarter in 2016, a decrease of $1,000, or less than 1%. Amortization is attributable to intangible assets that were acquired as part of acquisitions. We had a gain of $1,000 from the sale of assets in the fiscal third quarter of 2017 compared to no gains or losses in the third quarter of fiscal 2016. We routinely sell assets used in the normal course of business as they are replaced with newer assets.

The income from operations for the three months ended July 31, 2017 was $563,000 compared to $1,593,000 in the comparable period in 2016, a decline of $1,030,000. The decline was the result of lower sales and corresponding gross profit combined with higher administrations costs partially offset by lower route distribution and sales and marketing costs.

Interest, Taxes, and Other Expenses

Net interest expense was $292,000 for the three months ended July 31, 2017 compared to $417,000 in the three months ended July 31, 2016, a decrease of $125,000. The decrease is attributable to lower average interest rates and lower debt balances as a result of paying off subordinated debt that requires interest at 12%.

The income before income taxes was $271,000 for the three months ended July 31, 2017 compared to income before income taxes of $1,176,000 in the corresponding period in 2016, a decrease of $905,000. The tax expense for the third quarter of 2017 was $100,000 compared to tax expense of $447,000 in the corresponding period of 2016.

Net Income

The net income for the three months ended July 31, 2017 was $171,000 compared to a net income of $729,000 in the corresponding period in 2016. The lower net income is attributable to lower sales and corresponding gross profit combined with higher administration costs partially offset by lower route distribution, selling and marketing costs as well as lower interest expense.

Results of Operations for the Nine Months Ended July 31, 2017 Compared to the Nine Months Ended July 31, 2016

Sales

Sales for the nine months ended July 31, 2017 were $44,069,000 compared to $49,237,000 for the corresponding period in 2016, a decrease of $5,168,000, or 10%. The most notable decline was that of office products.

The comparative breakdown of sales of the product lines for the respective nine-month periods ended July 31, 2017 and 2016 is as follows:

Product Line (000’s $)	2017	2016	Difference	% Diff.
Water	$20,658	$20,579	$79	0%
Coffee	7,786	8,505	(719)	(8%)
Refreshment	6,293	7,502	(1,209)	(16%)
Equipment Rental	5,293	5,289	4	0%
Office Products	2,668	5,976	(3,308)	(55%)
Other	1,371	1,386	(15)	(1%)
Total	$44,069	$49,237	$(5,168)	(10%)

Water – Sales of water increased less than 1% for the first nine months of fiscal 2017 as compared to the same period of 2016. The increase is attributable to an increase in volume of 2.4% partially offset by a decrease in average price of 2.0%.

Coffee – The decrease in sales was attributable to a decline in our traditional higher volume lines, bulk and K-cup, while Cool Beans® pods increased 11%. Bulk products sales continued to be negatively influenced by the single serve lines and K-cup sales declined as a result of ongoing commoditization and availability of products on the internet through virtual storefronts. The increase in pod sales is a result of conversion of the other lines as well as new sales but the volume of the product, to date, has not approached that of the others.

Refreshment – Complementary coffee products, single serve drinks, small package water, and cups, all declined. The Company no longer services vending machines which accounted for $638,000 of the sales decline in this category.

Equipment Rental – The small increase in sales was a result of a 1.9% increase in the number of rental units in the field partially offset by a decrease of 1.8% in the average monthly rental revenue per unit.

Office Products – The decrease in sales was a result of implemented price increases on items previously sold at cost or near cost, a decreased focus on sales in this category and availability of products on the internet through virtual storefronts.

Other – The decrease is primarily the result of a reduction in fees that are charged to offset energy costs for delivery and freight, raw materials and bottling operations.

Gross Profit/Cost of Goods Sold – The decrease in sales for the nine months ended July 31, 2017 resulted in a gross profit decrease of $1,165,000 to $23,488,000 from $24,653,000 for the comparable period in 2016. As a percentage of sales, gross margin was 53% for the nine months ended July 31, 2017 compared to 50% for the same period a year ago. Due to a changing sales mix with a reduction of lower margin sales items, the gross margin percentage increased in 2017 as compared to 2016.

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

Operating Expenses and Income from Operations

Total operating expenses increased to $22,391,000 in the first nine months of 2017 from $21,918,000 in the comparable period in 2016, an increase of $473,000, or 2%.

Selling, general and administrative (SG&A) expenses of $21,536,000 in the first nine months of 2017 increased $504,000, or 2%, from $21,032,000 in the comparable period in 2016. Of total SG&A expenses, route distribution costs decreased $523,000, or 5%, as a result of lower labor, truck leasing and insurance costs; combined selling and marketing costs increased $189,000, or 7%, as a result of an increase in staffing; and administration costs increased $838,000, or 10%, as a result of increased spending in the areas of information technology and customer service improvements and provisions for bad debt partially offset by a decrease in overall labor costs.

Advertising expenses were $345,000 in the first nine months of 2017 compared to $389,000 in the first nine months of 2016, a decrease of $44,000, or 11%. The decrease in advertising costs is primarily related to a reduction in printed sales materials.

Amortization increased to $511,000 in the first nine months of 2017 from $501,000 in the comparable period of 2016, an increase of $10,000, or 2%. Amortization is attributable to intangible assets that were acquired as part of acquisitions. We had a gain of $1,000 from the sale of assets in the first nine months of 2017 compared to a gain from the sale of assets of $4,000 in the first nine months of 2016. We routinely sell assets used in the normal course of business as they are replaced with newer assets.

The income from operations for the nine months ended July 31, 2017 was $1,097,000 compared to $2,735,000 in the comparable period in 2016, a decrease of $1,638,000. The decline was the result of lower sales and corresponding gross profit combined with higher selling and administration costs partially offset by lower route distribution costs.

Interest, Taxes, and Other Expenses

Interest expense was $987,000 for the nine months ended July 31, 2017 compared to $1,220,000 in the nine months ended July 31, 2016, a decrease of $233,000. The decrease is attributable to lower average interest rates and lower debt balances as a result of paying off subordinated debt that requires interest at 12%.

The income before income taxes was $110,000 for the nine months ended July 31, 2017 compared to income before income taxes of $1,514,000 in the corresponding period in 2016, a decline of $1,404,000. The tax expense for the first nine months of 2017 was $41,000 compared to a tax expense of $575,000 in 2016.

Net Income

The net income for the nine months ended July 31, 2017 was $69,000 compared to a net income of $939,000 in the corresponding period in 2016. The reduction in net income is attributable to lower sales and corresponding gross profit combined with higher selling and administration costs partially offset by lower route distribution costs.

Liquidity and Capital Resources

As of July 31, 2017, we had working capital of $3,117,000 compared to $7,911,000 as of October 31, 2016, a decrease of $4,794,000. As permitted in the “Third Amendment”, we made a $4,500,000 prepayment on our subordinated debt. We paid $2,500,000 in cash and used proceeds from the revolving line of credit for the remaining $2,000,000. Cash provided from operations during the nine months ended July 31, 2017 was $578,000.

Our Credit Agreement with Bank of America (the “Bank”) provides a senior financing facility consisting of term debt and a revolving line of credit. As of July 31, 2017 we had $8,533,000 outstanding on our term loan. At July 31, 2017, there was a balance of $2,000,000 outstanding on the line of credit and a letter of credit issued for $1,327,000 to collateralize the Company’s liability insurance program as of that date. Consequently, as of July 31, 2017, there was $2,673,000 available to borrow from the revolving line of credit. The line of credit matures in May 2018.

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

Effective September 12, 2016, the Company further amended its Credit Agreement with the Bank (the “Second Amendment”). Under the Second Amendment, interest is paid at a rate of one-month LIBOR plus a margin based on the achievement of a specified leverage ratio. As of July 31, 2017, the margin was 2.50% for the term note and 2.25% for the revolving line of credit. The Company fixed the interest rate on a portion of its term debt by entering into an interest rate swap. As of July 31, 2017, the Company had $4,266,000 of the term debt subject to variable interest rates. The one-month LIBOR was 1.22% on July 31, 2017 resulting in total variable interest rates of 3.72% and 3.47%, for the term note and the revolving line of credit, respectively, as of July 31, 2017.

The following information pertains to the Company's outstanding interest rate swap at July 31, 2017.  The pay rate is fixed and the receive rate is one month LIBOR.

Instrument	Notional Amount	Pay Rate	Receive Rate
Interest rate swap	$4,266,668	1.25%	1.22%

The Second Amendment requires the Company to be in compliance with certain financial covenants as follows: (i) a maximum annual limit for capital expenditures of $4,000,000 each fiscal year, (ii) consolidated adjusted operating cash flows to consolidated total debt service ratio, as defined, to be no less than 1.5 to 1 for any reference period ending on or after October 31, 2016 and (iii) senior funded debt to consolidated adjusted EBITDA, as defined, to be no greater than 2.5 to 1 as of the end of any fiscal quarter ending on or after October 31, 2016. As of July 31, 2017, the Company was in compliance with these financial covenants.

On June 13, 2017, the Company entered into a Third Amendment (the “Third Amendment”) to the Agreement with the Bank. The Third Amendment increases the aggregate principal amount available under the revolving line of credit from $5,000,000 to $6,000,000. The Third Amendment allows the Company to use proceeds from the revolving line of credit to make payments on the Subordinated Debt in an amount not to exceed $2,000,000. The Third Amendment also allows for total prepayments on Subordinated Debt up to $4,500,000 in the aggregate. There were no other changes to the existing term facility, applicable margins for outstanding balances of term debt, or outstanding line of credit amounts. Subsequent to the execution of the Third Amendment, the Company paid an aggregate of $4,500,000 of subordinated debt principal payments to Peter and Jack Baker and the Estate of Henry Baker.

In addition to the senior debt, as of July 31, 2017, the Company has subordinated debt owed to Peter and John Baker in the aggregate principal amount of $4,500,000 that is due November 20, 2020. The interest rate on each of these notes is 12% per annum.

In addition to our senior and subordinated debt commitments, we have significant future cash commitments, primarily in the form of operating leases that are not reported on the consolidated balance sheet. The following table sets forth our contractual commitments in the remainder of the current year and future fiscal years as of July 31, 2017:

	Payment due by Period
Contractual Obligations		Remainder
	Total	of 2017	2018-2019	2020-2021	After 2021
Debt (1)	$15,033,000	$400,000	$5,200,000	$9,433,000	$-
Interest on Debt (2)	2,547,000	282,000	1,603,000	662,000	-
Operating Leases	8,074,000	704,000	4,725,000	2,587,000	58,000
Total	$25,654,000	$1,386,000	$11,528,000	$12,682,000	$58,000

(1)	Debt payments in 2018 include repayments of $2,000,000 outstanding under our line of credit.

(2)	Interest based on 50% of outstanding senior debt at the hedged interest rate discussed above, 50% of outstanding senior debt at a variable rate of 3.72%, line of credit at a rate of 3.47%, and subordinated debt at a rate of 12%.

(3)	Customer deposits have been excluded from the table. Deposit balances vary from period to period with water sales but future increases and decreases in the balances are not accurately predictable. Deposits are excluded because, net of periodic additions and reductions, it is probable that a customer deposit balance will always be outstanding as long as the business operates.

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

Changes in Internal Control over Financial Reporting.

No change in our internal control over financial reporting occurred during the nine month period ended July 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There was no change in the nine months ended July 31, 2017 from the Risk Factors reported in our Annual Report on Form 10-K for the year ended October 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6. Exhibits.

Exhibit
Number	Description

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit B to Appendix A to our registration statement on Form S-4, File No. 333-45226, filed with the SEC on September 6, 2000)

3.2	Certificate of Amendment of Certificate of Incorporation (Incorporated by reference to Exhibit 4.2 of our current report on Form 8-K, filed with the SEC on October 19, 2000)

3.3	Certificate of Ownership and Merger of Crystal Rock Holdings, Inc. with and into Vermont Pure Holdings, Ltd. (Incorporated by reference to Exhibit 3.1 to our current report on Form 8-K, filed with the SEC on May 6, 2010)

3.4	By-laws, as amended (Incorporated by reference to Exhibit 3.2 to our report on Form 8-K, filed with the SEC on April 2, 2010)

10.1	Third Amendment Agreement with Bank of America dated June 13, 2017 (Incorporated by reference to Exhibit 10.1 to our report on Form 8-k, filed with the SEC on June 13, 2017)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files regarding (a) our Consolidated Balance Sheets as of July 31, 2017 and October 31, 2016, (b) our Consolidated Statements of Operations for the Three and Nine Months Ended July 31, 2017 and 2016, (c) our Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended July 31, 2017 and 2016, (d) our Consolidated Statements of Cash Flows for the Nine Months Ended July 31, 2017 and 2016, and (e) the Notes to such Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 14, 2017

CRYSTAL ROCK HOLDINGS, INC.

By:	/s/ David Jurasek
David Jurasek
Chief Financial Officer/Treasurer
(Principal Accounting Officer and Principal Financial Officer)
Exhibits Filed Herewith

Exhibits Filed Herewith

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files regarding (a) our Consolidated Balance Sheets as of July 31, 2017 and October 31, 2016, (b) our Consolidated Statements of Operations for the Three and Nine Months Ended July 31, 2017 and 2016, (c) our Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended July 31, 2017 and 2016, (d) our Consolidated Statements of Cash Flows for the Nine Months Ended July 31, 2017 and 2016, and (e) the Notes to such Consolidated Financial Statements.

