Form 10-K
period 2017-10-31
Crystal Rock Holdings, Inc.
filed 2018-01-24
CIK 1123316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended October 31, 2017.

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

Yes [  ] No [  ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last sale price per share of common stock on April 28, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the NYSE MKT, was $9,097,782.

The number of shares outstanding of the registrant's Common Stock, $.001 par value per share, was 21,358,411 on January 10, 2018.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement, to be filed no later than 120 days after the registrant’s fiscal year ended October 31, 2017, and delivered in connection with the registrant’s annual meeting of stockholders, are incorporated by reference into Part III of this Form 10-K.

Note: Items 6 and 7A are not required for smaller reporting companies and therefore are not furnished.

***************

In this Annual Report on Form 10-K, “Crystal Rock,” the “Company,” “we,” “us” and “our” refer to Crystal Rock Holdings, Inc. and its subsidiary, taken as a whole, unless the context otherwise requires.

***************

This Annual Report on Form 10-K contains references to trade names, label design, trademarks and registered marks of Crystal Rock Holdings, Inc. and its subsidiary and other companies, as indicated. Unless otherwise provided in this Annual Report on Form 10-K, trademarks identified by ® are registered trademarks or trademarks, respectively, of Crystal Rock Holdings, Inc. or its subsidiary. All other trademarks are the properties of their respective owners.

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

Water

Bottled water is a mainstream beverage and the centerpiece of many consumers’ healthy living lifestyles. Sales of bottled water accounted for 47% of our total sales in fiscal year 2017 and 43% in 2016. We believe that the development of the bottled water industry has for many years reflected public awareness of the potential contamination and unreliability of some municipal water supplies. Conversely, bottled water has periodically been the focus of publicity regarding concerns about the possibly adverse environmental effects of using plastic bottles, as well as the effect on the environment of water extraction and the production. See Item 1A, “Risk Factors,” for more information.

Coffee

Coffee, a product that is counter seasonal to water, is the second leading product in the distribution channel, accounting for 18% of our total sales in fiscal year 2017 and 17% of our total sales in fiscal year 2016. We sell different brands and sizes of coffee products. We continue to promote our Cool Beans® brand coffee in an effort to increase profitability and create brand equity in the coffee category. Because coffee is a commodity, coffee sales are affected by volatility in the world commodity markets. An interruption in supply or a dramatic increase in pricing could have an adverse effect on our business.

A large proportion of our coffee sales are single-serve coffee products. These products have become more prevalent in the marketplace over the last decade, and changes in distribution play a significant role in the availability and profitability of these products.

Refreshment and Equipment Rental

Ancillary products, such as soft drinks and snacks, accounted for 14% of our total revenues in fiscal year 2017 and 15% of our total revenues in fiscal year 2016. Equipment rentals, primarily water coolers, made up 12% of our total revenues in fiscal year 2017 and 11% of our total revenues in fiscal year 2016.

Office Products

In fiscal 2011, we added office products to our product offerings. We grew the office product line in an effort to diversify our product sales to existing office customers. However, we determined that sales of some office products generated low margins for us, so beginning in late fiscal 2015, we emphasized growth efforts on our core water products. As a result, the contribution to total revenues from office products in fiscal 2017 decreased to 6% of total revenues in fiscal 2017 from 11% in fiscal 2016.

Other Revenue

Fees that are charged to offset energy costs for delivery and freight, raw materials, and bottling operations primarily make up the balance of our revenue. This comprised 3% of our total sales in fiscal years 2017 and 2016.

Water Sources, Treatment, and Bottling Operations

Water from local municipalities is the primary source for the Crystal Rock Waters® brand in three- and five-gallon bottles. In fiscal 2017, this accounted for 67% of our water bottled in these types of containers. Municipal water is purified through a number of processes beginning with filtration. Utilizing carbon and ion exchange filtration systems, we remove chlorine and other volatile compounds and dissolved solids. After the filtration process, impurities are removed by reverse osmosis and/or distillation. Prior to bottling, we add pharmaceutical grade minerals to the water, including calcium, potassium, and magnesium for taste. The water is ozonated (by injecting ozone into the water as an agent to inhibit the formation of bacteria) and bottled in a fully enclosed clean room with a high efficiency particulate air, or HEPA, filtering system designed to prevent any airborne contaminants from entering the bottling area, in order to create a sanitary filling environment.

If for any reason the municipal sources for Crystal Rock® water were curtailed or eliminated, we could, though probably at greater expense, purchase water from other sources and have it shipped to our manufacturing facilities.

The main source of our natural spring water (primarily sold under the Vermont Pure® brand) is a spring owned by a third party in Stockbridge, Vermont that is subject to a 50-year water supply contract, approximately 32 years of which remain. We also obtain water, under a similar agreement with a third party, from a spring in Bennington, Vermont. These springs are approved by the State of Vermont as sources for natural spring water. The contractual terms for these springs provide spring water in excess of our current needs and within the apparent capacity of the springs, and accordingly we believe that we can readily meet our bulk water supply needs for the foreseeable future. Water from these springs accounted for 33% of our total water bottled in fiscal 2017.

Percolation through the earth's surface is nature's best filter of water. We believe that the age and extended percolation period of our natural spring water provides it with certain distinct attributes: a purer water, noteworthy mineral characteristics (including the fact that the water is sodium free and has a naturally balanced pH), and a light, refreshing taste.

An interruption in or contamination of any of our spring sites would materially affect our business. We believe that we could find adequate supplies of bulk spring water from other sources, but that we might suffer inventory shortages or inefficiencies, such as increased purchase or transportation costs, in obtaining such supplies.

We are highly dependent on the integrity of the sources and processes by which we derive our products. Natural occurrences beyond our control, such as drought, flood, earthquake or other geological changes, a change in the chemical or mineral content or purity of the water, or environmental pollution may affect the amount and quality of the water available from the springs or municipal sources that we use. There is a possibility that characteristics of the product could be changed either inadvertently or by tampering before consumption. Even if such an event were not attributable to us, the product’s reputation could be irreparably harmed. Consequently, we would experience economic hardship. Occurrence of any of these events could have an adverse impact on our business. We are also dependent on the continued functioning of our bottling processes. An interruption could result in an inability to meet market demand and/or negatively affect the cost to bottle the products.

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

Products

Water, Coffee, and Refreshment and Ancillary Equipment

We sell our Crystal Rock® and Vermont Pure® water brands in three- and five-gallon bottles to homes and offices throughout New England, New York, and New Jersey. In general, Crystal Rock® is distributed in southern New England and New York, while Vermont Pure® is primarily distributed throughout northern New England and secondarily in southern New England and New York. We rent and sell water coolers to customers to dispense bottled water. Our coolers are available in various consumer preferences such as cold, or hot and cold, dispensing units. In addition, we sell and rent units to commercial accounts that filter water from the existing source on site. We also rent and sell coffee brewing equipment and distribute a variety of coffee, tea and other hot beverage products and related supplies, as well as other consumable products used around the office. We own the Cool Beans® brand of coffee, which we distribute throughout our market area. In addition to Cool Beans®, we sell other brands of coffee, most notably, Baronet and Keurig Green Mountain.

Our extensive distribution system and large customer lists afford us the opportunity to introduce new products that may benefit our current customers or appeal to new customers. From time to time, we may capitalize on these opportunities by expanding our product lines or replacing existing products with new ones. In response to the increasingly competitive sales environment, we will consider distributing new products that we believe may enhance our sales and profitability.

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

We believe that we have a well-established distribution system and that the Crystal Rock® family of brands is well known in the regions in which we operate, and we hope to leverage those advantages successfully. Nevertheless, price competition in the office product market can be robust, and there can be no assurance that our office products strategy will be successful. See Item 1A, “Risk Factors,” for more information.

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

Over the last several years, we have diversified our product offerings and focused our efforts on sales and marketing in order to increase sales across all of our product lines and enhance the value of our distribution system and customer base. Initially, we hired and trained an expanded sales force and incurred significant expenditures to build an IT infrastructure designed to enhance sales administration and run our business more efficiently. Late in 2013, we decided to shift the infrastructure platform that we had been constructing to one we had acquired during the year. For more information, see Item 1A, “Risk Factors.” In 2014, we worked to stabilize our IT and e-commerce platforms while growing our office product sales revenues. Subsequently, during fiscal 2015, we experienced significant losses through the first three quarters, due in large part to lower than desired margins on office products, which led to a reduction in the number of full-time employees. In the latter part of fiscal 2015 and during fiscal 2016, we focused more heavily on strategic pricing taking into account the value provided with our quality products and integrated services. Our goal is to avoid competing based on price and focus on customers who want more regularly scheduled route deliveries. These changes have produced higher gross margins as a percentage of sales; however, sales decreases have impacted the gross margin dollars resulting in lower operating income in fiscal 2017 compared to fiscal 2016.

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

Sales and Distribution

We sell and deliver products directly to our customers using our own employees and route delivery trucks.  Deliveries to customers are made on a regularly scheduled basis for water, coffee, and ancillary products. We accommodate our customers with next day delivery when they run out of those products and for office products.  We bottle our water at our facilities in Watertown, Connecticut, White River Junction, Vermont, and Halfmoon, New York and have water bottled for us in Buffalo and Endicott, New York.  We maintain numerous distribution locations throughout our market area.  From these locations, we also distribute dispensing equipment, a variety of coffee, tea and other refreshment products, and related supplies.  We receive office supplies, equipment, and furniture on a “just-in-time” basis from our vendors at our distribution locations. We ship between our production and distribution sites using both our own and contracted carriers.

Supplies

We currently source all of our raw materials from outside vendors. As one of the largest Home and Office distributors in the country, we are able to capitalize on volume to continue to reduce costs.

We rely on trucking to receive raw materials and to transport and deliver our finished products. Consequently, the fluctuating fuel prices significantly affect the cost of our products. We purchase our own fuel for our Home and Office delivery and use third parties for transportation of raw materials and finished goods between our warehouses. While volume purchases can help control erratic fuel pricing, market conditions ultimately determine the price. In the past, we have experienced substantial market fluctuation of fuel prices.  However, fuel prices have become more stable recently, and our regular customers pay a minimum monthly fuel charge. The risk remains that we may not be able to use fuel price adjustments to cover the cost of fuel increases in a volatile market for petroleum products, which could adversely affect our profitability.

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

Seasonality

Our business is seasonal. The period from June to September, when we have our highest water sales, represents the peak period for sales and revenues due to increased consumption of cold beverages during the summer months in our core Northeastern United States market. Conversely, coffee has a peak sales period from November to March. Sales of office products and supplies fluctuate during the year.

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

Traditionally, the rental of water coolers for offices and homes has been a profitable business for us. As coolers have become cheaper and more readily available at retail outlets and with increased promotional pricing in the marketplace, our cooler rental revenue has declined. Although this rental revenue is profitable for us, it may continue to decline or become less profitable in the future as a result of retail competition.

Coffee product sales have dramatically shifted to sales of single serve packages. We face increased competition for sales of these products from retail stores and home delivery options from other food and beverage distributors, office products distributors and retail outlets. In addition, internet availability has increased, leading to sales declines for coffee products.

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

We are subject to periodic, unannounced inspections by the FDA. Upon inspection, we must be in compliance with all aspects of the quality standards and good manufacturing practices for bottled water, the Fair Packaging and Labeling Act, and all other applicable regulations that are incorporated in the FDA quality standards. We believe that we meet the current regulations of the FDA, including the classification as spring water. All of our plants and distribution locations are registered with the FDA under the Public Health Security and Bioterrorism Preparedness and Response Act of 2002. In December 2009, the FDA put into effect the Bottled Water Microbial Rule to monitor water sources for E. coli bacteria. We have been in compliance with the testing requirements for this rule prior to and since its inception.

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

Employees

As of January 10, 2018, we had 285 full-time employees and 9 part-time employees. None of the employees belongs to a labor union. We believe that we have good standing relationships with our employees.

Additional Available Information

Our principal website is www.crystalrock.com. We make our annual, quarterly and current reports, and amendments to those reports, available free of charge on www.crystalrock.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). Reports of beneficial ownership of our common stock, and changes in that ownership, by directors, officers and greater-than-10% shareholders on Forms 3, 4 and 5, are likewise available free of charge on the SEC’s website and our website.

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

As mentioned above, the Baker family group owns a majority of our common stock. In addition, in connection with the acquisition of the Crystal Rock Spring Water Company in 2000, we issued members of the Baker family group 12% subordinated promissory notes secured by all of our assets. As of October 31, 2017, the balance on these notes is $4,500,000. We also lease important facilities in Watertown and Stamford, Connecticut from Baker family interests. These interests of the Baker family create various conflicts of interest. Transactions between the Company and related parties are subject to review and approval by the Audit Committee, which consists entirely of independent directors.

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

Our industry has also been affected by the increasing availability of water coolers in discount retail outlets. This has negatively affected our rental revenue stream in recent years as more customers choose to purchase coolers rather than rent them. We do not expect retail sales to replace rentals completely because we believe that the purchase option does not provide the quality and service that many customers want. However, third party retail cooler sales may continue to impact our rental revenues negatively in the future.

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

Our route accounting and online ordering systems are essential to our overall administrative function and success.  An extended interruption in servicing the system could result in the inability to access information.  Limited or no access to this information would likely inhibit the sale and distribution of our products and the availability of management information, and could even affect our compliance with public reporting requirements.  Our software vendor has a limited number of staff possessing the proprietary information pertaining to the operation of the software.  Changes in personnel or ownership in the firm might result in disruption of service.  Such changes would be addressed by retaining a new vendor to service the existing software or purchasing a new system, but we cannot assure you that we could implement successfully a new vendor or new system without possible disruption to our business and added cost.  Any of these events could have a material adverse impact on our operations and financial condition.

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

At October 31, 2017 and 2016, our outstanding senior debt was $10,133,000 and $9,733,000, respectively, and our outstanding subordinated debt was $4,500,000 and $9,000,000 respectively. The underlying loans are secured by substantially all of our assets. If we do not repay our indebtedness in a timely fashion, our secured creditors could declare a default and foreclose upon our assets, which would result in harmful disruption to our business, the sale of assets for less than their fully realizable value, and possible bankruptcy. We must generate enough cash flow to service this indebtedness until maturity.

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

Essentially all of our sales are derived from New England, New York and New Jersey. We believe that the economic recession experienced in these areas, particularly in 2008 and 2009, adversely affected our financial results. Connecticut particularly has experienced difficulties recovering after the recession. Continued adverse effects in the regional economies, or a significant negative change in the economy of any of these regions, changes in consumer spending in these regions, or the entry of new competitors into these regional markets, among other factors, could result in a decrease in our sales and, as a result, reduced profitability.

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

As part of our Home and Office delivery operations, we have entered into or assumed various lease agreements for properties used as distribution points and office space. The following table summarizes these arrangements and includes our bottling facilities:

Location	Lease expiration	Sq. Ft.	Annual Rent
Williston, VT	June 2019	12,320	$100,416
Bow, NH	May 2021	12,800	68,500
Rochester, NY	June 2022	15,000	77,100
Buffalo, NY	September 2021	20,000	102,000
Syracuse, NY	March 2023	17,680	79,832
Halfmoon, NY	October 2021	22,500	180,000
Plattsburgh, NY	Month-to-month	5,000	29,400
Watertown, CT*	October 2021	67,000	470,521
Stamford, CT	September 2020	22,000	256,668
White River Junction, VT	May 2019	20,382	120,706
Groton, CT	June 2019	7,500	58,250
Canton, MA	October 2019	23,966	161,291
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

The landlord for the buildings in Stamford and the headquarters in Watertown, Connecticut is a trust with which John and Peter Baker and Ross Rapaport are affiliated. We believe that the rent charged under these leases is not more than fair market rental value.

We expect that these facilities will meet our needs for the next several years.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

N/A.

PART II

ITEM 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is traded on the NYSE MKT under the symbol CRVP. The table below indicates the high and low prices per share of Common Stock as reported by the exchange.

Fiscal Year Ended October 31, 2017

	High	Low
First Quarter	$.86	$.75
Second Quarter	$1.05	$.70
Third Quarter	$.93	$.76
Fourth Quarter	$.86	$.69

Fiscal Year Ended October 31, 2016

	High	Low
First Quarter	$1.00	$.44
Second Quarter	$.98	$.66
Third Quarter	$.95	$.63
Fourth Quarter	$.92	$.74

The last reported sale price of our Common Stock on the NYSE MKT on January 12, 2018 was $.82 per share.

As of that date, we had approximately 265 record owners and believe that there were approximately 1,500 beneficial holders of our Common Stock.

No dividends have been declared or paid to date on our Common Stock. Our senior credit agreement prohibits us from paying dividends without the prior consent of the lender. It is unlikely that we will pay dividends in the foreseeable future.

Issuer Purchases of Equity Securities

On May 14, 2012, we announced a program to repurchase up to $500,000 of our common stock. There is no expiration date for the program. The dollar amount may not be reached. During fiscal 2017 and 2016, no shares were repurchased. The maximum expenditure that may yet to be used for purchase under the program is $470,030 as of October 31, 2017.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis (MD&A) is intended to help the reader understand our Company. The MD&A should be read in conjunction with our consolidated financial statements and the accompanying notes. This overview provides our perspective on the individual sections of the MD&A, as well as a few suggestions for reading these pages. The MD&A includes the following sections:

▪	Business Overview — a brief description of fiscal year 2017.

▪	Results of Operations — an analysis of our consolidated results of operations for the two years presented in our consolidated financial statements.

▪	Liquidity and Capital Resources — an analysis of cash flows, sources and uses of cash, and contractual obligations and a discussion of factors affecting our future cash flow.

▪	Critical Accounting Policies — a discussion of accounting policies that require critical judgments and estimates. Our significant accounting policies, including the critical accounting policies discussed in this section, are summarized in the notes to the accompanying consolidated financial statements.

Business Overview

Net income decreased $642,000 on a sales decline of 10% in fiscal 2017 compared to fiscal 2016. Although dollar sales declined 10%, dollar gross profit declined 4%. The decrease in lower margin product sales lines resulted in an overall gross profit of 54% for fiscal 2017 compared to 51% in fiscal 2016. Operating expenses increased 1% or $248,000 in fiscal 2017 from fiscal 2016. Interest expense for fiscal 2017 decreased $395,000 or 24% compared to fiscal 2016. The lower sales in fiscal 2017 were the main factor for the lower net income in fiscal 2017 compared to fiscal 2016.

The reduced sales volume resulted in lower delivery costs in fiscal 2017 as compared to fiscal 2016. This reduction was offset by higher selling costs associated with commissions for rental unit placements and higher administrative expenses associated with improving our customer service and back office systems.

We continue to focus on strategic pricing for our products. Our target market focus is on customers who want regularly scheduled route deliveries and associated value added services. Furthermore, we are investing in customer facing technology that we expect will improve customer facing and back office systems. These improvements are expected to enhance customer online ordering capabilities and increase efficiencies in our administrative departments.

Results of Operations

Fiscal Year Ended October 31, 2017 Compared to Fiscal Year Ended October 31, 2016

Sales

Sales for fiscal year 2017 were $59,069,000 compared to $65,342,000 for 2016, a decrease of $6,273,000 or 10%. Other than other revenues, all sales categories declined. The most notable decline was that of office products.

The comparative breakdown of sales is as follows:

Product Line	2017	2016	Difference	% Diff.
	(in 000’s $)	(in 000’s $)	(in 000’s $)
Water	$27,944	$27,964	$(20)	(0%)
Coffee	10,337	11,121	(784)	(7%)
Refreshment	8,431	10,041	(1,610)	(16%)
Equipment Rental	7,051	7,055	(4)	(0%)
Office Products	3,326	7,211	(3,885)	(54%)
Other	1,980	1,950	30	2%
Total	$59,069	$65,342	$(6,273)	(10%)

Water –Water sales volume increased 2%. The average selling price decreased 2% due to competitive pricing pressures.

Coffee – Sales of single-serve coffee declined to $7,190,000 from $7,599,000, despite an increase of 11% in our Cool Beans® pod sales. Cool Beans® made up 22% of the category in 2017 compared to 19% in 2016. There was an 11% decrease in sales of our traditional coffee products for office and food service brewers. The overall decrease in coffee sales was attributable to lower volume due to commoditization pricing by competitors in the marketplace as well as the availability of these products in grocery and box stores. Increasingly, single serve coffee products are becoming more available through the internet and virtual stores. The increase in Cool Bean® pod sales is the result of continued marketing efforts on the brand and lower pricing than traditional hard pod products.

Refreshment – The most notable decline in the refreshment category is attributable to discontinuing the servicing of vending machines. This resulted in a decline in sales of $854,000 or 53% of the total refreshment sales decline. We believe other declines in refreshment products are attributable to competition from virtual stores.

Equipment Rental – The small decrease in equipment rental revenue in fiscal year 2017 compared to the prior year was a result of a 2% increase in average units in the field and a decrease in average rental price of 2% due to competitive pricing. The unit increase is attributable to the selling focus of placing rental equipment with new customers to generate recurring revenue streams.

Office Products – The decrease in sales was the result of our renewed focus on core product sales particularly water and the placement of water coolers. Due to the competitive nature of the office products marketplace and the number of online retailers in the market combined with less focus on selling these products, total sales in the category have declined.

Other – The increase was primarily attributable to revenue earned for unreturned 3/5-gallon bottles delivered to customers.

Gross Profit/Cost of Goods Sold

Gross profit decreased $1,328,000 to $31,780,000 in fiscal year 2017 compared to $33,108,000 in fiscal 2016. Gross profit as a percentage of sales increased to 54% in fiscal 2017 from 51% in fiscal 2016. The sales decline resulted in lower dollar gross profit.

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

Income from Operations/Operating Expenses

Income from operations was $1,947,000 in 2017 compared to $3,523,000 in 2016, a decrease of $1,576,000. The decrease is attributable to lower sales and gross profit combined with an increase in operating expenses. Total operating expenses increased by $248,000 or 1% in 2017 to $29,833,000 compared to $29,585,000 in 2016.

Selling, general and administrative (SG&A) expenses were $28,704,000 in fiscal year 2017 compared to $28,366,000 in fiscal year 2016, an increase of $338,000, or 1%. Of total SG&A expenses:

•	Route sales costs decreased 4%, or $563,000, to $12,694,000 in fiscal year 2017 from $13,257,000 in fiscal year 2016. Lower sales resulted in lower direct distribution operating costs. These costs decreased $423,000, or 3%, to $12,131,000 in fiscal year 2017 from $12,554,000 in fiscal year 2016, primarily as a result of lower labor costs. Other cost reductions included telephone and paper delivery ticket costs;

•	Selling and marketing costs increased 2%, or $73,000, to $3,891,000 in fiscal year 2017 from $3,818,000 in fiscal 2016. The increase was attributable to higher labor costs;

•	Other general and administrative costs increased 7% or $828,000, to $12,119,000 in fiscal year 2017 from $11,291,000 in fiscal year 2016. The increase was attributable to improving back office technology and increases in customer service personnel. Also increasing was doubtful account expenses.

Advertising expenses decreased to $466,000 in fiscal year 2017 from $546,000 in 2016, a decrease of $80,000, or 15%. The decrease in advertising costs is primarily related to an increase in online advertising and a decrease in print advertising and radio advertising, which are comparatively more expensive.

Amortization decreased to $660,000 in 2017 compared to $672,000 in 2016. Amortization is attributable to intangible assets that were acquired as part of acquisitions in past years. The decrease is the result of acquired customer lists and non-competition agreements issued in conjunction with acquisitions becoming fully amortized.

There was a net loss from the sale of miscellaneous assets in fiscal year 2017 of $4,000 compared to a net loss of $1,000 in 2016. These were sales of miscellaneous assets and vending equipment no longer used in the course of business.

Interest Expense, Income Taxes, and Income before Income Taxes

Interest expense was $1,222,000 for fiscal year 2017 compared to $1,617,000 for fiscal year 2016, a decrease of $395,000. The decrease is the result of lower subordinated debt balances, which bear interest at a rate of 12% per annum.

Income before income taxes of $726,000 in fiscal year 2017 compared to income before income taxes of $1,906,000 in fiscal year 2016, was a decrease of $1,180,000.

Income tax expense for fiscal year 2017 of $166,000 compared to $704,000 for fiscal year 2016 resulted in an effective tax rate of 23% in 2017 and 37% in 2016. The decrease in taxes was the result of lower income before taxes and a lower effective tax rate in fiscal 2017 compared to fiscal 2016. The decrease in the tax rate is due to an adjustment related to Subpart F Income previously recorded.

Net Income

Net income for 2017 was $560,000 compared to $1,202,000 in fiscal year 2016, a decrease of $642,000. Earnings were lower due to lower sales and lower gross profit. The net income in the respective years was completely attributable to continuing operations.

Based on the weighted average number of shares of Common Stock outstanding of 21,358,000 (basic and diluted), net income per share in 2017 was $.03 per share. In 2016, weighted average number of shares of Common Stock outstanding was 21,358,000 (basic and diluted) resulting in net income of $.06 per share. This was a decrease in earnings of $.03 per share.

In 2017, there was $22,000 of unrealized gains related to our swap activity that we have designated as cash flow hedges, net of reclassification adjustments and taxes, compared to unrealized losses of $14,000 in 2016.

Liquidity and Capital Resources

As of October 31, 2017, we had working capital of $3,360,000 compared to $7,911,000 as of October 31, 2016, a decrease of $4,551,000. The decrease in working capital is primarily attributable to the use of $4,100,000 to reduce total debt and to lower accounts receivable.

Net cash provided by operating activities was $2,234,000 in 2017 compared to $8,077,000 in 2016, a decrease of $5,843,000. The decrease is reflective of lower net income, a reduction in accounts payable and accrued expenses, and no non cash interest expense in the current year. We used cash and short-term debt to reduce long-term debt obligations by $6,100,000. We used $2,624,000 for capital expenditures in 2017 compared to $2,629,000 in 2016.

Our Credit Agreement with Bank of America (the “Bank”), as amended to date, provides a senior financing facility consisting of term debt and a $6 million revolving line of credit. As of October 31, 2017 we had $8,133,000 outstanding on our term loan. At October 31, 2017, there was a balance of $2,000,000 outstanding on the line of credit and a letter of credit issued for $1,327,000 to collateralize the Company’s liability insurance program as of that date. Consequently, as of October 31, 2017, there was $2,673,000 available to borrow from the revolving line of credit. The line of credit matures in May 2018.

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

Effective September 12, 2016, the Company further amended its Credit Agreement with the Bank (the “Second Amendment”). Under the Second Amendment, interest is paid at a rate of one-month LIBOR plus a margin based on the achievement of a specified leverage ratio. As of October 31, 2017, the margin was 2.50% for the term note and 2.25% for the revolving line of credit. The Company fixed the interest rate on a portion of its term debt by entering into an interest rate swap. As of October 31, 2017, the Company had $4,068,000 of the term debt subject to variable interest rates. The one-month LIBOR was 1.24% on October 31, 2017 resulting in total variable interest rates of 3.74% and 3.49%, for the term note and the revolving line of credit, respectively, as of October 31, 2017.

The following information pertains to the Company's outstanding interest rate swap at October 31, 2017.  The pay rate is fixed and the receive rate is one month LIBOR.

Instrument	Notional Amount	Pay Rate	Receive Rate
Interest rate swap	$4,066,668	1.25%	1.24%

The Second Amendment requires the Company to be in compliance with certain financial covenants as follows: (i) a maximum annual limit for capital expenditures of $4,000,000 each fiscal year, (ii) consolidated adjusted operating cash flow to consolidated total debt service ratio, as defined, to be no less than 1.5 to 1 for any reference period ending on or after October 31, 2016 and (iii) senior funded debt to consolidated adjusted EBITDA, as defined, to be no greater than 2.5 to 1 as of the end of any fiscal quarter ending on or after October 31, 2016. As of October 31, 2017, the Company was in compliance with these financial covenants.

On June 13, 2017, the Company entered into a Third Amendment (the “Third Amendment”) to the Agreement The Third Amendment allows the Company to use up to $2,000,000 of proceeds from the revolving line of credit to make payments on the Subordinated Debt. The Third Amendment also allows for prepayments on Subordinated Debt up to $4,500,000 in the aggregate. Subsequently the Company paid an aggregate of $4,500,000 of subordinated debt principal payments.

In addition to the senior debt, as of October 31, 2017, the Company has subordinated debt owed to Peter and John Baker in the aggregate principal amount of $4,500,000 that is due November 20, 2020. The interest rate on each of these notes is 12% per annum.

In addition to our senior and subordinated debt commitments, we have significant future cash commitments, primarily in the form of operating leases that are not reported on the consolidated balance sheet. The following table sets forth our contractual commitments as of October 31, 2017:

Contractual Obligations	Payment due by Period (2)
	Total	2018	2019-2020	2021-2022	After 2022
Debt	$14,633,000	$3,600,000	$6,533,000	$4,500,000	$-
Interest on Debt (1)	2,267,000	850,000	1,387,000	30,000	-
Operating Leases	8,826,000	2,991,000	4,085,000	1,713,000	37,000
Total	$25,726,000	$7,441,000	$12,005,000	$6,243,000	$37,000

(1)	Interest is based on (a) 50% of outstanding senior debt at the hedged interest rate discussed above and 50% of outstanding senior debt at a variable rate of 3.74% and (b) subordinated debt at a rate of 12%.

(2)	Customer deposits have been excluded from the table. Deposit balances vary from period to period with water sales but future increases and decreases in the balances are not accurately predictable. Deposits are excluded because, net of periodic additions and reductions, it is probable that a customer deposit balance will always be outstanding as long as the business operates.

As of the date of this Annual Report on Form 10-K, we have no other material contractual obligations or commitments.

Factors Affecting Future Cash Flow

Generating cash from operating activities and access to credit is integral to the success of our business. We continue to generate cash from operating activities to service scheduled debt repayment and fund capital expenditures. In addition, we have capacity to borrow from our line of credit for capital expenditures and acquisitions. We also lease a significant amount of our vehicles and all of our buildings.

Adverse economic conditions and an increase in banking regulations in recent years have negatively impacted many businesses’ financial performance and restricted credit availability. The competitive landscape has reduced our sales volume over the past year. We anticipate that our business and pricing strategy will be successful. However, no assurance can be given that we will be profitable in the future and that the economic and competitive environment will not adversely affect our cash flow and results of operations or that we will have adequate access to credit.

Factors Affecting Quarterly Performance

Our business and financial trends vary from quarter to quarter based on, but not limited to, seasonal demands for our products, climate, and economic and geographic trends. Consequently, results for any particular fiscal quarter are not necessarily indicative, through extrapolation, or otherwise, of results for a longer period. In the past year as in other years, we have experienced weather related events that have influenced quarterly performance. Weather is always variable and can impact our performance both positively and negatively. In 2016 we believe water sales increased due to the warmer than usual summer while in fiscal 2017 the temperatures in the northeast were not as high.

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

Goodwill – Intangible Asset Impairment

We have acquired a significant number of companies. The excess of the purchase price over the fair value of the assets and liabilities acquired has been recorded as goodwill. Goodwill is not amortized but is subject to impairment assessment. In accordance with ASC 350, "Intangibles-Goodwill and Other," we assess goodwill for impairment on an annual basis, or more frequently, if an event occurs or circumstances change that would more likely than not reduce the fair value below the carrying amount. Such assessment can be done on a qualitative or quantitative basis. When conducting a qualitative assessment, we consider relevant events and circumstances that affect the fair value or carrying amount of the reporting unit. A quantitative test is required only if we conclude that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, or we elect not to perform a qualitative assessment of a reporting unit. We consider the extent to which each of the events and circumstances identified affect the comparison of the reporting unit's fair value or the carrying amount. Such events and circumstances could include macroeconomic conditions, industry and market considerations, overall financial performance, entity and reporting unit specific events, product brand level specific events and cost factors. We place more weight on the events and circumstances that may affect its determination of whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. These factors are all considered by management in reaching its conclusion about whether to perform a quantitative goodwill impairment test.

We perform a quantitative annual goodwill impairment test by comparing the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount exceeds the fair value, we recognize an impairment charge for the amount by which the carrying amount exceeds the fair value, not to exceed the total amount of goodwill in that reporting unit.

As of October 31, 2017, considering qualitative factors, we concluded it is more likely than not that the fair value of the Company was greater than its carrying amount (Step 0); therefore performing the quantitative goodwill impairment test was not necessary. See the significant accounting policies in the footnotes to the financial statements.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of October 31, 2017. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of October 31, 2017, the Company's internal control over financial reporting is effective based on those criteria.

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

b) Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended October 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to the sections captioned “Directors,” “Our Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance” and “Committees of the Board of Directors” in our 2018 proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended October 31, 2017.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to the sections captioned “Compensation of Executive Officers” and “Compensation of Non-Employee Directors” in our 2018 proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended October 31, 2017.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table sets forth certain information as of October 31, 2017 about shares of our Common Stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements that were not required to be and were not submitted to our stockholders for approval.

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

Additional information required by this Item is incorporated by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in our 2018 proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended October 31, 2017.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to the section captioned “Corporate Governance” in our 2018 proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended October 31, 2017.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated by reference to the sections captioned “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policies and Procedures” in our 2018 proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended October 31, 2017.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

a)	The following documents are filed as part of this report:

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Certificate of Incorporation		S-4	September 6, 2000	Exhibit B to Appendix A

3.2	Certificate of Amendment to Certificate of Incorporation		8-K	October 19, 2000	4.2

3.3	Amended and Restated By-Laws as adopted March 29, 2010		8-K	April 2, 2010	3.2

3.4	Certificate of Ownership and Merger of Crystal Rock Holdings, Inc. with and into Vermont Pure Holdings, Ltd.		8-K	April 30, 2010	3.1

4.1	Registration Rights Agreement with Peter K. Baker, Henry E. Baker, John B. Baker and Ross Rapaport		8-K	October 19, 2000	4.6

10.1*	1998 Incentive and Non-Statutory Stock Option Plan, as amended		DEF 14A	February 28, 2003	A

10.2*	2004 Stock Incentive Plan		DEF 14A	March 1, 2004	Annex B

10.3	Lease of Buildings and Grounds in Watertown, Connecticut from the Baker’s Grandchildren Trust		S-4	September 6, 2000	10.22

10.4	Second Amendment to the Lease of Buildings and Grounds in Watertown, Connecticut from the Baker’s Grandchildren Trust		10-Q	September 14, 2007	10.4

10.5	Amended and Restated Credit Agreement dated April 5, 2010 with Bank of America.		8-K	April 9, 2010	10.1

10.6	Form of Amended and Restated Term Note dated April 5, 2010 to Bank of America.		8-K	April 9, 2010	10.2

10.7	Form of Amended and Restated Subordination and Pledge Agreement dated April 5, 2010 between Henry E. Baker and Bank of America.	8-K	April 9, 2010	10.3

10.8	Form of Amended and Restated Subordination and Pledge Agreement dated April 5, 2010 between John B. Baker and Peter K. Baker and Bank of America.	8-K	April 9, 2010	10.4

10.9	Form of Amended and Restated Promissory Note dated April 5, 2010 issued to Henry E. Baker, John B. Baker and Peter K. Baker	8-K	April 9, 2010	10.5

10.10	Form of Indemnification Agreement dated November 2, 2005 with each of Henry E. Baker, John B. Baker, Peter K. Baker, Phillip Davidowitz, David Jurasek, Bruce S. MacDonald and Ross S. Rapaport	10-K	January 30, 2006	10.21

10.11	Form of Indemnification Agreement dated November 2, 2005 with each of John M. Lapides and Martin A. Dytrych and dated February 15, 2012 for Lori J. Schafer	10-K	January 30, 2006	10.22

10.12	Financial Assistance Agreement with Connecticut Innovations dated August 20, 2007	10-K	January 29, 2008	10.30

10.13	Letter of Waiver and Consent dated September 15, 2010 signed by Martin Dytrych, Henry Baker, Peter Baker, and John Baker.	8-K	October 1, 2010	10.1

10.14	First Amendment to the Credit Agreement dated September 28, 2010 with Bank of America.	8-K	October 1, 2010	10.2

10.15	Letter from Henry E., Peter K., and John B. Baker and Ross S. Rapaport, as trustee, to Bank America, as agreed to, to amend Subordination Agreements.	8-K	October 1, 2010	10.3

10.16	Lease of Building and Land in Stamford, Connecticut from Henry E. Baker dated September 30, 2010.	8-K	October 1, 2010	10.4

10.17	Second Amendment to the Credit Agreement with Bank of America dated May 14, 2012.	8-K	May 14, 2012	10.1

10.18	Third Amendment to the Credit Agreement with Bank of America dated March 13, 2013	10-Q	March 18, 2013	10.1

10.19	Amendment of Second Amended and Restated Subordinated Note and Subordinated Note to Henry Baker dated March 13, 2013	10-Q	March 18, 2013	10.2

10.20	Amendment of Subordinated Note to Peter and John Baker dated March 13, 2013	10-Q	March 18, 2013	10.3

10.21	Second Amended and Restated Term Note to Bank of America dated March 13, 2013	10-Q	March 18, 2013	10.4

10.22	Letter of Waiver and Consent dated December 21, 2012 signed by Martin Dytrych, Henry Baker, Peter Baker, and John Baker	8-K	December 28, 2012	10.1

10.23	Letter of Waiver and Consent From Bank of America dated December 21, 2012 signed by Donald Bates and Bruce MacDonald	8-K	December 28, 2012	10.2

10.24*	Crystal Rock Holdings, Inc. 2014 Stock Incentive Plan	DEF 14A	February 28, 2014	A

10.25	Fourth Amendment to the Credit Agreement with Bank of America dated September 30, 2013		10-K	January 27, 2015	10.33

10.26	Fifth Amendment to the Credit Agreement with Bank of America dated January 14, 2015		10-K	January 27, 2015	10.34

10.27	Second Amended and Restated Credit Agreement with Bank of America dated May 20, 2015		10-Q	June 15, 2015	10.1

10.28	Third Amended and Restated Term Note with Bank of America dated May 20, 2015		10-Q	June 15, 2015	10.2

10.29	Second Amended and Restated Revolving Credit Note Dated May 20, 2015		10-Q	June 15, 2015	10.3

10.30	Amendments to Subordinated Notes dated May 20, 2015		10-Q	June 15, 2015	10.4

10.31	First Amendment Agreement with Bank of America dated September 16, 2015		10-Q	September 18, 2015	10.1

10.32	Amendments to Subordinated Notes dated September 16, 2015		10-Q	September 18, 2015	10.2

10.33	Second Amendment Agreement with Bank of America dated September 12, 2016		10-Q	September 14, 2016	10.1

10.34	First Amendment dated October 11, 2016 to Lease of Building and Land 313 Long Ridge Road, Stamford, Connecticut between Henry E. Baker and Crystal Rock LLC, a Delaware Limited Liability Company dated September 30, 2010		8-K	October 17, 2016	10.1

10.35	Third Amendment dated October 11, 2016 to Lease of 1050 Buckingham Street, Watertown, CT between Henry E. Baker for the Baker Grandchildren Trust U/T/A dated May 5, 2000 and Crystal Rock Spring Water Company dated May 5, 2000		8-K	October 17, 2016	10.2

10.36*	Employment Agreement with Peter Baker dated November 1, 2016		8-K	November 2, 2016	10.1

10.37*	Employment Agreement with John Baker dated November 1, 2016		8-K	November 2, 2016	10.2

10.38*	Employment Agreement with David Jurasek dated November 1, 2016		8-K	November 2, 2016	10.3

10.39	Third Amendment Agreement with Bank of America dated June 13, 2017		8-K	June 13, 2017	10.1

10.40	Third Amended and Restated Revolving Credit Note dated June 13, 2017		8-K	June 13, 2017	10.2

21.1	Subsidiary	X

23.1	Consent of Wolf & Company, P.C.	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101

Interactive Data Files regarding (a) our Consolidated Balance Sheets as of October 31, 2017 and October 31, 2016, (b) our Consolidated Statements of Operations for the years ended October 31, 2017 and 2016, (c) Consolidated Statements of Comprehensive Income for the years ended October 31, 2017 and 2016 (d) Consolidated Statements of Changes in Stockholders’ Equity for the years ended October 31, 2017 and 2016, (e) our Consolidated Statements of Cash Flows for the years ended October 31, 2017 and 2016, and (f) the Notes to such Consolidated Financial Statements.

X

* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Crystal Rock Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRYSTAL ROCK HOLDINGS, INC.

Dated: January 24, 2018	By: /s/ Peter K. Baker
Peter K. Baker, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ross S. Rapaport	Chairman of the Board of Directors	January 24, 2018
Ross S. Rapaport

/s/ John B. Baker	Executive Vice President and Director	January 24, 2018
John B. Baker

/s/ Peter K. Baker	Chief Executive Officer and Director	January 24, 2018
Peter K. Baker	(principal executive officer)

/s/ Martin A. Dytrych	Director	January 24, 2018
Martin A. Dytrych

/s/ John M. Lapides	Director	January 24, 2018
John M. Lapides

/s/ Lori J. Schafer	Director	January 24, 2018
Lori J. Schafer

/s/ Bruce S. MacDonald	Secretary and Director	January 24, 2018
Bruce S. MacDonald

/s/ David Jurasek	Chief Financial Officer, Chief	January 24, 2018
David Jurasek	Accounting Officer and Treasurer

EXHIBITS TO CRYSTAL ROCK HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2017

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

37

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Crystal Rock Holdings, Inc.

Watertown, Connecticut

We have audited the accompanying consolidated balance sheets of Crystal Rock Holdings, Inc. and subsidiary as of October 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crystal Rock Holdings, Inc. and subsidiary as of October 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Wolf & Company, P.C.

Boston, Massachusetts

January 24, 2018

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	October 31, 2017	October 31, 2016

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,065,000	$5,553,815
Accounts receivable, trade - net of reserve of $330,720 and $268,711 for 2017 and 2016, respectively	7,013,184	8,022,952
Inventories, net	2,200,666	2,061,713
Other current assets	1,276,850	901,374
Unrealized gain on derivatives	3,787	-

TOTAL CURRENT ASSETS	11,559,487	16,539,854

PROPERTY AND EQUIPMENT - net	6,850,771	6,768,185

OTHER ASSETS:
Goodwill	12,156,790	12,156,790
Other intangible assets - net	833,951	1,493,694
Deferred tax asset	524,715	692,373
Other assets	91,926	278,633

TOTAL OTHER ASSETS	13,607,382	14,621,490

TOTAL ASSETS	$32,017,640	$37,929,529

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Line of credit	$2,000,000	$-
Current portion of long term debt	1,599,996	1,599,996
Accounts payable	1,723,753	3,268,951
Accrued expenses	2,261,365	3,087,566
Current portion of customer deposits	614,789	647,460
Current portion of unrealized loss on derivatives	-	24,793

TOTAL CURRENT LIABILITIES	8,199,903	8,628,766

Long term debt, less current portion	6,533,347	8,133,343
Deferred tax liability	4,552,265	4,472,100
Subordinated debt	4,500,000	9,000,000
Other liability	30,561	-
Customer deposits, less current portion	2,461,762	2,529,300
Long term portion of unrealized loss on derivatives	-	7,660

TOTAL LIABILITIES	26,277,838	32,771,169

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock - $.001 par value, 50,000,000 authorized shares,21,960,229 issued and 21,358,411 outstanding shares as of October 31, 2017 and 2016	21,960	21,960
Additional paid in capital	58,464,742	58,464,742
Treasury stock, at cost, 601,818 shares as of October 31, 2017 and 2016	(900,360)	(900,360)
Accumulated deficit	(51,848,811)	(52,408,509)
Accumulated other comprehensive income (loss)	2,271	(19,473)
TOTAL STOCKHOLDERS' EQUITY	5,739,802	5,158,360

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,017,640	$37,929,529

See the accompanying notes to the consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended October 31,
	2017	2016

NET SALES	$59,069,775	$65,342,904

COST OF GOODS SOLD	27,289,553	32,234,500

GROSS PROFIT	31,780,222	33,108,404

OPERATING EXPENSES:
Selling, general and administrative expenses	28,703,732	28,366,401
Advertising expenses	465,925	546,063
Amortization	659,743	671,540
Loss on disposal of property and equipment	3,566	1,209

TOTAL OPERATING EXPENSES	29,832,966	29,585,213

INCOME FROM OPERATIONS	1,947,256	3,523,191

OTHER EXPENSE:
Interest	1,221,569	1,617,243

INCOME BEFORE INCOME TAXES	725,687	1,905,948

INCOME TAX EXPENSE	165,989	704,118

NET INCOME	$559,698	$1,201,830

NET INCOME PER SHARE - BASIC	$0.03	$0.06

NETINCOME PER SHARE - DILUTED	$0.03	$0.06

WEIGHTED AVERAGE SHARES USED IN COMPUTATION - BASIC	21,358,411	21,358,411
WEIGHTED AVERAGE SHARES USED IN COMPUTATION - DILUTED	21,358,411	21,358,411

See the accompanying notes to the consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Year ended October 31,
	2017	2016

NET INCOME	$559,698	$1,201,830
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Cash Flow Hedges:
Unrealized gain (loss) on derivatives designated as cash flow hedges	21,744	(14,125)
Other Comprehensive Income (Loss), net of tax	21,744	(14,125)
TOTAL COMPREHENSIVE INCOME	$581,442	$1,187,705

See the accompanying notes to the consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Shares Issued	Stock Par Value	Additional Paid in Capital	Treasury Shares	Treasury Stock Amount	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance, October 31, 2015	21,960,229	$21,960	$58,464,076	601,818	$(900,360)	$(53,610,339)	$(5,348)	$3,969,989

Non cash share-based compensation	-	-	666	-	-	-	-	666

Comprehensive Income (Loss)	-	-	-	-	-	1,201,830	(14,125)	1,187,705

Balance, October 31, 2016	21,960,229	$21,960	$58,464,742	601,818	$(900,360)	$(52,408,509)	$(19,473)	$5,158,360

Comprehensive Income	-	-	-	-	-	559,698	21,744	581,442

Balance, October 31, 2017	21,960,229	$21,960	$58,464,742	601,818	$(900,360)	$(51,848,811)	$2,271	$5,739,802

See the accompanying notes to the consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended October 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$559,698	$1,201,830
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,536,467	2,688,413
Provision for bad debts on accounts receivable	580,662	273,822
Amortization	659,743	671,540
Non cash interest expense	-	1,156,876
Deferred tax expense	247,823	235,881
Loss on disposal of property and equipment	3,566	1,209
Non cash share-based compensation	-	666

Changes in operating assets and liabilities:
Accounts receivable	429,106	702,352
Inventories	(138,953)	549,968
Other current assets	(389,972)	44,999
Other assets	186,707	(71,717)
Accounts payable	(1,545,198)	118,987
Accrued expenses	(795,640)	596,814
Customer deposits	(100,209)	(94,603)
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,233,800	8,077,037

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,623,899)	(2,628,937)
Proceeds from sale of property and equipment	1,280	41,116
NET CASH USED BY INVESTING ACTIVITIES	(2,622,619)	(2,587,821)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net line of credit borrowings	2,000,000	-
Principal payments on debt	(6,099,996)	(3,026,872)
NET CASH USED BY FINANCING ACTIVITIES	(4,099,996)	(3,026,872)

NET (DECREASE) INCREASE IN CASH	(4,488,815)	2,462,344

CASH AND CASH EQUIVALENTS - Beginning of year	5,553,815	3,091,471

CASH AND CASH EQUIVALENTS - End of year	$1,065,000	$5,553,815

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION, EXCLUDING NON-CASH FINANCING AND INVESTING ACTIVITIES:
Cash paid for interest	$1,378,929	$454,467

Cash paid for taxes, net	$566,550	$259,182

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Accrued interest added to subordinated debt principal	$-	$1,156,876

See the accompanying notes to the consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS OF THE COMPANY AND BASIS OF PRESENTATION

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

Goodwill – Goodwill is not subject to amortization and tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. To test goodwill for impairment, we first assess qualitative factors (Step 0) to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the applicable reporting unit is less than its carrying value. If, after assessing these events or circumstances, we determine that it is more likely than not that the fair value of such reporting unit is less than its carrying amount, we will proceed to perform a quantitative impairment analysis. In step one, the fair value of the Company is compared to the Company’s equity value. If the estimated fair value exceeds the Company’s equity value, there is no impairment. If impairment had been indicated, we would have then recognized an impairment loss of goodwill in an amount equal to the excess that the equity value exceeded the estimated fair value, limited to the total amount of goodwill.

Qualitative factors that we considered in the Step 0 assessment included, but were not limited to, macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other relevant entity-specific events and sustained declines in our share price. At the conclusion of the Step 0 assessment as of October 31, 2017 and 2016, the Company determined that is not more likely than not that the fair value of our reporting unit was less than the carrying value.

Intangible Assets and Impairment for Long-Lived and Intangible Assets – Intangible assets with lives restricted by contractual, legal, or other means are amortized over their useful lives. The Company defines an asset’s useful life as the period over which the asset is expected to contribute to the future cash flows of the entity. Intangible assets consist primarily of customer lists and covenants not to compete, with estimated lives ranging from 3 to 5 years. Trademarks have estimated lives of 30 years. The Company reviews long-lived assets and certain identifiable intangible assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. Recoverability is assessed based on estimated undiscounted future cash flows. As of October 31, 2017 and 2016, the Company believes that there has been no impairment of its long-lived and intangible assets.

Stock-Based Compensation – The Company has three stock-based compensation plans under which incentive and non-qualified stock options and restricted shares may be granted. There were no stock options granted under these plans during the years ended October 31, 2017 and 2016. Prior to 2016, the Company has only issued options to purchase 51,250 shares of the Company’s stock since 2005. The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost is recognized over the period during which an employee is required to provide services in exchange for the award, the requisite service period (usually the vesting period). The Company provides an estimate of forfeitures at initial grant date.

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

Income Taxes – When calculating its tax expense and the value of tax related assets and liabilities the Company considers the tax impact of future events when determining the value of assets and liabilities in its financial statements and tax returns. Accordingly, a deferred tax asset or liability is calculated and reported based upon the tax effect of the differences between the financial statement and tax basis of assets and liabilities as measured by the enacted rates that will be in effect when these differences reverse. A valuation allowance is recorded if realization of the deferred tax assets is not likely. Effective for the fiscal year ended October 31, 2016, the Company adopted on a prospective basis the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2015-17, “Balance Sheet Classification of Deferred Taxes”, which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position.

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

Revenue Recognition – Revenue is recognized when products are delivered to customers. A certain amount of the Company’s revenue is derived from renting water coolers and coffee brewers. These rentals are generally for 12 months of service and are accounted for as operating leases. To open an account that includes the rental of equipment, a customer is required to sign a contract that recognizes the receipt of the equipment, outlines the Company’s ownership rights, the customer’s responsibilities concerning the equipment, and the rental charge for the agreed to number of months. In general, the customer does not renew the agreement after the initial term, and the rental continues on a month to month basis until the customer returns the equipment in good condition. The Company recognizes the income ratably over the life of the rental agreement. After the initial rental agreement term expires, rental revenue is recognized monthly as billed.

Shipping and Handling Costs – The Company distributes its home and office products directly to its customers on its own trucks. The delivery costs related to the Company’s route system, which are reported under selling, general, and administrative expenses, were approximately $12,131,000 and $12,554,000 for fiscal years 2017 and 2016, respectively.

Adopted Accounting Standards Updates

Effective August 1, 2017, we elected to early adopt Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2017-04, Intangibles – Goodwill and Other (Topic 350), to simplify the process used to test for goodwill. Under the new standard, if “the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.”  Because the Company determined there was no impairment, the adoption of ASU 2017-04 had no impact on our results of operations or balance sheet for the year ended October 31, 2017.

3.	ACCOUNTS RECEIVABLE

The activity in the allowance for doubtful accounts for the years ended October 31, 2017 and 2016 is as follows:

	2017	2016
Balance, beginning of year	$268,711	$306,140
Provision	580,662	273,822
Write-offs	(518,653)	(311,251)
Balance, end of year	$330,720	$268,711

4.	INVENTORIES

Inventories consisted of the following at:

	October 31, 2017	October 31, 2016
Finished Goods	$2,011,255	$2,117,241
Raw Materials	189,411	178,134
Inventory Reserve	-	(233,662)
Total Inventories	$2,200,666	$2,061,713

Finished goods inventory consists of products that the Company sells such as, but not limited to, coffee, cups, soft drinks, and snack foods. Raw material inventory consists primarily of bottle caps. The amount of raw and bottled water on hand does not represent a material amount of inventory. Bottles are accounted for as fixed assets.

5.	OTHER CURRENT ASSETS

At October 31, the balance of other current assets is itemized as follows:

	2017	2016
Notes Receivable - Current	$66,440	$83,339
Prepaid Insurance	291,694	282,952
Prepaid Software	44,073	74,121
Prepaid Property Taxes	194,508	170,522
Prepaid Fees	46,100	46,100
Security Deposits	95,282	165,428
Prepaid Income Taxes	384,256	-
Miscellaneous	154,497	78,912
Total Other Current Assets	$1,276,850	$901,374

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment at October 31 consisted of:

	Useful Life			2017	2016

Leasehold improvements	Shorter of useful life of asset or lease term			$2,062,643	$2,062,643

Machinery and equipment (yrs.)	3	-	10	24,647,782	23,666,239
Bottles, racks and vehicles (yrs.)	3	-	7	5,758,592	5,419,346
Furniture, fixtures and office equipment (yrs.)	3	-	7	3,298,213	3,202,424
Construction in progress				385,463	338,373
Property and equipment before accumulated depreciation				36,152,693	34,689,025
Less accumulated depreciation				29,301,922	27,920,840
Property and equipment, net of accumulated depreciation				$6,850,771	$6,768,185

Depreciation expense for the fiscal years ended October 31, 2017 and 2016 was $2,536,467 and $2,688,413, respectively.

Construction in progress represents costs to date on a software installation that management expects to complete and place in service in fiscal 2018. Projected capitalized costs of this installation is approximately $502,000.

7.	EQUIPMENT RENTAL

The carrying cost of the equipment rented to customers under contract, which is included in property and equipment in the consolidated balance sheets, is calculated as follows:

	2017	2016
Original Cost	$4,628,775	$3,739,467
Accumulated Depreciation	3,733,715	2,974,412
Carrying Cost	$895,060	$765,055

We expect to have revenue of $603,000 from the rental of equipment under contract at the end of the year over the next twelve months. After the twelve month period customer contracts convert to a month-to month basis.

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

Major components of other intangible assets consisted of:

	October 31, 2017			October 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Wgt. Avg. Amort. Years	Gross Carrying Amount	Accumulated Amortization	Wgt. Avg. Amort. Years
Amortized Intangible Assets:
Covenants Not to Compete	$2,536,488	$2,502,976	1.33	$2,536,488	$2,444,293	1.80
Customer Lists	10,313,819	9,785,842	1.15	10,313,819	9,217,143	2.02
Other Identifiable Intangibles	608,393	335,931	22.08	608,393	303,570	23.04
Total	$13,458,700	$12,624,749		$13,458,700	$11,965,006

Amortization expense for the fiscal years ending October 31, 2017 and 2016 was $659,743 and $671,540, respectively.

Estimated amortization expense for the next five years is as follows:

Fiscal Year Ending October 31,
2018	$518,000
2019	75,000
2020	18,000
2021	12,000
2022	12,000

An assessment of the carrying value of goodwill was conducted as of October 31, 2017 and 2016. In both years it was determined that goodwill was not impaired.  There were no changes in the carrying amount of goodwill for the fiscal years ended October 31, 2017 and 2016.

The Company is a single reporting unit as it does not have separate management of product lines and shares its sales, purchasing and distribution resources among the lines.

9.	OTHER ASSETS

Other assets as of October 31 are as follows:

	2017	2016
Non-current portion of notes receivable	$52,926	$239,633
Equity in ownership interests	39,000	39,000
Total	$91,926	$278,633

10.	ACCRUED EXPENSES

Accrued expenses as of October 31 are as follows:

	2017	2016
Payroll and Vacation	$1,334,889	$1,935,030
Interest	156,038	304,675
Health Insurance	269,519	257,271
Accounting and Legal	152,177	193,000
Income Taxes	-	249,633
Accrued Operating Expenses	280,243	109,958
Miscellaneous	68,499	37,999
Total	$2,261,365	$3,087,566

11.	DEBT

Senior Debt

The Company has a Credit Agreement (the “Agreement”) with Bank of America to provide a senior financing facility consisting of term debt and a revolving line of credit. Under the Agreement, as amended, the Company became obligated on $12,000,000 of debt in the form of a term note to refinance the previous senior term debt and to fund repayment of a portion of its outstanding subordinated debt. Additionally, the Agreement includes a $6,000,000 revolving line of credit that can be used for the purchase of fixed assets, to fund acquisitions, to collateralize letters of credit, and for operating capital.

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

Effective September 12, 2016, the Company amended its Agreement with the Bank (the “Second Amendment”). Under the Second Amendment, interest is paid at a rate of one-month LIBOR plus a margin based on the achievement of a specified leverage ratio. As of October 31, 2017, the margin was 2.50% for the term note and 2.25% for the revolving line of credit. The Company fixed the interest rate on a portion of its term debt by entering into an interest rate swap. As of October 31, 2017, the Company had $4,068,000 of the term debt subject to variable interest rates. The one-month LIBOR was 1.24% on October 31, 2017 resulting in total variable interest rates of 3.74% and 3.49%, for the term note and the revolving line of credit, respectively, as of October 31, 2017.

The Second Amendment requires the Company to be in compliance with certain financial covenants as follows: (i) a maximum annual limit for capital expenditures of $4,000,000 each fiscal year, (ii) consolidated adjusted operating cash flows to consolidated total debt service ratio, as defined, to be no less than 1.5 to 1 for any reference period ending on or after October 31, 2016 and (iii) senior funded debt to consolidated adjusted EBITDA, as defined, to be no greater than 2.5 to 1 as of the end of any fiscal quarter ending on or after October 31, 2016. The Amendment also allows payments of interest on Subordinated Notes. As of October 31, 2017, the Company was in compliance with these financial covenants.

On June 13, 2017, the Company entered into a Third Amendment (the “Third Amendment”) to the Agreement. The Third Amendment allows the Company to use up to $2,000,000 of proceeds from the revolving line of credit to make payments on the Subordinated Debt. The Third Amendment also allows for prepayments on Subordinated Debt up to $4,500,000 in the aggregate. Subsequently the Company paid an aggregate of $4,500,000 of subordinated debt principal payments.

At October 31, 2017, there was a balance of $2,000,000 outstanding on the line of credit and a letter of credit issued for $1,327,000 to collateralize the Company’s liability insurance program as of that date. Consequently, as of October 31, 2017, there was $2,673,000 available to borrow from the revolving line of credit. The line of credit matures in May 2018. There was $8,133,000 outstanding on the term note as of October 31, 2017.

Subordinated Debt

In addition to the senior debt, as of October 31, 2017, the Company has subordinated debt owed to Peter and John Baker in the aggregate principal amount of $4,500,000 that is due November 20, 2020. The interest rate on each of these notes is 12% per annum.

The notes are secured by all of the assets of the Company but specifically subordinated, with a separate agreement between the debt holders, to the senior credit facility described above.

Annual Maturities

Annual maturities of debt as of October 31, 2017 are summarized as follows:

	Senior	Subordinated	Total
Fiscal year ending October 31,
2018	$3,600,000	$-	$3,600,000
2019	1,600,000	-	1,600,000
2020	4,933,000	-	4,933,000
2021	-	4,500,000	4,500,000
Total Debt	$10,133,000	$4,500,000	$14,633,000

12.	ON-BALANCE SHEET DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

This interest rate swap agreement is considered a cash flow hedge to hedge against the variability of interest rates on outstanding debt.  The net unrealized gain (loss) relating to interest rate swaps was recorded in current and long term assets or liabilities with an offset to other comprehensive income for the effective portion of the hedge. At October 31, 2017, these cash flow hedges were deemed 100% effective.  The portion of the net unrealized gain in current assets is the amount expected to be reclassified to income within the next twelve months.

The following information pertains to the Company's outstanding interest rate swap at October 31, 2017.  The pay rate is fixed and the receive rate is one month LIBOR. The interest rate swap matures May 18, 2018.

Instrument	Notional Amount	Pay Rate	Receive Rate
Interest rate swap	$ 4,066,668	1.25%	1.24%

The table below details the adjustments to other comprehensive income (loss), on a before-tax and net-of tax basis, for the fiscal years ended October 31, 2017 and 2016.

	Before-Tax	Tax Benefit (Expense)	Net-of-Tax
Fiscal Year Ended October 31, 2016
Loss on interest rate swap	$(56,203)	$22,481	$(33,722)
Reclassification adjustment to income	32,662	(13,065)	19,597
Net unrealized loss	$(23,541)	$9,416	$(14,125)
Fiscal Year Ended October 31, 2017
Gain on interest rate swap	$23,410	$(9,364)	$14,046
Reclassification adjustment to income	12,830	(5,132)	7,698
Net unrealized gain	$36,240	$(14,496)	$21,744

The reclassification adjustments of $12,830 and $32,662 represent interest the Company paid in excess of the amount that would have been paid without the interest rate swap agreement during the fiscal years ended October 31, 2017 and 2016, respectively. These amounts were reclassified from accumulated other comprehensive income (loss) and recorded in the consolidated statements of operations as interest expense.  No other material amounts were reclassified during the fiscal years ended October 31, 2017 and 2016.

13.	FAIR VALUES OF ASSETS AND LIABILITIES

Fair Value Hierarchy

The Company’s assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
Assets (Liabilities):
October 31, 2017
Unrealized gain on derivative	$-	$3,787	$-

October 31, 2016
Unrealized loss on derivative	$-	$(32,453)	$-

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

There were no assets or liabilities measured at fair value on a nonrecurring basis in fiscal years 2017 and 2016.

14.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company’s operating leases consist of trucks, office equipment and rental property.

Future minimum rental payments, including related party leases described below, over the terms of various lease contracts are approximately as follows:

Fiscal Year Ending October 31,
2018	$2,991,000
2019	2,314,000
2020	1,771,000
2021	1,328,000
2022	385,000
Thereafter	37,000
Total	$8,826,000

Rent expense was $3,213,000 and $3,418,000 for the fiscal years ended October 31, 2017 and 2016, respectively.

15.	STOCK BASED COMPENSATION

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

In April 2014, the Company’s stockholders approved the 2014 Stock Incentive Plan. The plan provided for issuances of awards of up to 500,000 restricted or unrestricted shares of the Company’s common stock, or incentive or non-statutory stock options to purchase such common stock. Of the total amount of shares authorized under this plan, no options have been granted and 500,000 shares are available for grant at October 31, 2017.

The options issued under the plans generally vest in periods up to five years based on the continuous service of the recipient and have 10 year contractual terms. Option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the plans).

The Company has no stock options outstanding at October 31, 2017 and 2016. There was one option grant, for a total of 10,000 shares that was forfeited in fiscal 2016 issued under the 2004 Stock Incentive Plan (“2004 Plan”). As of February 18, 2014, no further options may be granted under the 2004 Plan. Other than this forfeiture, there was no activity related to stock options and outstanding stock option balances during the years ended October 31, 2017 and 2016.

Compensation is determined using the Black-Scholes model and the simplified method to derive the expected term of the options and historical volatility over the past five years.

All incentive and non-qualified stock option grants had an exercise price equal to the market value of the underlying common stock on the date of grant.

16.	REPURCHASE OF COMMON STOCK

In May 2012, the Company’s Board of Directors approved the purchase of up to $500,000 of the Company’s common stock. No shares were purchased during fiscal years ending October 31, 2017 and 2016.

17.	INCOME TAXES

The following is the composition of income tax (benefit) expense:

	2017	2016
Current:
Federal	$(64,760)	$374,551
State	(2,578)	84,270
Total current	$(67,338)	$458,821

Deferred:
Federal	$230,157	$216,202
State	3,170	29,095
Total deferred	233,327	245,297
Total income tax expense	$165,989	$704,118

Deferred tax assets (liabilities) at October 31, 2017 and 2016, are as follows:

	2017	2016
Deferred tax assets:
Allowance for doubtful accounts	$125,674	$102,110
Accrued compensation	198,431	217,064
Accruals and reserves	83,156	269,868
Charitable Contributions	22,802	14,064
Interest rate swaps	(1,513)	12,981
Subpart F Income	-	9,595
State Credits and NOLs	96,165	66,691
Total deferred tax assets	524,715	692,373

Deferred tax liabilities:
Depreciation	(1,592,252)	(1,711,018)
Amortization	(2,960,013)	(2,761,082)
Total deferred tax liabilities	(4,552,265)	(4,472,100)
Net deferred tax liability	$(4,027,550)	$(3,779,727)

Income tax expense differs from the amount computed by applying the statutory tax rate to net income (loss) before income tax expense as follows:

	2017	2016
Income tax expense computed at the statutory rate	$246,733	$648,022
State income taxes expense, net of federal benefit	19,308	70,354

Meals and entertainment	26,764	28,592
Adjustment to Subpart F Income previously recorded	(138,392)	-
Other differences	11,576	(42,850)
Income tax (benefit) expense	$165,989	$704,118

The Company recognizes interest and penalties related to the unrecognized tax benefits in tax expense. The Company had approximately $41,000 of interest and penalties accrued at October 31, 2017 and 2016.

Generally, the Company is subject to federal and state tax examinations by tax authorities for years after October 31, 2014.

18.	NET INCOME PER SHARE AND WEIGHTED AVERAGE SHARES

The following calculation provides the reconciliation of the denominators used in the calculation of basic and fully diluted earnings per share:

	2017	2016
Net Income	$559,698	$1,201,830
Denominator:
Basic Weighted Average Shares Outstanding	21,358,411	21,358,411
Effect of Stock Options	-	-
Diluted Weighted Average Shares Outstanding	21,358,411	21,358,411

Basic Net Income Per Share	$0.03	$0.06

Diluted Net Income Per Share	$0.03	$0.06

As of October 31, 2017 and 2016, there were no outstanding options.

19.	RETIREMENT PLAN

The Company has a defined contribution plan which meets the requirements of Section 401(k) of the Internal Revenue Code. All employees of the Company who are at least twenty-one years of age are eligible to participate in the plan. The plan allows employees to defer a portion of their salary on a pre-tax basis and the Company contributes 25% of amounts contributed by employees up to 6% of their salary. Company contributions to the plan amounted to $125,000, and $100,000, for the fiscal years ended October 31, 2017 and 2016, respectively.

20.	RELATED PARTY TRANSACTIONS

Directors and Officers

The Baker family group, consisting of three current directors Peter Baker (CEO), John Baker (Executive Vice President) and Ross Rapaport (Chairman), as trustee, together own a majority of Company common stock. In addition, in connection with the acquisition of Crystal Rock Spring Water Company in 2000, the Company issued members of the Baker family group 12% subordinated promissory notes secured by all of our assets. The balance on these notes as of October 31, 2017 is $4,500,000.

Peter Baker and John Baker, have employment agreements with the Company. Peter Baker’s agreement provides for an annual salary of $445,000. John Baker’s agreement provides for an annual salary of $320,000 which will be reduced effective January 1, 2018 to a salary of $192,000.

The Company leases a 67,000 square foot facility in Watertown, Connecticut and a 22,000 square foot facility in Stamford, Connecticut from a Baker family trust. The lease in Watertown expires in October 2021 and the lease in Stamford expires in September 2020.

Future minimum rental payments under these leases are as follows:

Fiscal year ending October 31,	Stamford	Watertown	Total
2018	$256,668	$470,521	$727,189
2019	256,668	470,521	727,189
2020	235,279	470,521	705,800
2021	-	470,521	470,521
Totals	$748,615	$1,882,084	$2,630,699

The Company’s Chairman of the Board, Ross S. Rapaport, who also acts as Trustee in various Baker family trusts is employed by McElroy, Deutsch, Mulvaney & Carpenter LLP (formerly Pepe & Hazard, LLP) a business law firm that the Company uses from time to time. During fiscal 2017 and 2016 the Company paid approximately $26,000 and $27,000, respectively, for services provided by McElroy, Deutsch, Mulvaney & Carpenter LLP.

The Company’s Chief Financial Officer, David Jurasek, is the husband of Cheryl Jurasek, the Company’s Vice President of Human Resources. Her compensation, including the value of a Company-provided automobile, was approximately $156,000 and $132,000 in fiscal 2017 and 2016 respectfully.

21.	CONCENTRATION OF CREDIT RISK

The Company maintains its cash accounts at various financial institutions in non-interest bearing accounts. The accounts are covered to $250,000 by the basic limit on federal deposit insurance.

22.	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of the ASU to fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2016. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU. The Company plans to adopt the ASU effective the first quarter of fiscal year 2019 using a modified retrospective method. During fiscal year 2018 we will be conducting a review of contracts to identify gaps between our current revenue recognition policies and the new standard so that we can quantify any impact to our current consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, "Leases", which is intended to improve financial reporting about leasing transactions.  This ASU requires that leased assets be recognized as assets on the balance sheet and the liabilities for the obligations under the lease also be recognized on the balance sheet.  This ASU requires disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases.  The required disclosures include qualitative and quantitative requirements.  This ASU is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years.  Early adoption is permitted. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. The Company is currently in the process of evaluating our adoption timing and cannot currently estimate the financial statement impact of the adoption, but the Company does not expect adoption until fiscal year 2020.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718), to better define and provide guidance about which changes or conditions of a share based payment award require an entity to apply modification accounting in Topic 718. For public companies, the ASU is effective for annual and any interim periods beginning after December 15, 2017.  The Company plans to adopt this ASU effective the first quarter of fiscal year 2019. The adoption of this guidance by the Company is not expected to have a material impact on its consolidated financial statements.

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

23.	SUBSEQUENT EVENTS

On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act (H.R. 1) (the “Act”).  The Act includes a number of changes in existing tax law impacting businesses including, among other things, a permanent reduction in the corporate income tax rate from 35% to 21%. The rate reduction would take effect on January 1, 2018.

As of October 31, 2017, the Company had net deferred tax liabilities totaling $4,028,000. Under U.S. generally accepted accounting principles, the Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company’s net deferred tax liability as of October 31, 2017 was determined based on the current enacted federal tax rate of 34% prior to the passage of the Act.  As a result of the reduction in the corporate income tax rate to 21% and other changes under the Act that impact timing differences, the Company will need to revalue its net deferred tax liability as of December 22, 2017.  The estimated impact of the change for fiscal 2018 will be a reduction in deferred tax liability of approximately $1,400,000, which would be recorded as an income tax benefit in the Company’s statement of operations in fiscal 2018.

The Company’s revaluation of its deferred tax liability is subject to further clarification as all aspects of the new law are determined. As such, the Company is unable to make a final determination of the effect on quarterly and annual earnings for the period ending October 31, 2018, at this time. Additionally, the Company is evaluating the other provisions of the Act and to assess the impact on the Company.

