Form 10-K/A
period 2017-10-31
Crystal Rock Holdings, Inc.
filed 2018-02-28
CIK 1123316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

2

EXPLANATORY NOTE

On January 24, 2018, Crystal Rock Holdings, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended October 31, 2017 (the “Original Form 10-K”). This Amendment No. 1 (the “Amendment”) amends Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the U.S. Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year. Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment contains new certifications by our principal executive officer and principal financial officer, which are being filed or furnished, as applicable, as exhibits to this Amendment. Therefore, we are also amending Part IV, Item 15 of the Original Form 10-K to include these exhibits.

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K with the Securities and Exchange Commission on January 24, 2018 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and our other filings with the SEC.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth information concerning each of our directors, two of whom are current executive officers.  Age information is as of February 1, 2018. Peter K. Baker and John B. Baker are brothers.

Name	Age	Position
Ross S. Rapaport	75	Chairman of the Board
Peter K. Baker	58	Director, Chief Executive Officer and President
John B. Baker	63	Director and Executive Vice President
Martin A. Dytrych	61	Director
John M. LaPides	58	Director
Lori Schafer	55	Director
Bruce S. MacDonald	59	Director
David Jurasek	59	CFO and Treasurer

The business experience during at least the last five years for each of these individuals is as follows:

Ross S. Rapaport became a director in October 2000.  Since June 2002, Mr. Rapaport has been of counsel to Pepe & Hazard LLP, and its successor McElroy, Deutch, Mulvaney & Carpenter, LLP, a law firm with offices throughout the United States, that we employ from time to time.  He has practiced in the area of corporate and general business law for more than 35 years.  Mr. Rapaport has provided legal advice to Crystal Rock since 1974 and serves as trustee of certain Baker family trusts. Mr. Rappaport bring to the Board over four decades of experience dealing with business owners in the creation of business entities and subsequent issues of business succession planning, utilizing employment, purchase, and shareholder agreements. A major shareholder of our Company in his capacity as trustee, he has also represented fiduciaries in highly complex estate and trust administration matters, including contested probate matters and estate tax return preparation. Mr. Rapaport has been Chairman of the Board since 2005 and brings to the Board the sound perspective of an experienced business attorney.

Peter K. Baker became a director and our president in October 2000.  In November 2005, he was named our Chief Executive Officer while retaining his other positions.  From 1977 to October 2000, he was employed at Crystal Rock, serving as its co-president from 1993 to 2000. He is a past President, director and executive committee member of the International Bottled Water Association, or IBWA. Peter K. Baker has been an employee of the Company for over 35 years and currently serves as its Chief Executive Officer. A major shareholder of the Company, Mr. Baker enters his thirteenth year as CEO and offers the Board a well informed understanding of operations and strategy in the water and distribution businesses.

John B. Baker became our executive vice president in October 2000 and a director in September 2004.  From 1975 to October 2000, he was employed at Crystal Rock, serving as its co-president from 1993 to 2000. John B. Baker, a major shareholder of the Company, has been an employee of the Company for over 35 years and currently serves as its Executive Vice President. Mr. Baker has been a vital innovator on the technical side of our business, working to optimize production in our water bottling lines, developing the Water Safe System, and creating dispensing and packaging systems. He brings years of practical and executive experience to the Board.

John M. LaPides became a director in November 2005 and serves on our Audit and Compensation Committees.  He served as the President of Snow Valley, Inc. from 1987 to 2009, a home and office refreshment company located in Maryland that he established.  He is a past President of the IBWA, where he served over 15 years as a director and over ten years as a member of the IBWA executive committee.  Since 2001, Mr. LaPides has been an Entrepreneur in Residence at the Dingman Center for Entrepreneurship at the Robert Smith School of Business at the University of Maryland and in 2010 was appointed as Senior Advisor to the Dean on China.  Since 2009, he has served as the principal in Shadow Point Capital, an investment banking and consulting business. One of our three independent directors, Mr. LaPides was for nearly 30 years owner and operator of a bottled water and distribution company prominent in the Baltimore and Washington D.C. areas. His background in the water business enables him to provide an outsider’s informed perspective on our management, operations and strategies. He also has previous public company audit committee experience.

Martin A. Dytrych became a director in November 2005 and serves on our Audit and Compensation Committees.  He is a certified public accountant and since 1981 has been with the accounting firm Lamn, Krielow, Dytrych & Co., P.A.  He has been a stockholder of that firm since 1985.  Mr. Dytrych is a member of the AICPA, the Florida Institute of CPAs and the Association of Certified Fraud Examiners.  He is also a Diplomat of the American Board of Forensic Accounting Examiners. Mr. Dytrych, who is also an independent director, is a certified public accountant who has been designated by the Board as the “financial expert” on the Company’s audit committee. For over 30 years, he has assisted businesses with audit, tax and financial planning issues. He brings to the Board a keen understanding of the relationship between the Company and its independent auditors, as well as the responsibilities of a public company audit committee. Mr. Dytrych also leads our compensation committee.

Lori J. Schafer became a director in February 2012 and serves on our Audit and Compensation Committees. Ms. Schafer has served since September 2007 as Executive Advisor of the Global Retail Practice of SAS Institute, Inc., a provider of business intelligence software and analytics. From October 2003 to September 2007, she was Vice President, Global Retail Practice for SAS. Ms. Schafer had served as Chairman, President and Chief Executive Officer of Marketmax, Inc., a merchandise intelligence software company, from October 1996 to October 2003, when Marketmax was acquired by SAS. Prior to October 1996, Ms. Schafer held various positions at The Procter & Gamble Company. Ms. Schafer is currently a director of Tradestone Software, Inc., a private retail software provider. From 2009 to 2012, she was a director of National Retail Federation, the largest retail trade association. From 2005 through 2012, she served as a director of A.C. Moore Arts and Crafts, Inc., a retail company formerly listed on NASDAQ. From 2005 through 2008, she was a director of Trans World Entertainment Corporation, a NASDAQ traded retail company, and eFashions LLC, an Internet apparel retailer. Ms. Schafer has many years of experience with businesses engaged in retail, information systems, e commerce and social media operations. This experience is particularly valuable to the Company, as e commerce and social media are areas in which the Company is currently working to expand its sales and distribution system. Ms. Schafer has also worked in the consumer products field and has significant experience as a public company director.

Bruce S. MacDonald became a director on May 1, 2015. He has been the Chief Operating Officer of Verilux, Inc., based in Waitsfield, VT, a company that markets and sells lighting products since August 2016.  Prior to that, from April 2015 to July 2016, he was the Chief Financial Officer of Koffee Kup Bakery, Inc., based in Burlington Vermont.  Until he joined the Board of Directors in May of 2015, Mr. MacDonald was our Chief Financial officer and Treasurer since May 1993.  He has also served, and continues to serve, as our Corporate Secretary since June 1999.  From 1987 to May 1993, Mr. MacDonald was the Controller of Cabot Cooperative Creamery Incorporated. Mr. MacDonald served for 22 years as our chief financial officer, and his presence on the Board enables the Company to continue to benefit from his wide knowledge of our financial systems, business operations and the markets in which we operate. He brings years of practical and executive experience to our Board.

David Jurasek is our Chief Financial Officer and became our principal financial officer and principal accounting officer on May 1, 2015. He joined Crystal Rock in September 1995 and has also been Controller, Vice President of Finance and Director of Finance of the Company. Mr. Jurasek holds an M.B.A. degree from the University of Connecticut School of Business. He oversees daily accounting operations, forecasting and budgeting, tax reporting and compliance, and assists in SEC and SOX compliance and running M&A financial analysis.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than 10% of a registered class of our common stock to file reports of ownership and changes in ownership with the SEC.  Officers, directors and ten-percent stockholders are charged by the SEC to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of Forms 3, 4 and 5 and amendments to those forms furnished to us during fiscal 2017, and, if applicable, written representations that a Form 5 was not required, we believe that all Section 16(a) filing requirements applicable to our officers, directors and ten-percent stockholders were fulfilled in a timely manner.

Code of Ethics

Our Board of Directors has adopted a code of ethics that applies to all of our employees, officers and directors.  The code covers compliance with law; fair and honest dealings with us, with competitors and with others; fair and honest disclosure to the public; and procedures for compliance with the code.  Our code of ethics is available in the Investor Relations section (under Directors and Officers) of our website located at ir.crystalrock.com.  A copy of the code of ethics is also available to stockholders upon request, addressed to Crystal Rock Holdings, Inc., Attn: David Jurasek, 1050 Buckingham Street, Watertown, Connecticut 06795.

Audit Committee

Our Audit Committee is currently composed of three directors, Mr. Dytrych, Mr. LaPides and Ms. Schafer.  The primary purpose of the Audit Committee is to assist the board in fulfilling its oversight responsibilities relating to (a) the quality and integrity of our financial statements and other financial reports, (b) our system of internal accounting controls, (c) the performance of our independent auditors and (d) our compliance with legal and regulatory requirements.  The Audit Committee meets privately with the independent auditors, has the sole authority to retain and dismiss the independent auditors and reviews their performance and independence from management.  The independent auditors have unrestricted access and report directly to the Audit Committee.  The Audit Committee has the sole authority to approve transactions that may involve actual or apparent conflicts of interest.  Additionally, the Audit Committee has responsibilities and authority necessary to comply with rules under the Securities Exchange Act of 1934, or the Exchange Act, relating to (i) direct responsibility for the appointment, compensation, retention and oversight of our accountants, (ii) treatment of complaints and concerns relating to accounting, internal accounting controls and auditing matters, (iii) the engagement of independent counsel and other advisors, and (iv) determining appropriate funding for audit and audit-committee related expenses.  The Audit Committee has adopted a written charter, a current copy of which is available in the Investor Relations section (under Directors and Officers) of our website at ir.crystalrock.com.  A copy of the Audit Committee charter is also available to stockholders upon request, addressed to Crystal Rock Holdings, Inc., Attn: David Jurasek, 1050 Buckingham Street, Watertown, Connecticut 06795.

Under NYSE MKT rules, the Board is required to make certain findings about the independence and qualifications of the members of the Audit Committee.  In addition to assessing the independence of the members under the NYSE MKT rules, the Board also considered the requirements of Section 10A(m)(3) and Rule 10A-3 under the Exchange Act.  As a result of its review, the Board determined that Mr. Dytrych, Mr. LaPides and Ms. Schafer, as the members of the Audit Committee, are independent.  Mr. Dytrych serves as the Chair of the Audit Committee.

In addition, the Board determined that:

•	each member of the Audit Committee is, as required by NYSE MKT rules, able to read and understand fundamental financial statements; and
•	at least one member of the Committee, Mr. Dytrych, is “financially sophisticated” under the NYSE MKT rules and is an “audit committee financial expert” under applicable provisions of the federal securities laws.

ITEM 11.	EXECUTIVE COMPENSATION.

COMPENSATION OF NON-EMPLOYEE DIRECTORS

The following table sets forth information as to the total remuneration paid to our non-employee directors for the fiscal year ended October 31, 2017.

Fiscal 2017 Non-Employee Director Compensation (1)

Name	Fees Earned or Paid in Cash	Total
(a)	(b)	(h)
Ross S. Rapaport	$75,000	$75,000
Martin A. Dytrych	$77,500	$77,500
John M. LaPides	$67,000	$67,000
Lori J. Schafer	$67,000	$67,000
Bruce S. MacDonald	$57,000	$57,000

Notes:

(1)	In general, non-employee directors receive a $45,000 annual cash retainer, an additional $5,000 annual cash retainer for Audit and Compensation Committee membership, and an additional $2,500 annual cash retainer for serving as Chair of a committee. Special Committee directors receive $12,000 each quarter served while the chair of the Special Committee received an additional $3,000 each quarter. The Chairman of the Board, who does not serve on any committee, receives an additional $40,000 for serving as Chairman.

COMPENSATION OF EXECUTIVE OFFICERS

Fiscal 2017 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (1)	Total ($)
Peter K. Baker	2017	$542,597	$-0-	$-0-	$20,067	$562,664
President &CEO	2016	320,000	-0-	-0-	21,003	341,003
John B. Baker	2017	350,000	-0-	-0-	17,890	367,890
Executive Vice President	2016	320,000	-0-	-0-	17,734	337,734
David Jurasek	2017	232,817		-0-	22,043	254,860
CFO and Treasurer	2016	178,273	-0-	-0-	13,236	191,509

_____________________

Notes:

(1)	Represents the cost, including insurance, fuel and lease payments, net of pro-rated residual value, of a Company-provided automobile, life and disability insurance premiums and Company 401(k) matching funds for respective employees as follows:

Employee	Year	Auto Expense	Insurance	401(k) Matching	Total
Peter K. Baker	2017	$17,745	$2,322	$-	$20,067
	2016	18,682	$2,321	$-	$21,003
John B. Baker	2017	14,326	3,564	-	17,890
	2016	14,170	3,564	-	17,734
David Jurasek	2017	14,763	3,788	3,492	22,043
	2016	7,531	3,818	1,887	13,236

Outstanding Equity Awards at Fiscal 2017 Year-End

We did not have any outstanding equity awards as of October 31, 2017.

Employment Agreements and Arrangements

We have employment agreements with Peter Baker, John Baker and David Jurasek.

The main provisions of the agreements pertain to incentive payments and to termination of employment.  However, in negotiating their current agreements, the Compensation Committee acted to eliminate “change of control” provisions from Peter and John Baker’s employment agreements because there can be no change of control of the Company without the agreement of the members of the Baker family considered as a group.

Mr. Jurasek’s employment agreement, in comparison, does contain what the Compensation Committee considers to be a reasonable change of control provision.  Providing severance and benefits continuation allows the executive to assess business situations objectively and without regard to the personal outcomes of implementing a sound business decision for the Company.  For example, the executive may not objectively assess a merger opportunity if it would result in the executive being terminated without the safety of income being provided post-termination, even if the merger would produce very positive stockholder value.

Peter K. Baker and John B. Baker Employment Agreements

We entered into three-year employment agreements with Peter Baker and John Baker as of November 1, 2016.  These agreements automatically extend on a year-to-year basis if the executive, between June 30 and September 15 of the then current term, gives notice of his desire to extend and the Company agrees to extend by September 30.  Currently the expiration date is December 31, 2019, subject to earlier termination as set forth in the agreement.  Peter Baker is currently employed as our Chief Executive Officer and President and John Baker is currently employed as our Executive Vice President.  Under the employment agreements, Peter Baker receives an initial base salary of $445,000 and John Baker receives an initial base salary of $320,000, each subject to annual review by the Compensation Committee, and may also be eligible to receive an additional non-equity incentive payment.   In addition, effective January 1, 2018, John Baker reduced his time commitment to the company to 60% and received compensation at the rate of $192,000 effective that date.  The three executive officers will be eligible for bonuses at the discretion of the Compensation Committee.  Effective November 1, 2018, John Baker’s duties and responsibilities may be modified as determined by the Board of Directors in consultation with the Chief Executive Officer. Under the employment agreements, we also provide each executive officer with an automobile.

The employment agreements with Messrs. Baker contain confidentiality provisions and non-competition clauses that prohibit competition (a) during the term of his employment and during any period that the executive officer is receiving severance benefits, or (b) for a period of 12 months in the event he is terminated without entitlement to severance benefits.

We can terminate the employment of either of the Messrs. Baker at any time and for any reason.  If we terminate the executive officer’s employment without “cause,” as defined in the employment agreement, before the employment agreement otherwise expires, we would be required to pay him an amount equal to his annual base salary at the termination date, plus fringe benefits, as defined in the employment agreement, for the 12 months following the termination.  Generally, termination of employment by the company for “cause” as defined in the employment agreements means (i) material breach of agreements between the Company and the executive, (ii) willful refusal or failure of the executive to perform his duties in accordance with the provisions of the agreement, (iii) violation of confidentiality, (iv) fraud or theft of Company property, (v) commission of a felony, or (vi) being engaged in the illegal use of controlled or habit forming substances.

On February 12, 2018, the Company entered into an Agreement and Plan or Merger (the “Merger Agreement”) with Cott Corporation (“Cott”) and CR Merger Sub, Inc. (“Purchaser”), an indirect wholly-owned subsidiary of Cott. Pursuant to the Merger Agreement and subject to satisfaction or waiver of the closing conditions therein, Purchaser and the Company will merge (the “Merger”), with the Company as the surviving corporation in the Merger and continuing as an indirect wholly-owned subsidiary of Cott. In connection with entering into the Merger Agreement, on February 12, 2018, each of Peter Baker and John Baker entered into a Separation and General Release Agreement with the Company (the “Separation Agreements”). Pursuant to the Separation Agreements, the employment of each of Peter Baker and John Baker with the Company will terminate immediately prior to the closing of the Merger, and the Company will provide each of Peter Baker and John Baker with the compensation and benefits set forth in their employment agreements described above for “Termination by Company Without Cause” pursuant to Section 2.2.5 of each employment agreement. Pursuant to the Separation Agreements, each of Peter Baker and John Baker has agreed to release the Company and Purchaser from claims arising out of or in connection with his employment with or termination from the Company. The Separation Agreements also amend the non-competition provisions of the employment agreements, such that, during the 12-month period immediately following the closing date of the Merger, each of Peter Baker and John Baker will be subject to certain restrictive covenants regarding non-competition and non-solicitation with respect to the Company.

David Jurasek Employment Agreement

We entered into a three-year employment agreement with David Jurasek as of November 1, 2016.  This agreement automatically extends on a year-to-year basis if Mr. Jurasek, between June 30 and September 15 of the then current term, gives notice of his desire to extend and the Company agrees to extend by September 30.  Currently the expiration date is December 31, 2019, subject to earlier termination as set forth in the agreement.  Under the employment agreement, Mr. Jurasek received an initial base salary of $200,000, subject to annual review by the Compensation Committee.   In its sole discretion, the Compensation Committee may (but is not required to) determine that we shall pay a bonus to Mr. Jurasek after the end of our fiscal year.

The agreement with Mr. Jurasek contains confidentiality provisions and a non-competition clause substantially the same as those described above for the Messrs. Baker.  We can terminate the employment of Mr. Jurasek at any time and for any reason.  If we terminate Mr. Jurasek’s employment without “cause,” as defined in the employment agreement, before the employment agreement otherwise expires, or if Mr. Jurasek’s employment is terminated for any reason or he elects to discontinue employment with the company within 30 days of a “change of control,” we would be required to pay him an amount equal to his annual base salary at the termination date, plus fringe benefits, as defined in the employment agreement, for the 12 months following the termination.

It is expected that Mr. Jurasek will enter into a new employment agreement with the Company prior to the closing of the Merger. The new employment agreement would provide that if Mr. Jurasek continues his employment with the surviving company for six months post-closing, the surviving company would pay him a lump-sum cash retention bonus equal to three months’ salary (in addition to salary earned during such six month period). The new employment agreement would also provide that the “change of control” severance referred to in his employment agreement would be payable if Mr. Jurasek’s employment is terminated for any reason or he elects to discontinue employment with the Surviving Company within 30 days of the end of the six-month period following the closing of the Merger. Cott may seek to amend this agreement in the future or enter into another employment or similar arrangement with Mr. Jurasek during or at the end of such six month period.

Potential Post-Employment Payments

Under the terms of each of Peter and John Baker’s employment agreements, if either officer’s employment were to be terminated by the Company without cause (as defined), then he would be entitled to an amount equal to his annual base salary at the termination date, plus fringe benefits (as defined), for the 12 months following the termination.  Pursuant to the Separation Agreements, the employment of each of Peter Baker and John Baker with the Company will terminate immediately prior to the closing of the Merger, and the Company will provide each of Peter Baker and John Baker with the compensation and benefits set forth in their employment agreements described above for “Termination by Company Without Cause” pursuant to Section 2.2.5 of each employment agreement. Based upon fiscal year 2017 information, the amount of severance pay for Peter Baker would be $445,000 plus the value of fringe benefits ($10,722) for a total of $455,722. Based upon fiscal year 2017 information, the amount of severance pay for John Baker would be $192,000 plus the value of fringe benefits ($26,127) for a total of $218,127. The severance payments are payable in each case as follows:  50% of the severance pay on the six-month anniversary of the termination date, followed by 8.3333% of the severance pay each month for six additional months in equal installments, in each case less taxes and other applicable withholdings, plus the value of the fringe benefits in 12 equal monthly installments.  Neither officer would receive post-employment payments if he were to resign voluntarily or be terminated with cause.  Payment of all severance and benefits are subject to the execution and delivery of a satisfactory release form by the officer.

Under the terms of Mr. Jurasek’s employment agreement and subject to any changes that may occur if Mr. Jurasek and the Company enter into a new employment agreement as described above, if he were to be terminated by the Company without cause (as defined) or if, within 30 days of a change of control (as defined), he were terminated for any reason or elected to discontinue employment with the Company, then he would be entitled to an amount equal to his annual base salary at the termination date, plus fringe benefits (as defined), for the 12 months following the termination.  Based upon fiscal year 2017 information, the amount of severance pay would be $200,000 and the value of the fringe benefits would be approximately $26,351, for a total of $226,351, payable as follows: 50% of the severance pay on the six-month anniversary of the termination date, followed by 8.3333% of the severance pay each month for six additional months in equal installments, in each case less taxes and other applicable withholdings, plus the value of the fringe benefits in twelve equal monthly installments. Mr. Jurasek would receive no post-employment payments if, absent a change of control, he were to resign voluntarily or be terminated with cause.  Payment of all severance and benefits are subject to Mr. Jurasek signing a satisfactory release form.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Stock Owned by Directors, Executive Officers and Greater-Than-5% Stockholders

The following table sets forth information as of February 15, 2018 with respect to the beneficial stock ownership of (i) those persons or groups known by us to beneficially own more than 5% of our common stock, (ii) each of our directors and nominees for director, (iii) the persons named in the Summary Compensation Table, and (iv) all of our directors and current executive officers as a group (based upon information furnished by such persons).  As of February 15, 2018, there were 21,358,411 shares of common stock outstanding.

Names and Addresses of Beneficial Owners (1)	Number of Shares Owned (2)	Right to Acquire (3)	Total Shares Beneficially Owned	Percent of Class (4)
John B. Baker, Peter K. Baker, Estate of Henry Baker and Ross S. Rapaport, individually and as a trustee, as a group c/o Crystal Rock Holdings, Inc. 1050 Buckingham Street Watertown, Connecticut 06795 (5)	10,852,155	-	10,851,154	50.805%
Ross S. Rapaport, individually and as trustee (6)	4,039,358	-	4,039,358	18.912%
Peter K. Baker	3,403,398	-	3,403,398	15,935%
John B. Baker	3,408,398	-	3,408,398	15.958%
AB Value Management LLC (7) 92 West Main Street Freehold, NJ 07728	2,421,961	-	2,421,961	11.340%
Peter H. Kamin (8) One Avery Street Boston, MA 02111	1,483,287	-	1,483,287	6.945%
West North Holdings, Inc. (9) 2400 Charles City Road Richmond, VA 23231	1,112,860	-	1,112,860	5.210%
Martin A. Dytrych	-	-	-	-
John M. LaPides	-	-	-	-
Lori J. Schafer	-	-	-	-
Bruce S. MacDonald	49,035	-	49,035	0.2309%
All Executive officers and directors as a group (8 persons)	10,900,189	-	10,900,189	51.035%

_______________________

Notes:

(1)	The business address of the group constituting a greater-than-5% stockholder and each officer and director is c/o Crystal Rock Holdings, Inc., 1050 Buckingham Street, Watertown, Connecticut 06795.

(2)	Unless otherwise noted, each person or group identified possesses sole voting and investment power with respect to the shares listed, subject to community property laws where applicable. Excludes shares that may be acquired through the exercise of stock options or other rights.

(3)	Represents the shares that can be acquired through the exercise of stock options within 60 days of the date of this table.

(4)	Percentages in this column are determined in accordance with SEC Rule 13d-3. Based upon stock actually owned (that is, excluding Company options held by Mr. Rapaport and by all other Company option holders), the Baker Family Group currently owns a majority (50.805%) of the Company’s issued and outstanding common stock.

(5)	Information is based on a Schedule 13D/A filed with the SEC on February 13, 2018 by John B. Baker, Peter K. Baker, and Ross S. Rapaport, as an individual and in his capacity as a trustee (the Baker Family Group). As of that date, the Baker Family Group held 10,852,155 shares, as follows: The Estate of Henry Baker had sole voting and dispositive power with respect to 1,001 shares, John Baker had sole voting and dispositive power with respect to 3,408,398 shares, Peter Baker had sole voting and dispositive power with respect to 3,403,398 shares, and Mr. Rapaport had sole voting and dispositive power with respect to 4,039,358 shares (including (i) 4,029,318 shares held as a trustee U/T/A dated 12/16/91 F/B/O Joan Baker et al., Peter K. Baker Life Insurance Trust, and John B. Baker Life Insurance Trust, and (ii) 10,040 shares held individually).

(6)	Shares owned include 4,029,318 shares of common stock U/T/A dated 12/16/91 F/B/O Joan Baker et. al. and Peter K. Baker and John B. Baker Life Insurance Trusts, of which Mr. Rapaport is trustee; and 10,040 individually owned by Mr. Rapaport.

(7)	Information is based on a Form 4 filed with the SEC on March 3, 2017 by Andrew Berger, in his capacity as manager and general partner for AB Value Management LLC and AB Value Partners and for Hamilton Partners (the “AB Group”). The Form 4 states that as of that date, the AB Group held 2,421,961 shares, as follows: 902,300 shares owned directly by AB Value Partners, LP, 1,508,935 shares that AB Value Management LLC had caused the Managed Account to directly own, 10,726 shares owned directly by Hamilton Partners, and 1 share owned directly by Andrew Berger. As stated in the Form 4, by virtue of their relationships with AB Value Partners, LP, each of AB Value Management LLC and Mr. Berger may be deemed to beneficially own the shares owned by AB Value Partners, LP and the Managed Account. The Form 4 states that by virtue of their relationships with Hamilton Partners, Mr. Berger may be deemed to beneficially own the shares owned by Hamilton Partners. Each of Mr. Berger, AB Value Management LLC, AB Value Management LLC's Managed Account, AB Value Partners, LP, and Hamilton Partners is a member of a Section 13(d) group that owns more than 10% of the Issuer's outstanding Common Stock.

(8)	Information is based on a Schedule 13D filed with the SEC on January 20, 2016 by Peter H. Kamin. As of January 20, 2016, Mr. Kamin held 1,483,287 shares of Common Stock representing 6.9% of the Issuer’s outstanding Common Stock. The filing states that Mr. Kamin has sole voting power and sole dispositive power with respect to all of the shares of Common Stock held by the Reporting Person.

(9)	Information is based on a Schedule 13D filed with the SEC on October 1, 2014 by West North Holdings, Inc. (“West North”). As of June 21, 2014, West North held 1,112,860 shares of Common Stock representing 5.21% of the Issuer’s outstanding Common Stock. The filing states that Joseph Conte is President and majority shareholder of West North and that he has sole power to vote or direct the vote and to dispose or direct the disposition of these shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Policies and Procedures for the Review and Approval of Transactions with Related Parties

Our Board has no formal policies and procedures for the review and approval of transactions with related parties.  However, the Audit Committee has the responsibility of reviewing and approving transactions with related parties.  In connection with the review of any related party transactions, the Audit Committee considers, among other matters, the nature, timing and duration of the transactions, the relationships of the parties to the transactions, whether the transactions are in the ordinary course of the Company’s business, the dollar value of the transactions and whether the transactions are in the interest of the Company.  The Audit Committee ratified the related party transactions described below, to the extent they occurred or were materially modified in fiscal 2017.

Related Party Transactions

Subordinated Notes Held by Significant Stockholders.  In October 2000, we issued certain stockholders of Crystal Rock (members of the Baker family and related family trusts) subordinated promissory notes in the original principal amount of $22,600,000.  In fiscal 2004, we paid $5,000,000 in principal on these notes with part of the proceeds from the sale of the assets of our retail business.  In fiscal 2005, we paid $3,600,000 in principal on the notes in conjunction with the refinancing of our senior debt facility.  As part of the refinancing, we restructured the terms of the subordinated notes.  In 2009 and 2010, we paid an additional $500,000 in principal on the notes each year.   In 2013, we paid down $3,000,000 of principal on the notes. In 2015 we paid $1,000,000 of principal on the notes.

On June 13, 2017, the we further amended terms with of our senior debt facility allowing us to pay $4,500,000 of subordinated debt principal payments.

Giving effect to all of the foregoing transactions, all of which were considered and approved by the Company’s Audit Committee, the following table shows the holder, the remaining principal amount on October 31, 2017 and the amount paid each holder for interest during the fiscal year.

Related Party	Principal Balance	Interest Paid
John B. Baker	$2,250,000	$315,919
Peter K. Baker	2,250,000	315,919
Henry Baker and Estate of Henry Baker	-	331,226
Total	$4,500,000	$963,064

John and Peter Baker are directors and executive officers. The late Henry Baker was their father.

In general, the subordinated notes bear interest at 12%, compounded quarterly, with payments due on the 20th of February, May, August and November.  The notes mature in 2020 and we are required to pay interest only until maturity.  There is a balloon payment of the full principal amount at maturity.  The subordinated notes become due and payable in case of liquidation, dissolution, insolvency, sale of the business or acceleration of the senior debt. Our senior debt facility makes funds available for repayment of the subordinated notes if we attain certain financial criteria.  There is no prepayment penalty for repaying the subordinated notes.

The subordinated notes are secured by all of our assets, but the subordinated notes and security interest are junior and subordinated to the senior debt owed to and the security interest in favor of Bank of America and its successors.  Under the related subordination agreement, we may pay, and the holders of the subordinated notes may accept, quarterly interest payments so long as there is no default on the senior debt and the payment would not cause such a default.  The holders of the subordinated notes can accrue unpaid interest, and we may pay those amounts, if such payments would not result in a default on the senior debt.  The holders of the subordinated notes have pledged a continuing security interest in the subordinated notes to Bank of America.

Related Party Leases.  We lease a 67,000 square foot facility in Watertown, Connecticut from Henry E. Baker, as trustee of the Baker Grandchildren's Trust, and a 22,000 square foot facility in Stamford, Connecticut from Henry E. Baker.  Future annual rent payments for these leases will be as follows:

Fiscal year ending
October 31,	Stamford	Watertown	Total
2018	$256,668	$470,521	$727,189
2019	256,668	470,521	727,189
2020	235,279	470,521	705,800
2021	-	470,521	470,521
Total	$748,615	$1,882,084	$2,630,699

The Watertown, Connecticut facility contains a water purification and bottling plant, warehouse space, a truck garage and office space.  We lease this property on a “triple net” basis, originally for a 10-year term that began in October 2000, with an option to extend the lease for five more years.  In fiscal 2017, we paid $470,521 in rent.

The future rent obligations under Watertown lease are set forth in the table above.  The lease term runs to 2021, with a Company option to extend the lease for five more years for a rent to be negotiated or determined by appraisers selected by the parties.  We believe that the rent we pay for this facility is at least as favorable as we could have obtained in an arm’s-length transaction.

The Stamford property includes warehouse space, a truck garage and office space.  We originally entered a lease for this property in October 2000 and on September 29, 2010 we entered into a new lease for the facility which runs for a term of ten years, until 2020. Annual lease payments are $256,668 per year for the next three years and $235,279 for the last year.  We believe that the rent we pay for this facility is at least as favorable as we could have obtained in an arm’s-length transaction.  In fiscal 2017, we paid $256,668 in rent.

Other Related Party Matters.  During fiscal 2017, Ross Rapaport, a director of the Company, was associated with McElroy, Deutsch, Mulvaney & Carpenter, LLP, a law firm which we engage regularly for various legal matters.  During fiscal 2017 and 2016, we paid the firm $26,000 and $27,000, respectively. David Jurasek, our Chief Financial Officer, is the husband of Cheryl Jurasek, the Company’s Vice President of Human Resources.  Her 2017 fiscal year compensation, including the value of a Company-provided automobile, insurance coverage and 401(k) matching funds, was $155,540.

Independent Directors

Board of Directors.  Crystal Rock is a “controlled company” under the Corporate Governance Rules of the New York Stock Exchange MKT market (NYSE MKT), which means that a majority of our issued and outstanding voting stock is controlled by a single person or related group of persons, and that the company has elected controlled company status.

A controlled company is exempted from certain rules otherwise applicable to companies whose securities are listed on NYSE MKT, including (i) the requirement that a company have a majority of independent directors, (ii) the requirement that nominations to the company’s Board be either selected or recommended by a nominating committee consisting solely of independent directors, and (iii) the requirement that officers’ compensation be either determined or recommended by a compensation committee consisting solely of independent directors.

Under NYSE MKT rules, no director qualifies as independent until the Board makes an affirmative determination to that effect.  In making this determination, the Board must affirmatively conclude that the director does not have a material relationship with us that would interfere with the exercise of his or her independent judgment in carrying out the responsibilities of a director.  The Board considers, among other factors, the director’s current and historic relationships with us and our competitors, suppliers, customers and auditors, including compensation directly or indirectly paid to the director; the director’s professional and family relationships with management and other directors; the relationships that the director’s current and former employers may have with us; and the relationships between us and other companies of which the director may be a director or executive officer.

We have three independent directors on our Board.  After considering the factors described in the previous paragraph, the Board has determined that Mr. Dytrych, Mr. LaPides and Ms. Schafer are independent.  NYSE MKT rules require that the independent directors meet on a regular basis as often as necessary to fulfill their responsibilities, including at least annually in executive session.  In addition to their meetings as members of the Audit and Compensation Committees, of which they are the sole members, Mr. Dytrych, Mr. LaPides, and Ms. Schafer met once in person in fulfillment of this NYSE MKT requirement during fiscal year 2017, in executive session each time.

Chairman and Chief Executive Officer.  The Chairman of the Board is Ross Rapaport, and the Chief Executive Officer is Peter Baker.  Although it is common for major companies in the United States to have CEOs who also hold the position of chairman of the board, a number of studies on corporate governance have recommended that the positions be held by two different persons, and the Board currently considers that to be better practice.  Neither Mr. Rapaport nor Mr. Baker is an independent director.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Audit Committee engaged Wolf & Company, P.C. as our independent registered public accounting firm to perform an audit of our consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB) for the fiscal years ended October 31, 2017 and 2016.

Independent Registered Public Accounting Firm Fees

The following is a summary of the fees for professional services rendered by Wolf & Company for the fiscal years ended October 31, 2017 and 2016:

Fee Category	2017	2016
Audit fees	$200,589	$190,285
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$200,589	$190,285

The Audit Committee engaged Blum, Shapiro & Company P.C. for tax and tax advisory services for fiscal year 2017.

Pre-Approval Policies and Procedures

At present, our Audit Committee approves each engagement for audit and non-audit services before we engage Wolf & Company, P.C. to provide those services.

Our Audit Committee has not established any pre-approval policies or procedures that would allow our management to engage Wolf & Company, P.C. to provide any specified services with only an obligation to notify the Audit Committee of the engagement for those services.  None of the services provided by Wolf & Company, P.C. for fiscal 2017 was obtained in reliance on the waiver of the pre-approval requirement afforded in SEC regulations.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

b) Exhibits

An index to exhibits has been filed as part of the Amendment 1and is incorporated herein by reference.

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.

3.1	Certificate of Incorporation		S-4	September 6, 2000	Exhibit B to Appendix A
3.2	Certificate of Amendment to Certificate of Incorporation		8-K	October 19, 2000	4.2
3.3	Amended and Restated By-Laws as adopted March 29, 2010		8-K	April 2, 2010	3.2
3.4	Certificate of Ownership and Merger of Crystal Rock Holdings, Inc. with and into Vermont Pure Holdings, Ltd.		8-K	April 30, 2010	3.1
4.1	Registration Rights Agreement with Peter K. Baker, Henry E. Baker, John B. Baker and Ross Rapaport		8-K	October 19, 2000	4.6
10.1*	1998 Incentive and Non-Statutory Stock Option Plan, as amended		14A	February 28, 2003	A
10.2*	2004 Stock Incentive Plan		14A	March 1, 2004	B
10.3	Lease of Buildings and Grounds in Watertown, Connecticut from the Baker’s Grandchildren Trust		S-4	September 6, 2000	10.22
10.4	First Amendment to the Lease of Buildings and Grounds in Watertown, Connecticut from the Baker’s Grandchildren Trust		10-Q	September 14, 2007	10.4
10.5	Amended and Restated Credit Agreement dated April 5, 2010 with Bank of America.		8-K	April 9, 2010	10.1
10.6	Form of Amended and Restated Term Note dated April 5, 2010 to Bank of America.		8-K	April 9, 2010	10.2
10.7	Form of Amended and Restated Subordination and Pledge Agreement dated April 5, 2010 between Henry E. Baker and Bank of America.		8-K	April 9, 2010	10.3
10.8	Form of Amended and Restated Subordination and Pledge Agreement dated April 5, 2010 between John B. Baker and Peter K. Baker and Bank of America.		8-K	April 9, 2010	10.4
10.9	Form of Amended and Restated Promissory Note dated April 5, 2010 issued to Henry E. Baker, John B. Baker and Peter K. Baker		8-K	April 9, 2010	10.5
10.10	Form of Indemnification Agreement dated November 2, 2005 with each of Henry E. Baker, John B. Baker, Peter K. Baker, Phillip Davidowitz, David Jurasek, Bruce S. MacDonald and Ross S. Rapaport		10-K	January 30, 2006	10.21

10.11	Form of Indemnification Agreement dated November 2, 2005 with each of John M. Lapides and Martin A. Dytrych and dated February 15, 2012 for Lori J. Schafer	10-K	January 30, 2006	10.22
10.12	Financial Assistance Agreement with Connecticut Innovations dated August 20, 2007	10-K	January 29, 2008	10.30
10.13	Letter of Waiver and Consent dated September 15, 2010 signed by Martin Dytrych, Henry Baker, Peter Baker, and John Baker.	8-K	October 1, 2010	10.1
10.14	First Amendment to the Credit Agreement dated September 28, 2010 with Bank of America.	8-K	October 1, 2010	10.2
10.15	Letter from Henry E., Peter K., and John B. Baker and Ross S. Rapaport, as trustee, to Bank America, as agreed to, to amend Subordination Agreements.	8-K	October 1, 2010	10.3
10.16	Lease of Building and Land in Stamford, Connecticut from Henry E. Baker dated September 30, 2010.	8-K	October 1, 2010	10.4
10.17	Second Amendment to the Credit Agreement with Bank of America dated May 14, 2012.	10-Q	June 14, 2012	10.1
10.18	Third Amendment to the Credit Agreement with Bank of America dated March 13, 2013	10-Q	March 18, 2013	10.1
10.19	Amendment of Second Amended and Restated Subordinated Note and Subordinated Note to Henry Baker dated March 13, 2013	10-Q	March 18, 2013	10.2
10.20	Amendment of Subordinated Note to Peter and John Baker dated March 13, 2013	10-Q	March 18, 2013	10.3
10.21	Second Amended and Restated Term Note to Bank of America dated March 13, 2013	10-Q	March 18, 2013	10.4
10.22	Letter of Waiver and Consent dated December 21, 2012 signed by Martin Dytrych, Henry Baker, Peter Baker, and John Baker	8-K	December 28, 2012	10.1
10.23	Letter of Waiver and Consent From Bank of America dated December 21, 2012 signed by Donald Bates and Bruce MacDonald	8-K	December 28, 2012	10.2
10.24*	Crystal Rock Holdings, Inc. 2014 Stock Incentive Plan	14A	February 28, 2014	A

10.25	Fourth Amendment to the Credit Agreement with Bank of America dated September 30, 2013		10-K	January 27, 2015	10.33
10.26	Fifth Amendment to the Credit Agreement with Bank of America dated January 14, 2015		10-K	January 27, 2015	10.34
10.27	Second Amended and Restated Credit Agreement with Bank of America dated May 20, 2015		10-Q	June 15, 2015	10.1
10.28	Third Amended and Restated Term Note with Bank of America dated May 20, 2015		10-Q	June 15, 2015	10.2
10.29	Second Amended and Restated Revolving Credit Note Dated May 20, 2015		10-Q	June 15, 2015	10.3
10.30	Amendments to Subordinated Notes dated May 20, 2015		10-Q	June 15, 2015	10.4
10.31	First Amendment Agreement with Bank of America dated September 16, 2015		10-Q	September 18, 2015	10.1
10.32	Amendments to Subordinated Notes dated September 16, 2015		10-Q	September 18, 2015	10.2
10.33	Second Amendment Agreement with Bank of America dated September 12, 2016		10-Q	September 14, 2016	10.1
10.34	First Amendment dated October 11, 2016 to Lease of Building and Land 313 Long Ridge Road, Stamford, Connecticut between Henry E. Baker and Crystal Rock LLC, a Delaware Limited Liability Company dated September 30, 2010		8-K	October 17, 2016	10.1
10.35	Third Amendment dated October 11, 2016 to Lease of 1050 Buckingham Street, Watertown, CT between Henry E. Baker for the Baker Grandchildren Trust U/T/A dated May 5, 2000 and Crystal Rock Spring Water Company dated May 5, 2000		8-K	October 17, 2016	10.2
10.36*	Employment Agreement with Peter Baker dated November 1, 2016		8-K	November 2, 2016	10.1
10.37*	Employment Agreement with John Baker dated November 1, 2016		8-K	November 2, 2016	10.2
10.38*	Employment Agreement with David Jurasek dated November 1, 2016		8-K	November 2, 2016	10.3
10.39	Third Amendment Agreement with Bank of America dated June 13, 2017		8-K	June 13, 2017	10.1
10.40	Third Amended and Restated Revolving Credit Note dated June 13, 2017		8-K	June 13, 2017	10.2
21.1	Subsidiary		10-K	January 24, 2018	21.1
23.1	Consent of Wolf & Company, P.C.		10-K	January 24, 2018	23.1
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		10-K	January 24, 2018	32.1
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		10-K	January 24, 2018	32.2
101	Interactive Data Files regarding (a) our Consolidated Balance Sheets as of October 31, 2017 and October 31, 2016, (b) our Consolidated Statements of Operations for the years ended October 31, 2017 and 2016, (c) Consolidated Statements of Comprehensive Income for the years ended October 31, 2017 and 2016 (d) Consolidated Statements of Changes in Stockholders’ Equity for the years ended October 31, 2017 and 2016, (e) our Consolidated Statements of Cash Flows for the years ended October 31, 2017 and 2016, and (f) the Notes to such Consolidated Financial Statements.		10-K	January 24, 2018	101

* Management contract or compensatory plan.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRYSTAL ROCK HOLDINGS, INC.

/s/ David Jurasek

David Jurasek

Chief Financial Officer

Date: February 28, 2018

