Form 10-Q
period 2018-01-31
Crystal Rock Holdings, Inc.
filed 2018-03-16
CIK 1123316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

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
Emerging Growth Company ____

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ___                                           No  X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares outstanding at March 9, 2018
Common Stock, $.001 Par Value	21,358,411

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	January 31, 2018	October 31, 2017
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$200,979	$1,065,000
Accounts receivable, trade - net of reserve of $262,511 and $330,720 for 2018 and 2017, respectively	6,768,744	7,013,184
Inventories, net	2,124,337	2,200,666
Other current assets	1,537,874	1,276,850
Unrealized gain on derivatives	5,098	3,787

TOTAL CURRENT ASSETS	10,637,032	11,559,487

PROPERTY AND EQUIPMENT - net	6,497,455	6,850,771

OTHER ASSETS:
Goodwill	12,156,790	12,156,790
Other intangible assets - net	691,539	833,951
Other assets	76,926	91,926

TOTAL OTHER ASSETS	12,925,255	13,082,667

TOTAL ASSETS	$30,059,742	$31,492,925

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Line of credit	$2,015,200	$2,000,000
Current portion of long term debt	1,599,996	1,599,996
Accounts payable	1,787,406	1,723,753
Accrued expenses	1,992,601	2,261,365
Current portion of customer deposits	613,433	614,789

TOTAL CURRENT LIABILITIES	8,008,636	8,199,903

Long term debt, less current portion	6,133,348	6,533,347
Deferred tax liability	2,626,013	4,027,550
Subordinated debt	4,500,000	4,500,000
Other liability	29,138	30,561
Customer deposits, less current portion	2,456,337	2,461,762

TOTAL LIABILITIES	23,753,472	25,753,123

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock - $.001 par value, 50,000,000 authorized shares, 21,960,229 issued and 21,358,411 outstanding shares as of January 31, 2018 and October 31, 2017	21,960	21,960
Additional paid in capital	58,464,742	58,464,742
Treasury stock, at cost, 601,818 shares as of January 31, 2018 and October 31, 2017	(900,360)	(900,360)
Accumulated deficit	(51,283,287)	(51,848,811)
Accumulated other comprehensive income	3,215	2,271
TOTAL STOCKHOLDERS' EQUITY	6,306,270	5,739,802

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,059,742	$31,492,925

See the accompanying notes to the consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended January 31,
	2018	2017
	(unaudited)

NET SALES	$13,878,372	$14,650,146

COST OF GOODS SOLD	6,653,099	6,956,412

GROSS PROFIT	7,225,273	7,693,734

OPERATING EXPENSES:
Selling, general and administrative expenses	7,491,877	7,171,804
Advertising expenses	122,510	119,439
Amortization	142,412	170,337
Loss on disposal of property and equipment	396,092	-

TOTAL OPERATING EXPENSES	8,152,891	7,461,580

(LOSS) INCOME FROM OPERATIONS	(927,618)	232,154

OTHER EXPENSE:
Interest	233,511	350,590

LOSS BEFORE INCOME TAXES	(1,161,129)	(118,436)

INCOME TAX BENEFIT	1,726,653	43,822

NET INCOME (LOSS)	$565,524	$(74,614)

NET INCOME (LOSS) PER SHARE - BASIC	$0.03	$(0.00)

NET INCOME (LOSS) PER SHARE - DILUTED	$0.03	$(0.00)

WEIGHTED AVERAGE SHARES USED IN COMPUTATION - BASIC	21,358,411	21,358,411
WEIGHTED AVERAGE SHARES USED IN COMPUTATION - DILUTED	21,358,411	21,358,411

See the accompanying notes to the consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three months ended January 31,

	2018	2017
	(Unaudited)

NET INCOME (LOSS)	$565,524	$(74,614)
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Cash Flow Hedges:
Unrealized gain on derivatives designated as cash flow hedges	944	13,282
Other Comprehensive Income, net of tax	944	13,282
TOTAL COMPREHENSIVE INCOME (LOSS)	$566,468	$(61,332)

See the accompanying notes to the consolidated financial statements.

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended January 31,
	2018	2017
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$565,524	$(74,614)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	636,887	654,427
Provision for bad debts on accounts receivable	63,220	89,129
Amortization	142,412	170,337
Deferred tax benefit	(1,401,537)	-
Loss on disposal of property and equipment	396,092	-

Changes in operating assets and liabilities:
Accounts receivable	181,220	217,732
Inventories	76,329	(199,643)
Other current assets	(261,391)	74,065
Other assets	15,000	14,160
Accounts payable	63,653	(1,063,077)
Accrued expenses	(270,187)	(1,025,938)
Customer deposits	(6,781)	(991)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	200,441	(1,144,413)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(721,763)	(638,361)
Proceeds from sale of property and equipment	42,100	-
NET CASH USED IN INVESTING ACTIVITIES	(679,663)	(638,361)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net line of credit borrowings	15,200	-
Principal payments on debt	(399,999)	(399,999)
NET CASH USED IN FINANCING ACTIVITIES	(384,799)	(399,999)

NET DECREASE IN CASH	(864,021)	(2,182,773)

CASH AND CASH EQUIVALENTS - beginning of period	1,065,000	5,553,815

CASH AND CASH EQUIVALENTS - end of period	$200,979	$3,371,042

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest	$232,904	$371,800

Cash paid for taxes	$-	$249,850

NON-CASH FINANCING AND INVESTING ACTIVITIES:

See the accompanying notes to the consolidated financial statements

CRYSTAL ROCK HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position, results of operations, and cash flows for the periods presented. The results have been determined on the basis of generally accepted accounting principles and practices of the United States of America (“GAAP”), applied consistently with the Annual Report on Form 10-K of Crystal Rock Holdings, Inc. (the “Company”) for the year ended October 31, 2017.

Certain information and footnote disclosures normally included in audited consolidated financial statements presented in accordance with GAAP have been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2017. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

The financial statements herewith reflect the consolidated operations and financial condition of Crystal Rock Holdings, Inc. and its wholly owned subsidiary Crystal Rock LLC.

2.	Adopted Accounting Standards Updates

Effective November 1, 2017, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (”ASU”) No. 2015-11, “Simplifying the Measurement of Inventory”. The ASU requires entities using the first-in, first-out (FIFO) inventory costing method to subsequently value inventory at the lower of cost and net realizable value. The ASU defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The adoption of this guidance by the Company did not have a material impact on its consolidated financial statements.

Effective November 1, 2017, we adopted FASB ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes”. The ASU requires that deferred tax assets and liabilities be combined and be classified as non-current in a statement of financial position. The adoption of this guidance by the Company did not have a material impact on its consolidated financial statements.

3.	GOODWILL AND OTHER INTANGIBLE ASSETS

Major components of intangible assets consisted of:

	January 31, 2018			October 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Wgt. Avg.Amort. Years	Gross Carrying Amount	Accumulated Amortization	Wgt. Avg. Amort. Years
Amortized Intangible Assets:
Covenants Not to Compete	$2,536,488	$2,510,656	1.16	$2,536,488	$2,502,976	1.33
Customer Lists	10,313,819	9,912,484	0.93	10,313,819	9,785,842	1.15
Other Identifiable Intangibles	608,393	344,021	21.84	608,393	335,931	22.08
Total	$13,458,700	$12,767,161		$13,458,700	$12,624,749

Amortization expense for the three month periods ending January 31, 2018 and 2017 was $142,412 and $170,337, respectively. There were no changes in the carrying amount of goodwill, $12,156,790, for the three months ending January 31, 2018.

4.	DEBT

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

The Agreement amortizes the term debt over a five year period with 59 equal monthly installments of $133,333 plus interest and a final payment of $4,133,333 due in May 2020. The revolving line of credit matures in May 2018. There are various restrictive covenants under the Agreement, and the Company is prohibited from entering into other debt agreements without the bank’s consent. The Agreement also prohibits the Company from paying dividends without the prior consent of the bank.

Effective September 12, 2016, the Company amended its Agreement with the Bank (the “Second Amendment”). Under the Second Amendment, interest is paid at a rate of one-month LIBOR plus a margin based on the achievement of a specified leverage ratio. As of January 31, 2018, the margin was 2.50% for the term note and 2.25% for the revolving line of credit. The Company fixed the interest rate on a portion of its term debt by entering into an interest rate swap. As of January 31, 2018, the Company had $3,867,000 of the term debt subject to variable interest rates. The one-month LIBOR was 1.56% on January 31, 2018 resulting in total variable interest rates of 4.06% and 3.81%, for the term note and the revolving line of credit, respectively, as of January 31, 2018.

The Second Amendment requires the Company to be in compliance with certain financial covenants as follows: (i) a maximum annual limit for capital expenditures of $4,000,000 each fiscal year, (ii) consolidated adjusted operating cash flows to consolidated total debt service ratio, as defined, to be no less than 1.5 to 1 for any reference period ending on or after October 31, 2016 and (iii) senior funded debt to consolidated adjusted EBITDA, as defined, to be no greater than 2.5 to 1 as of the end of any fiscal quarter ending on or after October 31, 2016. The Amendment also allows payments of interest on Subordinated Notes. As of January 31, 2018, the Company was not in compliance with (ii) and (iii) of the financial covenants. The Bank waived the covenant compliance requirements for (ii) and (iii) for the period ended January 31, 2018.

On June 13, 2017, the Company entered into a Third Amendment (the “Third Amendment”) to the Agreement. The Third Amendment increases the aggregate principal amount available under the revolving line of credit from $5,000,000 to $6,000,000. The Third Amendment allows the Company to use up to $2,000,000 of proceeds from the revolving line of credit to make payments on the Subordinated Debt. The Third Amendment also allows for prepayments on Subordinated Debt up to $4,500,000 in the aggregate. Subsequently, in fiscal 2017, the Company paid an aggregate of $4,500,000 of subordinated debt principal payments.

At January 31, 2018, there was a balance of $2,015,200 outstanding on the line of credit and a letter of credit issued for $1,327,000 to collateralize the Company’s liability insurance program as of that date. Consequently, as of January 31, 2018, there was $2,658,000 available to borrow from the revolving line of credit. The line of credit matures in May 2018. There was $7,733,000 outstanding on the term note as of January 31, 2018.

In addition to the senior debt, as of January 31, 2018, the Company had subordinated debt owed to Peter and John Baker in the aggregate principal amount of $4,500,000 that is due November 20, 2020. The interest rate on each of these notes is 12% per annum.

The notes are secured by all of the assets of the Company but specifically subordinated, with a separate agreement with the subordinated debt holders, to the senior financing facility (Credit Agreement) described above.

5.	INVENTORIES

Inventories consisted of the following at:

	January 31,	October 31,
	2018	2017
Finished Goods	$2,016,980	$2,011,255
Raw Materials	182,357	189,411
Inventory Reserve	(75,000)	-
Total Inventories	$2,124,337	$2,200,666

Finished goods inventory consists of products that the Company sells such as, but not limited to, coffee, cups, soft drinks, and snack foods. Raw material inventory consists primarily of bottle caps. The amount of raw and bottled water on hand does not represent a material amount of inventory. Bottles are accounted for as fixed assets.

6.	IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets and certain identifiable intangible assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. Recoverability is assessed based on estimated undiscounted future cash flows. The Company’s policy is to record an impairment loss when it is determined that the carrying amount of the asset may not be recoverable.

During the quarter ended January 31, 2018, the Company recorded an impairment loss of $385,463, included in loss on disposal of property and equipment on the consolidated statements of operations, related to the abandonment of an ERP software implementation that was yet to be placed in service. There were no impairment charges recognized during the quarter ended January 31, 2017.

7.	ON-BALANCE SHEET DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

This interest rate swap agreement is considered a cash flow hedge to hedge against the variability of interest rates on outstanding debt.  The net unrealized gain relating to interest rate swaps was recorded in current assets with an offset to other comprehensive income for the effective portion of the hedge. At January 31, 2018, these cash flow hedges were deemed 100% effective.  The portion of the net unrealized gain in current assets is the amount expected to be reclassified to income within the next twelve months.

The following information pertains to the Company's outstanding interest rate swap at January 31, 2018.  The interest rate swap matures in May 2018.The pay rate is fixed and the receive rate is one month LIBOR.

Instrument	Notional Amount	Pay Rate	Receive Rate
Interest rate swap	$3,866,668	1.25%	1.56%

The table below details the adjustments to other comprehensive income (loss), on a before tax and net-of tax basis, for the fiscal quarters ended January 31, 2018 and 2017.

	Before-Tax	Tax Benefit (Expense)	Net-of-Tax
Three Months Ended January 31, 2017
Gain on interest rate swap	$15,121	$(6,048)	$9,073
Reclassification adjustment to income	7,015	(2,806)	4,209
Net unrealized gain	$22,136	$(8,854)	$13,282
Three Months Ended January 31, 2018
Gain on interest rate swap	$3,003	$(841)	$2,162
Reclassification adjustment to income	(1,692)	474	(1,218)
Net unrealized gain	$1,311	$(367)	$944

The reclassification adjustments of $1,692 represents savings in interest that would have been paid without the interest rate swap agreement during the quarter ended January 31, 2018, and $7,015 represent interest the Company paid in excess of the amount that would have been paid without the interest rate swap agreement during the quarter ended January 31, 2017. These amounts were reclassified from accumulated other comprehensive income (loss) and recorded in consolidated statements of operations as a charge or credit to interest expense. No other material amounts were reclassified during the quarters ended January 31, 2018 and 2017.

8.	FAIR VALUES OF ASSETS AND LIABILITIES

Fair Value Hierarchy

The Company’s assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
Assets:
January 31, 2018
Unrealized gain on derivative	$-	$5,098	$-

October 31, 2017
Unrealized gain on derivative	$-	$3,787	$-

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

There were no assets or liabilities measured at fair value on a nonrecurring basis.

9.	IMPACT OF TAX REFORM ACT

On December 22, 2017, H.R. 1, originally known as the Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted. The Tax Reform Act made significant changes to U.S. federal income tax laws including permanently lowering the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. As the Company has an October 31 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory rate of 23% for the fiscal year ending October 31, 2018. The Company’s statutory federal tax rate will be 21% for fiscal years ending October 31, 2019 and beyond. U.S. GAAP requires the impact of tax legislation be recognized in the period in which the law was enacted. In December 2017, the SEC issued Staff Accounting Bulletin No. 118, which allows a company to report provisional numbers related to the Tax Reform Act and adjust those amounts during a measurement period not to extend beyond one year. For the three months ended January 31, 2018, the Company recorded a one-time tax benefit of $1,400,000 due to a remeasurement of deferred tax assets and liabilities. In addition, applying the reduced rate of 23% to our first fiscal quarter earnings resulted in an $1,400,000 reduction to tax expense. These tax benefits represent provisional amounts and the Company’s best estimate. The provisional amounts are based on estimates of underlying timing differences (primarily related to uncertainty in fixed assets) and the Company’s current interpretations of the Tax Reform Act. The ultimate impact of the Tax Reform Act may differ from our provisional amounts due to changes in interpretations and assumptions we made as well as any forthcoming legislative action or regulatory guidance.

10.	INCOME (LOSS) PER SHARE AND WEIGHTED AVERAGE SHARES

The Company considers outstanding in-the-money stock options, if any, as potential common stock in its calculation of diluted earnings per share, unless the effect would be anti-dilutive, and uses the treasury stock method to calculate the applicable number of shares.

The following calculation provides the reconciliation of the denominators used in the calculation of basic and fully diluted earnings per share:

	Three Months Ended January 31,
	2018	2017
Net Income (Loss)	565,524	$(74,614)
Denominator:
Basic Weighted Average Shares Outstanding	21,358,411	21,358,411
Dilutive effect of Stock Options	-	-
Diluted Weighted Average Shares Outstanding	21,358,411	21,358,411
Basic Income (Loss) Per Share	$.03	$(.00)
Diluted Income (Loss) Per Share	$.03	$(.00)

As of January 31, 2018 and 2017 there were no options outstanding.

11.	RECENT ACCOUNTING PRONOUNCEMENTS

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

12.	ACCOUNTS RECEIVABLE

Trade Accounts Receivable - Uncollectible individual accounts receivable are written off when deemed uncollectible, with any future recoveries recorded as income when received.

For more details regarding the Company’s accounts receivable polices refer to Note 2, Significant Accounting Policies, in the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2017.

13.	SUBSEQUENT EVENTS

On February 12, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Cott Corporation, a Canadian corporation (“Cott”), and CR Merger Sub, Inc., a wholly owned indirect subsidiary of Cott (“Purchaser”). Pursuant to the terms of the Merger Agreement, Purchaser commenced a tender offer (the “Offer”) on February 20, 2018 to purchase all of the outstanding shares of common stock, par value $0.001 per share, of the Company (the “Company Common Stock”), at a price per share of $0.97, net to the seller in cash, without interest (the “Offer Price”), and subject to deduction for any required withholding of taxes. The Offer is scheduled to expire on March 20, 2018, subject to extension in accordance with the terms of the Merger Agreement.

The consummation of the Offer is subject to customary closing conditions, including, among other things, the valid tender of shares of Company Common Stock representing a majority of the total outstanding shares of Company Common Stock, calculated on a fully diluted basis, and other conditions to the Offer set forth in Annex I to the Merger Agreement. The consummation of the Offer is not subject to any financing condition.

Upon the completion of the Offer, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Purchaser will be merged with and into the Company, with the Company surviving as a wholly owned indirect subsidiary of Cott (the “Merger”). The Merger Agreement provides that the Merger will be governed by Section 251(h) of the Delaware General Corporation Law and shall be effected by Purchaser and the Company as soon as practicable following the consummation of the Offer without a stockholder meeting.

At the effective time of the Merger (the “Effective Time”), each outstanding share of Company Common Stock, other than shares of Company Common Stock owned by the Company, Cott or Purchaser immediately prior to the Effective Time, or by stockholders who have validly exercised their appraisal rights under Delaware law will be canceled and converted into the right to receive an amount in cash equal to the Offer Price, payable to the holder thereof on the terms and subject to the conditions set forth in the Merger Agreement.

On February 12, 2018, in connection with the entry into the Merger Agreement, each of Peter Baker and John Baker (the “Executives”) entered into a Separation and General Release Agreement with the Company (the “Separation Agreements”). Pursuant to the Separation Agreements, the employment of each Executive with the Company will terminate immediately prior to the closing of the Merger, and the Company will provide each Executive with the compensation and benefits set forth in the Employment Agreement between the Company and each Executive dated November 1, 2016 (the “Employment Agreements”) for “Termination by Company Without Cause” pursuant to Section 2.2.5 of each Employment Agreement. Pursuant to the Separation Agreements, each Executive has agreed to release the Company and Purchaser from claims arising out of or in connection with the Executive’s employment with or termination from the Company. The Separation Agreements also amend the non-competition provisions of the Employment Agreements, such that, during the 12-month period immediately following the closing date of the Merger, each Executive will be subject to certain restrictive covenants regarding non-competition and non-solicitation with respect to the Company.

On March 14, 2018, David Jurasek, the Company’s Chief Financial Officer, entered into an Employment Agreement with the Company (the “Jurasek Employment Agreement”). The Jurasek Employment Agreement provides Mr. Jurasek with an annual salary of $200,000. The Jurasek Employment Agreement provides Mr. Jurasek with payment of one year’s base salary in case of termination without cause or termination of employment following a change of control, as defined, plus an aggregate allowance of up to $25,000 per year to reimburse Mr. Jurasek for (1) the actual cost of premiums incurred by him for disability insurance he obtains, if any, (2) the actual cost of premiums incurred by him for any other insurance which would not be available to him under the Company’s customary benefit plans, and (3) the actual cost of leasing and operating an automobile for use by him during his employment with the Company. The Jurasek Employment Agreement further provides that if Mr. Jurasek continues his employment with the surviving company in the Merger for six months post-closing, the surviving company would pay him a lump-sum cash retention bonus equal to three months’ salary (in addition to salary earned during such six month period). The Jurasek Employment Agreement also provides that the “change of control” severance referred to above would be payable if Mr. Jurasek’s employment is terminated for any reason or he elects to discontinue employment with the surviving company within 30 days of the end of the six-month period following the closing of the Merger.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto as filed in our Annual Report on Form 10-K for the year ended October 31, 2017 as well as the consolidated financial statements and notes contained herein.

Forward-Looking Statements

The “Management’s Discussion and Analysis” (MD&A) portion of this Form 10-Q contains forward-looking statements, including statements about these topics:

(1)	we face significant competition in the home and office distribution business,

(2)	we rely upon a single software vendor for our route accounting and online storefront, and

(3)	the outstanding debt levels may adversely impact the business profitability and ability to finance future expansion.

The following factors could strain sales and margins and cause actual results to differ materially from statements in MD&A about topic (1):  We incorporate by reference into this paragraph the full Risk Factor on page 12 of our 2017 Form 10-K beginning “We face significant competition in the home and office distribution business”.

The following factors could strain our ability to compete in the marketplace and cause actual results to differ materially from statements in MD&A about topic (2):  We incorporate by reference into this paragraph the full Risk Factor on page 13 of our 2017 Form 10-K beginning “We rely on a single software vendor”.

The following factors could strain liquidity and working capital availability and cause actual results to differ materially from statements in MD&A about topic (3):  We incorporate by reference into this paragraph the full Risk Factor on page 15 of our 2017 Form 10-K beginning “Our Company is significantly leveraged”.

Results of Operations

Overview and Trends

Sales in the first quarter of fiscal 2018 declined 5% from the first quarter fiscal 2017, however sales of water products increased 2%, due to our strategy of focusing sales efforts on new water customers. The most notable sales decline for the period was in the office products category which accounted for over 70% of the net sales decline.

The revenue decline resulted in a decrease in gross profit of $469,000 or 6%.

Our operating expenses were higher in the first quarter of fiscal 2018 compared to the comparable period in 2017 which resulted in a loss from operations of $928,000 in 2018 compared to income of $232,000 in 2017. This was driven by higher selling and general and administrative expenses due to costs associated with the planned merger with Cott Corporation and an impairment charge on a write-down of ERP software that had previously been capitalized.

However, due to the reduction in the corporate tax rate and the resulting $1,400,000 tax benefit recognized upon revaluing the deferred tax assets and liabilities, the company recorded net income of $565,000 in the first quarter of fiscal 2018 versus a net loss of $74,000 in the comparable period in 2017.

Results of Operations for the Three Months Ended January 31, 2018 (First Quarter) Compared to the Three Months Ended January 31, 2017

Sales

Sales for the three months ended January 31, 2018 were $13,878,000 compared to $14,650,000 for the corresponding period in 2017, a decrease of $772,000 or 5%. Other than water, all sales categories declined. The most notable decline was that of office products. The comparative breakdown of sales of the product lines for the respective three-month periods ended January 31, 2018 and 2017 is as follows:

Product Line (000’s $)	2018	2017	Difference	% Diff.
Water	$6,621	$6,520	$101	2%
Coffee	2,559	2,700	(141)	(5%)
Refreshment	1,965	2,049	(84)	(4%)
Equipment Rental	1,769	1,779	(10)	(1%)
Office Products	576	1,127	(551)	(49%)
Other	388	475	(87)	(18%)
Total	$13,878	$14,650	$(772)	(5%)

Water – Sales of water increased 2% for the first quarter 2018 as compared to the same period of 2017. The increase is attributable to a volume increase of 1% as prices have remained stable.

Coffee – The decrease in sales was attributable to a decline in our traditional higher volume bulk and K-cup lines. Bulk products sales continued to be negatively influenced by the single serve lines and K-cup sales declined as a result of ongoing commoditization of coffee products. The Cool Beans® brand single serve coffee sales increased 16% though the volume did not offset lost sales in other coffee packaging.

Refreshment – Complementary coffee products, single serve drinks, small package water, and cups, all declined.

Equipment Rental – The decrease in sales was a result of a 1% decrease in the average monthly rental price per rental unit. The number of rental units in the field increased by less than 1%.

Office Products – The decrease in sales was a result of a reduced online presence for the category and less focus on sales from our sales department.

Other – The decrease is attributable to a decrease in the sale of equipment.

Gross Profit/Cost of Goods Sold – The decrease in sales for the three months ended January 31, 2018, resulted in a lower gross profit of $7,225,000 from $7,694,000 for the comparable period in 2017. As a percentage of sales, gross margin was 52% compared to 53% for the same period a year ago.

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

Operating Expenses and Loss/Income from Operations

Total operating expenses increased to $8,153,000 in the first fiscal quarter of 2018 from $7,462,000 in the comparable period in 2017, an increase of $691,000, or 9%.

Selling, general and administrative (SG&A) expenses of $7,492,000 in the first fiscal quarter of 2018 increased $320,000, or 4%, from $7,172,000 in the comparable period in 2017. Of total SG&A expenses, route distribution costs decreased $2,000, as a result of lower labor costs offset by an increase in truck operating and fuel costs; combined selling and marketing costs decreased $26,000, or 3%, as a result of a decrease in sales staffing; and administration costs increased $348,000, or 12%, as a result of costs associated with the planned merger with Cott Corporation.

Advertising expenses were $123,000 in the first fiscal quarter of 2018 compared to $119,000 in the first quarter of 2017, an increase of $4,000, or 3%. The increase in advertising costs is primarily related to sponsorship costs.

Amortization decreased to $142,000 in the first fiscal quarter of 2018 from $170,000 in the comparable quarter in 2017, a decrease of $28,000, or 16%. Amortization is attributable to intangible assets that were acquired as part of acquisitions.

We had a loss from the sale and disposal of assets in the first quarter of 2018 totaling $396,000 compared to no gains or losses for the comparable period in 2017. The abandonment of the implementation of a new enterprise resource planning, (“ERP”) software, resulted in an impairment of property and equipment that accounted for $385,000 of the loss in fiscal 2018.

The loss from operations for the three months ended January 31, 2018 was $928,000 compared to income from operations of $232,000 in the comparable period in 2017, a decline of $1,160,000. The decline was the result of lower sales resulting in lower gross profit combined with the current period cost associated with the planned merger with Cott Corporation and the impairment write-off of the software costs capitalized related to the ERP system.

Interest, Taxes, and Other Expenses

Interest expense was $234,000 for the three months ended January 31, 2018 compared to $351,000 in the three months ended January 31, 2017, a decrease of $117,000. The decrease is attributable to lower debt balances and lower average interest rates.

The loss before income taxes was $1,161,000 for the three months ended January 31, 2018 compared to $118,000 in the corresponding period in 2017, a decline of $1,043,000. The tax benefit for the first quarter of 2018 was $1,727,000 compared to $44,000 in 2017. As a result of the Tax Cuts and Jobs Act of 2017, the Company recognized a benefit of $1,402,000 due to a remeasurement of deferred tax assets and liabilities. In addition to the reduction of the deferred tax liability the Company had an additional tax benefit of $325,000 as a result of the first quarter 2018 loss before taxes.

Net Income (Loss)

The net income for the three months ended January 31, 2018 was $565,000 compared to a net loss of $75,000 in the corresponding period in 2017. The increase is attributable to the increased tax benefit recognized through the remeasurement of deferred tax assets and liabilities offset by lower sales and gross profit combined with increased merger costs and the loss on disposal of an asset.

Liquidity and Capital Resources

As of January 31, 2018, we had working capital of $2,628,000 compared to $3,359,000 as of October 31, 2017, a decrease of $731,000. The most significant change in working capital was due to the use of cash for investment purposes in the purchase of equipment in the first quarter of 2018. Cash provided from operations during the three months ended January 31, 2018 was $200,000. The Company also reduced debt by $385,000 during the first quarter of 2018.

Our Credit Agreement with Bank of America (the “Bank”) provides a senior financing facility consisting of term debt and a revolving line of credit. As of January 31, 2018 we had $7,733,000 outstanding on our term loan. There was a balance of $2,015,200 outstanding on the line of credit and a letter of credit issued for $1,327,000 to collateralize the Company’s liability insurance program as of that date. Consequently, as of January 31, 2018, there was $2,658,000 available to borrow from the revolving line of credit.

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

Effective September 12, 2016, the Company amended its Agreement with the Bank (the “Second Amendment”). Under the Second Amendment, interest is paid at a rate of one-month LIBOR plus a margin based on the achievement of a specified leverage ratio. As of January 31, 2018, the margin was 2.50% for the term note and 2.25% for the revolving line of credit. The Company fixed the interest rate on a portion of its term debt by entering into an interest rate swap. As of January 31, 2018, the Company had $3,867,000 of the term debt subject to variable interest rates. The one-month LIBOR was 1.56% on January 31, 2018 resulting in total variable interest rates of 4.06% and 3.81%, for the term note and the revolving line of credit, respectively, as of January 31, 2018.

The following information pertains to the Company's outstanding interest rate swap at January 31, 2018.  The pay rate is fixed and the receive rate is one month LIBOR.

Instrument	Notional Amount	Pay Rate	Receive Rate
Interest rate swap	$3,866,668	1.25%	1.56%

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

On June 13, 2017, the Company entered into a Third Amendment (the “Third Amendment”) to the Agreement. The Third Amendment increases the aggregate principal amount available under the revolving line of credit from $5,000,000 to $6,000,000. The Third Amendment allows the Company to use up to $2,000,000 of proceeds from the revolving line of credit to make payments on the Subordinated Debt. The Amendment also allows payments of interest on Subordinated Notes. As of January 31, 2018, the Company was not in compliance with (ii) and (iii) of the financial covenants. The Bank waived the covenant compliance requirements for (ii) and (iii) for the period ended January 31, 2018.

In addition to the senior debt, as of January 31, 2018, the Company has subordinated debt owed to Peter and John Baker in the aggregate principal amount of $4,500,000 that is due November 20, 2020. The interest rate on each of these notes is 12% per annum.

In addition to our senior and subordinated debt commitments, we have significant future cash commitments, primarily in the form of operating leases that are not reported on the consolidated balance sheet.

The following table sets forth our contractual commitments in the remainder of the current year and future fiscal years as of January 31, 2018:

Contractual Obligations	Payment due by Period
	Total	Remainder of 2018	2019-2020	2021-2022	After 2022
Debt (1)	$14,248,000	$3,215,000	$6,533,000	$4,500,000	$-
Interest on Debt (2)	2,212,000	741,000	1,441,000	30,000	-
Operating Leases	8,246,000	2,118,000	4,236,000	1,840,000	52,000
Total	$24,706,000	$6,074,000	$12,210,000	$6,370,000	$52,000

(1)	Interest based on 50% of outstanding senior debt at the hedged interest rate discussed above, 50% of outstanding senior debt at a variable rate of 4.06%, line of credit at a rate of 3.81%, and subordinated debt at a rate of 12%.

(2)	Customer deposits have been excluded from the table. Deposit balances vary from period to period with water sales but future increases and decreases in the balances are not accurately predictable. Deposits are excluded because, net of periodic additions and reductions, it is probable that a customer deposit balance will always be outstanding as long as the business operates.

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

Changes in Internal Control over Financial Reporting.

No change in our internal control over financial reporting occurred during the three month period ended January 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There was no change in the three months ended January 31, 2018 from the Risk Factors reported in our Annual Report on Form 10-K for the year ended October 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

On March 14, 2018, David Jurasek, the Company’s Chief Financial Officer, entered into an Employment Agreement with the Company (the “Jurasek Employment Agreement”). The Jurasek Employment Agreement provides Mr. Jurasek with an annual salary of $200,000. The Jurasek Employment Agreement provides Mr. Jurasek with payment of one year’s base salary in case of termination without cause or termination of employment following a change of control, as defined, plus an aggregate allowance of up to $25,000 per year to reimburse Mr. Jurasek for (1) the actual cost of premiums incurred by him for disability insurance he obtains, if any, (2) the actual cost of premiums incurred by him for any other insurance which would not be available to him under the Company’s customary benefit plans, and (3) the actual cost of leasing and operating an automobile for use by him during his employment with the Company. The Jurasek Employment Agreement further provides that if Mr. Jurasek continues his employment with the surviving company in the Merger for six months post-closing, the surviving company would pay him a lump-sum cash retention bonus equal to three months’ salary (in addition to salary earned during such six month period). The Jurasek Employment Agreement also provides that the “change of control” severance referred to above would be payable if Mr. Jurasek’s employment is terminated for any reason or he elects to discontinue employment with the surviving company within 30 days of the end of the six-month period following the closing of the Merger. The foregoing summary of the Jurasek Employment Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Jurasek Employment Agreement, a copy of which is attached hereto as Exhibit 10.1, and the terms of which are incorporated herein by reference.

Item 6.	Exhibits.

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated February 12, 2018, by and among Cott Corporation, CR Merger Sub, Inc. and Crystal Rock Holdings, Inc. (Incorporated by reference to Exhibit 2.1 of our current report on Form 8-K, filed with the SEC on February 13, 2018)

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit B to Appendix A to our registration statement on Form S-4, File No. 333-45226, filed with the SEC on September 6, 2000)

3.2	Certificate of Amendment of Certificate of Incorporation (Incorporated by reference to Exhibit 4.2 of our current report on Form 8-K, filed with the SEC on October 19, 2000)

3.3	Certificate of Ownership and Merger of Crystal Rock Holdings, Inc. with and into Vermont Pure Holdings, Ltd. (Incorporated by reference to Exhibit 3.1 to our current report on Form 8-K, filed with the SEC on May 6, 2010)

3.4	Amendment to Amended and Restated By-laws of Crystal Rock Holdings, Inc. (Incorporated by reference to Exhibit 3.1 of our current report on Form 8-K, filed with the SEC on February 13, 2018)

10.1	Employment Agreement between Crystal Rock Holdings, Inc. and David Jurasek dated March 14, 2018

10.2	Separation and General Release Agreement dated February 12, 2018, by and between Peter Baker and Crystal Rock Holdings, Inc. (Incorporated by reference to Exhibit 10.1 of our current report on Form 8-K, filed with the SEC on February 13, 2018)

10.3	Separation and General Release Agreement dated February 12, 2018, by and between John Baker and Crystal Rock Holdings, Inc. (Incorporated by reference to Exhibit 10.2 of our current report on Form 8-K, filed with the SEC on February 13, 2018)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files regarding (a) our Consolidated Balance Sheets as of January 31, 2018 and October 31, 2017, (b) our Consolidated Statements of Operations for the Three Months Ended January 31, 2018 and 2017, (c) our Consolidated Statements of Comprehensive Loss for the Three Months Ended January 31, 2018 and 2017, (d) our Consolidated Statements of Cash Flows for the Three Months Ended January 31, 2018 and 2017, and (e) the Notes to such Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 16, 2018
CRYSTAL ROCK HOLDINGS, INC.

	By:	/s/ David Jurasek
David Jurasek
Chief Financial Officer/Treasurer
(Principal Accounting Officer and Principal Financial Officer)

Exhibits Filed Herewith

Exhibit Number	Description

10.1	Employment Agreement between Crystal Rock Holdings, Inc. and David Jurasek dated March 14, 2018

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files regarding (a) our Consolidated Balance Sheets as of January 31, 2018 and October 31, 2017, (b) our Consolidated Statements of Operations for the Three Months Ended January 31, 2018 and 2017, (c) our Consolidated Statements of Comprehensive Loss for the Three Months Ended January 31, 2018 and 2017, (d) our Consolidated Statements of Cash Flows for the Three Months Ended January 31, 2018 and 2017, and (e) the Notes to such Consolidated Financial Statements.